Form 10-Q
period 1996-04-30
ARI NETWORK SERVICES INC /WI
filed 1996-06-12
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ----------------   ---------------

Commission file number 000-19608

                          ARI Network Services, Inc.
                          --------------------------

            (Exact name of registrant as specified in its charter.)



             WISCONSIN                                39- 1388360
- ----------------------------------          ---------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


              330 E. Kilbourn Avenue, Milwaukee, Wisconsin  53202
              ---------------------------------------------------
                    (Address of principal executive office)


Registrant's telephone number, including area code (414) 278-7676


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                   YES    X                          NO
                       -------                           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 10, 1996.

Common Stock, Par Value $.001 Per Shares 12,701,815 Shares Outstanding

                           ARI NETWORK SERVICES, INC.

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED APRIL 30, 1996

                                     INDEX




PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                           ----

Item 1   Financial statements                                               3-6

            Condensed consolidated balance sheets - April 30, 1996 and       3
            July 31, 1995.

            Condensed consolidated statements of operations for the three    4
            and nine months ended April 30, 1996 and 1995.

            Condensed consolidated statements of cash flows for the nine     5
            months ended April 30, 1996 and 1995.

            Notes to unaudited condensed consolidated financial
            statements.                                                      6

Item 2   Management's discussion and analysis of financial condition        7-12
         and results of operations.


PART II - OTHER INFORMATION


Item 5      Other Information                                                 12

Item 6      Exhibits                                                          12

Signatures

                         ARI NETWORK SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)



                                               April 30         July 31
                                                 1996            1995
                                              (Unaudited)      (Audited)
                                              -----------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                    $    335       $    236
   Accounts receivable                               812          1,105
   Prepaid expenses                                  158            180
                                                --------       --------

        Total current assets                       1,305          1,521

Equipment & leasehold improvements, net of
   accumulated depreciation and amortization         477            879
Other assets                                           0              5
Network systems-net                                9,480          9,277
                                                --------       --------

        Total Assets                            $ 11,262       $ 11,682
                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $    648       $    766
   Line of credit with shareholders                3,000          1,400
   Other current liabilities                         813            851
   Current portion of capital lease
     obligations                                      68             68
                                                --------       --------

        Total current liabilities                  4,529          3,085

Capital lease obligations                             21             73

Shareholders' equity:
   Common stock                                       13             12
   Additional paid-in capital                     76,324         74,961
   Accumulated deficit                           (69,625)       (66,449)
                                                --------       --------

        Total shareholders' equity                 6,712          8,524
                                                --------       --------
Total Liabilities & Shareholders' Equity        $ 11,262       $ 11,682
                                                ========       ========

See notes to unaudited condensed consolidated financial statements.

                         ARI NETWORK SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except for share data)
                                 (Unaudited)



                                     Three Months Ended    Nine Months Ended
                                          April 30              April 30

                                        1996       1995       1996       1995
Net revenues                         $ 1,407    $ 1,287    $ 3,620    $ 3,841

Operating expenses:

   Variable cost of products and
   services sold (exclusive of
   depreciation and amortization
   shown below)                          347        376        815        954

   Depreciation and amortization         476        404      1,248      1,921

   Network operations                    218        269        656        929

   Selling, General & Administrative   1,239      1,184      3,521      3,704

   Network and product development       463        365      1,404      1,192
                                     -------     ------    -------    -------
Operating expenses before amounts
  capitalized                          2,743      2,598      7,644      8,700

   Less capitalized expenses*           (374)      (328)    (1,039)    (1,058)
                                     -------     ------    -------    -------

Total net operating expenses           2,369      2,270      6,605      7,642
                                     -------     ------    -------    -------
Operating Loss                          (962)      (983)    (2,985)    (3,801)

Other income (expense)                   (64)        74       (191)        80
                                     -------     ------    -------    -------

Net loss                             ($1,026)     ($909)   ($3,176)   ($3,721)
                                     =======     ======    =======    =======
Average common shares outstanding     12,699     12,186     12,355     12,031

Net loss per common share             ($0.08)    ($0.07)    ($0.26)    ($0.31)

* In accordance with FASB 86, includes a portion of network and product development expense and other operating expenses directly related to the development process.



See notes to unaudited condensed consolidated financial statements.

                         ARI NETWORK SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                         Nine Months Ended
                                                              April 30
                                                        --------------------
                                                            1996       1995
                                                        --------   --------
Cash flow from operating activities:
  Net loss                                               ($3,176)   $(3,721)
  Amortization of network system                             836      1,318
  Depreciation and other amortization                        412        603
  Net change in operating assets                             315       (115)
  Net change in operating liabilities                       (155)        21
                                                         -------    -------
Net cash used in operating activities                     (1,768)    (1,894)

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements           (10)      (209)
  Network system costs capitalized                        (1,039)    (1,058)
  Other                                                        4          0
                                                         -------    -------
Net cash used in investing activities                     (1,045)    (1,267)

Cash flows from financing activities:
  Payment of capital lease obligations
    and notes payable                                        (52)       (38)
  Proceeds from issuance of common stock                   1,364      1,647
  Borrowings under line of credit                          1,600        600
                                                         -------    -------
Net cash provided by financing activities                  2,912      2,209
                                                         -------    -------
Net change in cash and cash equivalents                       99       (952)
  Beginning cash and cash equivalents balance                236      1,029
                                                         -------    -------
Ending cash and cash equivalents balance                 $   335    $    77
                                                         =======    =======
Cash paid for interest                                   $   190    $    31
                                                         =======    =======

See notes to unaudited condensed consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                               April 30, 1996



1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1995.

2.   NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                    REVENUES

Total revenue for the quarter ended April 30, 1996 increased $120,000 or 9% as compared to last year, due to an increase in recurring revenues in the Transportation Industry. Last year the directory for the Transportation Industry was being created, generating nonrecurring revenues only. The directory has moved into production and is generating recurring revenue from maintenance and support fees. Total revenue for the nine months ended April 30, 1996 decreased by $221,000 or 6%, as compared to last year, due to a decrease in nonrecurring revenues generated from the sale of DOS software applications and related professional services revenue in the first and second quarter, 1996. The decrease was partially offset by an increase in recurring revenues in the Agribusiness and Transportation industries.

     The Company has a strategy of building a sustainable recurring revenue stream in selected vertical markets for each of its primary services. Accordingly, the Company reviews its revenue by two distinct classifications: recurring versus nonrecurring revenue and revenue by vertical market.

     The following tables set forth, for the periods indicated, certain revenue information derived from the Company's unaudited consolidated financial statements.


                      RECURRING VS. NON-RECURRING REVENUE



                              Three Months Ended    Nine Months Ended
                                  April 30              April 30
                                  --------              --------
                               (In thousands)        (In thousands)
                                1996       1995       1996       1995
                                ----       ----       ----       ----
Recurring Revenue              $1,008     $  889     $2,812     $2,488
Non-recurring Revenue             399        398        808      1,353
                               ------     ------     ------     ------
  Total revenue                $1,407     $1,287     $3,620     $3,841
                               ======     ======     ======     ======

     Recurring revenue for the quarter ended April 30, 1996 increased $119,000 or 13% as compared to last year. For the nine months ended April 30, 1996, recurring revenue increased $324,000 or 13% from last year. Recurring revenues consist of network traffic fees, maintenance and support fees, transaction fees and subscription fees. The nine month year-to-year increase in recurring revenue was due to an increased number of transactions being handled by the Company's processing center and the initiation of maintenance and support services in the Transportation industry. Recurring revenue represents 72% of total revenue for the quarter ended April 30, 1996, as compared to 69% last year and 80% in the preceding quarter. Recurring revenue represents 78% of total revenue for the nine month period ended April 30, 1996, as compared to 65% last year. Management expects the percentage of recurring revenues to decrease in future quarters as more new software applications sales are made, though there can be no assurance that such sales will occur.

     Nonrecurring revenue for the quarter ended April 30, 1996 remained even with the comparable period last year, while nonrecurring revenue decreased for the nine months ended April 30, 1996 by $545,000 or 40%. Nonrecurring revenue is derived from the sale of software and professional services. The decrease in nonrecurring revenue for the nine months ended April 30, 1996 is due to a decrease in sales of DOS software applications and related professional services revenue. Anticipating the customers desire for Windows(R) applications over DOS products, management decided to develop a Windows(R) sales force automation application, known as ARISE(TM) and an electronic commerce product, known as Meppel(TM), which includes a sales reporting module. ARISE(TM) was released in March, 1996, and Meppel(TM) is expected to be released in the first quarter of fiscal 1997.


                            VERTICAL MARKET REVENUE


                              Three Months Ended      Nine Months Ended
        REVENUE BY                 April 30               April 30
     VERTICAL MARKETS           (In Thousands)         (In Thousands)

                                1996        1995      1996        1995
Agribusiness & Related
Industry Revenue              $  776      $  840     $1,983     $2,233
Publishing Revenue               306         308        924        934
Transportation Revenue           188          43        439        393
Other Revenue                    137          96        274        281
                              ------      ------     ------     ------
Total Revenue                 $1,407      $1,287     $3,620     $3,841
                              ======      ======     ======     ======

Agribusiness and Related Industries

     Revenues in this area are derived from network traffic fees, maintenance and support fees, subscription fees, software sales and professional services fees charged to the Company's customers that market outdoor power and agricultural equipment, seed, agricultural chemical and other related products. Agribusiness and related industry revenues represent 55% of total revenue for the three and nine month periods ended April 30, 1996, respectively, compared to 65% and 58% for comparable periods one year ago.

     Revenues in this area for the three and nine month periods ended April 30, 1996 were $776,000 and $1,983,000, respectively, which represent decreases of 8% and 11% from the comparable periods last year. The decrease in revenue for both the three and nine months ended April 30, 1996 is due to a decrease in sales of DOS software applications and related professional services revenue. Management, anticipating the customers desire for Windows(R) applications over DOS products, decided to develop a Windows(R) sales force automation application, known as ARISE(TM) and an electronic commerce product, known as Meppel(TM), which includes a sales reporting module. ARISE(TM) was released in March, 1996. ARISE(TM) sales this year include both customers converting from the Company's DOS product and new customers. A current customer in the animal health market has committed to converting from the DOS product to the new ARISE(TM) product, which includes a large customization project for the Company. A new ARISE(TM) customer was signed for software and customization in the three month period ended April 30, 1996. Meppel(TM) is expected to be released in the first quarter of fiscal 1997.

     Recurring revenue from the Agribusiness industry, derived from network traffic fees and maintenance and support fees, was unchanged for the 3 months ended April 30, 1996 compared to last year, but increased by 11% over last year for the nine month period ended April 30. The increase in recurring revenue is a result of more transactions being transmitted over the network by the Company's base of agrichemical manufacturers and distributors. The Company also continued to add to the number of distributors connecting to the network in the Specialty Chemical industry, which includes golf courses, municipalities, parks, nurseries and lawn care companies. Network traffic activity increases as additional distributors are added to the network. Recurring revenue being flat for the three month period is a result of delays in the agricultural growing season due to weather conditions.

     The manufacturers in the Agrichemical sector of the Agribusiness Industry have formed a jointly owned company known as "Rapid" to develop an industry-wide network to be known as the PowerAg Network. The plans for the PowerAg Network contemplate a PC subscriber interface, communications connectivity, electronic mail, file transfer, bulletin board services, Internet access, EDI/EFT and connectivity to third party value added service providers, such as the Company. EDS has been retained by Rapid to develop the end user software and network. Management is currently discussing with Rapid and EDS the Company's role in the PowerAg Network. Management is uncertain at this time what impact, if any, the PowerAg network will have on the Company's operations.

     In April 1996, the Company announced the addition of Toro Company to its list of manufacturers and dealers using the Company's outdoor power equipment dealer network called OPEN (Original Parts and Equipment Network). Toro will initially use the system to handle parts orders for any Toro or Lawn-Boy dealer who has a factory direct parts account. The OPEN service is also capable of handling communication between the manufacturer and dealer for warranty claims and sales registration.

Publishing Revenue

     Revenues in this area are derived from connect time fees and subscription fees charged to the Company's Newsfinder(R) customers. Newsfinder(R) manages the approximately 20,000 news stories per week output of the AP, providing access to some 800 publishers with more than 1,300 weekly and monthly newspapers. Revenues for the three and nine month periods ended April 30, 1996 remain relatively flat at $306,000 and $924,000, respectively, compared to last years' $308,000 and $934,000. Publishing revenue represents 22% and 26% of total revenue for the three and nine month periods ended April 30, 1996, respectively, compared to 24% and 24% for the comparable periods one year ago.

     During the first quarter, the Company developed and is pilot testing an Internet-accessible version of its Newsfinder(R) data management services for newspaper publishers. During the quarter ended April 30, 1996, additional developments and enhancements were made to the pilot product. Management expects the Internet to make access and use of the service faster and easier for Newsfinder(R) customers. The Company has renewed its contract with the Associated Press (AP) for an additional five-year period. Under the terms of the contract the Company provides a value-added version of the AP wire service, including the new Internet-accessible version, to non-daily publications.
After a successful pilot, the Company entered into a related party transaction with Connect, Inc. to develop a production ready Internet accessible application for the Newsfinder(R) product utilizing the Connect OneServer(TM). The OneServer(TM) product cost, including software license fee and annual maintenance and support fees, was usual and customary for projects of this size. The product was purchased under deferred payment terms. The Chairman of the Board of Connect, Inc., Gordon Bridge, is a member of the Company's Board of Directors. Richard Weening, the Chairman of the Company's Board, serves as a director on the board of Connect, Inc.

Transportation and Logistics Revenue

     Revenues in this area are derived from maintenance and support fees, transaction fees and professional service fees charged to the Association of American Railroads for the creation and maintenance of the Customer Identification File. Revenue for the three month period ended April 30, 1996 was $188,000, of which $165,000 was recurring revenue for maintenance and support services, compared to $43,000 for the same period last year. Last year's revenue was composed entirely of nonrecurring professional services revenue. Revenue for the nine month period ended April 30, 1996 was $439,000, which is a combination of recurring revenue fees for file maintenance and nonrecurring fees for file creation, compared to $393,000 last year, which was entirely nonrecurring fees for file creation. Transportation industry revenue represents 13% and 12% of total revenue for the three and nine month periods ended April 30, 1996, respectively, compared to 3% and 10% for the comparable periods one year ago.

Other Revenue

     Other revenue is $137,000 for the three month period ended April 30, 1996, which is an increase of 43% from the comparable period last year. The increase is due to a sale of the ARISE(TM) product to a customer in the outsourcing services industry and the receipt of a receivable in the amount of $39,000 previously written off as bad debt expense in a prior year. For the nine month period ended April 30, 1996, other revenue is $274,000, which represents a 2% increase from the comparable period last year. The positive increases in the three month period are offset year to date due to the discontinuation of certain non-strategic product lines and slowing of new product sales on the de-emphasized but continuing product line of Doculink.



                               OPERATING EXPENSES

     The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited consolidated financial statements.


                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        APRIL 30,             APRIL 30,
                                                        ---------             ---------
                                                      (IN THOUSANDS)        (IN THOUSANDS)

                                                      1996       1995       1996       1995
                                                      ----       ----       ----       ----
Operating expenses:
  Variable cost of products and services sold
   (exclusive of depreciation and amortization
   shown below)                                      $  347     $  376    $   815    $   954
  Network operations                                    218        269        656        929
  Selling, General & Administrative                   1,239      1,184      3,521      3,704
  Network and product development                       463        365      1,404      1,192
                                                     ------     ------    -------    -------
  Gross cash expenses                                 2,267      2,194      6,396      6,779

  Depreciation and amortization                         476        404      1,248      1,921
  Less capitalized expenses                            (374)      (328)    (1,039)    (1,058)
                                                     ------     ------    -------    -------
     NET OPERATING EXPENSES                          $2,369     $2,270    $ 6,605    $ 7,642
                                                     ======     ======    =======    =======

     Net operating expenses for the three months ended April 30, 1996 increased 4% and for the nine months ended April 30, 1996 decreased 14% compared to last year. The decrease in operating expenses for the nine month period is due to increased operating efficiencies and reduced amortization expense. Gross cash expenses for the three months ended April 30, 1996 increased 3% over the comparable period last year due to increased product development efforts and recruiting fees. Gross cash expenses for the nine months ended April 30, 1996 decreased by 6% from last year at this time. Of the decrease in cash expenses for the nine month period, $399,000 was attributable to reductions in payroll-related expenses. The payroll decrease has impacted the operating expense categories of network operations, selling, general and administrative and network and product development. The decrease in cash expenses has been somewhat offset by purchases of software in the network and product development category.

     Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing and temporary help fees. Temporary help is used by the Company in connection with its database management services. Variable costs of products and services sold as a percentage of revenues were 25% and 29% in the three months ended April 30, 1996 and 1995, respectively. Year-to-date variable costs of products and services sold as a percentage of revenue were 23% and 25% for the nine month period ended April 30, 1996 and 1995, respectively. Variable cost of products and services sold and margins will vary by quarter due to the product sales mix.

     Selling, general and administrative expense for the three month period has increased by 5% due to recruiting, relocation and payroll expenses related to the hiring of sales personnel. Expenses in this area for the nine months ended April 30, 1996 have decreased by 5% due to reductions in payroll and related expenses in the first and second quarter.

     For the three months ended April 30, 1996, depreciation and amortization expense increased by 18%, which represents the beginning of amortization for the ARISE(TM) product and other related development projects, but decreased 35% year-to-date from the comparable period a year ago. The fiscal 1994 nonrecurring amortization charge of $7.7 million and accelerated useful life estimate on remaining DOS products through first quarter fiscal 1995 have resulted in lower amortization expense in fiscal 1996.

     For the three months ended April 30, 1996, capitalized expenses increased by 14% due to software purchases related to the Newsfinder Internet project. For the nine months ended April 30, 1996, capitalized expenses decreased by 2% compared to last year as a result of reductions in payroll-related development costs and reductions in administrative costs considered for capitalization.

     Network and software development expenditures for the nine month period ended April 30, 1996 have been focused on developing the Company's WINDOWS(R) electronic commerce applications for sales force automation, sales reporting and parts ordering and the Internet solution for Newsfinder(R). The sales force automation product,

ARISE(TM), was developed internally with tools acquired from a third party. ARISE(TM) can be customized to support a range of information management, information exchange, data base synchronization and other productivity tools for field sales personnel. The EC platform product, Meppel(TM), is being developed utilizing the MERCATOR(R) translator from TSI International. A sales reporting application is the first module being developed to utilize the new EC platform. Last year's network and software development included expenditures toward the ARISE(TM) product, as well as reengineering the Company's telecommunications management systems to employ TCP/IP INTERNET transport protocols and other INTERNET software standards for electronic commerce services. The development costs for the three month period ended April 30, 1996 included the purchase of the Connect OneServer(TM) product to be utilized in the Internet accessible Newsfinder(R) product.


                                  OTHER ITEMS

     Interest expense for the nine months ended April 30, 1996, was $191,000, compared to $31,000 a year ago. The increase in interest expense reflects the Company's use of the credit lines with shareholders to finance operations and development. For the three month period ended April 30, 1996, interest expense was $64,000 representing all of the Other Income (Expense) compared to $37,000 interest expense and income of $111,000 from a lawsuit settlement for the same period last year.

     Net loss for the three month period ended April 30, 1996 was higher than last year by $117,000 or 13% due to the $138,000 increase in other expense explained above. The net loss year to date remains favorable to last year by $545,000 or 15% despite the increase in interest expense.

     Cash used in operating and investing activities has decreased by 11% for the nine month period ended April 30, 1996, as compared to the same period last year.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced significant negative cash flows from its operating activities. The Company will require significant increases in revenues to cover fixed operating costs and to achieve a profitable level of operations. The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1996 and there can be no assurance that profitability will be achieved thereafter. The Company also expects to continue to incur significant expenditures for software development and network construction and expansion. The Company's software development and network construction and expansion costs and negative cash flow from operations historically have been funded primarily from the sale of securities and currently from the lines of credit with shareholders.

     The Company's accounts receivable have declined from the July 31, 1995 balance, due to lower sales in the three months ended in April 30, 1996, as compared to the three month period ended July 31, 1995. The July 31, 1995 receivable balance included the annual maintenance renewal fees, which are invoiced once per year while a pro rata portion of revenue is recognized each month.

     At April 30, 1996, the Company had cash and cash equivalents of approximately $335,000, compared to approximately $236,000 at July 31, 1995.
On November 13, 1995 the Company filed a registration statement with the Securities and Exchange Commission for the sale of up to 2 million shares of the Company's common stock. The expected proceeds of the offering will be used to meet the Company's capital requirements for fiscal 1996. The registration statement became effective January 25, 1996. The Company sold 500,000 shares of stock at $2.75 per share between January 31 and February 1, 1996. Proceeds from the sale of stock were used to fund operations and pay back portions of the WITECH Credit Line. Management anticipates sale of all or a portion of the additional 1,500,000 shares during the remaining three months of this fiscal year. On December 2, 1994, the Company executed a Loan Agreement with WITECH Corporation ("WITECH") and QUAESTUS Limited Partnership ("QLP") providing the Company with a $1,500,000 senior secured revolving line of credit facility (the "Senior Line"), which expires on December 31, 1996 (extended from December 31, 1995 by amendment dated October 18, 1995). Interest on the Senior Line accrues at the rate of 2% over the prime rate. The Company also has a line of credit with WITECH, (the "WITECH Line") that has been in place since October 4, 1993. The amount of the WITECH Line was reduced from $2.0 million to $1.5 million at the time the Senior Line became effective. Under the WITECH Line, as amended, the Company has issued a warrant to WITECH for the purchase of up to 500,000
shares of its Common Stock at a price of $2.00 per share.   The WITECH Line
expires on December 31, 1996 (extended from December 31, 1995 by amendment dated October 18, 1995). As of April 30, 1996, the Company had drawn the full amount available under both lines of credit. On April 20, 1996 the WITECH line of credit was amended to provide a Bridge Loan of $500,000 accruing at the same rate of interest as the other lines of credit through June 30, 1996. There were no borrowings against the Bridge Loan as of April 30, 1996. As of June 10, 1996, $250,000 has been drawn against the Bridge Loan. Any proceeds from the sale of securities must be used to repay the Bridge Loan. In the event the Bridge Loan is not repaid by June 30, 1996, the unpaid balance shall bear an annual interest rate of prime rate plus 6%.

     The only financial covenant in the Senior Line and the WITECH Line is that the Company must maintain a net worth (calculated in accordance with general accepted accounting principles) of at least $5.3 million (reduced from $6.5 million effective May 31, 1996). The Company has been, and is currently, in compliance with the financial covenant in the Agreements and currently expects that it will be able to continue to comply with such covenant or obtain any required waivers or raise additional equity, if necessary.

     The Company will require additional financing during fiscal 1996 and 1997 in order to meet its capital requirements for operations and development investments. Management believes that sufficient financing for fiscal 1996 will be available from the sale of additional securities and from additional borrowings from existing shareholders. On a long-term basis, management believes that financing for the Company's operations, including capital expenditures, will come principally from cash generated from operations, the sale of additional equity or other third party financing, capital leases, the Senior Line, the WITECH Line (and extensions thereof if available) and other sources of capital if available. There can be no assurances that these financing arrangements will occur.

                          PART II.  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On November 13, 1995, Mr. Brian E. Dearing joined the Company as President and CEO. On December 5, 1995, Mr. Dearing was elected to the Board of Directors of the Company.

     On December 5, 1995, Mr. Gordon Bridge was elected to the Board of Directors of the Company.

     On December 5, 1995, the Board of Directors accepted the resignations of Mr. Graham V. Sherren and Mr. C.R.E. Brooke as directors of the Company, effective December 6, 1995.

     On March 27, 1996, the Board of Directors accepted the resignation of Mr. Richard A. Abdoo as director of the Company, effective March 31, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a) 10.1 Amendment Number 7 to Loan Agreement for Bridge Loan dated April 20, 1996
         10.2 Amendment Number 8 to Loan Agreement for Net Worth Amendment dated May 31, 1996
         10.3 Amendment Number 3 to Loan Agreement for Net Worth Amendment dated May 31, 1996

     (b) No reports on Form 8K were filed during the quarter for which this report was filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ARI Network Services, Inc.
                               (Registrant)


Date:  June 10, 1996                 /s/ Brian E. Dearing
                               --------------------------------------------
                               Brian E. Dearing, President & CEO





Date:  June 10, 1996                 /s/ Lynn M. Hafemeister
                               --------------------------------------------
                               Lynn M. Hafemeister, Chief Financial Officer
                               (Principal Financial and Accounting Officer)