Form 10-K
period 1996-07-31
ARI NETWORK SERVICES INC /WI
filed 1996-10-29
CIK 879796

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                           --------------------------
                                   FORM 10-K
                           --------------------------

  (XX)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   for the fiscal year ended July 31, 1996
                                     or
  (  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

From the transition period from ...............  to  ...............

Commission File No. 0-19608

                           ARI NETWORK SERVICES, INC.
             (Exact name of registrant as specified in its charter)

      Wisconsin                                    39-1388360
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


      330 East Kilbourn Ave.                       53202-3166
      Milwaukee, Wisconsin                         (zip code)
      (Address of principal executive offices)

Registrant's telephone number, including area code (414) 278-7676

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X     NO
                                -----      ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]
                              ---

         As of October 24, 1996, the aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ National Market System) was approximately $23 million.

         As of October 24, 1996, there were 14,201,815 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 1996, for the 1996 Annual Meeting of Shareholders are incorporated by reference in
Part III hereof.
================================================================================

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

         ARI Network Services, Inc. (the "Company" or "ARI") provides customer-side Internet-enabled electronic commerce ("EC") services to companies in selected industry sectors and distribution channels. Currently, the Company provides two types of EC Services that enable its customers in turn to do business electronically with their customers: (i) transaction management services and (ii) data management services. These two types of services are sold into three vertical markets: (i) Agribusiness, which includes Agricultural and Specialty Chemicals ("Chemical"), Farm and Outdoor Power Equipment ("Equipment") and Livestock Pharmaceuticals, Feed and Seed ("Animal Health"); (ii) Freight Transportation ("Transportation"); and (iii) Newspaper Publishing ("Publishing"). At present, the Company focuses its marketing efforts on companies operating in the United States and Canada.

         The Company uses telecommunications and computer technology to help customers conduct business electronically, computer to computer, with minimal changes to their internal business systems. The Company's services include: telecommunication networking; incompatible computer systems connectivity; electronic mail messaging; electronic data interchange (EDI) translation; product and participant directories and databases; information exchange and retrieval; sales automation and a wide range of customer specified electronic commerce and transaction processing applications. The Company also provides end user application software related to its EC services and a range of professional services, including consulting, custom application development, installation, education and support. The Company focuses its marketing efforts on major manufacturers and distributors that have the financial resources and business motivation to convert their distribution systems from paper-based to electronic commerce, thereby reducing processing expenses and time to market.

         Customers use the Company's transaction management services for electronic commerce applications such as product availability inquiries, batch and immediate response ordering, sales reporting and sales force automation.
On the data management side, the Company also creates and manages electronic databases, including electronic commerce directories of industry participants and products and a directory of ship-to and bill-to locations used by the
Transportation industry.   Through its "Newsfinder(R)" service, the Company
edits and manages a database of over 20,000 Associated Press ("AP") news
stories that are accessed by non-daily newspapers.   Other online databases
managed by the Company include "Custom Comply(TM)", a database of Material Safety Data Sheets used by the chemical industry, and "DocuLink", a database of UCC lien filings used by commercial lenders. Data management services are sold to industry participants, in the case of the electronic commerce directories, and to non-daily newspapers, in the case of Newsfinder(R). The Company has two customers which exceed 10% of the total revenue. See Note 8 of Notes to Consolidated Financial Statements. One is the Association of American Railroads (AAR) in which the Company signed a five year agreement, July 1994, to be the file maintainer of a database of ship-to and bill-to locations. The AAR will continue to be a significant customer of the Company. The second is Hoffmann La Roche (HLR) from the Agribusiness and other related industries sector. In fiscal 1996, HLR converted from the Company's DOS sales force automation application to the Windows(R) version. Revenue was generated from software license fees, customized development, professional services and network traffic and support fees. Although HLR will continue to be a key customer of the Company, they are not expected to represent 10% of the Company's revenue in fiscal 1997.

         The Company's executive offices are located at 330 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 and its telephone number at that location is
(414) 278-7676.  The Company is a Wisconsin corporation, incorporated in 1981.

STRATEGY

         The Company's mission is to be the preeminent provider of customer-side Internet-enabled business-to-business EC services in selected industry sectors. The Company's vision is that whenever a company in one of the Company's target markets does business electronically with its customers, it will use at least some of the Company's services to do so. To achieve this vision, the Company's strategy is to concentrate on a few vertical markets and to lead with two product thrusts: (i) dealer systems (transaction management) and (ii) EC-ID(TM) (data management) services.

         The Company's dealer systems connect manufacturers to their dealers and distributors and enable parts ordering, product registration, and warranty registration; EC-ID(TM) services are marketed jointly by the Company and Dun & Bradstreet Information Services. ("D&B") to provide a unique location ID for use in electronic commerce transactions. After having obtained a position in a given market, the Company will then bring other products and services to bear to expand its presence and solidify its stance vs. the competition. The Company's goal is to provide a complete array of high-quality services that industry participants will adopt and use effectively.

         The Company has built business processes and technical competency in each of its targeted business sectors: Agribusiness, Transportation and Publishing. Major customers in each sector participate in defining product requirements. This ensures that completed products are technically sound and will address the business problems participants are trying to solve through electronic commerce. The Company expects to expand its business by (i) growing market share in these sectors; (ii) entering new subsectors of these target markets; and (iii) entering selected new vertical markets over time. As this is a forward looking statement, future actual results may differ. See "Competition" and "Forward Looking Statements."

SERVICES

         The Company's services include transaction management services and data management services, as well as professional services related to each. Transaction management services take the form of customer specified EC applications tailored to the needs of the industry sector served. These applications currently include: (i) batch and immediate response electronic product ordering; (ii) warranty claims processing; (iii) inventory and sales reporting and (iv) sales force automation. Additional applications are planned for future release.

         Data management services include: (i) building and maintaining electronic directories of participants (i.e., ship-to and bill-to locations) and products; (ii) assisting individual companies with managing their customer and/or product lists; and (iii) managing an online database of news stories from the Associated Press which the Company organizes by key words and sells to non-daily and specialty newspapers. The Company also manages an online database of UCC lien filings for access by commercial lenders and a database of Material Safety Data Sheets for the Chemical industry.

         The Company's professional services are designed to assist customers with the implementation of electronic commerce applications. Services include:
(i) custom software development for proprietary network services applications;
(ii) electronic commerce strategy and implementation consultation; (iii) application configuration and installation; and (iv) user education, training and ongoing support.

COMPETITION

         The Company's competitors vary by product line and vertical market. Many of these competing companies have substantially greater resources than
ARI.   Sterling Commerce is established in the human pharmaceutical sector, in which manufacturers overlap with Animal Health product manufacturers. The network services industry is highly competitive. Several companies, including GE Information Services, AT&T, MCI, EDS, BT Tymnet, Inc., Sterling Commerce, Advantis Inc., Harbinger, Inc., and others offer electronic commerce services that are similar to those offered by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Agribusiness and Related Industry Revenues". Sterling Commerce provides certain sales reporting services to these companies, including services that report sales activity on some Animal Health drugs. Certain manufacturers of agricultural equipment operate their own private computer networks for transacting business with their dealers. Briggs and Stratton, through its wholly owned subsidiary, Powercomm 2000, offers a competing network to dealers and equipment manufacturers in the outdoor power equipment industry. There are also many companies, including Sales Kit Software Corporation, Inc., Saratoga Systems, Inc. and Aurum Software, Inc. that market sales force automation software that competes with the Company's
sales force automation products.   Sales Technologies, Inc. sells its sales
force automation software to the pharmaceutical industry, which overlaps with
Animal Health.   Although the Company has an exclusive relationship with the
Associated Press for the delivery of AP copy to non-daily newspapers for re-publication, these papers can obtain alternative copy from other news services, such as Reuters. Customers could also obtain some of the Company's data management services from D&B or American Business Information, Inc., although though the Company's relationship with D&B is primarily cooperative rather than competitive.

          The Company's primary competitive advantage is in the industry knowledge and customer relationships it has developed. When combined with services that meet the needs of the Company's customers, management believes that its industry knowledge and customer relationships will enable it to compete effectively in its chosen markets.

TECHNOLOGY

         At the hub of the Company's network is an IBM Model 9121-311 mainframe and a series of Sun Sparc servers. The Sun Sparc servers are used as a communications front-end to the IBM mainframe, as well as, to provide a platform for applications in their own right. An Oracle database and message switching software provide the communications infrastructures. This network architecture is designed to allow cost effective integration of new products and services. The IBM MVS/XA operating system provides the software operating environment for the IBM mainframe. Mainframe databases are created and managed using IBM's DB2 relational database system. The Sun Sparc servers operate under UNIX with Oracle as the relational database engine. Physical storage is provided through a direct access storage device and tape cartridge for archive and routine backup.

         Synchronous host connections are employed to link mainframe computer users. Dial up asynchronous links through AT&T's X.25 network or direct 1-800 calls are used for most other existing connections. Dial up TCP/IP (PPP) is being provided with the Company's new Windows(R) based applications. Communication is provided by AT&T T1 circuits augmented by a fault-tolerant local fiber-optic loop. A fault tolerant "front-end" computer is also employed in the capture of time-sensitive news wire information from the Associated Press.

         During 1996, the Company invested considerable resources in developing its Internet knowledge and capabilities. As of October 15, 1996, the Company's transaction and data management services are accessible via the Internet, and its new Windows(R) applications are Internet-enabled. Management expects that Internet products and services will generate an increasing proportion of the Company's revenue during the next several years. As this is a forward looking statement, future actual results may differ. See "Forward Looking Statements". The Company's products are developed in-house, as well as through licensing technologies from third parties. These licensing agreements tend to be perpetual or renewable in nature and are subject to royalty and/or maintenance fees.

         The electronic commerce industry in general is characterized by
evolving standards and technology.   The Company's ability to anticipate or
guide these standards in its targeted sectors and to fund advances in computer and telecommunications technology and software will be a significant factor in the Company's ability to grow and remain competitive.

EMPLOYEES

         As of October 15 , 1996, the Company had 70 full-time equivalent employees. Of these, 16.5 are technical and engaged in maintaining or developing products and services, 43.5 are sales and marketing, database management and customer support and 10 are involved in administration and finance. None of these employees is represented by a union.

ITEM 2.  PROPERTIES

         The Company occupies approximately 45,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring July 31, 1997. This facility serves as the Company's headquarters and data center. At present, the Company is renegotiating its lease to obtain a more favorable rate and fewer square feet. Should this effort prove unsuccessful, the Company is prepared to relocate to less expensive facilities elsewhere in the Milwaukee area.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below sets forth the names of the Company's executive officers as of October 15, 1996. The officers serve at the discretion of the Board. The Company named a new president and chief executive officer during the second quarter of fiscal 1996. The Company named a new Vice President of Sales in the first quarter of fiscal 1997.

          NAME                            AGE      CAPACITIES IN WHICH SERVING
          ----                            ---      ---------------------------
          Brian E. Dearing                 41      President and CEO and a Director
          Lynn M. Hafemeister              39      Vice President Finance and Administration and CFO and
                                                   Treasurer
          Mark L. Koczela                  42      Executive Vice President of Business Development and
                                                   Secretary
          John C. Bray                     39      Vice President Sales
-----------


         BRIAN E. DEARING, 41; Mr. Dearing, first elected to the Board by the Board of Directors in November, 1995, is President and Chief Executive Officer of the Company. Prior to joining the company, Mr. Dearing held the position of Vice President - EDI Business Development in London, England, with Sterling Software, Inc. Since 1990, Mr. Dearing held a series of electronic commerce executive positions at Sterling including Vice President of Marketing and Vice President of Customer Service for Sterling's North American EDI business, as well as Vice President of European Network Services. Prior to joining Sterling, Mr. Dearing was Manager of EDI Market Development and Manager of EDI Product Management with General Electric Information Services. Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a BA in Political Science from Union College. He also spent a year of undergraduate studies at the London School of Economics.


         LYNN M. HAFEMEISTER. Ms. Hafemeister is Vice President of Finance and Administration and Chief Financial Officer and Treasurer of the Company. Ms. Hafemeister was promoted to her current position in November, 1994. She has executive management responsibility for the Company's finance, administration and operations departments. Prior to joining the Company in May 1994, Ms. Hafemeister was Controller of Brady Coated Products Co., a division of W.H. Brady, a Milwaukee, Wisconsin manufacturer where she worked since 1993. Before joining W.H. Brady, Ms. Hafemeister was employed as Controller of Stokely USA and Financial Analysis Manager of Appleton Papers. She holds a BBA and an MS - Accounting from the University of Wisconsin, Whitewater.

         MARK L. KOCZELA. Mr. Koczela is Executive Vice President of Business Development and Secretary. Prior to joining the Company in January, 1992, Mr. Koczela was a shareholder at Godfrey & Kahn, S.C., a Milwaukee, Wisconsin law firm where he had worked since 1983 representing a variety of businesses
including the Company.   He holds a BA in History from the University of
Massachusetts and a JD from Duke University Law School.

         JOHN C. BRAY. Mr. Bray was appointed Vice President of Sales in October, 1996. Prior to joining the Company, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services (GEIS) in Rockville, Maryland. Before joining GEIS in 1996, Mr. Bray was a Regional Vice President of Sales for AT&T's EasyLink Services marketing electronic commerce services.
Mr. Bray was employed by AT&T from 1991 through 1996.   He holds a BA in
marketing from the University of Iowa.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation - National Market System ("NASDAQ-NMS") under the symbol ARIS. The following table sets forth the high and low sales prices on the composite tape for the NASDAQ-NMS for the periods indicated.

              FISCAL QUARTER ENDED              HIGH         LOW

              October 31, 1994 . . . . . . .    $4.50        $2.750

              January 31, 1995 . . . . . . .    $3.375       $2.375

              April 30, 1995 . . . . . . . .    $2.875       $2.00

              July 31, 1995  . . . . . . . .    $2.50        $1.75

              October 31, 1995 . . . . . . .    $2.875       $1.50

              January 31, 1996 . . . . . . .    $3.50        $1.625

              April 30, 1996 . . . . . . . .    $3.50        $2.125

              July 31, 1996 . . . . . . . .     $2.875       $1.375

         As of October 15, 1996, there were approximately 162 holders of record and approximately 1308 beneficial owners of the Company's common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 1996, which was derived from audited Consolidated Financial Statements and Notes thereto of the Company. Audited Consolidated Financial Statements and Notes as of July 31, 1996 and 1995 and for each of the three years in the period ended July 31, 1996, and the report of Ernst & Young LLP thereon are included elsewhere in this Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                       YEAR ENDED JULY 31,
                                                  ---------------------------------------------------------
                                                    1996         1995        1994        1993       1992
                                                    ----         ----        ----        ----       ----
                                                            (In thousands, except per share amounts)
 STATEMENT OF OPERATIONS DATA:
 Software & development revenue...............     $     768     $  1,455   $  1,752    $  1,979    $  1,046
 Network & other services revenues............         4,484        3,880      3,498       3,032       2,710
                                                   ---------     --------   --------    --------    --------
           Total revenues.....................         5,252        5,335      5,250       5,011       3,756

 OPERATING EXPENSES:
     Variable cost of software &
     development sold.........................           288          149        214         236         197
     Variable cost of network & other
     services sold............................           925        1,087      1,208       1,036         785
     Depreciation and amortization............         1,800        2,388     11,514(1)    2,986       2,375
     Network operations.......................           919        1,171      1,281       1,329         928
     Selling, general & administrative........         4,585        4,756      6,411       6,362       5,766
     Restructuring costs......................             0            0        500(2)        0           0
     Network construction and expansion.......         1,897        1,788      2,745       2,833       2,236
                                                   ---------     --------   --------    --------    --------
     Gross operating expenses.................        10,414       11,339     23,873      14,782      12,287
     Less capitalized portion.................        (1,230)      (1,616)    (2,602)     (3,645)     (2,829)
                                                   ---------     --------   --------    --------    --------
     Net operating expenses...................         9,184        9,723     21,271      11,137       9,458
                                                   ---------     --------   --------    --------    --------
 Operating loss...............................        (3,932)      (4,388)   (16,021)     (6,126)     (5,702)
 Other income.................................            12          115         51         473         334
 Interest expense.............................          (286)         (66)       (97)       (225)       (987)
                                                   ---------     --------   --------    --------    --------
     Loss before extraordinary credit &
       minority interest......................        (4,206)      (4,339)   (16,067)     (5,878)     (6,355)
 Minority interest in (earnings) loss of
 subsidiary...................................            --           --         41         (41)         --
 Extraordinary credit.........................            --           --        937(2)       --          --
                                                   ---------     --------   --------    --------    --------
 Net loss.....................................     $  (4,206)    $ (4,339)  $(15,089)    $(5,919)    $(6,355)
                                                   ==========    =========  ========    ========    ========
 Income (loss) per common share:
     Loss before Extraordinary credit.........        $(0.34)      $(0.36)    $(1.47)    $ (0.57)     $(0.72)
     Extraordinary credit.....................            --           --       0.09          --          --
                                                    ---------     --------   --------    --------   --------
     Net loss................................         $(0.34)      $(0.36)    $(1.38)     $(0.57)     $(0.72)
 Weighted average number of common and common
 equivalent shares...........................         12,455       12,071     10,904      10,328       8,841


 BALANCE SHEET DATA:
 ------------------
 Working capital (deficit)...................        $(3,412)     $(1,564)      $485      $2,389      $9,920
 Capitalized network system (net)............          9,264        9,277      9,253      17,273      15,750
 Total assets................................         11,479       11,683     13,258      23,479      29,656
 Current portion of long-term debt and capital
 lease obligations...........................             63           68         76         539         550
 Total long-term debt and capital lease                   22           73        101         742       1,216
 obligations.................................
 Total shareholders' equity..................          6,182        8,524     11,215      20,966      26,837

-------------------------
              (1) Includes a non-recurring amortization charge of $7.7 million as a result of management's decision to move from DOS to Windows (R) as the principal operating system for the Company's end users applications.


              (2) Company commenced a restructuring in second quarter fiscal 1994. Restructuring charge was comprised of severance, recruiting, relocation and related expenses.


              (3) Company was released from capital lease obligations with IBM in the fourth quarter of fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   REVENUES

         Total revenue for the year ended July 31, 1996 decreased $83,000 or 1.6% as compared to last year. This was due to a decrease in non-recurring revenues generated from the sale of DOS software applications and related professional services revenue in the Chemical sector of the Agribusiness industry for fiscal 1996. The Company shipped a new Internet enabled Windows(R) based version of its software for this market in October, 1996. Recurring revenues for the Company did increase by 14% compared to last year. Total revenue increased by 9% in each of the quarters ending April 30, 1996 and July 31, 1996 compared to last year after decreasing by 10% and 17% for the quarters ending October 31, 1995 and January 31, 1996. Management expects the year-over-year quarterly increases to continue into the new year, though there can be no assurances that this will happen. As this is a forward-looking statement, future actual results may differ. See "Forward Looking Statements".

         The Company has a strategy of building a sustainable recurring revenue stream in selected vertical markets for each of its primary services. Accordingly, the Company reviews its revenue by two distinct classifications:
(i) recurring vs. non-recurring revenue and (ii) revenue by vertical market.

         The following tables set forth, for the periods indicated, certain revenue information derived from the Company's consolidated financial statements:

                      RECURRING VS. NON-RECURRING REVENUE

                                                                                  Year Ended July 31,
                                                                                  (Dollars in Thousands)
                                                                        --------------------------------------
                                                                              1996         1995         1994
 Recurring Revenue . . . . . . . . . . . . . . . . . . . . . . . . .          $4,084       $3,591       $3,221
 Non-recurring Revenue . . . . . . . . . . . . . . . . . . . . . . .           1,168        1,744        2,029
                                                                               -----        -----        -----
                                                                              $5,252       $5,335       $5,250
                                                                               =====        =====        =====


         The Company's revenues are both recurring and non-recurring. Recurring revenues are derived from network traffic fees, maintenance and support fees, transaction fees and subscription fees. Recurring revenue has increased each of the last two years. Fiscal 1996 recurring revenue increased by 14% over fiscal 1995, which in itself was an increase of 12% over fiscal 1994. The increase in recurring revenues is due to increases in the number of transactions being transmitted over the network by the Company's base of agrichemical manufacturers and distributors from the Agribusiness industry, increased usage by the Newsfinder(R) customers and the initiation of maintenance and support services in the Transportation industry. In fiscal 1996, recurring revenues constituted 78% of total revenues compared to 67% in fiscal 1995 and 61% in fiscal 1994. Management expects the percentage of recurring revenues to decrease in fiscal 1997 as more software sales are made, though there can be no assurance that such sales will occur. As this is a forward-looking statement, future actual results may differ. See "Forward Looking Statements".

         Non-recurring revenues are derived from the sale of software and professional services. Non-recurring revenue has decreased in each of the last two years. Fiscal 1996 non-recurring revenue decreased by 33% compared to fiscal 1995. The decrease is a result of a decrease in sales of DOS software applications and related professional services revenue in the Agribusiness industry. The decrease is also due to the completion of file creation and set-up in the Transportation industry, resulting in lower non-recurring revenues but an increase in recurring revenues from maintenance and support fees. The decrease of 14% in fiscal 1995 compared to fiscal 1994 was a result of decreased sales of DOS software applications and related professional services revenue in the Animal Health sector of the Agribusiness industry and decreased revenue from discontinued product lines. Anticipating the customers' desire for Windows(R) applications over

DOS products, management decided to develop an Internet enabled Windows(R) sales force automation application, known as ARISE(TM) and an Internet enabled Windows(R) EDI transaction management product, known as Meppel(TM), which includes a sales reporting module. Both products are currently available for sale. The Company is also in the process of developing an Internet enabled Windows(R) parts ordering application to be known as Tradewind(TM). In fiscal 1996, non-recurring revenue constituted 22% of total revenue compared to 33% in fiscal 1995 and 39% in fiscal 1994. Management expects the percentage of non-recurring revenue to increase in fiscal 1997, as more software and professional services sales are made, though there can be no assurances that such sales will occur. As this is a forward-looking statement, future actual results may differ. See "Forward Looking Statements".

                           REVENUE BY VERTICAL MARKET

                                                                               Year Ended July 31,
                                                                             (Dollars in Thousands)
                                                                   ----------------------------------------
                                                                     1996             1995             1994
      Agribusiness and related industry revenues..............       $3,026           $3,164           $2,862
      Transportation revenue..................................          618              584              432
      Publishing revenue......................................        1,243            1,228            1,169
      Other revenues..........................................          365              359              787
                                                                        ---              ---              ---
          Total revenues                                             $5,252           $5,335           $5,250
                                                                     ======           ======          =======

         As part of the Restructuring described below, the Company discontinued certain of its product lines. Revenue from continuing product lines was $5,249,000, in fiscal 1996, $5,308,000 in fiscal 1995 and $4,767,000 in fiscal
1994.


Agribusiness and Related Industry Revenue

         Revenues in this area are derived from network traffic fees, maintenance and support fees, subscription fees, software sales and professional services fees charged to the Company's customers marketing outdoor power and agricultural equipment, seed, agricultural chemical, animal health,
and other related products.   Agribusiness and related industry revenues
represent 58% of the total revenue in fiscal 1996, compared to 59% in fiscal 1995 and 55% in fiscal 1994.

         Recurring revenue in the Agribusiness Industry increased 10% from $2,044,000 in fiscal 1995 to $2,241,000 in fiscal 1996 and 32% from $1,552,000 in fiscal 1994 to $2,044,000 in fiscal 1995 as the number of transactions being transmitted over the network increased. Non-recurring revenue decreased 30% from $1,120,000 in fiscal 1995 to $785,000 in fiscal 1996 and 15% from $1,310,000 in fiscal 1994 to $1,120,000 in fiscal 1995. The decrease in fiscal 1996 was due mainly to the decrease in the number of new DOS software applications in the Agribusiness Industry. Revenue in the Agribusiness sector is expected to increase in fiscal 1997 with the release of the Internet enabled Windows(R) portfolio of products for equipment parts ordering, sales reporting and sales force automation, however, there can be no assurance that these sales will occur. As this is a forward-looking statement, future actual results may differ. See "Forward Looking Statements". The sales force automation application, known as ARISE(TM) was released in March, 1996. ARISE(TM) revenue this year included the conversion of Hoffmann La Roche, a leading manufacturer in the Animal Health industry, from the DOS product. Meppel(TM), an EDI transaction management product which includes a sales reporting module, was released in the first quarter of fiscal 1997, and development of an Internet enabled Windows(R) application for equipment parts ordering to be known as Tradewind(TM) will begin in fiscal 1997.

         The manufacturers in the Agribusiness Industry have formed a jointly owned company known as "RAPID" to develop an "allied industry" network which includes a directory of physical locations and electronic commerce trading partners in the "allied industry". The plans for the RAPID network contemplate a PC subscriber interface, communications connectivity, electronic mail, file transfer, bulletin board services, Internet access, EDI/EFT and connectivity to third party value added services providers, such as the Company. EDS has been retained by RAPID to develop the end user software and network. The Company and RAPID have reached an agreement for a 3-year commitment by the Company to create and maintain this "allied directory" for the "allied industry" network. This will result in non-recurring revenues from file conversion and recurring revenues from file maintenance. Management believes that the Company has developed a positive relationship with RAPID and that the Company will be able to grow its revenue in the Agribusiness industry. However, there can be no assurances that the Company's relationship with RAPID
will be entirely or primarily cooperative rather than competitive.   As these
are forward looking statements, future actual results may differ. See "Forward Looking Statements."

         In July 1996, the Company formed an alliance with Dun & Bradstreet Information Services to market a standard electronic commerce identification number ("EC-ID(TM)") that will allow companies to precisely identify each business location involved in an electronic commerce transaction and will be used by the Company in its data management services in the Agribusiness and Transportation industries.

         In April, 1996, the Toro Company, whose product is carried by more than 8,000 dealers in the U.S. and Canada, joined the Company's outdoor power equipment dealer network, called "OPEN" (Original Parts and Equipment Network). As of July 31, 1996, 139 TORO dealers were connected to the network. Using the OPEN services, dealers can electronically order parts, register sales, make warranty claims, and otherwise communicate with manufacturers. With the growing trend towards electronic business-to-business commerce worldwide, the Company views this as a potential opportunity in fiscal 1997, though there can be no assurances that such revenues will materialize.

Publishing Revenue

         Revenues in the publishing sector are derived from connect time fees and subscription fees charged to the Company's Newsfinder(R) and AP Alert customers. These products serve the non-daily publication marketplace. Newsfinder(R) manages the approximately 20,000 news stories per week output of the AP, providing access to some 800 publishers with nearly 1,300 weekly and monthly newspapers. In February, 1996 the Company renewed its contract with the AP to provide Newsfinder(R), to these non-daily publications for an additional five year term. Publishing revenues remained relatively flat at $1,243,000 in fiscal 1996 compared to $1,228,000 in fiscal 1995 and increased 5% from $1,169,000 in fiscal 1994 to $1,228,000 in fiscal 1995. The increase in fiscal 1995 was the result of a price increase instituted in January 1995 and a slight increase in the number of subscribers. Publishing revenues represent 24% of the Company's total revenue in fiscal 1996 compared to 23% in fiscal 1995 and 22% in fiscal 1994. Close to 90% of the revenue in this industry is recurring.

         During fiscal 1996, the Company developed and is pilot testing an Internet-accessible version of its Newsfinder(R) data management service. Management expects the Internet to make access and use of the service faster and easier for Newsfinder(R) customers.

Transportation Industry Revenue

         In July, 1994, the Company was selected by the Association of American Railroads ("AAR") to be the file maintainer of a database of ship-to and bill-to locations for the Transportation industry known as the Customer Identification File ("CIF"). Revenues in this area are derived from maintenance and support fees, transaction fees and professional service fees. Revenues during fiscal 1995 came primarily from business and systems analysis and file creation services. Fiscal 1996 revenues from the CIF came primarily from monthly management fees and other recurring fees from usage and maintenance of the database. Transportation industry revenue represents 12% of the Company's total revenue in fiscal 1996, compared to 11% in fiscal 1995 and 8% in fiscal 1994. Revenue in this industry has converted from 90% non-recurring to 74% recurring revenue over this three year comparative period.

Other Revenues

         Other revenues increased 2% from $359,000 in fiscal 1995 to $365,000 in fiscal 1996 and decreased 54% from $787,000 in fiscal 1994 to $359,000 in
fiscal 1995.   The decrease in other revenue from 1994 to 1995 is due to the discontinuation of certain non-strategic product lines as a result of the fiscal 1994 restructuring and a slowing of new product sales on the continuing product line of DocuLink, while the year to year increase from 1995 to 1996 is within the normal fluctuations of a basically flat business.

                               OPERATING EXPENSES

         The following table sets forth, for the periods indicated, certain operating expenses derived from the Company's consolidated financial statements:


                                                                                     Year Ended July 31,
                                                                                    (Dollars in Thousands)
                                                                                   -------------------------

                                                                                   1996        1995         1994
 Variable cost of products and services sold (exclusive of depreciation
 and amortization shown below)...........................................        $1,213      $1,236       $1,422
 Network operations......................................................           919       1,171        1,281
 Selling, general and administrative.....................................         4,585       4,756        6,411
 Restructuring costs.....................................................             0           0          500
 Network and product development.........................................         1,897       1,788        2,745
                                                                                 ------      ------       ------
    Gross cash expenses..................................................         8,614       8,951       12,359
 Depreciation and amortization...........................................         1,800       2,388       11,514
 Less capitalized expenses...............................................        (1,230)     (1,616)      (2,602)
                                                                                 ------      ------       ------
    Net operating expenses                                                       $9,184      $9,723      $21,271
                                                                                 ======      ======      =======


Gross cash expenses decreased $337,000 in fiscal 1996 compared to fiscal 1995, due to decreased payroll related expenses resulting from increased operating efficiencies. Fiscal 1995 gross cash expenses decreased $2,908,000, excluding the $500,000 restructuring charge, compared to fiscal 1994. Expense reductions in fiscal 1995 were a result of the restructuring begun in fiscal 1994, which included a 50% staff reduction, renegotiated maintenance contracts, renegotiated insurance agreements and various cost cutting measures to reduce overhead expenses.

Variable cost of products and services sold consist primarily of royalties, telecommunications and data processing and temporary help fees paid to third parties in connection with providing database services and customized development labor for ARISE(TM) customers. Variable costs of products and services sold, as a percent of sales, were 23%, 23% and 27% in fiscal 1996, 1995, and 1994, respectively. The variation is due to changes in the mix of applications and services sold. Higher margin network traffic revenues as a percentage of total revenues were greater in fiscal 1996 and fiscal 1995 than in fiscal 1994, due to a decreased number of DOS software sales and related professional services.

Network operations cost has decreased 22% in fiscal 1996 and 9% in fiscal 1995 due to increased efficiency and cost reductions in the areas of payroll and hardware and software maintenance agreements. During the first quarter of fiscal 1997, the Company invested approximately $100,000 in a new IBM Model 9121-311 mainframe which has approximately 20% more horsepower, is environmentally safer and costs approximately 30% less in ongoing maintenance and utilities than the old mainframe.

Selling, general and administrative expenses decreased by $171,000 in fiscal 1996 compared to fiscal 1995. The decrease in expense was due to delays in filling open positions and additional expense cutting as a result of slow software sales. Management does expect these expenses to increase in fiscal 1997 as sales and staff positions are filled, due to the release of the Windows(R) applications and the increased focus on sales and marketing. Selling, general and administrative expenses decreased significantly in fiscal 1995 due to the restructuring and staff reductions begun in fiscal 1994.

Depreciation and amortization decreased significantly in fiscal 1996 and fiscal 1995 due to the non-recurring amortization charge of $7.7 million incurred in fiscal 1994 as a result of management's decision to move from DOS to Windows(R) as the principal operating system for the Company's end user applications. The fiscal 1994 non-recurring amortization charge and accelerated useful life estimate on remaining DOS products have resulted in lower amortization expense in fiscal 1996.

Capitalized expenses represented 65%, 90% and 95% of network and product development cost in fiscal 1996, 1995 and 1994, respectively. Capitalized expenses decreased as a percentage of network and product development costs in fiscal 1996 and fiscal 1995 as a result of management's decision to refocus various staff members from capitalized development to selling and administrative expenses. Capitalized expenses decreased additionally in fiscal 1996 due to the increased usage of the development staff to handle customization of ARISE(R) software for Hoffmann La Roche and FIserv. Customization work for a particular customer is expensed and not capitalized.


                                 RESTRUCTURING

In the second quarter of fiscal 1994, the Company commenced a restructuring (the "Restructuring") designed to focus resources on the core electronic commerce opportunity, strengthen the Company's management team, increase internal productivity, reduce overhead and increase sales and marketing activities. During the quarters ended January 31, 1994, April 30, 1994 and July 31, 1994, the Company incurred charges in the amount of $400,000, $75,000 and $25,000, respectively, for a total of $500,000 comprising severance, recruiting, relocation and related expenses of the Restructuring.

As of July 31, 1996, the Company had reduced the number of its full time equivalent employees to 70, from 152 in July 1993. The Company believes that the staff reductions were necessary and that the business can be sustained at a level of approximately 80 people until the Company's revenue base increases significantly. The Company does not believe that the reductions will have a material adverse effect on it's future competitiveness or operations.

Another element of the Restructuring involved eliminating or consolidating unprofitable products. The Company closed down the facility of its subsidiary, Dynatec, located in Buffalo Grove, Illinois, as of May 13, 1994. The Company continues to operate Dynatec's sales force automation product for existing customers who participate in the Company's electronic commerce network. Future sales of the Company's sales force automation service will be of ARISE(TM), the Company's new Internet enabled Windows(R) based application. In addition, the Company discontinued certain of its online information products because they were unprofitable and non-strategic.

The primary effect to date of the Restructuring is that the Company has been able to reduce ongoing expenses. Primarily through reductions in staff levels, the Company has reduced annual cash operating expenses by approximately $3.0 million, the full impact of which was realized between fiscal 1995 and fiscal 1996. Having led the Company through the Restructuring, Don Knudsen resigned his position as President and Chief Executive Officer in July, 1995. The Board of Directors appointed Brian E. Dearing, President and Chief Executive Officer in November, 1995.

                              EXTRAORDINARY CREDIT

The Company recognized an extraordinary gain during the fourth quarter of fiscal 1994 as a result of the release by IBM of the Company's obligations under certain capital leases. See Note 3 of Notes to Consolidated Financial Statements.

                                  OTHER ITEMS

Interest expense increased $220,000 in fiscal 1996 due to the Company's cash fundings under the lines of credit rather than through the sale of securities. Company common stock was sold in the second and fourth quarters of fiscal 1996, as well as in the first quarter of fiscal 1997. See" Liquidity and Capital Resource" section. In fiscal 1995, interest expense decreased $31,000 from fiscal 1994 as a result of the Company's release from capital leases with IBM. See Note 3 of Notes to Consolidated Financial Statement.

Net loss of $4,206,000 in fiscal 1996 is favorable to fiscal 1995 by $133,000 due to expense reductions explained previously. The expense savings were partially offset by an increase in interest expense of $220,000.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant negative cash flows from its operating activities. The Company will require significant increases in revenues to cover fixed operating costs and to achieve a profitable level of operations. The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1997 and there can be no assurance that profitability will be achieved thereafter. The Company also expects to continue to incur significant expenditures for network construction and expansion. The Company's network construction and expansion costs and negative cash flow from operations historically have been funded primarily from the sale of securities and from the lines of credit with shareholders.

At July 31, 1996, the Company had cash and cash equivalents of approximately $372,000 compared to approximately $236,000 at July 31, 1995 and $1,030,000 at July 31, 1994. On November 13, 1995 the Company filed a registration statement with the Securities and Exchange Commission for the sale of up to two million shares of the Company's common stock. Between January 31, 1996 and September 13, 1996 all two million shares were sold with net proceeds to the Company of $4,625,000. The proceeds were used to fund operations and repay portions of outstanding revolving credit lines.

On December 2, 1994 the Company executed a Loan Agreement with WITECH Corporation ("WITECH") and QUAESTUS Limited Partnership ("QLP") providing the Company with a $1,500,000 senior secured revolving line of credit facility (the "Senior Line"), which expires on December 31, 1996 (extended from December 31, 1995 by amendment dated October 18, 1995). Interest on the Senior Line accrues at the rate of 2% over the prime rate.

The Company also has a line of credit with WITECH, (the "WITECH Line") that has been in place since October 4, 1993. The WITECH Line is in the amount of $1.5 million. On April 20, 1996 the WITECH Line was amended to provide a Bridge Loan of $500,000 accruing at the same rate as the other lines through June 30, 1996. In the event the Bridge Loan was not repaid by June 30, 1996 the unpaid balance was to bear an annual interest rate of prime plus 6%. The WITECH Line will expire on December 31, 1996 (extended from December 31, 1995 by amendment dated October 18, 1995). Under the WITECH Line, the Company has issued a warrant to WITECH for the purchase of up to 500,000 shares of its Common Stock at a price of $2.00 per share. As of July 31, 1996, the entire $3,500,000 had been drawn against the lines of credit. Proceeds from the sale of securities in the first quarter of fiscal 1997 were used to repay the WITECH Lines of Credit. As of October 25, 1996, there were no borrowings under the WITECH line or the WITECH Bridge Loan and $1.5 million of borrowings under the Senior line.

The only financial covenant in the Senior line and the WITECH line is that the Company must maintain a net worth (calculated in accordance with general accepted accounting principles) of at least $5.3 million (reduced from $6.5 million effective May 3, 1996). The Company has been, and is currently, in compliance with the finanacial convenant in the Agreements and currently expects that it will be able to continue to comply with such covenant or obtain any required waivers or raise additonal equity, if necessary.

The Company will require additional financing during fiscal 1997 in order to meet its requirements for operations and development investments and to refinance the Senior line and WITECH line of credit. Management is currently negotiating with WITECH to amend the expiration dates on the WITECH line and the WITECH portion of the Senior line to July 31, 1997 from December 31, 1996. Management believes that sufficient financing for fiscal 1997 will be available from the sale of additional securities and from additional borrowings from existing shareholders. See Note 9 of Notes to Consolidated Financial Statements. On a long term basis, management believes that financing for the Company's operations, including capital expenditures, will come principally from cash generated from operations, the sale of additional equity or other third party financing, capital leases, additional borrowings from shareholders and other sources of capital if available. There can be no assurances that these financing arrangements will occur.

                           FORWARD LOOKING STATEMENTS

Certain statements contained in this Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to, the growth rate of the Company's selected market segments, the positioning of the Company's products in those segments, variations in demand for and cost of customer services and technical support, customer adoption of Internet enabled Windows(R) applications and their willingness to upgrade from DOS versions of software, the Company's ability to establish and maintain strategic alliances, the Company's ability to manage its business in a rapidly changing environment and the Company's ability to finance capital investments.

Projected revenues are difficult to estimate because the Company's revenues and operating results may vary substantially from quarter to quarter. The recurring revenues of maintenance and subscription fees may be estimated based on the number of subscribers to the Company's services but will be greatly impacted by the renewal ratio which cannot be determined in advance. Recurring revenues from network traffic fees and transaction fees are difficult to estimate prior to the end of the quarter as it is determined by usage. The number of transactions processed by the Company is a function of the number of subscribers and the quantity of reportable events per subscriber. Reportable events include product ordering, warranty claim processing, inventory and sales reporting, parts number updates and price updates. The Company cannot impact or predict the volume of transactions per customer.

Non-recurring revenue is also difficult to estimate. This revenue is generated from software license fees, customized development and related professional services. License fee revenue is based on contracts signed and product delivered within the quarter. Nonrecurring revenue is impacted by the time required to close large license fee and development agreements, which cannot be predicted with any certainty due to customer requirements and decision making processes.

Although the Company has recently introduced and plans to expand its Internet enabled Windows(R) portfolio of products, this marketplace is highly competitive and there can be no assurances that a customer will select the Company's software and services over that of a competitor. The environment in which the Company competes is characterized by rapid technological changes, dynamic customer demands, and frequent product enhancements and product introductions. The Company's current and potential competitors have greater financial, technical, sales, marketing and advertising resources than the Company. The widespread acceptance of the Internet may increase the usage of the Company's product applications but exert pricing pressures on the network traffic revenue.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Company's Consolidated Financial Statements and related notes for the fiscal years ended July 31, 1996, 1995 and 1994 together with the report thereon of the Company's independent auditors, Ernst & Young LLP, are attached hereto as Exhibit A-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the directors of the Company is included in the Company's definitive 1996 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Election of Directors". Information with respect to the Company's executive officers is shown at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in the Company's definitive 1996 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of the Company's common stock is included in the Company's definitive 1996 Annual Meeting Proxy Statement and is incorporated herein by reference. See "Security Ownership of Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to Certain Relationships and Related Transactions is included in the Company's definitive 1996 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Certain Transactions".


                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(A)1.
FINANCIAL STATEMENTS

Report of independent auditors on Financial Statements and Financial Statement Schedules.

Consolidated Balance sheets - July 31, 1996 and 1995.

Consolidated Statements of operations for each of the three years in the period ended July 31, 1996.

Consolidated Statements of shareholders' equity for each of the three years in the period ended July 31, 1996.

Consolidated Statements of cash flows for each of the three years in the period ended July 31, 1996.

Notes to consolidated financial statements - July 31, 1996.

The Consolidated Financial Statement is located immediately following the signature pages.

(A)2.
FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation and qualifying accounts for the years ended July 31, 1996, 1995 and 1994.

The Financial Statement Schedule is located immediately following the Financial Statements.

All other schedules to which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A)3.
EXHIBITS:

See (c) below.

(B)
REPORTS ON FORM 8-K:

No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(C)
EXHIBITS:

EXHIBIT
NUMBER
DESCRIPTION

3.1
Articles of Incorporation of the Company as Amended incorporated herein by reference to Exhibit 3.1 of the Company Form 10-Q for the quarter ended October 31, 1994.

3.2
By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company Registration Statement on Form S-1 (Reg. No. 33-43148).

10.1*
1991 Stock Option Plan as amended dated May 11, 1994, incorporated by reference to Exhibit 10.1 of the Company Form 10-Q for the quarter ended January 31, 1995.

10.2*
1993 Director Stock Option Plan as amended dated July 15, 1994, incorporated herein by reference to Exhibit 10.2 of the Company Form 10-Q for the quarter ended January 31, 1995.

10.3*
Employment Agreement between the Company and Richard Weening dated as of September 30, 1993, incorporated herein by reference to Exhibit 10.25 of the Company Registration Statement on Form S-1 (Reg. No. 33-80914).

10.4*
Amendment to Employment Agreement between the Company and Richard Weening dated as of September 30, 1993, incorporated herein by reference to Exhibit
10.9 of the Company Form 10-K for fiscal year ended July 31, 1993.

10.5*
Amendment to Consulting Agreement dated August 1, 1994 between the Company and Richard Weening, incorporated herein by reference to Exhibit 10.7 of the Company Form 10-K for fiscal year ended July 31, 1994.

10.6*
Amendment to Consulting Agreement dated August 1, 1995 between the Company and Richard Weening, incorporated herein by reference to Exhibit 10.6 of the Company Form 10-K for fiscal year ended July 31, 1995.


10.7*
Agreement dated May 11, 1994 between the Company and Don Knudsen, incorporated herein by reference to Exhibit 10.20 of the Company Registration Statement on Form S-1 (Reg. No. 33-80914).

10.8*
Agreement dated August 2, 1995 between the Company and Don Knudsen, incorporated herein by reference to Exhibit 10.8 of the Company Form 10-K for fiscal year ended July 31, 1995.

10.9*
Agreement dated March 14, 1994 between the Company and Mark L. Koczela, incorporated herein by reference to Exhibit 10.21 of the Company Registration Statement on Form S-1 (Reg. No. 33-80914).

10.10
Loan Agreement by and between the Company and WITECH Corporation dated October 4, 1993, incorporated herein by reference to Exhibit 10.10 of the Company Form 10-K for fiscal year ended July 31, 1993.

10.11
Amendment to Loan Agreement dated May 19, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.22 of the Company Registration Statement on Form S-3 (Reg. No. 33-75760).

10.12
Amendment No. 2 to Loan Agreement dated July 28, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.22 of the Company Registration Statement on Form S-1 (Reg. No. 33-80914).

10.13
Consent and Amendment No. 3 to Loan Agreement dated December 2, 1994 between the Company and WITECH Corporation, incorporated herein by reference to
Exhibit 10.1 of the Company Form 10-Q for quarter ended October 31, 1994.

10.14
Amendment No. 4 to Loan Agreement dated March 6, 1995 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.14 of the Company Form 10-K for fiscal year ended July 31, 1995.

10.15
Amended and Restated Commitment Warrant issued by the Company to WITECH Corporation dated October 18th, 1995, incorporated herein by reference to
Exhibit 10.15 of the Company Form 10-K for fiscal year ended July 31, 1995.

10.16
Loan Agreement dated December 2, 1994, between the Company and WITECH and QUAESTUS L.P.,incorporated herein by reference to Exhibit 10.2 of the Company Form 10-Q for the quarter ended October 31, 1994.

10.17
Security Agreement dated December 2, 1994, between the Company and WITECH and QUAESTUS L.P., incorporated herein by reference to Exhibit 10.3 of the Company Form 10-Q for the quarter ended October 31, 1994.

10.18
Amendment No. 1 to Loan Agreement between the Company and WITECH and QUAESTUS, L.P. dated October 18, 1995, incorporated herein by reference to
Exhibit 10.18 of the Company Form 10-K for fiscal year ended July 31, 1995.

10.19
Standard Office Building Lease between the Company and JMB/Plaza East Associates, Ltd., dated as of August 1, 1984, incorporated herein by reference to Exhibit 10.23 of the Company Registration Statement of Form S-1 (No. 33-43148).

10.20
Lease Amendment between the Company and JMB/Plaza East Associates, Ltd., dated as of December 24, 1993, incorporated herein by reference to Exhibit
10.20 of the Company's Registration Statement on Form S-3 (Reg. 33-75760).

10.21
Lease Amendment between the Company and JMB/Plaza East Associates, Ltd., dated as of March 2, 1995, incorporated herein by reference to Exhibit 10.21 of the Company Form 10-K for fiscal year ended July 31, 1995.

10.22
Engagement Letter with QUAESTUS L.P., dated September 30, 1993, incorporated herein by reference to Exhibit 10.11 of the Company Form 10-K for fiscal year ended July 31, 1993.

10.23
Engagement letter with QUAESTUS L.P., dated August 1, 1994, incorporated herein by reference to Exhibit 10.18 of the Company Form 10-K for fiscal year ended July 31, 1994.

10.24
Engagement letter with QUAESTUS Management Corporation, dated August 1, 1995, incorporated herein by reference to Exhibit 10.24 of the Company Form 10-K for fiscal year ended July 31, 1995.

10.25
Warrant dated July 15, 1994 issued by the Company to QUAESTUS L.P., incorporated herein by reference to Exhibit 10.19 of the Company Form 10-K for fiscal year ended July 31, 1994.

10.26
Warrant dated July 15, 1994 issued by the Company to Richard W. Weening, incorporated herein by reference to Exhibit 10.20 of the Company Form 10-K for fiscal year ended July 31, 1994.

10.27
Purchase Agreement, dated May 19, 1994 between the Company and Vulcan
Ventures Incorporated, incorporated herein by reference to Exhibit 10.21 of the Company Registration Statement on Form S-3 (Reg. No. 33-75760).

10.28
Purchase Agreement dated December 22, 1994 between the Company and Vulcan Ventures Incorporated, incorporated herein by reference to Exhibit 10.3 of the Company Form 10-Q for the quarter ended January 31, 1995.

10.29
Amendment No. 2 to Loan Agreement dated December 20, 1995 between the Company, WITECH Corporation and QUAESTUS Limited Partnership.

10.30
Amendment No. 3 to Loan Agreement dated May 31, 1996 between the Company, WITECH Corporation and QUAESTUS Limited Partnership, incorporated herein by reference to Exhibit 10.3 of the Company 10-Q for the quarter ended April 30, 1996.

10.31
Amendment No. 5 to Loan Agreement dated December 20, 1995 between the Company and WITECH Corporation.

10.32
Amendment No. 6 to Loan Agreement dated January 23, 1996 between the Company and WITECH Corporation.

10.33
Amendment No. 7 to Loan Agreement dated April 20, 1996 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company 10-Q for the quarter ended April 30, 1996.

10.34
Amendment No. 8 to Loan Agreement dated May 31, 1996 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.2 of the Company 10-Q for the quarter ended April 30, 1996.

10.35*
Employment letter dated October 20, 1995 from the Company to Brian Dearing.

10.36*
Agreement dated August 8, 1996 between the Company and Pat Bergamasco.

11.1
Computation of per share loss.

23.1
Consent of Ernst & Young LLP

24.1
Powers of Attorney appear on the signature page hereof.

*
Management Contract or Compensatory Plan.

---------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this ____day of ________, 1996.

ARI NETWORK SERVICES, INC.



                                               By:
                                                  ---------------------------
                                                         Brian E. Dearing
                                                         President & CEO




         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lynn M. Hafemeister and Brian E. Dearing and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                 TITLE                                      DATE

___________________                   President & CEO & Director                         ___________, 1996
Brian E. Dearing                      (Principal Executive Officer)


____________________                  Vice President Finance & Administration            ___________, 1996
Lynn M. Hafemeister                   (Principal Financial and Accounting Officer)



________________________             Chairman of the Board and Director             ___________, 1996
Richard W. Weening

________________________             Director                                       ___________, 1996
William H. Alverson


_________________________            Director                                       ___________, 1996
Francis Brzezinski


_________________________            Director                                       ___________, 1996
Gordon J. Bridge


_________________________            Director                                       ___________, 1996
Eric P. Robison


_________________________            Director                                       ___________, 1996
George D. Dalton


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 27 day of October, 1996.

                                                   ARI NETWORK SERVICES, INC.



                                           By:     /s/ Brian E. Dearing
                                                   ---------------------------
                                                   Brian E. Dearing,
                                                   President & CEO


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lynn M. Hafemeister and Brian E. Dearing and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                         TITLE                                    DATE

   /s/ Brian E. Dearing               President, CEO & Director                               October 27, 1996
-------------------------------       (Principal Executive Officer)
Brian E. Dearing


   /s/ Lynn M. Hafemeister            Vice President Finance & Administration                 October 27, 1996
------------------------------        (Principal Financial Officer and Principal
Lynn M. Hafemeister                   Accounting Officer)



   /s/ Richard W. Weening             Chairman of the Board and Director             October 27, 1996
------------------------------
Richard W. Weening

   /s/ William H. Alverson            Director                                       October 27, 1996
-------------------------------
William H. Alverson

   /s/ Gordon G. Bridge               Director                                       October 27, 1996
-------------------------------
Gordon G. Bridge

   /s/ Francis Brzezinski             Director                                       October 27, 1996
---------------------------------
Francis Brzezinski

   /s/ Eric P. Robison                Director                                       October 27, 1996
----------------------------------
Eric P. Robison

   /s/ George D. Dalton               Director                                       October 27, 1996
--------------------------------
George D. Dalton

                              CONSOLIDATED FINANCIAL STATEMENTS

                              ARI NETWORK SERVICES, INC.

                              Years ended
                              July 31, 1996, 1995 and 1994

                           ARI Network Services, Inc.

                       Consolidated Financial Statements

                    Years ended July 31, 1996, 1995 and 1994




                                    CONTENTS




Report of Ernst & Young LLP, Independent Auditors ............    1


Consolidated Financial Statements

Balance Sheets ...............................................    2
Statements of Operations .....................................    4
Statements of Shareholders' Equity ...........................    5
Statements of Cash Flows .....................................    6
Notes to Consolidated Financial Statements ...................    7

               Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Milwaukee, Wisconsin                                           ERNST & YOUNG LLP
 August 30, 1996, except for
 Note 10 as to which the
 date is September 13, 1996

                           ARI Network Services, Inc.

                          Consolidated Balance Sheets




                                                            JULY 31
                                                       1996         1995
                                                    ------------------------
ASSETS (NOTE 2)
Current assets:
 Cash and cash equivalents                          $   371,705  $   235,928
 Receivables:
  Trade, less allowance for doubtful accounts of
   $83,118 in 1996 and $122,305 in 1995               1,263,029    1,075,043
  Other                                                  43,033       30,052
 Prepaid expenses and other                             185,879      180,441
                                                    ------------------------
Total current assets                                  1,863,646    1,521,464

Equipment and leasehold improvements:
 Network system hardware                              2,801,949    3,341,721
 Leasehold improvements                                 238,526      593,284
 Furniture and equipment                              1,000,384    1,070,336
                                                    ------------------------
                                                      4,040,859    5,005,341
 Less accumulated depreciation and amortization       3,688,847    4,126,374
                                                    ------------------------
Net equipment and leasehold improvements                352,012      878,967

Other assets                                                  -        4,804

Network system:
 Network platform                                    11,466,643   11,466,643
 Industry-specific applications                      16,769,943   15,744,975
                                                    ------------------------
                                                     28,236,586   27,211,618
 Less accumulated amortization                       18,972,975   17,934,193
                                                    ------------------------
                                                      9,263,611    9,277,425
                                                    ------------------------
                                                    $11,479,269  $11,682,660
                                                    ========================

                                                               JULY 31
                                                         1996           1995
                                                     ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of credit payable to shareholder                $  3,500,000   $ 1,400,000
 Accounts payable                                          818,094       765,504
 Unearned income                                           383,813       261,493
 Accrued payroll and related expenses                      333,207       322,490
 Other accrued expenses                                    177,000       268,160
 Current portion of capital lease obligations               63,479        67,817
                                                      --------------------------
Total current liabilities                                5,275,593     3,085,464

Capital lease obligations                                   22,145        73,405

Commitments (Note 3)
Shareholders' equity:
 Preferred stock, par value $.001 per share,
  1,000,000 shares authorized; none issued                       -             -
 Common stock, par value $.001 per share,
  16,525,200 shares authorized; 12,937,109 and
  12,186,559 shares issued and outstanding in 1996
  and 1995, respectively                                    12,937        12,187
 Additional paid-in capital                             76,823,687    74,961,162
 Accumulated deficit                                   (70,655,093)  (66,449,558)
                                                     ---------------------------
Total shareholders' equity                               6,181,531     8,523,791
                                                     ---------------------------
                                                     $  11,479,269   $11,682,660
                                                     ===========================


See accompanying notes.
                                                                               3

                           ARI Network Services, Inc.

                     Consolidated Statements of Operations


                                                     YEAR ENDED JULY 31
                                             1996          1995           1994
                                         ------------------------------------------
Net revenues:
  Network and other services             $ 4,483,978   $ 3,879,626     $ 3,498,478
  Software and development                   767,633     1,455,416       1,751,853
                                         -----------------------------------------
                                           5,251,611     5,335,042       5,250,331
Operating expenses:
 Variable cost of products and services
   sold (exclusive of depreciation and
   amortization shown separately below):
      Network and other services             925,498     1,086,605       1,208,065
      Software and development               287,678       149,097         214,031
                                         -----------------------------------------
                                           1,213,176     1,235,702       1,422,096
  Depreciation and amortization            1,799,924     2,388,028      11,513,963
  Network operations                         918,804     1,170,481       1,281,395
  Selling, general and administrative      4,584,929     4,756,407       6,411,292
  Restructuring costs                              -             -         500,000
  Network construction and expansion       1,896,773     1,788,332       2,744,568
                                         -----------------------------------------
                                          10,413,606    11,338,950      23,873,314
Less capitalized portion                  (1,230,343)   (1,616,016)     (2,602,024)
                                         -----------------------------------------
Total operating expenses                   9,183,263     9,722,934      21,271,290
                                         -----------------------------------------
Operating loss                            (3,931,652)   (4,387,892)    (16,020,959)
Other income (expense):
  Interest expense                          (286,187)      (65,474)        (96,883)
  Interest income                              6,167        22,349          52,009
  Other, net                                   6,137        92,405          (1,137)
                                         -----------------------------------------
                                            (273,883)       49,280         (46,011)
                                         -----------------------------------------
Loss before minority interest in loss
  of subsidiary                           (4,205,535)   (4,338,612)    (16,066,970)
Minority interest in loss of subsidiary            -             -          41,117
                                         -----------------------------------------
Loss before extraordinary credit          (4,205,535)   (4,338,612)    (16,025,853)
Extraordinary credit                               -             -         937,171
                                         -----------------------------------------
Net loss                                 $(4,205,535)  $(4,338,612)   $(15,088,682)
                                         =========================================
Per share of common stock:
  Loss before extraordinary credit             $(.34)        $(.36)         $(1.47)
  Extraordinary credit                             -             -             .09
                                         -----------------------------------------
Net loss                                       $(.34)        $(.36)         $(1.38)
                                         =========================================

See accompanying notes.
                                                                               4

                           ARI Network Services, Inc.

                Consolidated Statements of Shareholders' Equity




                                                    Common    Additional Paid-in  Accumulated
                                                     Stock         Capital           Deficit
                                                    ------------------------------------------
Balance at July 31, 1993                            $10,336         $67,977,907  $(47,022,264)
  Issuance of warrants to purchase common stock           -              62,500             -
  Issuance of common stock (net of offering
  costs of $338,157)                                  1,300           4,710,543             -
  Exercise of stock options                             111             362,146             -
  Issuance of common stock under stock
  purchase plan                                          17              44,248             -
  Provision for compensation - stock options              -             156,844             -
  Net loss                                                -                   -   (15,088,682)
                                                    -----------------------------------------
Balance July 31, 1994                                11,764          73,314,188   (62,110,946)
  Issuance of common stock (net of offering
  costs of $16,000)                                     400           1,583,600             -
  Exercise of stock options                              16              50,098             -
  Issuance of common stock under stock
    purchase plan                                         7              13,276             -
  Net loss                                                -                   -    (4,338,612)
                                                    -----------------------------------------
Balance July 31, 1995                                12,187          74,961,162   (66,449,558)
  Issuance of common stock (net of offering
  costs of $49,148)                                     735           1,825,117             -
  Exercise of stock options                              11              26,939             -
  Issuance of common stock under stock
    purchase plan                                         4              10,469             -
  Net loss                                                -                   -    (4,205,535)
                                                    -----------------------------------------
Balance July 31, 1996                               $12,937         $76,823,687  $(70,655,093)
                                                    =========================================

See accompanying notes.
                                                                               5

                           ARI Network Services, Inc.

                     Consolidated Statements of Cash Flows



                                                                YEAR ENDED JULY 31
                                                         1996          1995          1994
                                                     -----------------------------------------
OPERATING ACTIVITIES
Net loss                                             $(4,205,535)  $(4,338,612)  $(15,088,682)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Minority interest in loss of subsidiary                     -             -        (41,117)
   Amortization of network system                      1,244,157     1,591,238     10,622,396
   Depreciation and other amortization                   555,767       796,804        891,567
   Provision for compensation - stock options                  -             -        156,844
   Extraordinary credit                                        -             -       (937,171)
   Provision (credit) for losses on note receivable            -       (94,350)       250,000
   Other                                                       -       (52,853)        19,034
   Net change in receivables and prepaid expenses       (206,405)       62,245        257,147
   Net change in accounts payable, unearned
        income and accrued expenses                       94,467      (194,968)       665,419
                                                     ----------------------------------------
Net cash used in operating activities                 (2,517,549)   (2,230,496)    (3,204,563)

INVESTING ACTIVITIES
Sale of short-term investments                                 -             -      1,011,189
Purchase of equipment and leasehold
  improvements                                           (11,069)      (58,467)      (128,594)
Collection of note receivable                                  -       144,350              -
Network system costs capitalized                      (1,230,343)   (1,616,016)    (2,602,024)
Purchase of Dynatec Systems Corporation                        -             -        (10,000)
                                                     ----------------------------------------
Net cash used in investing activities                 (1,241,412)   (1,530,133)    (1,729,429)

FINANCING ACTIVITIES
Borrowings under line of credit                        2,100,000     1,400,000              -
Payments of capital lease obligations and
  notes payable                                          (68,537)      (80,363)      (286,217)
Proceeds from issuance of common stock                 1,863,275     1,647,397      5,118,365
Deferred financing fees                                        -             -        (70,000)
                                                     ----------------------------------------
Net cash provided by financing activities              3,894,738     2,967,034      4,762,148
                                                     ----------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                            135,777      (793,595)      (171,844)
Cash and cash equivalents at beginning of year           235,928     1,029,523      1,201,367
                                                     ----------------------------------------
Cash and cash equivalents at end of year             $   371,705   $   235,928   $  1,029,523
                                                     ========================================
Cash paid for interest                               $   286,187   $    65,474   $     96,883
                                                     ========================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for -
Network system hardware                              $    12,939   $    44,465   $    119,747


See accompanying notes.
                                                                               6

                           ARI Network Services, Inc.

                   Notes to Consolidated Financial Statements

                                 July 31, 1996




1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

ARI Network Services, Inc. (the Company) operates in one business segment and provides customer-side Internet-enabled business to business electronic commerce services to companies in three vertical markets: Agribusiness, Publishing and Transportation. The Company provides two types of electronic commerce services, transaction management and data management, that enable its customers to do business electronically with their customers. The Company's customers are located primarily in the United States and Canada.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dynatec Systems Corporation (Dynatec). Accounts and transactions between the Company and Dynatec have been eliminated in the accompanying consolidated financial statements.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue from sales of software packages upon delivery of the software to the customer. When significant obligations remain after the software product has been delivered, revenue is not recognized until such obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the revenue is recognized.

Revenue for use of the network and for information services is recognized in the period such services are utilized.

Revenue from startup fees is recognized in the period such fees become due if the fees are not subject to refund or adjustment and when collection is probable and the Company has no significant remaining obligation.

Revenue from annual or periodic maintenance fees is recognized over the period the maintenance is provided.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and under accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:


                         Years
                         ------
Network system hardware  2 - 10
Leasehold improvements   1 - 10
Furniture and equipment  2 - 10

NETWORK CONSTRUCTION AND EXPANSION AND SOFTWARE DEVELOPMENT

The Company has developed a basic network and telecommunications platform which is the foundation of its network. The platform can be used on different hardware and is not subject to the frequency of technological changes that sometimes occur with hardware or industry-specific applications.

The Company also develops and purchases industry-specific software applications for personal computers and mainframes which, when utilized with the platform, give rise to the Company's products and services tailored to its targeted industries.

Certain software development costs and network construction and expansion costs are capitalized when incurred. Capitalization of these costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of software and network system costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The annual amortization of the platform and the industry-specific software applications is the greater of the amount computed using (a) the ratio that current gross revenues for the network or an industry-specific product bear to the total of current and anticipated future gross revenues for the network or an industry-specific product or (b) the straight-line method over the estimated economic life of the product (20 years - platform, 5 years - industry-specific software applications). Amortization starts when the product is available for general release to customers.

All other network construction and expansion expenditures are charged to network construction and expansion expense in the period incurred.

During the fourth quarter of fiscal 1994, the Company incurred an additional amortization charge of $7,712,732 related to industry-specific applications used in its network system. This charge resulted from management's decision to move from DOS to Microsoft Windows(TM) during fiscal 1995 as the principal operating system for customer use of the industry-specific software applications. The Company made the decision to move from DOS to the Microsoft Windows(TM) environment after the hiring of a new chief executive officer on July 1, 1994. The decision was based on management's belief that Microsoft Windows(TM) would become the operating system of choice among the users of the Company's network and that the development tools available in the Microsoft Windows(TM) environment provide a more efficient means of implementing user-friendly software applications. The Company accelerated the estimated economic lives of the DOS applications being replaced by the Microsoft Windows(TM) versions. The net book value of these applications was adjusted to reflect the lessor of the remaining economic life of the applications or the future revenue streams associated with the applications.

CAPITALIZED INTEREST COSTS

In 1996, 1995 and 1994, interest costs of $40,865, $6,385 and $87,477, respectively, were capitalized and included in the network system.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the loss by the weighted average number of shares of common stock outstanding during each year.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRUCTURING COSTS

During fiscal 1994, the Company incurred a $500,000 charge to restructure the Company's management team, strengthen sales and marketing activities and reduce expenses. The charge represented severance benefits and related expenses paid to 40 terminated employees.

RECENT ACCOUNTING PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company believes that the future adoption of SFAS No. 121 will have no material effect on the results of operations or financial position.

2. REVOLVING LINES OF CREDIT

In December 1994, the Company entered into a $1,500,000 revolving line of credit agreement with two shareholders. On October 18, 1995, the agreement was extended and expires on December 31, 1996. Borrowings under the agreement are subject to repayment or conversion upon future equity offerings. The revolving line of credit will be repaid to the extent of cash proceeds received by the Company from the sale of common stock, other than upon exercise of options, warrants or rights. However, in the event either shareholder desires to purchase common stock from the Company as part of such a sale, the amounts owed to the shareholder will be reduced in lieu of the cash payment for the purchase price of the common stock. The conversion price under the revolving line of credit agreement is not fixed.

In addition, the Company has a $1,500,000 revolving line of credit agreement with a shareholder that was extended on October 18, 1995 to expire on December 31, 1996. The Company is required to pay a fee of .025% per month on the unused portion of the line of credit. In connection with this agreement, the Company issued the shareholder a warrant to purchase 250,000 shares of common stock at $2 per share. The value of the warrant of $62,500 was recorded as additional paid-in capital in fiscal 1994. In connection with an extension of the agreement on October 18, 1995, a warrant for an additional 250,000 shares of common stock at $2 per share was issued, which approximated fair market value. The warrants will lapse on September 30, 2000, as to any shares of common stock

                           ARI Network Services, Inc.

2. REVOLVING LINES OF CREDIT (CONTINUED)

   not issued. In addition, on October 18, 1995, the shareholder agreed to cancel the warrant it had been issued that provided the shareholder the right to purchase one share of common stock for each dollar of the maximum principal drawn under the line of credit agreement. On April 20, 1996, this line of credit was amended to provide a bridge loan of $500,000. Borrowings under the bridge loan bear interest at prime plus 2% through June 30, 1996 and at prime plus 6% thereafter.

   Borrowings under the lines of credit bear interest at prime plus 2%. The line of credit agreements are secured by substantially all assets of the Company. The agreements contain various restrictive covenants including maintenance of a minimum level of net worth and restrictions on additional indebtedness.

3. CAPITAL AND OPERATING LEASES, RELATED-PARTY TRANSACTIONS AND
   EXTRAORDINARY CREDIT

At July 31, 1996 and 1995, the following amounts of assets acquired in capital lease transactions are included in the cost of equipment:

                                 1996      1995
                               ------------------
Network system hardware        $586,086  $573,147
Furniture and equipment         115,398   115,398
                               ------------------
                                701,484   688,545
Less accumulated amortization   500,453   360,156
                               ------------------
                               $201,031  $328,389
                               ==================

The Company leases its office space under an operating lease arrangement expiring in fiscal 1997. The Company is liable for its share of increases in the landlord's direct operating expenses and real estate taxes up to 5% of the previous year's rent. The total rental expense for the operating lease was $946,000 in 1996, $917,000 in 1995 and $850,000 in 1994.

On May 13, 1994, International Business Machines Corporation (IBM), a former shareholder, sold all of its shares of the Company's common stock in an open market transaction. Concurrently, IBM released the Company from capital lease obligations with IBM with a remaining aggregate balance due of $937,171. The extinguishment of these capital lease obligations has been classified as an extraordinary credit in the accompanying statement of operations. Ownership of the assets covered by these capital lease obligations has been transferred to the Company.

                           ARI Network Services, Inc.

3.   CAPITAL AND OPERATING LEASES, RELATED-PARTY TRANSACTIONS AND
     EXTRAORDINARY CREDIT (CONTINUED)

Minimum lease payments under remaining capital and operating leases are as follows:


Fiscal year ending                          Capital Leases        Operating Lease
------------------                          --------------        ---------------
1997                                            $68,178              $911,000
1998                                             19,272                     -
1999                                              4,080                     -
                                                -----------------------------
Total minimum lease payments                     91,530              $911,000
                                                                     ========
Amounts representing interest                     5,906
                                                -------
Present value of minimum capital
lease payments                                   85,624
Less amounts payable in one year                 63,479
                                                -------
                                                $22,145
                                                =======

Equipment lease payments to IBM by the Company were $234,000 in 1994. Depreciation expense for the assets acquired in capital leases with IBM and interest expense included in the equipment lease payments to IBM were $299,000 and $59,000, respectively, in 1994.

The Company licenses certain operating system and data base software from IBM under perpetual licensing agreements. Pursuant to these agreements, the Company paid IBM license fees and hardware maintenance charges of $387,000 in 1994.

The Company and Quaestus Limited Partnership (Quaestus), a shareholder, entered into an agreement dated September 30, 1993, whereby Quaestus assisted the Company in fiscal 1994 with investor relations, executive recruiting, business and strategic planning and corporate finance matters for $10,975 per month plus expenses. In addition, during fiscal 1994, the Company incurred approximately $180,000 and $271,000 of additional hourly charges for consulting services provided by Quaestus in connection with the restructuring and the common stock offerings, respectively. During fiscal 1995, the Company expensed $20,000 per month in the first fiscal quarter, $15,000 per month in the second fiscal quarter and $11,000 per month in the third and fourth fiscal quarters for the same services as in fiscal 1994. In September 1994, Quaestus was issued a warrant to purchase 250,000 shares of common stock at $4.25 per share. During fiscal 1996, the Company expensed $11,000 in each of August and September 1995 and $20,000 per month for the remainder of fiscal 1996 for services provided by Quaestus.

                           ARI Network Services, Inc.

4. SHAREHOLDERS' EQUITY

In connection with the issuance of common stock in fiscal 1995, the Company issued a shareholder a warrant to purchase an additional 125,000 shares of common stock at $4.00 per share, exercisable through December 1997.

On January 19, 1994, the Company accepted subscriptions for the sale of 1,000,000 shares of common stock at $3.25 per share, and issued such shares in January 1994 and April 1994. On May 20, 1994, the Company issued 300,000 shares of common stock at $6.00 per share and the Company issued the shareholder a warrant to purchase an additional 300,000 shares of common stock at $10.00 per share. Total proceeds from these issuances of shares of common stock, net of offering costs, were $4,711,843.

5. STOCK PLANS

The Company's 1991 Stock Option Plan (Stock Option Plan) has 1,500,000 shares of common stock reserved for issuance.

Options granted under the Stock Option Plan may be either (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or (b) nonqualified stock options.

Any incentive stock option that is granted under the Stock Option Plan may not be granted at a price less than the fair market value of the stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the voting stock of the Company). Nonqualified stock options may be granted at the exercise price established by the Stock Option Committee, which may be less than, equal to, or greater than the fair market value of the stock on the date of grant.

Each option granted under the Stock Option Plan is exercisable for a period of ten years from the date of grant (five years in the case of a holder of more than 10% of the voting stock of the Company) or such shorter period as determined by the Stock Option Committee and shall lapse upon the expiration of said period, or earlier upon termination of the participant's employment with the Company.

At its discretion, the Stock Option Committee may require a participant to be employed by the Company for a designated number of years prior to exercising any options. The Committee may also require a participant to meet certain performance criteria, or that the Company meet certain targets or goals, prior to exercising any options.

                           ARI Network Services, Inc.

5. STOCK PLANS (CONTINUED)

Changes in option shares under the Stock Option Plan are as follows:


                                             1996       1995       1994
                                          --------------------------------
Options outstanding at beginning of year    685,097    994,570    615,872
Granted:
1996--$1.625 to $2.50 per share             485,600          -          -
1995--$2.75 per share                             -    226,000          -
1994--$2.875 to $3.875 per share                  -          -    718,332
Exercised -
 1996--$2.50 per share                      (10,780)         -          -
 1995--$2.00 to $3.50 per share                   -    (16,171)         -
 1994--$2.50 to $3.75 per share                   -          -   (110,401)
Canceled or expired                        (115,061)  (519,302)  (229,233)
                                          -------------------------------
Options outstanding at end of year        1,044,856    685,097    994,570
                                          ===============================
Options exercisable at July 31              487,322    384,032    407,363
                                          ===============================
Options available for grant at July 31      292,544    663,087    369,781
                                          ===============================

The Company's Chairman of the Board has been granted a stock option for 100,000 shares of its common stock at $8 per share.

The Company's 1992 Employee Stock Purchase Plan (Stock Purchase Plan) has 50,000 shares of common stock reserved for issuance. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions. During fiscal 1996, 1995 and 1994, 4,476, 6,576 and 17,359 shares, respectively, were purchased under the Stock Purchase Plan for proceeds of $10,473, $13,283 and $44,265, respectively.

In May 1993, the Board of Directors adopted the 1993 Director Stock Option Plan (Director Plan), which has 120,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan are granted at the fair market value of the stock on the date immediately preceding the date of grant. Each option

                           ARI Network Services, Inc.

5. STOCK PLANS (CONTINUED)

granted under the Director Plan is exercisable one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

                                            1996     1995    1994
                                          ------------------------
Options outstanding at beginning of year   73,000   39,000  18,000
Granted:
1996--$2.00 and $2.875 per share           37,800        -       -
1995--$2.56 and $3.75 per share                 -   34,000       -
1994--$3.875 and $4.25 per share                -        -  21,000
Expired                                   (20,500)       -       -
                                          ------------------------
Options outstanding at end of year         90,300   73,000  39,000
                                          ========================
Options exercisable at July 31             73,000   39,000  18,000
                                          ========================
Options available for grant at July 31     29,700   47,000  81,000
                                          ========================

Certain nonemployee directors have been granted stock options aggregating 41,500 shares of common stock at $2 to $4.25 per share.

The Company has applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, because there was no intrinsic value at the date of grant, no compensation cost has been recognized. No decision has been reached as to how the Company will apply, beginning in fiscal 1997, SFAS No. 123, "Accounting for Stock-Based Compensation," which permits the Company to continue accounting for stock options in the same manner with fair value disclosures or to measure compensation cost by the fair value of stock options granted after August 1, 1995.

6. INCOME TAXES

Effective August 1, 1993, the Company adopted the liability method of accounting for income taxes in accordance with SFAS No. 109. Because of the cumulative net operating loss carryforwards, there was no cumulative effect of adopting SFAS No. 109 as of August 1, 1993.

                           ARI Network Services, Inc.

6. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 1996 and 1995 are as follows:

                                                       1996               1995
                                                   ---------------------------------
Deferred tax assets:
 Net operating loss carryforwards                  $ 30,993,000         $ 29,570,000
 Other                                                  386,000              240,000
                                                   ---------------------------------
Total deferred tax assets                            31,379,000           29,810,000
Valuation allowance for deferred tax assets         (27,748,000)         (26,173,000)
                                                   ---------------------------------
Net deferred tax asset                                3,631,000            3,637,000
Deferred tax liabilities -
 Network system                                       3,631,000            3,637,000
                                                   ---------------------------------
Net deferred taxes                                 $          -         $          -
                                                   =================================

As of July 31, 1996, the Company has unused net operating loss carryforwards for income tax purposes of $26,808,000 expiring in 2007 through 2011.

In addition, the Company has unused net operating loss carryforwards for income tax purposes of $18,633,000 expiring between 1997 and 2002, of which not more than $444,000 annually can be utilized to offset taxable income. Also, the Company has unused net operating loss carryforwards for income tax purposes of $33,623,000 expiring between 2003 and 2007, of which not more than $3,655,000 annually can be utilized to offset taxable income. Use of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code because of changes in ownership in 1987 and 1992.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to net loss is as follows:


                                     1996          1995          1994
                                 ----------------------------------------
Computed income taxes at 34%     $(1,430,000)  $(1,475,000)   $(5,130,000)
Other                                  5,000         4,000          2,000
Net operating loss carryforward    1,425,000     1,471,000      5,128,000
                                 ----------------------------------------
Income tax expense               $         -   $         -      $       -
                                 ========================================

                           ARI Network Services, Inc.

7. INCENTIVE PROGRAMS

The Company has a tax-qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 15%, up to a maximum of $9,500 in calendar 1996 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company has not made any contribution to the 401(k) Plan since its inception.

8. MAJOR CUSTOMERS

Sales to one customer were 12% and 11% of net revenues during fiscal 1996 and 1995, respectively. Accounts receivable from this customer were approximately $116,000 and $267,000 at July 31, 1996 and 1995, respectively. Sales to one other customer were 12% of net revenues during fiscal 1996. Accounts receivable from this customer were approximately $149,000 at July 31, 1996.

9. FINANCIAL CONDITION

Since its organization in 1981, the Company has experienced net losses. In addition, the Company has experienced significant negative cash flows from its operating activities.

The Company plans additional offerings of its common stock in fiscal 1997 to improve liquidity and provide capital resources. In addition, the Company believes it will be able to amend its revolving line of credit agreements to extend the agreements to July 31, 1997. In the event the equity offerings are not successful, a shareholder has indicated they will financially support the Company through fiscal 1997.

10. SUBSEQUENT EVENT

From August 27, 1996 through September 13, 1996, the Company issued 1,250,000 shares of common stock for total proceeds of $2,762,500.

                                                                     SCHEDULE II



                           ARI NETWORK SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    Years ended July 31, 1996, 1995 and 1994





                                   BALANCE AT      ADDITIONS
                                    BEGINNING     CHARGED TO                    BALANCE AT
          DESCRIPTION                OF YEAR        EXPENSE      DEDUCTIONS     END OF YEAR
--------------------------------------------------------------------------------------------
Allowance for doubtful accounts-
accounts receivable:

   1996                           $ 122,305   $   65,382      $ 104,569(A)    $  83,118
                                  =========   ==========      =========       =========
   1995                           $  64,974   $   91,907      $  34,576(A)    $ 122,305
                                  =========   ==========      =========       =========
   1994                           $  59,206   $   88,395      $  82,627(A)    $  64,974
                                  =========   ==========      =========       =========
Allowance for doubtful accounts-
note receivable:

   1996                           $       -   $        -      $       -       $       -
                                  =========   ==========      =========       =========
   1995                           $ 250,000   $  (94,350)(B)  $ (55,650(B)    $       -
                                  =========   ==========      =========       =========
   1994                           $       -   $  250,000      $       -       $ 250,000
                                  =========   ==========      =========       =========

(A)  Uncollectible accounts written off, net of recoveries.

(B) During fiscal 1995, $144,350 was collected on a note receivable of $300,000, resulting in a credit to the consolidated statement of operations of $94,350.