Form 10-Q
period 1996-10-31
ARI NETWORK SERVICES INC /WI
filed 1996-12-16
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ----------------------   ----------------------
Commission file number 000-19608

                           ARI Network Services, Inc.
                           --------------------------

            (Exact name of registrant as specified in its charter.)


           WISCONSIN                                     39- 1388360
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


              330 E. Kilbourn Avenue, Milwaukee, Wisconsin  53202
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

        YES   X                                         NO
            -----                                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 10, 1996.

Common Stock, Par Value $.001 Per Shares 14,319,462 Shares Outstanding

                           ARI NETWORK SERVICES, INC.

                                   FORM 10-Q

                  FOR THE THREE MONTHS ENDED October 31, 1996

                                     INDEX




PART I - FINANCIAL INFORMATION


                                                                                            Page
                                                                                            ----
Item 1          Financial statements                                                        3-6
                        Condensed consolidated balance sheets - October 31, 1996 and         3
                        July 31, 1996.

                        Condensed consolidated statements of operations for the three        4
                        months ended October 31, 1996 and 1995.

                        Condensed consolidated statements of cash flows for the three        5
                        months ended October 31, 1996 and 1995.

                        Notes to unaudited condensed consolidated financial statements.      6

Item 2          Management's discussion and analysis of financial condition                7-13
                and results of operations.



PART II - OTHER INFORMATION



    Item 4      Submission of Matters to a Vote of Security Holders                        13-14

    Item 5      Other Information                                                           14

    Item 6      Exhibits                                                                    14


Signatures

                          ARI NETWORK SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                                                 October 31     July 31
                                                   1996           1996
                                                (Unaudited)     (Audited)
                                                -----------     ---------
ASSETS
------
Current assets:
  Cash and cash equivalents                            $594          $372
  Accounts receivable                                 1,210         1,306
  Prepaid expenses                                       76           186
                                                   --------      --------
     Total current assets                             1,880         1,864

Equipment & leasehold improvements, net of
   accumulated depreciation and amortization            236           352
Network systems-net                                   9,024         9,263
                                                   --------      --------
     Total Assets                                   $11,140       $11,479
                                                   ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                    $627          $818
   Line of credit with shareholders                   1,465         3,500
   Other current liabilities                          1,089           894
   Current portion of capital lease obligations         110            64
                                                   --------      --------
     Total current liabilities                        3,291         5,276

Capital lease obligations                                19            22

Shareholders' equity:
   Common stock                                          14            13
   Additional paid-in capital                        79,620        76,823
   Accumulated deficit                              (71,804)      (70,655)
                                                    -------      --------
     Total shareholders' equity                       7,830         6,181
                                                   --------      --------
Total Liabilities & Shareholders' Equity            $11,140       $11,479
                                                   ========      ========

See notes to unaudited condensed consolidated financial statements.

                          ARI NETWORK SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except for share data)
                                 (Unaudited)



                                                                Three Months Ended
                                                                    October 31
                                                                    1996       1995

Net revenues:

  Network and other services                                      $1,328     $1,056
  Software and development                                           355         81
                                                               ---------  ---------
Total net revenues                                                 1,683      1,137

Operating Expenses:

  Variable cost of products and services sold (exclusive of depreciation and amortization shown below):

    Network and other services                                       268        207
    Software and development                                         213         16
                                                               ---------  ---------
      Total variable costs of products and services sold             481        223

  Depreciation and amortization                                      528        385

  Network operations                                                 229        223

  Selling, General & Administrative                                1,316      1,089

  Network and product development                                    340        441
                                                               ---------  ---------

Operating expenses before amounts capitalized                      2,894      2,361

  Less capitalized expenses*                                        (152)      (320)

Total net operating expenses                                       2,742      2,041
                                                               ---------  ---------

Operating Loss                                                    (1,059)      (904)

Other expense                                                        (90)       (53)
                                                               ---------  ---------

Net loss                                                        ($ 1,149)   ( $ 957)
                                                               =========  =========

Average common shares outstanding                                 13,726     12,187

Net loss per common share                                        ($0.08)    ($0.08)

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

                          ARI NETWORK SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                   Three Months Ended
                                                       October 31
                                                  --------------------
                                                       1996       1995
                                                  ---------  ---------
Cash flow from operating activities:
  Net loss                                          ($1,149)     $(957)
  Amortization of network system                        391        243
  Depreciation and other amortization                   137        142
  Net change in operating assets                        207        508
  Net change in operating liabilities                     4       (302)
                                                  ---------  ---------

Net cash used in operating activities                  (410)      (366)

Cash flows from investing activities:
  Purchase of equipment and leasehold improvements      (21)        (3)
  Network system costs capitalized                      (93)      (320)
  Other                                                   0          2
                                                  ---------  ---------

Net cash used in investing activities                  (114)      (321)

Cash flows from financing activities:
  Payment of capital lease obligations                  (16)       (19)
  Proceeds from issuance of common stock              2,797          0
  Borrowings (repayments) under line of credit       (2,035)       700
                                                  ---------  ---------

Net cash provided by financing activities               746        681
                                                  ---------  ---------

Net change in cash and cash equivalents                 222         (6)
  Beginning cash and cash equivalents balance           372        236
                                                  ---------  ---------

Ending cash and cash equivalents balance               $594       $230
                                                  =========  =========

Cash paid for interest                                  $90        $56
                                                  =========  =========

Noncash investing and financing activities
Capital lease obligations incurred for:
Network System Equipment                                 59


See notes to unaudited condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                October 31, 1996



1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

2.     NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                   REVENUES

Total revenue for the quarter ended October 31, 1996 increased $546,000 or 48% as compared to the same period last year, representing the third consecutive quarter of year-over-year revenue improvement. Nonrecurring revenues increased 183% as the Company received software license fees from ARISE(TM) and Meppel(TM), its recently released Internet enabled electronic commerce software applications. Recurring revenue increased by 19% over the first quarter last year reflecting a shift in the nature of revenues in the Transportation Industry from nonrecurring file creation and systems analysis fees to recurring maintenance and support fees. Transportation revenue in total increased 115% over the same period last year.

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


                     RECURRING VS. NON-RECURRING REVENUE



                                       Three Months Ended
                                           October 31
                                      --------------------
                                         (In thousands)
                                       1996       1995
                                      ---------  ---------
Recurring Revenue                       $1,117     $  937
Non-recurring Revenue                      566        200
                                      ---------  ---------
  Total revenue                         $1,683     $1,137
                                      =========  =========

Recurring revenue for the quarter ended October 31, 1996 increased $180,000 or 19% as compared to last year. Recurring revenues consist of network traffic fees, maintenance and support fees, transaction fees and subscription fees.
The increase in recurring revenue was primarily due to the initiation of maintenance and support services in the Transportation industry. Recurring revenue represents 66% of total revenue for the quarter ended October 31, 1996, as compared to 82% last year. Management believes the relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to potentially drive future increases in recurring revenue. There can be no assurance that this revenue mix will not fluctuate from quarter to quarter. See "Forward Looking Statements."

Non-recurring revenue for the quarter ended October 31, 1996 increased $366,000 or 183% as compared to last year. Non-recurring revenue is derived from the sale of software and professional services. The increase in non-recurring revenue for the three months ended October 31, 1996 is due to the sales of the Internet enabled Windows(R) sales force automation application, ARISE(TM) and an Internet enabled Windows(R) EDI transaction management product, Meppel(TM), which includes a sales reporting module. ARISE(TM) was released in March, 1996, and Meppel(TM) was released in the first quarter of fiscal 1997. Early feedback indicates the products, which have a contemporary look and feel, as well as many powerful and easy to use capabilities tailored to customers' needs, are being well received.

                           VERTICAL MARKET REVENUE


                          Three Months Ended
      Revenue by              October 31
   Vertical Markets     ----------------------
                            (In Thousands)
                              1996        1995

Agribusiness &
Related Industry
Revenue                     $1,076      $  655

Publishing Revenue             314         311

Transportation Revenue         213          99

Other Revenue                   80          72
                            ------      ------

Total Revenue               $1,683      $1,137
                            ======      ======

Agribusiness and Related Industries

Revenues in this area are derived from network traffic fees, maintenance and support fees, subscription fees, software sales and professional services fees charged to the Company's customers that market outdoor power and agricultural equipment, seed, agricultural chemical and other related products. Agribusiness and related industry revenues represent 64% of total revenue for the three month period ended October 31, 1996, compared to 58% for the same period one year ago. Management believes Agribusiness and related industry revenue will continue to be a significant portion of the total revenue.

Revenues in the Agribusiness Industry for the three month period ending October 31, 1996 increased 64% from $655,000 in fiscal 1996 to $1,076,000 in fiscal
1997. The increases in revenue are due to the sale of the Company's Internet enabled Windows(R) sales force automation application, known as ARISE(TM) and an Internet enabled Windows(R) EDI transaction management product known as Meppel(TM), which includes a sales reporting module. ARISE(TM) was released in March, 1996. ARISE(TM) sales for the first quarter of fiscal 1997 include customization fees for the conversion of Hoffmann La Roche from the Company's DOS product, and software license fees to Pharmacia & Upjohn. Pharmacia & Upjohn is a current customer in the Animal Health market that has committed to conversion from the DOS product to the new ARISE(TM) product. The company expects to realize significant customization revenue from the sale to Pharmacia & Upjohn and other new ARISE(TM) sales during the remainder of the year. As this is a forward looking statement, future actual results may differ. See "Forward Looking Statements." The Company converted approximately one-third of its customers to the Meppel EDI product after its release in first quarter fiscal 1997.

Recurring revenues from the Agribusiness industry, derived from network traffic fees and maintenance and support fees, increased by 4% over last year for the three month period ended October 31. The increase in recurring revenues is a result of more transactions being transmitted over the network by the Company's base of agrichemical and equipment manufacturers and distributors. Network traffic activity increases as a result of increased number of transactions and the addition of new distributors to the network.

The manufacturers in the AgriChemical/Crop Protection sector of Agribusiness Industry have formed a jointly owned company known as "RAPID" to develop an industry-wide Electronic Commerce network. Among its capabilities will be a directory of physical locations and electronic commerce trading partners in the so called "allied industries," which include specialty chemicals, seed, feed, fertilizer, etc., which are not part of the crop protection sector but are closely related to it. The Company and RAPID have reached an understanding in which, with RAPID's endorsement, the Company will create and maintain this new directory ("allied directory") for three years. The Company's creation and maintenance of the allied directory will result in non-recurring revenues from file conversion and recurring revenues from file maintenance. The Company already maintains a similar directory for use in the Crop Protection industry. The plans for the RAPID network also contemplate a PC subscriber interface, communications connectivity, electronic mail, file transfer, bulletin board services, Internet access, EDI/EFT and connectivity to third party value added service providers, such as the Company. EDS has been retained by RAPID to develop the end user software and network. Management believes that the Company has developed a positive relationship with RAPID and that the Company will be able to grow its revenue in the Agribusiness industry. However, there can be no assurance that the Company's relationship with RAPID will be entirely or primarily cooperative rather than competitive. As these are forward looking statements, future actual results may differ. See "Forward Looking Statements."

In July 1996, the Company formed an alliance with Dun & Bradstreet Information Services ("D&B") to market a standard electronic commerce identification number ("EC-ID(TM)") that will allow companies to precisely identify each business location involved in an electronic commerce transaction. The "allied industry" database referred to above will be the first commercial use of the EC-ID(TM). Management expects that the Company will work with D&B to develop the market for this service in other industries based on its initial success in the "allied industry" context. As this is a forward looking statement, actual results may differ. See "Forward Looking Statements."

Publishing Revenue

Revenues in the publishing sector are derived from connect time fees and subscription fees charged to the Company's Newsfinder(R) customers. Newsfinder(R) manages the approximately 20,000 news stories per week output of the Associated Press ("AP"), providing access to some 800 publishers with approximately 1,300 weekly and monthly newspapers. Revenues for the three month period ended October 31, 1996 remain relatively flat at $314,000 compared to
last years' $311,000.   Publishing revenue represents 19% of total revenue for
the three month period ended October 31, 1996, compared to 27% for the comparable period one year ago. Management believes revenue in this industry will be generally flat with last year. As this is a forward looking statement, actual results may differ. See "Forward Looking Statements."

During fiscal 1996, the Company developed an Internet-accessible version of its Newsfinder(R) data management services for newspaper publishers. Management expects the Internet to make access and use of the service faster and easier for Newsfinder(R) customers. In February, 1996, the Company renewed its contract with the AP for an additional five-year period. Under the terms of the contract the Company provides a value-added version of the AP wire service, including the new Internet-accessible version, to non-daily publications.

Transportation and Logistics Revenue

Revenues in the transportation sector are derived from maintenance and support fees, transaction fees and professional service fees charged to the Association of American Railroads for the creation and maintenance of the Customer Identification File. Revenue in the Transportation industry increased 115% over the comparable period last year. Revenue for the three month period ended October 31, 1996 was $213,000 of which $174,000 was recurring revenue for maintenance and support services, compared to $99,000 of primarily non-recurring revenue for the same period last year. Last year's revenue was composed mainly of non-recurring professional services revenue. Transportation industry revenue represents 13% of total revenue for the three month period ended October 31, 1996, compared to 9% for the comparable period one year ago.

Other Revenue

Other revenue is $80,000 for the three month period ended October 31, 1996, which is an increase of 11% from the comparable period last year. The increase is due to customization of the ARISE(TM) product to FIserv, a leading outsource data processing company serving the Banking industry. Management believes that there will continue to be opportunities to provide its products and services outside of its primary vertical markets, which it may elect to pursue on a case-by-case basis. As this is a forward looking statement, actual results may differ. See "Forward Looking Statements."

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited consolidated financial statements.


                                                                       Three Months
                                                                          Ended
                                                                        October 31,
                                                                     ------------------
                                                                       (In thousands)
                                                                      1996        1995
                                                                     ------      ------
Operating expenses:
   Variable cost of products and services sold (exclusive of
      depreciation and amortization shown below)                     $  481      $  223
   Network operations                                                   229         223
   Selling, General & Administrative                                  1,316       1,089
   Network and product development                                      340         441
                                                                     ------      ------
   Gross cash expenses                                                2,366       1,976

   Depreciation and amortization                                        528         385
   Less capitalized expenses                                           (152)       (320)
                                                                     ------      ------
      NET OPERATING EXPENSES                                         $2,742      $2,041
                                                                     ======      ======

Net operating expenses for the three month period ended October 31, 1996 increased 34% from $2,041,000 in fiscal 1996 to $2,742,000 in fiscal 1997. The increase in operating expenses for the three month period is due to increased selling, general and administrative expense, increased amortization expense and increased variable cost of products and services sold as a result of increased revenue. Gross cash expenses for the three months ended October 31, 1996 increased 20% over the comparable period last year as compared to revenue increases of 48%.

The increases in variable cost of products and services sold and selling expense are directly attributable to the increase in sales. Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing and temporary help fees. Temporary help is used by the Company in connection with its database management services. Variable cost of products and services sold as a percentage of revenue were 29% and 20% in the three months
ended October 31, 1996 and 1995, respectively.   Variable cost of products and
services sold as a percentage of revenue will vary by quarter due to the product sales mix. Variable cost of products and services sold as a percentage of revenue was higher compared to last year due to increased software and customization sales which have relatively higher variable costs. Management expects margins in future quarters to be similar to the current quarter as a result of the sales mix of recurring revenue representing approximately two-thirds of revenue and non-recurring revenue representing approximately one-third. As this is a forward looking statement, actual results may differ. See "Forward Looking Statements."

Selling, general and administrative expense for the three month period increased by 21% due to selling and commission expenses incurred in generating the increased revenues as well as payroll and related recruiting fees for new hires. Selling, general and administrative expense was lower last year due to open positions in the areas of sales and administration, including the position of chief executive officer.

For the three months ended October 31, 1996, depreciation and amortization expense increased by 37%, which represents the beginning of amortization for the ARISE(TM) and Meppel(TM) products and other related development projects. These two products did generate revenue from software sales and customization in the three month period ended October 31, 1996. The Company continues to invest in equipment and technology. The cost of these investments has declined as a result of the competitive nature of the environment and the reduced cost to manufacture and maintain the equipment. During the three month period ended October 31,1996, the Company invested in a mainframe upgrade, which has approximately 20% more capacity, is environmentally safer and costs approximately 30% less in ongoing maintenance and utilities compared to the old mainframe.

For the three months ended October 31, 1996, capitalized expenses decreased by 53% due to the completion of the ARISE(TM) and Meppel(TM) core products with the focus of the development staff switching to software customization, which is a variable cost of products and services sold. Customization will continue to be significant; however, because development has started on an Internet enabled Windows(R) electronic commerce application for parts ordering.

Network and software development expenditures for the three month period ended October 31, 1996 have been focused on developing the Company's WINDOWS(R) electronic commerce applications for parts ordering, ARISE(TM) enhancements, and the Internet solution for Newsfinder(R). The sales force automation product, ARISE(TM), was developed internally with tools acquired from a third party. ARISE(TM) can be customized to support a range of information management, information exchange, data base synchronization and other productivity tools for field sales personnel. The EC platform product, Meppel(TM), was developed utilizing third party tools and development staff. The sales reporting application was the first module developed to utilize the new EC platform. Last year's network and software development included expenditures toward the ARISE(TM) product, as well as reengineering the Company's telecommunications management systems to employ TCP/IP INTERNET transport protocols and other INTERNET software standards for electronic commerce services. Management anticipates that network and product development expense and capitalized expenses will increase as a result of the Company investing in development of the Internet enabled Windows(R) electronic commerce application for parts ordering. As this is a forward looking statement, actual results may differ. See "Forward Looking Statements."


                                  OTHER ITEMS

Interest expense for the three months ended October 31, 1996, was $90,000, compared to $53,000 a year ago. The increase in interest expense reflects the Company's use of the credit lines with shareholders to finance operations and development. This expense will fluctuate depending on the use and timing of financing through lines of credit versus additional equity funding.

Net loss for the three month period ended October 31,1996 was higher than last year by $192,000 or 20% due to the following five items: 1) variable cost of products and services sold percentage, including royalty fees and development costs, has increased as a result of one-third of total revenue being generated from non-recurring software and customization sales, 2) selling, general and administrative expenses increased as a result of hiring for positions which were vacant last year, including the CEO and sales reps, 3) ARISE(TM) and Meppel(TM) products were completed and amortization expense is being incurred, 4) capitalization of expenses declined as a result of headcount in the network and product development area being shifted to ARISE(TM) customization projects (accounted for as variable cost of products and services sold) and to maintenance and support projects, and 5) interest expense increased as a result of utilizing the lines of credit with shareholders. Management believes that as revenue growth continues, a greater percentage of the revenue will flow to the bottom line. As this is a forward looking statement, actual results may differ. See "Forward Looking Statements."


                        LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant negative cash flows from its operating activities. However, cash used in operating and investing activities has decreased by 24% for the three month period ended October 31, 1996, as compared to the same period last year. The Company will require significant increases to cover fixed operating costs and to achieve a profitable level of operations. The Company expects to continue to incur operating losses for the current fiscal year ending July 31, 1997 and there can be no assurance that profitability will be achieved thereafter. The Company also expects to continue to incur significant expenditures for software development and network construction and expansion. The Company's software development and network construction and expansion costs and negative cash flow from operations historically have been funded primarily from the sale of securities and currently from the lines of credit with shareholders.

At October 31, 1996, the Company had cash and cash equivalents of approximately $594,000 compared to approximately $372,000 at July 31, 1996. On November 15, 1995 the Company filed a registration statement with the Securities and Exchange Commission for the sale of up to two million shares of the Company's common stock. Between January 31, 1996 and September 13, 1996 all two million shares were sold with net proceeds to the Company of $4,625,000. The proceeds were used to fund operations and repay portions of the outstanding revolving credit lines.

On December 2,1994, the Company executed a Loan Agreement with WITECH Corporation ("WITECH") and QUAESTUS Limited Partnership ("QLP") providing the Company with a $1,500,000 senior secured revolving line of credit facility (the "Senior Line"). Interest on the Senior Line accrued at the rate of 2% over the prime rate. On December 13, 1996, the Senior Line was repaid in full and terminated. In order to repay the $1,465,000 of borrowings under the Senior Line, $1,00,000 was raised by the sale of 444,444 shares of Company common stock to the lenders. The remaining $465,000 was borrowed under the WITECH Line described below.

The Company also has a line of credit with WITECH, (the "WITECH" Line) that has been in place since October 4, 1993. The WITECH Line is in the amount of $1,500,000. On April 20, 1996 the WITECH Line was amended to provide a Bridge Loan of $500,000 accruing at the same rate as the other lines through June 30, 1996, at which time the rate was increased to an annual interest rate of prime plus 6%. The WITECH Line was amended on November 5, 1996, to increase the amount to $2,000,000 and eliminate the Bridge Loan. Interest due on the Bridge Loan was lowered to the prime rate plus 2%, retroactive to August 1, 1996. This interest adjustment has been reflected in the financial statements. The WITECH Line expires on December 31, 1997 (extended from December 31, 1996 by amendment dated November 5, 1996). Under the WITECH Line, the Company has issued a commitment warrant to WITECH for the purchase of up to 500,000 shares of its common stock at a price of $2.00 per share and 100,000 shares of its common stock at a price of $2.25 per share (per amendment dated November 5, 1996). The Company has also issued a usage warrant to WITECH for a maximum of 100,000 shares of its common stock at a price of $2.25 (per amendment dated November 5, 1996). As of December 13, 1996 there was $565,000 of borrowings under the WITECH Line. Borrowings under the WITECH Line were used to pay a portion of the Senior Line and for operating expenses.

The only financial covenant in the Senior Line and the WITECH Line is that the Company must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million (reduced from $6.5 million effective May 3, 1996). The Company has been and is currently, in compliance with the financial covenant in the Agreement and currently expects to comply with such covenant or obtain any required waivers or raise additional equity, if necessary.

The Company will require additional financing during fiscal 1997 in order to meet its requirements for operations and development investments. Management believes that sufficient financing for fiscal 1997 will be available from the sale of additional securities and from additional borrowings from existing shareholders. On a long term basis, management believes that financing for the Company's operations, including capital expenditures, will come principally from cash generated from operations, the sale of additional equity or other third party financing, capital leases, additional borrowings from shareholders and other sources of capital if available. There can be no assurance that these financing arrangements will occur.

                           FORWARD LOOKING STATEMENTS

Certain statements contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of the Company's selected market segments, the positioning of the Company's products in those segments, variations in demand for and cost of customer services and technical support, customer adoption of Internet enabled Windows(R) applications and their willingness to upgrade from DOS versions of software, the Company's ability to establish and maintain strategic alliances, the Company's ability to manage its costs, the Company's ability to manage its business in a rapidly changing environment, the Company's ability to finance capital investments, and the Company's ability to implement its acquisition strategy to increase growth.

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

Non-recurring revenue is also difficult to estimate. This revenue is generated from software license fees, customized development and related professional services. License fee revenue is based on contracts signed and product delivered within the quarter. Non-recurring revenue is impacted by the time required to close large license fee and development agreements, which cannot be predicted with any certainty due to customer requirements and decision making processes.

Although the Company has recently introduced and plans to expand its Internet enabled Windows(R) portfolio of products, the marketplace is highly competitive and there can be no assurance that a customer will select the Company's software and services over that of a competitor. The environment in which the Company competes is characterized by rapid technological changes, dynamic customer demands, and frequent product enhancements and product introductions. The Company's current and potential competitors have greater financial, technical, sales, marketing and advertising resources than the Company. The widespread acceptance of the Internet may increase the usage of the Company's product applications but exert pressures on the network traffic revenue.

                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company held its 1996 Annual Meeting of Shareholders on December 3, 1996.

     (b) Votes cast for the election of three directors to serve until the 1999 Annual Shareholder's Meeting were as follows:


    William H. Alverson          Francis Brzezinski             Eric P. Robison
For              11,430,676  For              11,430,676  For              11,430,676
Against             449,615  Against             449,615  Against             449,615
Withheld                  0  Withheld                  0  Withheld                  0
Abstain                   0  Abstain                   0  Abstain                   0
Broker Non-Vote           0  Broker Non-Vote           0  Broker Non-Vote           0

Votes cast to amend the Company's Stock Option Plan to increase the number of shares available for issuance from 120,000 to 300,000, to decrease the number of shares granted for attendance at Board meetings from 1,500 to 1,000 and the number of shares granted for attendance at Committee meetings from 500 to 350, to provide authority to Board to grant additional options to directors and to extend term of option beyond the expiration of the director's tenure on the Board were as follows:


                          For              11,130,554
                          Against             458,522
                          Withheld                  0
                          Abstain              29,814
                          Broker Non-Vote     261,401

Votes cast to amend the Company's Incentive Stock option Plan to increase the number of shares available for issuance from 1,500,000 to 2,000,000, to provide that all employees of the Company are eligible to receive options under the plan and to increase the number of shares that can be granted to any individual employee in a single year from 250,000 to 350,000 were as follows:


                          For              9,403,258
                          Against          2,186,718
                          Withheld                 0
                          Abstain             28,914
                          Broker Non-Vote    261,401

Votes cast to ratify the appointment of Ernst & Young LLP as the Company's auditors for the year ending July 31, 1997 were as follows:

                          For             11,855,740
                          Against             21,901
                          Withheld                 0
                          Abstain              2,650
                          Broker Non-Vote          0


ITEM 5.  OTHER INFORMATION

On October 8, 1996, the Board of Directors accepted the resignation of Mr. Mitchell Fromstein and Mr. Gerald Kahn as directors of the Company, effective October 9, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     (a)  10.1   Amendment Number 9 to Loan Agreement for Extension dated
                 November 5, 1996

          10.2 Stock Purchase and Termination of Loan Amendment dated December 13, 1996

          10.3   Amended Director Stock Option Plan dated October 8, 1996

          10.4   Amended Incentive Stock Option Plan dated October 8, 1996

     (b) No reports on Form 8K were filed during the quarter for which this report was filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ARI Network Services, Inc.
                                   (Registrant)



Date:  December 13, 1996                 /s/ Brian E. Dearing
                                   -------------------------------------------
                                   Brian E. Dearing, President & CEO


Date:  December 13, 1996                /s/ Lynn M. Hafemeister
                                   --------------------------------------------
                                   Lynn M. Hafemeister, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)