Form 10-Q
period 1997-01-31
ARI NETWORK SERVICES INC /WI
filed 1997-03-14
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                               ------------  ------------

Commission file number 000-19608

                           ARI Network Services, Inc.

            (Exact name of registrant as specified in its charter.)


           WISCONSIN                                    39-1388360
-------------------------------                 -------------------------
(State or other jurisdiction of                 (IRS Employer Identification
 incorporation or organization)                  No.)



              330 E. Kilbourn Avenue, Milwaukee, Wisconsin  53202
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 10, 1997.

Common Stock, Par Value $.001 Per Shares 14,763,906 Shares Outstanding

                           ARI NETWORK SERVICES, INC.

                                   FORM 10-Q

                  FOR THE THREE MONTHS ENDED January 31, 1997

                                     INDEX





PART I - FINANCIAL INFORMATION
                                                                           Page

Item 1       Financial statements                                          3-6

             Condensed consolidated balance sheets - January 31, 1997 and    3
             July 31, 1996.

             Condensed consolidated statements of operations for the three   4
             and six months ended January 31, 1997 and 1996.

             Condensed consolidated statements of cash flows for the six     5
             months ended January 31, 1997 and 1996.

             Notes to unaudited condensed consolidated financial             6
             statements.

Item 2   Management's discussion and analysis of financial condition and   7-13
         results of operations.


PART II - OTHER INFORMATION           None





Signatures                                                                    13

                           ARI NETWORK SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                 January 31          July 31
                                                                                    1997               1996
                                                                                 (Unaudited)        (Audited)
                                                                                 -----------        ---------

 ASSETS
 ------
 Current assets:
   Cash and cash equivalents                                                     $     84           $     372
   Accounts receivable                                                              1,239               1,306
   Prepaid expenses                                                                   148                 186
                                                                                 --------           ---------

      Total current assets                                                          1,471               1,864

Equipment & leasehold improvements, net of
   accumulated depreciation and amortization                                          289                 352
Network systems-net                                                                 8,817               9,263
Other Assets                                                                          413                   0
                                                                                 --------           ---------
      Total Assets                                                               $ 10,990           $  11,479
                                                                                 ========           =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 -------------------------------------

 Current liabilities:
   Accounts payable                                                              $    487           $     818
   Line of credit with shareholders                                                   870               3,500
   Other current liabilities                                                        1,379                 894
   Current portion of capital lease obligations                                        95                  64
                                                                                 --------           ---------

      Total current liabilities                                                     2,831               5,276

Capital lease obligations                                                              19                  22

Shareholders' equity:
   Common stock                                                                        15                  13
   Additional paid-in capital                                                      80,860              76,823
   Accumulated deficit                                                            (72,735)            (70,655)
                                                                                 --------           ---------

     Total shareholders' equity                                                     8,140               6,181
                                                                                 --------           ---------

 Total Liabilities & Shareholders' Equity                                        $ 10,990           $  11,479
                                                                                 ========           =========


See notes to unaudited condensed consolidated financial statements.

                           ARI NETWORK SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except for share data)
                                  (Unaudited)


                                                                            Three Months              Six Months
                                                                               Ended                    Ended
                                                                             January 31               January 31
                                                                          1997        1996          1997        1996
 Net revenues:

     Network and other services                                         $1,126        $921        $2,454      $1,977
     Software and development                                              539         155           894         236
                                                                        ------      ------       -------     -------
        Total net revenues                                               1,665       1,076         3,348       2,213

 Operating Expenses:

     Variable cost of products and services sold (exclusive of depreciation and amortization shown below):

         Network and other services                                        306         211           574         418
         Software and development                                          158          34           371          50
                                                                        ------      ------       -------     -------

            Total variable costs of products and services sold             464         245           945         468

      Depreciation and amortization                                        465         387           993         772

      Network operations                                                   258         215           487         438

      Selling, General & Administrative                                  1,203       1,193         2,519       2,282

      Network and product development                                      365         500           705         941
                                                                        ------      ------       -------     -------
 Operating expenses before amounts capitalized                           2,755       2,540         5,649       4,901

      Less capitalized expenses*                                          (184)       (345)         (336)       (665)
                                                                        ------      ------       -------     -------
 Total net operating expenses                                            2,571       2,195         5,313       4,236
                                                                        ------      ------       -------     -------
 Operating Loss                                                           (906)     (1,119)       (1,965)     (2,023)

 Other expense                                                             (25)        (74)         (115)       (127)
                                                                        ------      ------       -------     -------
 Net loss                                                               ($ 931)    ($1,193)      ($2,080)    ($2,150)
                                                                        ======     =======       =======     =======
 Average common shares outstanding                                      14,555      12,188        14,172      12,187

 Net loss per common share                                              ($0.06)     ($0.10)       ($0.15)     ($0.18)

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

                           ARI NETWORK SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                              JANUARY 31
                                                                                              ----------
                                                                                         1997           1996
                                                                                         ----           ----
 Cash flow from operating activities:
     Net loss                                                                         ($2,080)      $ (2,150)
     Amortization of network system                                                       782            491
     Depreciation and other amortization                                                  211            281
     Net change in operating assets                                                       139            518
     Net change in operating liabilities                                                  (86)           220
                                                                                     --------       --------

 Net cash used in operating activities                                                 (1,034)          (640)

 Cash flows from investing activities:
    Purchase of equipment and leasehold improvements                                      (82)            (7)
    Network system costs capitalized                                                     (336)          (665)
    Other                                                                                  10              5
                                                                                    ---------       --------
 Net cash used in investing activities                                                   (408)          (667)

 Cash flows from financing activities:
    Payment of capital lease obligations                                                   (3)           (35)
    Proceeds from issuance of common stock                                              2,787            127
    Borrowings (repayments) under line of credit                                       (1,630)         1,600
                                                                                    ---------       --------

 Net cash provided by financing activities                                              1,154          1,692
                                                                                    ---------       --------

 Net change in cash and cash equivalents                                                 (288)           385
    Beginning cash and cash equivalents balance                                           372            236
                                                                                   ----------       --------

 Ending cash and cash equivalents balance                                                $ 84           $621
                                                                                   ==========       ========
 Cash paid for interest                                                                  $115           $132
                                                                                   ==========       ========

 Noncash investing and financing activities
 Capital lease obligations incurred for:
    Network system equipment                                                               71              0
 Common stock issued for acquisition                                                      252              0
 Common stock issued to repay line of credit                                            1,000              0



See notes to unaudited condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                January 31, 1997



1.        BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

2.        NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                    REVENUES

Total revenue for the quarter ended January 31, 1997 increased $589,000 or 55% compared to the same period last year, representing the fourth consecutive quarter of year-over-year revenue improvement. Two thirds of the increase was due to improvements in non-recurring revenues which increased 188% compared to the same period last year as the Company increased sales of both software licenses and customization services.

The Company has projected that, based on current trends, revenue for the year ending July 31, 1997 will be between $7.0 and $8.0 million. See "Forward Looking Statements."

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


                      RECURRING VS. NON-RECURRING REVENUE


                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JANUARY 31               JANUARY 31
                                                            ----------               ----------
                                                          (IN THOUSANDS)           (IN THOUSANDS)



                                                          1997         1996         1997         1996
                                                          ----         ----         ----         ----
            Recurring Revenue                          $ 1,063      $   867      $ 2,181      $ 1,817
            Non-recurring Revenue                          602          209        1,167          396
               Total revenue                           -------      -------      -------      -------
                                                       $ 1,665      $ 1,076      $ 3,348      $ 2,213
                                                       =======      =======      =======      =======



Recurring revenues for the three and six month periods ended January 31, 1997 were $1,063,000 and $2,181,000, respectively, which represented increases of
23% and 20% from the comparable periods last year.   Recurring revenues consist
of network traffic fees, maintenance and support fees, transaction fees and subscription and license renewal fees. The year-to-year increase in recurring revenue was primarily due to maintenance and support fees in the Agribusiness and Related Industries and the Transportation Industry. Recurring revenues represented 64% and 65%, respectively, of total revenue for the three and six month periods ended January 31, 1997 compared to 81% and 82% for the same periods last year. The lower percentage of recurring revenues was due to an increase in non-recurring revenue from sales of the Company's new Internet-enabled electronic commerce software applications and customization services. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix is likely to fluctuate from quarter to quarter. See "Forward Looking Statements."

Non-recurring revenues for the three and six month periods ended January 31, 1997 were $602,000 and $1,167,000, respectively, which represented increases of 188% and 195% from the comparable periods last year. Non-recurring revenue is derived from the sale of software and professional services both of which increased during the period ended January 31, 1997. The increase was primarily in the Agribusiness and Related Industries.

                            VERTICAL MARKET REVENUE

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JANUARY 31                JANUARY 31
                                       REVENUE BY                  ------------------         ----------------
                                    VERTICAL MARKETS               (IN THOUSANDS)              (IN THOUSANDS)
                                                                    1997           1996         1997        1996
                               Agribusiness & Related
                               Industries                        $ 1,103       $    553      $ 2,179     $ 1,207
                               Publishing Industry                   300            307          614         618
                               Transportation Industry               220            153          433         251
                               Other                                  42             63          122         137
                                                                 -------      ---------      -------    --------
                               Total Revenue                     $ 1,665        $ 1,076      $ 3,348     $ 2,213
                                                                 =======        =======      =======     =======


Agribusiness and Related Industries

The Agribusiness and Related Industries include several vertical markets some of which are made up of one or more sub markets. The principal verticals included in Agribusiness and Related Industries are agricultural and specialty chemicals, feed, seed, outdoor power equipment, outboard marine and recreational vehicles. Revenues from the Agribusiness and Related Industries are derived from network traffic fees, maintenance and support fees, subscription fees, software sales and professional services fees. Revenues derived from the sale of PLUS1(R), the Company's newly acquired electronic parts cataloging software, are included in the Agribusiness and Related Industries revenues. See "Other Items." Revenues from Agribusiness and Related Industries represented 66% and 65% of total revenue for the three and six month periods ended January 31, 1997, compared to 51% and 55% for the same periods last year. Management believes that revenues from Agribusiness and Related Industries will continue to be a significant portion of the Company's total revenue.

Revenues in the Agribusiness and Related Industries for the three and six month periods ended January 31, 1997 were $1,103,000 and $2,179,000, respectively, which represented increases of 99% and 81% from the comparable periods last year. The increases in revenue were primarily due to the sale and customization of the Company's software products. Revenue from ARISE(TM) , the Company's Internet-enabled salesforce automation application, for the six months ended January 31, 1997 included customization fees for the conversion of Roche Vitamins, Inc. from the Company's DOS product, and software license fees and customization fees from the animal health pharmaceuticals division of Pharmacia & Upjohn. The Company expects to realize significant customization revenues from these contracts during the remainder of the year. See "Forward Looking Statements." Revenue from Meppel(TM), the Company's Internet-enabled EDI application, for the three months ended January 31,1997 included software licenses and customization fees from Wilfarm, a major distributor of crop protection chemicals.

Recurring revenues in the Agribusiness and Related Industries for the three and six month periods ended January 31,1997 were $559,000 and $1,156,000, respectively, which represented increases of 39% and 18% from the comparable periods last year. The increases in recurring revenues resulted from more transactions being transmitted over the Company's network and an increase in the Company's base of manufacturers, distributors and dealers leading to more recurring maintenance and subscription fees.

Some of the manufacturers in the AgriChemical/Crop Protection sector of Agribusiness industry have formed a jointly owned company known as "RAPID" to promote Electronic Commerce within the industry. Among RAPID's projects is the development of a directory of physical locations and electronic commerce trading partners in the "allied industries," which include crop protection and specialty chemicals, seed, feed and fertilizer. The Company and RAPID have reached an understanding pursuant to which, with RAPID's endorsement, the Company has created and will maintain this new directory ("allied directory") for three years. The Company's creation and maintenance of the allied directory will result in non-recurring revenues from file conversion and recurring revenues from file maintenance. See "Forward Looking Statements."

In July 1996, the Company formed an alliance with Dun & Bradstreet Information Services ("D&B") to market a standard electronic commerce identification number ("EC-ID(TM)") that will allow companies to precisely identify each business location involved in an electronic commerce transaction. The allied industry database referred to above will be the first commercial use of the EC-ID(TM) . Management expects that the Company will work with D&B to develop the market for this service in other industries based on its initial success in the allied industry. See "Forward Looking Statements."

Publishing Industry

Revenues in the Publishing Industry are derived from recurring connect time fees and non-recurring subscription fees charged to the Company's Newsfinder(R) customers. Newsfinder(R) manages the approximately 20,000 news stories per week output of the Associated Press ("AP"), providing access to some 800 publishers with approximately 1,300 weekly and monthly newspapers. Revenues in the Publishing Industry for the three and six month periods ended January 31, 1997 were $300,000 and $614,000 respectively, compared to $307,000 and $618,000
for the same period last year.   Publishing revenue represented 18% of total
revenue for the six month period ended January 31, 1997, compared to 28% for the comparable period last year. Management believes that revenues in this industry, more than 85% of which are recurring, will continue at approximately the same level as last year for the remainder of fiscal 1997. See "Forward Looking Statements."

Transportation Industry

Revenues in the Transportation Industry are derived from maintenance and support fees, transaction fees and professional service fees charged to the Association of American Railroads for the creation and maintenance of the Customer Identification File. Revenues in the Transportation Industry for the three and six month periods ended January 31, 1997 were $220,000, and $433,000, respectively, which represented increases of 44% and 73% from the comparable periods last year. The improvement in revenue for the six months ended January 31, 1997 were primarily due to increases in recurring maintenance and support fees. Management expects revenue in this industry to continue at approximately the level it was during the quarter ended January 31, 1997 for the last two quarters of fiscal 1997. See "Forward Looking Statements." Transportation Industry revenue represents 13% of total revenue for the three and six month periods ended January 31, 1997 compared to 14% and 11% for the comparable periods last year.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited consolidated financial statements.

                                                                                THREE MONTHS             SIX MONTHS
                                                                                   ENDED                    ENDED
                                                                                JANUARY 31               JANUARY 31
                                                                                -----------              ----------
                                                                               (IN THOUSANDS)          (IN THOUSANDS)

                                                                              1997        1996         1997         1996
                                                                              ----        ----         ----         ----

          Operating expenses:
            Variable cost of products and services sold (exclusive of
              depreciation and amortization shown below)                   $   464     $   245      $   945      $   468
            Network operations                                                 258         215          487          438
            Selling, General & Administrative                                1,203       1,193        2,519        2,282
            Network and product development                                    365         500          705          941
                                                                           -------     -------      -------      -------

            Gross cash expenses                                              2,290       2,153        4,656        4,129



            Depreciation and amortization                                      465         387          993          772
            Less capitalized expenses                                         (184)       (345)        (336)        (665)
                                                                           -------     -------      -------      -------


              NET OPERATING EXPENSES                                       $ 2,571    $  2,195      $ 5,313      $ 4,236
                                                                           =======    ========      =======      =======




Net operating expenses for the three and six month periods ended January 31, 1997 increased 17% and 25%, respectively, over the comparable periods last year mainly due to increased amortization expense and variable cost of products and services sold. Gross cash expenses for the three and six month periods ended January 31, 1997 increased 6% and 13%, respectively, over the comparable periods last year.

The increases in variable cost of products and services sold and selling expense are directly attributable to the increase in sales. Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing, customization labor and temporary help fees. Temporary help is used by the Company in connection with its database management services. Variable cost of products and services sold as a percentage of revenue for the three and six month periods ended January 31, 1997 were 28% each, compared to 23% and 21%, respectively, for the same periods last year. Variable cost of products and services sold as a percentage of revenue will vary by quarter due to the product sales mix. Variable cost of products and services sold as a percentage of revenue was higher compared to last year due to increased software and customization sales, which have relatively higher variable costs and to the variable costs associated with the maintenance of the Transportation Industry database which first went into production in December of fiscal 1996. Management expects margins in future quarters to be generally similar to the current quarter assuming a sales mix of two-thirds recurring revenue and one-third non-recurring revenue. See "Forward Looking Statements."

Selling, general and administrative expenses for the three month period ended January 31, 1997 remained essentially the same as last year despite a 55% increase in revenue. Selling, general and administrative expenses for the six month period ended January 31, 1997 increased 10% over the same period last year as the Company filled open positions in sales and administration and paid higher commissions and selling expenses as a result of the increase in revenues. During the quarter ended January 31, 1997, the Company negotiated a five year extension of its lease at a savings of 35% over the rental rate in its previous lease.

For the three and six month periods ended January 31, 1997, depreciation and amortization expense increased by 20% and 29%, respectively, over the same periods last year because the Company began to amortize ARISE(TM), Meppel(TM) and other related development projects. The Company continues to invest in equipment and technology; however the cost of these investments has declined as a result of the competitive nature of the environment and the reduced cost to manufacture and maintain the equipment. During the first quarter of fiscal 1997, the Company invested in a mainframe upgrade, increasing capacity and significantly reducing anticipated future operating costs. See "Forward Looking Statements."

For the three months ended January 31, 1997, capitalized expenses decreased by 47% compared to the same period last year due to the completion of the ARISE(TM) and Meppel(TM) core products and the focus of the development staff shifting to software customization, which is a variable cost of products and services sold. Management anticipates that capitalized expenses will increase as a result of the Company investing in development of Tradewind(TM), the Company's Internet-enabled electronic commerce parts ordering application and its Windows based, Internet-enabled version of PLUS1(R). See "Forward Looking Statements."

Network and software development expenditures for the six month period ended January 31, 1997 were primarily attributable to the development of Tradewind(TM) and certain enhancements made to ARISE(TM), the Company's salesforce automation software. Last year's network and software development included development expenses attributable to ARISE(TM) and the re-engineering of the Company's telecommunications management systems to employ TCP/IP Internet transport protocols and other Internet software standards for electronic commerce services. Management anticipates that network and product development expense and capitalized expenses will increase during the remainder of fiscal 1997 as a result of the Company's continued investment in Internet-enabled electronic commerce applications. See "Forward Looking Statements."

                                  OTHER ITEMS


Interest expense for the three months ended January 31, 1997 was $25,000, compared to $74,000 last year. The decrease in interest expense reflects the Company's conversion of the credit lines with shareholders to stock. See "Liquidity and Capital Resources." Interest expense will fluctuate depending on the use and timing of financing through lines of credit versus additional equity funding.

Net loss for three month period ended January 31,1997 has decreased by 22% or $262,000 compared to the same period last year. Management believes that, based on current trends, the Company will achieve break-even operating results in the quarter ending July 31, 1998. See "Forward Looking Statements."

Management is pursuing a strategy of supplementing its internal growth with strategic and synergistic acquisitions. On November 4, 1996, the Company completed the acquisition of cd\*.IMG, Inc. ("CDI") in a stock for stock transaction. CDI was in the business of publishing electronic catalogs and the software that an end user needs to read the catalogs. CDI had the parts catalogs of over 20 manufacturers in the Outdoor Power Equipment, Outboard Marine and Recreational Vehicle industries. Its customer base included Toro, Artco, Kohler, Tecumseh, Mercury Marine, Harley Davidson and Outboard Marine Corporation. CDI's operations have been consolidated into the Company's. Other current liabilities for the period ended January 31, 1997 included $187,000 of unearned maintenance fees attributable to the acquisition of CDI. As a result of the acquisition, the Company also recognized goodwill in the amount of $434,000 which is being amortized over a five year period. The acquisition of CDI has not otherwise had a material effect on the Company's current financial position.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating and investing activities has increased by 10% or $135,000 for the six month period ended January 31, 1997, as compared to the same period last year primarily due to changes in net operating assets and liabilities. Net cash used in operating and investing activities excluding changes in operating assets and liabilities improved 27% from $2,045,000 for the six months ended January 31, 1996 to $1,495,000 for the same period during fiscal 1997. The difference in changes in operating assets for the period ended January 31, 1997 compared to January 31, 1996 was attributed primarily to the timing of cash receipts and disbursements. The Company expects to continue to incur operating losses for the current fiscal year ending July 31, 1997 and there can be no assurance that profitability will be achieved thereafter. Management believes that, based on current trends, the Company will achieve break-even operating results in the quarter ended July 31, 1998. See "Forward
Looking Statements."   The Company also expects to continue to incur
significant expenditures for software development and network construction and expansion. The Company's software development and network construction and expansion costs and negative cash flow from operations historically have been funded primarily from the sale of securities and currently from the lines of credit with shareholders.

At January 31, 1997, the Company had cash and cash equivalents of approximately $84,000 compared to approximately $372,000 at July 31, 1996. During the six months ended January 31, 1997, the Company raised $2,787,000 from the sale of common stock. The proceeds were used to fund operations and repay portions of the outstanding revolving credit lines.

On December 2,1994, the Company executed a Loan Agreement with WITECH Corporation ("WITECH") and QUAESTUS Limited Partnership ("QLP") providing the Company with a $1,500,000 senior secured revolving line of credit facility (the "Senior Line"). Interest on the Senior Line accrued at the rate of 2% over the prime rate. On December 13, 1996, the Senior Line was repaid in full and terminated. Of the $1,465,000 outstanding under the Senior Line at December
13, 1996, $1,000,000 was repaid by conversion of the amount owed into shares of the Company's common stock at a rate of $2.25 per share. The remaining $465,000 was borrowed under the WITECH Line described below and repaid to the lenders under the Senior Line.

The Company also has a line of credit with WITECH, (the "WITECH" Line) that has been in place since October 4, 1993. The WITECH Line is currently in the amount of $2,000,000. Interest due on the WITECH Line is at the rate of prime plus 2%. The WITECH Line expires on December 31, 1997. Under the WITECH Line, the Company has issued a commitment warrant to WITECH for the purchase of up to 500,000 shares of its common stock at a price of $2.00 per share and 100,000 shares of its common stock at a price of $2.25 per share pursuant to an amendment dated November 5, 1996. The Company has also issued a usage warrant to WITECH for a maximum of 100,000 shares of its common stock at a price of $2.25. As of March 10, 1997 there was $1,205,000 of borrowings outstanding under the WITECH Line.

The only financial covenant in the WITECH Line is that the Company must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million. The Company has been, and is currently, in compliance with the financial covenant in the Agreement and currently expects to comply with such covenant or obtain any required waivers or raise additional equity, if necessary.

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



None.




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ARI Network Services, Inc.
                                         (Registrant)




Date:    March 13, 1997
                                          /s/ Brian E. Dearing
                                         -------------------------------
                                         Brian E. Dearing,
                                         President & CEO (and acting CFO)