Form 10-Q/A
period 1997-01-31
ARI NETWORK SERVICES INC /WI
filed 1997-05-06
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to ______________

Commission file number 000-19608

                           ARI Network Services, Inc.
                           --------------------------

            (Exact name of registrant as specified in its charter.)


        WISCONSIN                                         39-1388360
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              330 E. Kilbourn Avenue, Milwaukee, Wisconsin  53202
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

          YES__X__                                      NO_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 10, 1997.

Common Stock, Par Value $.001 Per Shares 14,763,906 Shares Outstanding

This filing is being made to include Exhibit 27, Finacial Data Schedule which was inadvertently omitted from the original filing.




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ARI Network Services, Inc.
                                               (Registrant)


Date:    May 5, 1997                              /s/ Brian E. Dearing
                                               --------------------------------
                                               Brian E. Dearing, President &
                                               CEO (and acting CFO)

                                 EXHIBIT INDEX

Exhibit                                                         Sequentially
Number                    Description                           Numbered Page
-------                   -----------                           -------------

 27               Financial Data Schedule