Form 10-Q
period 1997-04-30
ARI NETWORK SERVICES INC /WI
filed 1997-06-12
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    -------------------------
Commission file number 000-19608

                           ARI Network Services, Inc.
                           --------------------------

            (Exact name of registrant as specified in its charter.)


     WISCONSIN                                         39- 1388360
--------------------------------             ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


              330 E. Kilbourn Avenue, Milwaukee, Wisconsin  53202
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

   YES  X                                              NO
      ----                                                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1997.

Common Stock, Par Value $.001 Per Shares 14,763,906 Shares Outstanding

                           ARI NETWORK SERVICES, INC.

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED April  30, 1997

                                     INDEX





PART I - FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item 1       Financial statements                                                      3-6

                 Condensed consolidated balance sheets - April 30, 1997                3
                 and July 31, 1996.

                 Condensed consolidated statements of operations for the               4
                 three and nine months ended April 30, 1997 and 1996.

                 Condensed consolidated statements of cash flows for the               5
                 nine months ended April 30, 1997 and 1996.

                 Notes to unaudited condensed consolidated financial statements.       6

Item 2       Management's discussion and analysis of financial condition and           7-13
             results of operations.

PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K


Signatures                                                                             13

                           ARI NETWORK SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                        April 30       July 31
                                                                                           1997          1996
                                                                                       (Unaudited)    (Audited)
                                                                                      ------------   -----------
 ASSETS
 ------

 Current assets:
   Cash and cash equivalents                                                            $   250        $    372
   Accounts receivable                                                                    1,259           1,306
   Prepaid expenses                                                                         151             186
                                                                                        -------        --------

      Total current assets                                                                1,660           1,864

 Equipment & leasehold improvements, net of
   accumulated depreciation and amortization                                                251             352
 Network systems-net                                                                      8,844           9,263
 Other Assets                                                                               391               0
                                                                                        -------         -------

      Total Assets                                                                      $11,146         $11,479
                                                                                        =======         =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 -------------------------------------

 Current liabilities:
   Accounts payable                                                                     $   857         $   818
   Line of credit with shareholders                                                       1,715           3,500
   Other current liabilities                                                              1,232             894
   Current portion of capital lease obligations                                              95              64
                                                                                        -------         -------

      Total current liabilities                                                           3,899           5,276

 Capital lease obligations                                                                   16              22

 Shareholders' equity:
   Common stock                                                                              15              13
   Additional paid-in capital                                                            80,860          76,823
   Accumulated deficit                                                                  (73,644)        (70,655)
                                                                                        -------         -------

      Total shareholders' equity                                                          7,231           6,181
                                                                                        -------         -------

 Total Liabilities & Shareholders' Equity                                               $11,146         $11,479
                                                                                        =======         =======


See notes to unaudited condensed consolidated financial statements.

                           ARI NETWORK SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except for share data)
                                  (Unaudited)


                                                                          Three Months              Nine Months
                                                                             Ended                     Ended
                                                                           April 30                   April 30
                                                                         1997        1996          1997        1996
 Net revenues:
     Network and other services                                         $1,240     $ 1,208       $ 3,694     $ 3,185
     Software and development                                              466         199         1,360         435
                                                                        ------     -------       -------     -------
        Total net revenues                                               1,706       1,407         5,054       3,620

 Operating Expenses:
      Variable cost of products and services sold (exclusive of
      depreciation and amortization shown below):
         Network and other services                                        292         242           866         660
         Software and development                                          170         105           541         155
                                                                        ------     -------       -------     -------
            Total variable costs of products and services sold             462         347         1,407         815

      Depreciation and amortization                                        421         476         1,414       1,248
      Network operations                                                   253         218           740         656
      Selling, General & Administrative                                  1,277       1,239         3,796       3,521
      Network and product development                                      548         463         1,253       1,404
                                                                        ------     -------       -------     -------
 Operating expenses before amounts capitalized                           2,961       2,743         8,610       7,644
      Less capitalized expenses*                                          (384)       (374)         (720)     (1,039)
                                                                        ------     -------       -------     -------
 Total net operating expenses                                            2,577       2,369         7,890       6,605
                                                                        ------     -------       -------     -------
 Operating Loss                                                           (871)       (962)       (2,836)     (2,985)
 Other expense                                                             (38)        (64)         (153)       (191)
                                                                        -------    -------       -------     -------
 Net loss                                                               ($ 909)    ($1,026)      ($2,989)    ($3,176)
                                                                        =======    =======       =======     =======
 Average common shares outstanding                                      14,764      12,699        14,325      12,355
 Net loss per common share                                              ($0.06)     ($0.08)       ($0.21)     ($0.26)

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

                           ARI NETWORK SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                            NINE MONTHS ENDED
                                                                                                 APRIL 30
                                                                                                 --------
                                                                                         1997           1996
                                                                                         ----           ----
 Cash flow from operating activities:
   Net loss                                                                           ($2,989)      $ (3,176)
   Amortization of network system                                                       1,161            836
   Depreciation and other amortization                                                    253            412
   Net change in operating assets                                                         116            315
   Net change in operating liabilities                                                    137           (155)
                                                                                      -------       --------

 Net cash used in operating activities                                                 (1,322)        (1,768)

 Cash flows from investing activities:
   Purchase of equipment and leasehold improvements                                       (86)           (10)
   Network system costs capitalized                                                      (720)        (1,039)
   Other                                                                                   10              4
                                                                                      -------       --------
 Net cash used in investing activities                                                   (796)        (1,045)

 Cash flows from financing activities:
   Payment of capital lease obligations                                                    (6)           (52)
   Proceeds from issuance of common stock                                               2,787          1,364
   Borrowings (repayments) under line of credit                                          (785)         1,600
                                                                                      -------       --------

 Net cash provided by financing activities                                              1,996          2,912
                                                                                      -------       --------

 Net change in cash and cash equivalents                                                 (122)            99
   Beginning cash and cash equivalents balance                                            372            236
                                                                                      -------       --------

 Ending cash and cash equivalents balance                                                $250           $335
                                                                                      =======       ========

 Cash paid for interest                                                                  $153           $190
                                                                                      =======       ========

 Noncash investing and financing activities
  Capital lease obligations incurred for:
     Network system equipment                                                              71              0
   Common stock issued for acquisition                                                    252              0
   Common stock issued to repay line of credit                                          1,000              0



See notes to unaudited condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 30, 1997



1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1996.

2.       NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                    REVENUES

Total revenue for the quarter ended April 30, 1997 increased $299,000 or 21% compared to the same period last year, representing the fifth consecutive quarter of year-over-year revenue improvement. For the nine month period ended April 30, 1997, total revenue increased $1,434,000 or 40% over the same period last year. Management projects that, based on current trends, revenue for the year ending July 31, 1997 will be approximately $7.0 million. See "Forward Looking Statements."

The Company has a strategy of building a sustainable recurring revenue stream in selected vertical markets for each of its primary services. Accordingly, the Company reviews its revenue by two distinct classifications: recurring versus non-recurring revenue and revenue by vertical market.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company's unaudited consolidated financial statements.


                      RECURRING VS. NON-RECURRING REVENUE


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          APRIL 30                  APRIL 30
                                                          --------                  --------
                                                        (IN THOUSANDS)            (IN THOUSANDS)
                                                     1997           1996        1997       1996
                                                     ----           ----        ----       ----
Recurring Revenue                                   $ 1,203       $ 1,008       $ 3,383   $ 2,812
Non-recurring Revenue                                   503           399         1,671       808
                                                    -------       -------       -------   -------
  Total revenue                                     $ 1,706       $ 1,407       $ 5,054   $ 3,620
                                                    =======       =======       =======   =======

Recurring revenues for the three and nine month periods ended April 30, 1997 were $1,203,000 and 3,383,000, respectively, which represented increases of 19%
and 20% from the comparable periods last year.   Recurring revenues consist of
network traffic fees, maintenance and support fees, transaction fees and subscription and license renewal fees. The year-to-year increase in recurring revenue was primarily due to maintenance and support fees in the Agribusiness and Related Industries and the Transportation Industry. Recurring revenues represented 71% and 67%, respectively, of total revenue for the three and nine month periods ended April 30, 1997 compared to 72% and 78% for the same periods last year. The lower percentage of recurring revenues was due to an increase in non-recurring revenue from sales of the Company's new Internet-enabled electronic commerce software applications and customization services. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix is likely to fluctuate from quarter to quarter. See "Forward Looking Statements."

Non-recurring revenues for the three and nine month periods ended April 30, 1997 were $503,000 and $1,671,000, respectively, which represented increases of 26% and 107% from the comparable periods last year. Non-recurring revenue is derived from the sale of software and professional services both of which increased during the period ended April 30, 1997. The increase was in the Agribusiness and Related Industries.

                            VERTICAL MARKET REVENUE

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  APRIL 30                  APRIL 30
               REVENUE BY                         --------                  --------
             VERTICAL MARKETS                  (IN THOUSANDS)            (IN THOUSANDS)
                                           1997             1996         1997        1996
         Agribusiness & Related
         Industries                        $ 1,164        $   810      $ 3,380     $ 2,016
         Publishing Industry                   316            307          930         925
         Transportation Industry               187            187          620         439
         Other                                  39            103          124         240
                                           -------        -------      -------     -------
         Total Revenue                     $ 1,706        $ 1,407      $ 5,054     $ 3,620
                                           =======        =======      =======     =======


Agribusiness and Related Industries

The Agribusiness and Related Industries comprise several vertical markets including agricultural and specialty chemicals, feed, seed, outdoor power equipment, outboard marine, motorcycles and recreational vehicles. Revenues from the Agribusiness and Related Industries are derived from network traffic fees, maintenance and support fees, subscription fees, software sales and professional services fees. Revenues derived from the sale of PLUS(1)(R), the Company's newly acquired electronic parts cataloging software, are included in the Agribusiness and Related Industries revenues. See "Other Items." Revenues from Agribusiness and Related Industries represented 68% and 67% of total revenue for the three and nine month periods ended April 30, 1997, compared to 58% and 56% for the same periods last year. Management expects that most of the Company's growth will come from these industries. See "Forward Looking Statements."

Revenues in the Agribusiness and Related Industries for the three and nine month periods ended April 30, 1997 were $1,164,000 and $3,380,000, respectively, which represented increases of 44% and 68% from the comparable periods last year. The increases in revenue were primarily due to the sale and customization of all of the Company's software products.

Recurring revenues in the Agribusiness and Related Industries for the three and nine month periods ended April 30, 1997 were $677,000 and $1,832,000, respectively, which represented increases of 30% and 22% from the comparable periods last year. The increases in recurring revenues resulted from more transactions being transmitted over the Company's network and an increase in the Company's base of manufacturers, distributors and dealers leading to more recurring maintenance and subscription fees.

Some of the manufacturers in the AgriChemical/Crop Protection sector of Agribusiness industry have formed a jointly owned company known as "RAPID" to promote Electronic Commerce within the industry. RAPID has endorsed the Company as a "Preferred Provider" of electronic commerce software and services to the agricultural industry. RAPID's endorsement was primarily the result of the Agrichemical industry's favorable reaction to the release of the Company's electronic commerce software, Meppel(TM). Among RAPID's projects is the development of a directory of physical locations and electronic commerce trading partners in the "allied industries," which include crop protection and specialty chemicals, seed, feed and fertilizer. The Company and RAPID have reached an understanding pursuant to which the Company has created and will maintain this new directory (the "allied directory") for three years. The Company's creation and maintenance of the allied directory will result in non-recurring revenues from file conversion and recurring revenues from file maintenance. See "Forward Looking Statements."

In July 1996, the Company formed an alliance with Dun & Bradstreet Information Services ("D&B") to market a standard electronic commerce identification number ("EC-ID(TM)") that will allow companies to precisely identify each business location involved in an electronic commerce transaction. The allied directory referred to above will be the first commercial use of the EC-ID(TM).
Management expects that the Company will work with D&B to develop the market for this service in other industries based on its initial success in the allied industries. See "Forward Looking Statements."

Publishing Industry

Revenues in the Publishing Industry are derived from recurring connect time fees and non-recurring subscription fees charged to the Company's Newsfinder(R) customers. Newsfinder(R) manages the approximately 20,000 news stories per week output of the Associated Press ("AP"), providing access for some 800 publishers with approximately 1,300 weekly and monthly newspapers. Revenues in the Publishing Industry for the three and nine month periods ended April 30, 1997 were $316,000 and $930,000, respectively, compared to $307,000 and
$925,000 for the same periods last year.   Publishing revenue represented 18%
of total revenue for the nine month period ended April 30, 1997, compared to 26% for the comparable period last year. Management believes that revenues in this industry, more than 95% of which are recurring, will continue at approximately the same level as last year for the remainder of fiscal 1997.
See "Forward Looking Statements."

Transportation Industry

Revenues in the Transportation Industry are derived from maintenance and support fees, transaction fees and professional service fees charged to the Association of American Railroads for the creation and maintenance of the Customer Identification File. Revenues in the Transportation Industry for the three and nine month periods ended April 30, 1997 were $187,000, and $620,000, respectively, compared to $187,000 and $439,000 for the same periods last year. The improvement in revenue for the nine months ended April 30, 1997 was primarily due to increases in recurring maintenance and support fees as the project went into production in December, 1995. Management expects revenue in this industry to remain relatively flat for the foreseeable future. See "Forward Looking Statements."

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited consolidated financial statements.

                                                                     THREE MONTHS                NINE MONTHS
                                                                         ENDED                     ENDED
                                                                       APRIL 30                   APRIL 30
                                                                       --------                   --------
                                                                    (IN THOUSANDS)             (IN THOUSANDS)
                                                                   1997         1996          1997        1996
                                                                   ----         ----          ----        ----
Operating expenses:
  Variable cost of products and services sold (exclusive of
    depreciation and amortization shown below)                   $    462     $   347      $ 1,407     $   815
  Network operations                                                  253         218          740         656
  Selling, General & Administrative                                 1,277       1,239        3,796       3,521
  Network and product development                                     548         463        1,253       1,404
                                                                 --------     -------      -------     -------

  Gross cash expenses                                               2,540       2,267        7,196       6,396

  Depreciation and amortization                                       421         476        1,414       1,248
  Less capitalized expenses                                          (384)       (374)        (720)     (1,039)
                                                                 --------     -------      -------     -------
    NET OPERATING EXPENSES                                       $  2,577     $ 2,369      $ 7,890     $ 6,605
                                                                 ========     =======      =======     =======


Net operating expenses for the three and nine month periods ended April 30, 1997 increased 9% and 19%, respectively, over the comparable periods last year mainly due to increased variable cost of products and services sold. Gross cash expenses for the three and nine month periods ended April 30, 1997 increased 12% and 13%, respectively, over the comparable periods last year.

The increases in variable cost of products and services sold and selling expense were directly attributable to the increase in sales. Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing fees, customization labor and temporary help fees. Temporary help is used by the Company in connection with its database management services. Variable cost of products and services sold as a percentage of revenue for the three and nine month periods ended April 30, 1997 were 27% and 28%, respectively, compared to 25% and 23% for the same periods last year. Variable cost of products and services sold as a percentage of revenue will vary by quarter due to the product sales mix. Variable cost of products and services sold as a percentage of revenue was slightly higher compared to last year due to increased software and customization sales, which have relatively higher variable costs and to the variable costs associated with the maintenance of the Transportation Industry database which first went into production in December, 1995. Management expects margins in future quarters to be similar to the current quarter assuming a revenue mix of approximately two-thirds recurring and one-third non-recurring. See "Forward Looking Statements."

Selling, general and administrative expenses for the three month period ended April 30, 1997 increased only 3% over the same period last year despite a 21% increase in revenue. Selling, general and administrative expenses for the nine month period ended April 30, 1997 increased 8% despite a 40% increase in revenue over the same period last year as the Company filled open positions in sales and administration and paid higher commissions and selling expenses as a result of the increase in revenues.

For the three month period ended April 30, 1997, depreciation and amortization expense decreased by 12% over the same period last year because the Company's IBM 3090 mainframe computer was fully depreciated and replaced with a less costly and more efficient IBM 9121-311 mainframe with increased capacity. For the nine month period ended April 30, 1997, depreciation and amortization expense increased by 13% over the same period last year as the Company began to amortize ARISE(TM), Meppel(TM) and other related development projects.

For the nine months ended April 30, 1997, capitalized expenses decreased by 31% compared to the same period last year due to the completion of the ARISE(TM) and Meppel(TM) core products and the focus of the development staff shifting to software customization, which is a variable cost of products and services sold. Management anticipates that capitalized expenses will increase over the next six to twelve months as a result of the Company investing in development of the Company's Internet-enabled electronic commerce parts ordering and electronic parts catalog applications for the Company's equipment dealer services business (the "Dealer Software"). See "Forward Looking Statements."

Network and software development expenditures for the nine month period ended April 30, 1997 were primarily attributable to the development of the Dealer Software. For the same period last year, network and software development included development expenses attributable to ARISE(TM) and the re-engineering of the Company's telecommunications management systems to employ TCP/IP Internet transport protocols and other Internet software standards for electronic commerce services. Management anticipates that network and product development expense and capitalized expenses will continue at approximately the same level during the remainder of fiscal 1997 as a result of the Company's continued investment in Internet-enabled electronic commerce applications. See "Forward Looking Statements."

                                  OTHER ITEMS


Interest expense for the three months ended April 30, 1997 was $38,000, compared to $64,000 last year. The decrease in interest expense reflects the conversion of portions of debt financing under the Company's lines of credit with shareholders into shares of the Company's Common Stock. See "Liquidity and Capital Resources." Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity funding.

Net loss for the three month period ended April 30, 1997 decreased by 11% or $117,000 compared to the same period last year. For the nine month period ended April 30, 1997, the net loss decreased by 6% or $187,000 compared to the same period last year. These improvements can be attributed to the factors described above.

Management is pursuing a strategy of supplementing its internal growth with strategic and synergistic acquisitions. On November 4, 1996, the Company completed the acquisition of cd\*.IMG, Inc. ("CDI") in a stock for stock transaction. CDI was in the business of publishing electronic catalogs and the software that an end user needs to read the catalogs. CDI had the parts catalogs of over 20 manufacturers in the Outdoor Power Equipment, Outboard Marine and Recreational Vehicle industries. Its customer base included Toro, Artco, Kohler, Tecumseh, Mercury Marine, Harley Davidson and Outboard Marine Corporation. CDI's operations have been consolidated into the Company's. As a result of the acquisition, the Company recognized goodwill in the amount of $434,000 which is being amortized over a five year period. The acquisition of CDI has not otherwise had a material effect on the Company's current financial position.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating and investing activities decreased by 25% or $695,000 for the nine month period ended April 30, 1997, compared to the same period last year. Net cash used in operating and investing activities excluding changes in operating assets and liabilities improved 20% from $2,973,000 for the nine months ended April 30, 1996 to $2,371,000 for the same period during fiscal 1997. The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1998 and there can be no assurance that profitability will be achieved thereafter. Management believes that, based on current trends, the Company will achieve positive cash flow from operations (excluding changes in working capital items) in the quarter ended July 31,
1998.  See "Forward Looking Statements."   The Company also expects to continue
to incur significant expenditures for software development and network construction and expansion. The Company's software development and network construction and expansion costs and negative cash flow from operations historically have been funded primarily from the sale of securities and currently from lines of credit with shareholders.

At April 30, 1997, the Company had cash and cash equivalents of approximately $250,000 compared to approximately $372,000 at July 31, 1996. During the nine months ended April 30, 1997, the Company raised $2,787,000 from the sale of common stock. The proceeds were used to fund operations and repay portions of the outstanding revolving credit lines.

On December 13, 1996, the Company repaid borrowings from WITECH Corporation ("WITECH") and QUAESTUS Limited Partnership under a previously existing secured line of credit (the "Senior Line"). Of the $1,465,000 outstanding under the Senior Line at December 13, 1996, $1,000,000 was repaid by conversion of such amount into shares of the Company's common stock at a rate of $2.25 per share. The remaining $465,000 was borrowed under the WITECH Line described below.

The Company has a line of credit with WITECH, (the "WITECH" Line) that has been in place since October 4, 1993. The WITECH Line was amended on May 30, 1997 to include a bridge loan of $500,000, bringing the line up to $2,500,000. The bridge loan is due no later than September 30, 1997 and the balance of the WITECH Line is due on December 31, 1997. Interest due on the WITECH Line is at the rate of prime plus 2%. Under the WITECH Line, the Company has issued a commitment warrant to WITECH for the purchase of up to 500,000 shares of its common stock at a price of $2.00 per share and 100,000 shares of its common stock at a price of $2.25 per share pursuant to an amendment dated November 5, 1996. The Company has also issued a usage warrant to WITECH for a maximum of 100,000 shares of its common stock at a price of $2.25. The exercise price of the warrants is reduced if the Company issues common stock at less than the then current exercise price. As of June 4, 1997 there were $2,000,000 of borrowings outstanding under the WITECH Line.

The only financial covenant in the WITECH Line is that the Company must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million. The Company has been, and is currently, in compliance with the financial covenant in the Agreement and currently expects to comply with such covenant or obtain any required waivers or raise additional equity, if necessary. See "Forward Looking Statements."

The Company will require additional financing during fiscal 1997 in order to meet its requirements for operations and development investments. Management believes that sufficient financing for fiscal 1997 and Fiscal 1998 will be available from the sale of additional securities and from additional borrowings from existing shareholders. Management believes that, based on current trends, the Company will achieve positive cash flow from operations (excluding changes in working capital items) in the quarter ended July 31, 1998. See "Forward Looking Statements." The Company continues to explore alternatives for additional financing, but no assurances can be given that additional financing will be available on commercially reasonable terms. On a long term basis, management believes that financing for the Company's operations, including capital expenditures, will come principally from cash generated from operations, the sale of additional equity or other third party financing, capital leases, additional borrowings from shareholders (including extensions of the WITECH Line, if available) and other sources of capital if available. See "Forward Looking Statements."

                           FORWARD LOOKING STATEMENTS

Certain statements contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of the Company's selected market segments, the positioning of the Company's products in those segments, variations in demand for and cost of customer services and technical support, customer adoption of Internet-enabled Windows(R) applications and their willingness to upgrade from DOS versions of software, the Company's ability to release new software applications and upgrades on a timely basis, the Company's ability to establish and maintain strategic alliances, the Company's ability to manage its costs, the Company's ability to manage its business in a rapidly changing environment, the Company's ability to finance capital investments, and the Company's ability to implement its acquisition strategy to increase growth.

Projected revenues are difficult to estimate because the Company's revenues and operating results may vary substantially from quarter to quarter. The primary cause of the variation is attributed to non-recurring revenues from software license and customization fees. License fee revenue is based on contracts signed and product delivered within the quarter. Non-recurring revenue is affected by the time required to close large license fee and development agreements, which cannot be predicted with any certainty due to customer requirements and decision-making processes.

Recurring revenues are also difficult to estimate. Recurring revenues from maintenance and subscription fees may be estimated based on the number of subscribers to the Company's services but will be affected by the renewal ratio which cannot be determined in advance. Recurring revenues from network traffic fees and transaction fees are difficult to estimate prior to the end of the quarter as they are determined by usage. Usage is a function of the number of subscribers and the number of transactions per subscriber. Transactions include product ordering, warranty claim processing, inventory and sales reporting, parts number updates and price updates. The Company cannot affect or predict the volume of transactions per customer.

Although the Company has recently introduced and plans to expand its Internet enabled Windows(R) portfolio of products, the marketplace is highly competitive and there can be no assurance that a customer will select the Company's software and services over that of a competitor. The environment in which the Company competes is characterized by rapid technological changes, dynamic customer demands, and frequent product enhancements and product introductions. Some of the Company's current and potential competitors have greater financial, technical, sales, marketing and advertising resources than the Company. The widespread acceptance of the Internet may increase the usage of the Company's product applications and may change the manner in which the Company charges for its services.


                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  10.1   Amendment Number 10 to the Loan Agreement dated May 30, 1997 between the Company and WITECH Corporation
            27     Financial Data Schedule
       (b)         Reports on Form 8-K
                   During the quarter, the Company filed a Form 8-K dated
                   February 6, 1997 and a Form 8-K dated February 19, 1997.
                   Both reports related to ITEM 5 of Form 8-K and no financial statements were filed.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ARI Network Services, Inc.
                                               (Registrant)




Date:    June 13, 1997                         /s/ Brian E. Dearing
                                               ------------------------------
                                               Brian E. Dearing, President &
                                               CEO (and acting CFO)