Form 10-K
period 1997-07-31
ARI NETWORK SERVICES INC /WI
filed 1997-10-17
CIK 879796

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                              --------------------

                                   FORM 10-K

                              --------------------

 (XX)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    for the fiscal year ended July 31, 1997
                                       or
(    )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

                                YES     X        NO
                                    ----------     ------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]
            -----
As of October 7, 1997, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ National Market
System) was approximately $14.5 million.

As of October 7, 1997, there were 15,420,974 shares of Common Stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 1997, for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

                                     PART 1


ITEM 1.  BUSINESS

BUSINESS OVERVIEW

ARI Network Services, Inc. (the "Company" or " ARI") provides standards-based Internet-enabled electronic commerce services to companies in selected industry sectors with shared distribution channels. These services use telecommunications and computer technology to help customers conduct business electronically, computer-to-computer, with minimal changes to their internal business systems.

Currently, the Company provides electronic commerce services to four industry sectors: the U.S. and Canadian agribusiness industry ("Agribusiness"), the U.S. and Canadian equipment industry ("Equipment"), the U.S. and Canadian freight transportation industry ("Transportation"), and the U.S. non-daily newspaper publishing industry ("Publishing"). The Agribusiness and Equipment industries are each made up of separate sub-markets in which the manufacturers share common distributors and/or retail dealers. The Agribusiness sector includes Agricultural and Specialty Chemicals, Fertilizer, Livestock Pharmaceuticals, Feed and Seed. The Equipment sector comprises several vertical markets including: Outdoor Power, Marine, Power Sports, Motorcycles, Recreational Vehicles, Farm Equipment and others. By "Equipment," the Company means capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. In prior periods, the Company included Equipment within the Agribusiness Industry. With the acquisition of the PLUS1(R) and Empart(TM) product lines and a focus on those vertical channels, management has elected to report the Equipment Industry separately. See "Other Items."

The Company's services include: telecommunication networking, incompatible computer systems connectivity, electronic mail messaging, electronic data interchange translation, product and participant directories and databases (on-line or on CD-ROM), information exchange and retrieval, and a wide range of customer specified electronic commerce and transaction processing applications. ARI also provides end user software applications related to its electronic commerce services and a range of professional services, including consulting, customer application development, installation, product customization, education and support.

The Company's electronic commerce services may be broadly categorized as either transaction management or data management services. Transaction management services include the provision of applications where transaction data are exchanged between participants (e.g., manufacturers, distributors, dealers and sales representatives) in a distribution channel. Such applications include product availability inquires, sales automation, sales reporting, warranty claim processing, batch or immediate response product ordering, and invoicing. Data management services include the provision of reference databases used in electronic commerce. Such databases include directories of ship-to and bill-to locations, on-line or CD-ROM product catalogs, and, in the case of the publishing sector, on-line newspaper articles. Where possible, the Company seeks to provide integrated solutions involving both types of services. Both transaction and data management services are provided to the Agribusiness and Equipment sectors, while only data management services are provided to the Transportation and Publishing sectors.

The Company focuses its marketing efforts in the Agribusiness and Equipment sectors on major manufacturers and distributors that have the financial resources and business motivation to convert their distribution systems from paper-based to electronic commerce, thereby reducing processing expenses and time to market. In the Transportation sector, the data management services are sold to the Association of American Railroads under a long-term contract. In the Publishing sector, the services are sold under an exclusive long-term, contract with the Associated Press.

The Company has two customers that exceed 10% of total revenues. One is the Association of American Railroads which retained the Company under a five year agreement dated July 25, 1994, to be the file maintainer of a database of ship-to and bill-to locations. The second is Roche Vitamins, Inc., a sales force automation customer in the Agribusiness industry.

The Company's executive offices are located at 330 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 and its telephone number at that location is (414) 278-7676. The Company is a Wisconsin corporation, incorporated in 1981. The Company maintains a website at http://www.arinet.com.

STRATEGY

The Company's mission is to be the dominant provider of customer-side Internet-enabled business-to-business electronic commerce services in selected industry sectors. The Company's vision is that whenever a company in one of the Company's target markets does business electronically with its customers, it will use at least some of the Company's products or services to do so. To achieve this vision, the Company's strategy is to concentrate on a few vertical markets and to lead with two services: (i) distributor/dealer communications and (ii) product/participant directory. After having obtained a position in a given market, the Company will then bring other products and services to bear in order to expand its presence and solidify its competitive position. The Company's goal is to provide a complete array of high-quality services that industry participants will adopt and use effectively.

The Company has built business process and technical competency in each of its targeted business sectors: Agribusiness, Equipment, Transportation and Publishing. Major customers in each sector participate in defining product requirements. This ensures that completed products are technically sound and will address the business problems participants are trying to solve through electronic commerce. The Company expects to expand its business by (i) growing market share in these sectors; (ii) entering new subsectors of these target markets; and (iii) entering selected new vertical markets over the long term. See "Competition".

PRODUCTS AND SERVICES

The Company offers a variety of electronic commerce services to its customers. These various services are typically provided using some combination of networking, on-line and off-line databases, software products, and support/professional services. The following table shows the software products offered by the Company, a brief description of the product and the industries where they are currently in use.


                          ARI Network Services, Inc. Products and Services
-----------------------------------------------------------------------------------------------------
  Software                         Description                        Primary Vertical Channels
-----------------------------------------------------------------------------------------------------
Meppel(TM)            EDI software for product movement reporting     Agribusiness
-----------------------------------------------------------------------------------------------------
ARISE(TM)             Sales automation software                       Agribusiness
-----------------------------------------------------------------------------------------------------
PLUS1(R)              Electronic parts catalog for Equipment dealers  Equipment
-----------------------------------------------------------------------------------------------------
Empart(TM)*           Electronic parts catalog creation and viewing   Equipment
                      software
-----------------------------------------------------------------------------------------------------
TradeRoute(TM)        Document handling and communications for        Equipment
                      product ordering and warranty claims
-----------------------------------------------------------------------------------------------------
Newsfinder(R)         Database of key-worded news stories             Publishing
-----------------------------------------------------------------------------------------------------
Electronic Commerce   Centrally managed databases of industry
Directories           common electronic commerce locations            Transportation and Agribusiness
-----------------------------------------------------------------------------------------------------
                      Multi-protocol, Internet-connected server
Network               providing such services as messaging,
Communications        database access and data translation            All
-----------------------------------------------------------------------------------------------------

*Acquired September 30, 1997.  See"Other Items."

NETWORK TECHNOLOGY INFRASTRUCTURE

The Company's network technology infrastructure consists of a variety of computer platforms including a 20 MIPS IBM Model 9121-311 mainframe running OS/390, a series of Sun Sparc servers, and a fault tolerant IBM System 88 serving as a communications front end processor. Data is stored on both Oracle and DB2 relational databases with transaction processing services provided by IBM's CICS. Trading partner connectivity is provided over a multi-protocol network supporting Internet, SNA/SNI, terminal, and proprietary protocols transported over X.25, Asynchronous, Synchronous, and Bisynchronous connections. The Company protects company and customer data through daily backups, off site vaulting and a rehearsed business recovery plan. An uninterruptable power supply protects customers from a loss of service due to a loss of electrical service. A thorough Year 2000 project is underway with an estimated effort of three work years of in-house labor and software and services costs that are not expected to exceed $350,000.

The electronic commerce industry in general is characterized by evolving standards and technology. The Company's ability to anticipate or guide these standards in its targeted sectors and to fund advances in computer and telecommunications technology and software will be a significant factor in the Company's ability to grow and remain competitive.

COMPETITION

The electronic commerce services industry is highly competitive. Several companies, including GE Information Services, AT&T, MCI, EDS, BT Tymnet, Inc., Sterling Commerce, Inc., Advantis Inc., Dun & Bradstreet, Harbinger, Inc., and others offer electronic commerce services that are similar to those offered by the Company. There are also many companies, such as Siebel Systems, Inc., Arum Software, Inc., and Bell & Howell, and others, that sell software that competes with the Company's products. Many of these competing companies have substantially greater resources than ARI. Certain manufacturers and distributors operate their own private computer networks for transacting business with their dealers and distributors. Briggs and Stratton, through its wholly owned subsidiary, Powercomm 2000, offers a competing network to dealers and equipment manufacturers in the outdoor power equipment industry. It is possible that companies within the Company's target markets, may develop and implement private computer-to-computer networks, thereby reducing the demand for the Company's services. The pace of technological change, such as developments in Internet commerce, is so great that new competitors may emerge quickly based on new technologies.

The Company's primary competitive advantage is the industry knowledge and customer relationships it has developed. When combined with services that meet the needs of the Company's customers, management believes that its industry knowledge and customer relationships will enable it to compete effectively in its chosen markets.

EMPLOYEES

As of September 30, 1997, the Company had 77 full-time equivalent employees. Of these, 23 are technical and engaged in maintaining or developing products and services, 23 are sales and marketing, 21 are database management and customer support and 10 are involved in administration and finance. None of these employees is represented by a union.

ITEM 2.  PROPERTIES

The Company occupies approximately 23,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring July 31, 2002. This facility serves as the Company's headquarters and data center.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names of the Company's executive officers as of October 7, 1997. The officers serve at the discretion of the Board. The Company named a new Vice President of Sales in the first quarter of fiscal 1997. The Company named a new Vice President of Technology in the second quarter of fiscal 1997.


      Name              Age       Capacities in Which Serving
      ----              ---       ---------------------------
Brian E. Dearing        42        President and CEO and a Director
Mark L. Koczela         43        Executive Vice President of
                                  Business Development and
                                  Administration and Secretary
John C. Bray            40        Vice President of Sales
Michael R. McGurk       48        Vice President of Technology

-------------------------

BRIAN E. DEARING. Mr. Dearing, first elected to the Board by the Board of Directors in November, 1995, is President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Dearing held the position of Vice President - EDI Business Development in London, England, with Sterling Software, Inc. Since 1990, Mr. Dearing held a series of electronic commerce executive positions at Sterling including Vice President of Marketing and Vice President of Customer Service for Sterling's North American EDI business, as well as Vice President of European Network Services. Prior to joining Sterling, Mr. Dearing was Manager of EDI Market Development and Manager of EDI Product Management with General Electric Information Services. A Phi Beta Kappa graduate of Union College, Dearing also holds a Master of Science in Industrial Engineering from Purdue University.

MARK L. KOCZELA. Mr. Koczela is Executive Vice President of Business Development and Administration and Secretary. Prior to joining the Company in January, 1992, Mr. Koczela was a shareholder at Godfrey & Kahn, S.C., a Milwaukee, Wisconsin law firm where he had worked in the field of mergers and acquisitions since 1983 representing a variety of businesses including the Company. He holds a BA in History from the University of Massachusetts and a JD from Duke University Law School.

JOHN C. BRAY. Mr. Bray was appointed Vice President of Sales in September, 1996. Prior to joining the Company, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services (GEIS) in Rockville, Maryland. Before joining GEIS, Mr. Bray was a Regional Vice President of Sales for AT&T's EasyLink Services marketing electronic commerce services. Mr. Bray was employed by AT&T from 1991 through 1996. He holds a BA in marketing from the University of Iowa.

MICHAEL R. MCGURK. Mr. McGurk was appointed Vice President of Technology in January, 1997. Prior to joining the Company, Mr. McGurk developed and operated a large format printing services business for customers involved in business process re-engineering projects. Before opening the printing service, Mr. McGurk had a twelve year career in information technology management at General Electric, including Manager of Global Information Technology for GE Medical Systems, Program Manager for GE Corporate and Manager of Data Management for GE Aircraft Engines. Mr. McGurk's early career included sales and technology positions at Cullinet and CinCom Systems. Mr. McGurk holds an MBA and BS from Miami University in Ohio.

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


        FISCAL QUARTER ENDED           HIGH        LOW
October 31, 1995. . . . . . . . . .    $2.875      $1.50
January 31, 1996  . . . . . . . . .    $3.50       $1.625
April 30, 1996. . . . . . . . . . .    $3.50       $2.125
July 31, 1996 . . . . . . . . . . .    $2.875      $1.375
October 31, 1996  . . . . . . . . .    $2.75       $1.875
January 31, 1997  . . . . . . . . .    $2.625      $1.5625
April 30, 1997  . . . . . . . . . .    $2.125      $1.125
July 31, 1997 . . . . . . . . . . .    $1.375      $0.6875

As of October 7, 1997, there were approximately 182 holders of record and approximately 1,580 beneficial owners of the Company's common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.

On November 4, 1996, the Company issued an aggregate of 117,647 shares of common stock in connection with its acquisition of cd\*.IMG, Inc. ("CDI"). The sale was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof.

On December 13, 1996, the Company sold a total of 444,444 shares of common stock to Quaestus Limited Partnership ("QLP") and WITECH Corporation ("WITECH") for an aggregate of $1.0 million. Both QLP and WITECH are "accredited investors," financially sophisticated and affiliated with the Company. No general advertising or solicitation was used in connection with the sales. The offering was exempt from registration under the Securities Act pursuant to
Section 4(2) thereof.

On July 28, 1997, the Company sold 20,000 shares of nonconvertible, Series A Preferred Stock to WITECH for $2.0 million. No general advertising or solicitation was used in connection with the sale. The sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 1997, which was derived from audited Consolidated Financial Statements and Notes thereto of the Company. Audited Financial Statements and Notes as of July 31, 1997 and 1996 and for each of the three years in the period ended July 31, 1997, and the report of Ernst & Young LLP thereon are included elsewhere in this Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere herein.

                                                                                      Year Ended July 31,
                                                               ----------------------------------------------------------
                                                                     1997         1996        1995        1994      1993
                                                                     ----         ----        ----        ----      ----
                                                                             (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:

Network & other services revenues..........................    $    5,235  $     4,484  $    3,880  $     3,498  $  3,032

Software & development revenue.............................         1,678          768       1,455        1,752     1,979
                                                               ----------  -----------  ----------  -----------  --------
     Total revenues........................................         6,913        5,252       5,335        5,250     5,011

OPERATING EXPENSES:

     Variable cost of network & other services sold........         1,035          925       1,087        1,208     1,036

     Variable cost of software & development sold..........           652          288         149          214       236

     Depreciation and amortization.........................         1,722        1,800       2,388       11,514(1)  2,986

     Network operations....................................         1,004          919       1,171        1,281     1,329

     Selling, general & administrative.....................         4,819        4,585       4,756        6,411     6,362

     Restructuring costs...................................             0            0           0          500(2)      0

     Network construction and expansion....................         1,897        1,897       1,788        2,745     2,833
                                                               ----------  -----------  ----------  -----------  --------
     Gross operating expenses..............................        11,129       10,414      11,339       23,873    14,782

     Less capitalized portion..............................        (1,155)      (1,230)     (1,616)      (2,602)   (3,645)
                                                               ----------  -----------  ----------  -----------  --------
     Net operating expenses................................         9,974        9,184       9,723       21,271    11,137
                                                               ----------  -----------  ----------  -----------  --------
Operating loss.............................................        (3,061)      (3,932)     (4,388)     (16,021)   (6,126)

Other income...............................................             9           12         114           51       473

Interest expense...........................................          (223)        (286)        (65)         (97)     (225)
                                                               ----------  -----------  ----------  -----------  --------
     Loss before extraordinary item & minority interest....        (3,275)      (4,206)     (4,339)     (16,067)   (5,878)

Minority interest in (earnings) loss of subsidiary.........         -----        -----       -----           41       (41)

Extraordinary item.........................................         -----        -----       -----         937(3)   -----
                                                               ----------  -----------  ----------  -----------  --------
Net loss...................................................    $   (3,275) $    (4,206) $   (4,339)  $  (15,089) $ (5,919)
                                                               ==========  ===========  ==========   ==========  ========
Income (loss) per common share:

     Loss before extraordinary item........................    $    (0.23) $     (0.34) $    (0.36)  $    (1.47) $  (0.57)

     Extraordinary item....................................         ----        -----       -----         0.09    -----
                                                               ----------  -----------  ----------  -----------  --------
          Net loss.........................................    $    (0.23) $     (0.34) $    (0.36)  $    (1.38) $  (0.57)

Weighted average number of common and common equivalent
shares.....................................................        14,445       12,455      12,071       10,904    10,328

BALANCE SHEET DATA:
-------------------
Working capital (deficit)..................................    $     (689) $    (3,412) $   (1,564) $       485  $  2,389

Capitalized network system (net)...........................         8,957        9,264       9,277        9,253    17,273

Total assets...............................................        11,416       11,479      11,683       13,258    23,479

Current portion of long-term debt and capital lease
obligations................................................            64           63          68           76       539

Total long-term debt and capital lease obligations.........             8           22          73          101       742

Total shareholders' equity.................................         8,947        6,182       8,524       11,215    20,966

----------------------------------
    (1)Includes a non-recurring amortization charge of $7.7 million as a result of management's decision to move from DOS to Windows(R) as the principal operating system for the Company's end users applications.

    (2)Company commenced a restructuring in second quarter fiscal 1994. Restructuring costs comprised severance, recruiting, relocation and related expenses.

    (3)Company was released from capital lease obligations with IBM in the fourth quarter of fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    REVENUES

Total revenue for the year ended July 31, 1997 increased $1,661,000 or 32% compared to last year. Total year-over-year quarterly revenue has increased for six consecutive quarters. Management expects the year-over-year quarterly increases to continue into fiscal 1998. See "Forward Looking Statement".

The Company has a strategy of building sustainable recurring revenues in selected vertical markets for each of its primary services. Accordingly, the Company reviews its revenue by two distinct classifications: (i) recurring vs. non-recurring revenue and (ii) revenue by vertical market.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company's financial statements:

                      RECURRING VS. NON-RECURRING REVENUE




                                                                                                       Year Ended July 31,
                                                                                                     (Dollars in Thousands)
                                                                                                  ----------------------------
                                                                                                    1997       1996      1995
Recurring Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,807   $  4,084   $ 3,591
Non-recurring Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,106      1,168     1,744
                                                                                                  --------  --------  --------
                                                                                                  $ 6,913   $  5,252   $ 5,335
                                                                                                  ========  ========  ========

The Company's revenues are both recurring and non-recurring. Recurring revenues are derived from network traffic fees, maintenance and support fees, transaction fees and subscription fees. Recurring revenues have increased each of the last two years. Fiscal 1997 recurring revenues increased by 18% over fiscal 1996, which was an increase of 14% over fiscal 1995. The increase in recurring revenues is due to growth in maintenance and support fee revenues in the Agribusiness and Transportation industries and increases in both the number of users and the number of transactions being transmitted over the network by Equipment manufacturers, and distributors and dealers in the Agribusiness and Equipment industries. In fiscal 1997, recurring revenues constituted 70% of total revenues compared to 78% in fiscal 1996 and 67% in fiscal 1995. Management expects recurring revenues, as a percentage of total revenues, to decrease in fiscal 1998 as the Company generates license and customization fees from new customers. See "Forward Looking Statement".

Non-recurring revenues are derived from software licenses and professional services. Fiscal 1997 non-recurring revenues increased by 80% compared to fiscal 1996. The increase resulted from an increase in licenses of the Company's new software applications and related professional services revenue in the Agribusiness and Equipment industries. Non-recurring revenues decreased 33% in fiscal 1996 compared to fiscal 1995 due to a decrease in licenses of DOS software applications and related professional services revenues in the Agribusiness industry and decreased revenues from discontinued product lines.

The Company's new generation of software applications are all Windows(R)-based. ARISE(TM), the Company's new sales force automation application, was introduced in March, 1996. Meppel(TM), an EDI sales and product movement reporting tool, was introduced in October, 1996. PLUS1(R) for Windows(R), the Company's electronic parts catalog software, was shipped to beta sites in September, 1997. Full rollout of PLUS1(R) is expected in October, 1997. The Company is also in the process of developing a Windows(R) communications and document management application known as TradeRoute(TM) to be used by equipment dealers for product registration, parts ordering and warranty claims.

                           REVENUE BY VERTICAL MARKET


                                                                              Year Ended July 31,
                                                                            (Dollars in Thousands)
                                                                --------------------------------------------------------

                                                                       1997                  1996                  1995

Agribusiness Industry..........................                 $     3,753          $      2,610           $      2,811
Equipment Industry.............................                         918                   463                    353
Transportation Industry........................                         822                   618                    584
Publishing Industry............................                       1,262                 1,243                  1,228
Other..........................................                         158                   318                    359
                                                                -----------          ------------           ------------
   Total revenues                                               $     6,913          $      5,252           $      5,335
                                                                ===========          ============           ============

Agribusiness Industry

The Agribusiness Industry comprises several vertical markets including agricultural and specialty chemicals, livestock pharmaceuticals, feed and seed. Revenues from the Agribusiness Industry are derived from software licenses, maintenance and support fees, subscription fees, network traffic fees and professional services fees. Revenues from Agribusiness Industry represented 54% of total revenue in fiscal 1997, compared to 50% in fiscal 1996 and 53% in fiscal 1995.

Recurring revenues in the Agribusiness Industry increased 11% from $2,019,000 in fiscal 1996 to $2,232,000 in fiscal 1997 and 12% from $1,802,000 in fiscal 1995 to $2,019,000 in fiscal 1996. The increases in recurring revenues were the result of more transactions being transmitted over the Company's network and an increase in the Company's base of manufacturers, distributors and dealers leading to more recurring maintenance and subscription fees. Non-recurring revenues in the Agribusiness industry increased 157% from $591,000 in fiscal 1996 to $1,521,000 in fiscal 1997 and decreased 41% from $1,009,000 in fiscal 1995 to $591,000 in fiscal 1996. The increase in fiscal 1997 was due to increased license revenue as customers upgraded to the Company's new generation of software applications. These new software applications also led to an expansion of the Company's customer base. The decrease in fiscal 1996 was due to the decrease in new DOS software licenses. Management expects that both recurring and non-recurring revenues in the Agribusiness Industry will continue to grow at a greater rate than compared to total revenues. See "Forward Looking Statements."

Some of the manufacturers in the AgriChemical/Crop Protection sector of the Agribusiness Industry have formed a jointly owned company known as "RAPID" to promote electronic commerce within the industry. RAPID has endorsed the Company as a "Preferred Provider" of electronic commerce software and services to the agricultural industry. RAPID's endorsement was primarily the result of the Agrichemical industry's favorable reaction to the release of the Company's electronic commerce software, Meppel(TM). Among RAPID's projects is the development of a directory of physical locations and electronic commerce trading partners in the "allied industries," which include crop protection and specialty chemicals, seed, feed and fertilizer. The Company and RAPID have reached an understanding pursuant to which the Company has created and will maintain this new directory (the "allied directory") for three years. The Company's creation and maintenance of the allied directory will result in non-recurring revenues from file conversion and recurring revenues from file maintenance. See "Forward Looking Statements."

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power equipment, outboard marine, motorcycle and recreational vehicles. Management's strategy is to expand its dealer communications and electronic parts catalog software and services in these existing vertical markets and to expand to other similar channels in the future. See "Forward Looking Statements." The Company's entry in July, 1997 into the recreational vehicles industry is an illustration of the implementation of this strategy. In July, 1997, Coachmen Recreational Vehicle Company, a division of Coachmen Industries signed a contract for the license of TradeRoute(TM), the Company's new Windows(R) based dealer communications software. Coachmen, one of the country's largest manufacturers of recreational vehicles, will use TradeRoute(TM) to facilitate communications with its 350 dealers nationwide. The Coachmen contract gives the Company a strategic account in a new vertical equipment segment, Recreational Vehicles. Management expects to expand revenues in this market during fiscal 1998. See "Forward Looking Statements." Revenues from the Equipment Industry are derived from software licenses, maintenance and support fees, subscription fees, network traffic fees and professional services fees. Revenues from the license of PLUS1(R), the Company's recently acquired electronic parts cataloging software, are included in the Equipment Industry revenues. See "Other Items." Revenues from the Equipment Industry represented 13% of total revenue in fiscal 1997 compared to 9% in fiscal 1996 and 7% in fiscal 1995.

Recurring revenues in the Equipment Industry increased 119% from $222,000 in fiscal 1996 to $486,000 in fiscal 1997 and decreased 8% from $242,000 in Fiscal 1995 to $222,000 in fiscal 1996. The increase in recurring revenues in fiscal 1997 was due to the initiation of annual maintenance and support fees to the Company's dealer communications software customers and the addition of PLUS1(R). Non-recurring revenues increased 79% from $241,000 in fiscal 1996 to $432,000 in fiscal 1997 and 117% from $111,000 in fiscal 1995 to $241,000 in fiscal 1996. The increases were due to increased software license revenues as the Company's customer base grew. Management expects that both recurring and non-recurring revenues in the Equipment Industry will continue to grow at a greater rate than total revenues. See "Froward Looking Statements."

Transportation Industry

Revenues from the Transportation Industry are derived from maintenance and support fees, transaction fees and professional service fees charged to the Association of American Railroads for the creation and maintenance of the Customer Identification File. Revenues in the Transportation Industry increased 33% from $618,000 in fiscal 1996 to $822,000 in fiscal 1997 and 6% from $584,000 in fiscal 1995 to $618,000 in fiscal 1996. The increase in revenues was due to growth in recurring maintenance and support fee revenues as the project went into production. Transportation Industry revenues represented 12% of total revenue in fiscal 1997 and fiscal 1996 and 11% in fiscal 1995. Management believes that revenues in the Transportation Industry, 87% of which are recurring, will continue at approximately the same level for fiscal 1998 and over time will become a decreasing percentage of the Company's total revenue. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statement."

Publishing Industry

Revenues from the Publishing Industry are derived from recurring connect time and subscription fees and non-recurring service initiation fees charged to the Company's Newsfinder(R) customers. Newsfinder(R) manages the approximately 20,000 news stories per week output of the Associated Press, providing access to some 800 publishers with more than 1,300 weekly and monthly newspapers. Revenues in the Publishing Industry remained relatively flat at $1,262,000 in fiscal 1997 compared to $1,243,000 in fiscal 1996 and $1,228,000 in fiscal 1995. Publishing Industry revenues represented 18% of total revenue in fiscal 1997 compared to 24% in fiscal 1996 and 23% in fiscal 1995. Management believes that revenues in the Publishing Industry, 97% of which are recurring, will continue at approximately the same level as this year for fiscal 1998 and over time will become a decreasing percentage of the Company's total revenue. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statements."

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expenses derived from the Company's consolidated financial statements:



                                                           Year Ended July 31,
                                                         (Dollars in Thousands)
                                                         ----------------------
                                                         1997     1996     1995
Variable cost of products and
services sold (exclusive of
depreciation and amortization
shown below).............................               $1,687  $1,213   $1,236

Network operations.......................                1,004     919    1,171

Selling, general and administrative......                4,819   4,585    4,756

Network and product development..........                1,897   1,897    1,788
                                                        ------  ------   ------
   Gross cash expenses...................                9,407   8,614    8,951

Depreciation and amortization............                1,722   1,800    2,388

Less capitalized expenses................               (1,155) (1,230)  (1,616)
                                                        ------  ------   ------

   Net operating expenses................               $9,974  $9,184   $9,723
                                                        ======  ======   ======

While revenues were up 32%, net operating expenses increased $790,000 or 9% in fiscal 1997 compared to fiscal 1996 mainly due to increased variable cost of products and services sold and selling, general and administrative expenses attributed to increased sales.

Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing fees, customization labor and temporary help fees. Temporary help is used by the Company in connection with its database management services. Variable cost of products and services sold increased $474,000 or 39% in fiscal 1997 compared to fiscal 1996 as a direct result of increased revenues. Variable cost of products and services sold as a percentage of revenue was 24% in fiscal 1997 and 23% in fiscal 1996 and fiscal 1995. Variable cost of products and services sold as a percentage of revenue may vary from year to year due to the product sales mix. Management expects margins in fiscal 1998 to be similar to the margins in fiscal 1997 assuming a revenue mix of approximately two-thirds recurring and one-third non-recurring. See "Forward Looking Statements."

Selling, general and administrative expenses increased only $234,000 or 5% in fiscal 1997 compared to fiscal 1996 despite a 32% increase in revenues. The increase is due to filling open positions in sales and administration and higher commissions and selling expenses as a result of the increase in revenues. Selling, general and administrative expenses decreased $171,000 or 4% in fiscal 1996 compared to fiscal 1995 due to delays in filling open positions and additional expense cutting as a result of slow software license revenues.

Depreciation and amortization expense decreased by $78,000 or 4% in fiscal 1997 compared to fiscal 1996. The decrease in depreciation and amortization expense is due to Management's decision in fiscal 1994 to accelerate the useful lives of the Company's remaining DOS products. Capitalized expenses represented 61%, 65% and 90% of network and product development cost in fiscal 1997, 1996 and 1995, respectively. Capitalized expenses decreased as a percentage of network and product development costs as a result of management's decision to refocus various staff members from capitalized development to selling and administrative activities and customization of software, which is expensed as variable cost of products and services sold.

                                 OTHER ITEMS

Interest expense decreased $63,000 or 22% in fiscal 1997 compared to fiscal 1996. The decrease in interest expense reflects the conversion of portions of debt financing under the Company's lines of credit with shareholders into shares of the Company's Common Stock. See "Liquidity and Capital Resources." Interest expense increased $221,000 or 340% in fiscal 1996 compared to fiscal 1995 due to the Company's cash fundings under lines of credit rather than through the sale of securities. See "Liquidity and Capital Resources." Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity funding.

Net loss decreased $931,000 or 22% in fiscal 1997 compared to fiscal 1996 and $133,000 or 3% in fiscal 1996 compared to fiscal 1995.

Management is pursuing a strategy of supplementing its internal growth with strategic and synergistic acquisitions. On November 4, 1996, the Company completed the acquisition of cd\*.IMG, Inc. ("CDI") in a stock transaction.
CDI was in the business of publishing electronic parts catalogs and the software that dealers and repair shops use to read the catalogs. CDI had the parts catalogs of over 20 manufacturers in the Outdoor Power Equipment., Outboard Marine and Motorcycles and Power Sports industries. Its customer base included Toro, Arctic Cat, Kohler, Tecumseh, Mercury Marine, Harley Davidson and Outboard Marine Corporation. CDI's operations have been consolidated into the Company's. As a result of the acquisition, the Company recognized goodwill in the amount of $434,000 which is being amortized over a five year period.
The acquisition of CDI has not otherwise had a material effect on the Company's current financial position.

On September 30, 1997, the Company completed the acquisition of Empart Technologies, Inc., in an asset purchase transaction. Empart Technologies, Inc. was a California-based developer of software for electronic parts catalogs. Empart's products included Empart Publisher(TM), which converts data from a variety of forms into an electronic format, and Empart Viewer(TM), a high-end configurable parts catalog. Empart's customers included ABB Power Generation, Inc., Yamaha Electronics of America, the auto dealer service group of Automatic Data Processing, Inc. (ADP) and Coachmen Recreational Vehicle Company. Empart Technologies is the Company's second acquisition in less than 12 months. The acquisition is not expected to have a material impact on the Company's financial position. See "Forward Looking Statements."

                        LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating and investing activities decreased by 20% or $770,000 for the year ended July 31, 1997. Net cash used in operating and investing activities, excluding changes in operating assets and liabilities, decreased by 24% or $860,000 for the year ended July 31, 1997 compared to the same period in fiscal 1996. The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1998 and there can be no assurance that profitability will be achieved thereafter. Management believes that, based on current trends, the Company will achieve positive cash flow from operations excluding changes in working capital in the quarter ending July 31, 1998. The Company also expects to incur significant expenditures for software development and network construction and expansion. The Company expects to fund software development and network construction and expansion costs and negative cash flow from operations in fiscal 1998 from the sale of securities. See "Forward Looking Statement."

At July 31, 1997, the Company had cash of approximately $64,000 compared to approximately $372,000 at July 31, 1996. During fiscal 1997, the Company raised $3,790,000 from the sale of common stock and $2,000,000 from the sale of "paid in kind" preferred stock. The proceeds were used to fund operations and retire portions of the outstanding revolving credit lines.

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

The Company has a line of credit with WITECH, (the "WITECH" Line) that has been in place since October 4, 1993. The WITECH Line was amended on May 30, 1997 to include a bridge loan of $500,000, bringing the line up to $2,500,000. The bridge loan was canceled September 30, 1997 and the balance of the WITECH Line is due on December 31, 1997. Interest due on the WITECH Line is at the rate of prime plus 2%. On July 28, 1997, the Company repaid $2,000,000 of the Senior Line by conversion of such amount into 20,000 shares of the Company's PIK preferred stock at a rate of $100 per share. This preferred stock is non-voting, non-convertible to common stock, and dividends may be paid, at the Company's election, in shares of preferred stock. Under the WITECH Line, the Company has issued a commitment warrant to WITECH for the purchase of up to 500,000 shares of its common stock at a price of $2.00 per share and 100,000 shares of its common stock at a price of $2.25 per share pursuant to an amendment dated November 5, 1996. The Company has also issued a usage warrant to WITECH for a maximum of 100,000 shares of its common stock at a price of $2.25. The exercise price of the warrants is reduced if the Company issues common stock at less than the then current exercise price. As of September 30, 1997 there were $1,159,000 of borrowings outstanding under the WITECH Line.

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

In addition, in connection with the sale of PIK preferred stock to WITECH, the Company agreed that it would not incur any debt (including capitalized lease obligations), other than debt in favor of WITECH or debt (up to $250,000) representing the deferred purchase price or lease of assets.

The Company will require additional financing during fiscal 1998 in order to meet its requirements for operations and development investments. Management believes that sufficient financing for Fiscal 1998 will be available from the sale of additional securities. The Company has a registration statement in effect for the sale of up to 2,000,000 shares of common stock. Management believes that, based on current trends, the Company will achieve positive cash flow from operations (excluding changes in working capital items) in the quarter ended July 31, 1998. See "Forward Looking Statements." On a long term basis, management believes that financing for the Company's operations, including capital expenditures, will come principally from cash generated from operations. See "Forward Looking Statements."

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

Projected revenues are difficult to estimate because the Company's revenues and operating results may vary substantially from quarter to quarter. The primary cause of the variation is attributed to non-recurring revenues from software license and customization fees. License fee revenues are based on contracts signed and product delivered. Non-recurring revenues are affected by the time required to close large license fee and development agreements, which cannot be predicted with any certainty due to customer requirements and decision-making processes.

Recurring revenues are also difficult to estimate. Recurring revenues from maintenance and subscription fees may be estimated based on the number of subscribers to the Company's services but will be affected by the renewal ratio, which cannot be determined in advance. Recurring revenues from network traffic fees and transaction fees are difficult to estimate as they are determined by usage. Usage is a function of the number of subscribers and the number of transactions per subscriber. Transactions include product ordering, warranty claim processing, inventory and sales reporting, parts number updates and price updates. The Company cannot materially affect or predict the volume of transactions per customer.

Although the Company has recently introduced and plans to expand its Internet-enabled Windows(R) portfolio of products, the marketplace is highly competitive and there can be no assurance that a customer will select the Company's software and services over that of a competitor. The environment in which the Company competes is characterized by rapid technological changes, dynamic customer demands, and frequent product enhancements and product introductions. Some of the Company's current and potential competitors have greater financial, technical, sales, marketing and advertising resources than the Company. The widespread acceptance of the Internet may increase the usage of the Company's product applications and may change the manner in which the Company charges for its services.

ITEM 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and related notes for the fiscal years ended July 31, 1997, 1996 and 1995 together with the report thereon of the Company's independent auditors, Ernst & Young LLP, are attached hereto as Exhibit A-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding the directors of the Company is included in the Company's definitive 1997 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Election of Directors". Information with respect to the Company's executive officers is shown at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in the Company's definitive 1997 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of the Company's common stock is included in the Company's definitive 1997 Annual Meeting Proxy Statement and is incorporated herein by reference. See "Security Ownership of Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to Certain Relationships and Related Transactions is included in the Company's definitive 1997 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Certain Transactions".


                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K


(a)1.
FINANCIAL STATEMENTS

Report of independent auditors on Financial Statements and Financial Statement Schedule.

Balance sheets - July 31, 1997 and 1996.

Statements of operations for each of the three years in the period ended July 31, 1997.

Statements of shareholders' equity for each of the three years in the period ended July 31, 1997.

Statements of cash flows for each of the three years in the period ended July 31, 1997.

Notes to financial statements - July 31, 1997.

The Financial Statements are located immediately following the signature pages.

(a)2.
FINANCIAL STATEMENT SCHEDULES


Schedule II
Valuation and qualifying accounts for the years ended July 31, 1997, 1996 and 1995.


The Financial Statement Schedule is located immediately following the Financial Statements.
All other schedules to which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


(a)3.
EXHIBITS:

See (c) below.

(b)
REPORTS ON FORM 8-K:

On May 23, 1997, the Company filed a Report on Form 8-K with respect to Item 5 thereof.

(c)
EXHIBITS:


EXHIBIT
NUMBER
DESCRIPTION


2.1
Asset Purchase Agreement dated September 25, 1997, among the Company, Empart Technologies, Inc. and Michael S. Jarrett, incorporated herein by reference to
Exhibit 2.1 of the Company's Report on Form 8-K filed October 10, 1997.

3.1
Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 4.1 of the Company's Amendment No. 1 to Registration Statement on Form S-2/A (Reg. No. 333-31295).

3.2
By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company Registration Statement on Form S-1 (Reg. No. 33-43148).

10.1*
1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the Quarter ended October 31, 1996.

10.2*
1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended October 31, 1996.

10.3*
Employment Agreement between the Company and Richard Weening dated as of August 1, 1991, incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Reg. No. 33-43148).

10.4*
Amendment to Employment Agreement between the Company and Richard Weening dated as of September 30, 1993, incorporated herein by reference to Exhibit 10.9 of the Company's Form 10-K for the fiscal year ended July 31, 1993.

10.5*
Amendment to Consulting Agreement dated August 1, 1994 between the Company and Richard Weening, incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K for the fiscal year ended July 31, 1994.

10.6*
Amendment to Consulting Agreement dated August 1, 1995 between the Company and Richard Weening, incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K for the fiscal year ended July 31, 1995.

10.7*
Amendment to Consulting Agreement dated August 1, 1996 between the Company and Richard Weening.

10.8
Loan Agreement by and between the Company and WITECH Corporation dated October 4, 1993, incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended July 31, 1993.

10.9
Amendment to Loan Agreement dated May 19, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-3 (Reg. No. 33-75760).

10.10
Amendment No. 2 to Loan Agreement dated July 28, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Reg. No. 33-80914).

10.11
Consent and Amendment No. 3 to Loan Agreement dated December 2, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended October 31, 1994.

10.12
Amendment No. 4 to Loan Agreement dated October 18, 1995 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the fiscal year ended July 31, 1995.

10.13
Amendment No. 5 to Loan Agreement dated December 20, 1995 between the Company and WITECH Corporation, incorporated herein by reference of Exhibit 10.31 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.14
Amendment No. 6 to Loan Agreement dated January 23, 1996, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.15
Amendment No. 7 to Loan Agreement dated April 20, 1996 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended April 30, 1996.

10.16
Amendment No. 8 to Loan Agreement dated May 31, 1996 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended April 30, 1996.

10.17
Amendment No. 9 to Loan Agreement dated November 5, 1996, between the Company and WITECH Corporation, including Forms of Amended and Restated Commitment Warrant and Usage Warrant, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended October 31, 1996.

10.18
Amendment No. 10 to Loan Agreement dated May 30, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended April 30, 1997.

10.19
Engagement letter with QUAESTUS Management Corporation, dated November 19, 1996.

10.20
Warrant dated July 15, 1994 issued by the Company to QUAESTUS L.P., incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended July 31, 1994.

10.21
Warrant dated July 15, 1994 issued by the Company to Richard W. Weening, incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K for the fiscal year ended July 31, 1994.

10.22
Purchase Agreement, dated May 19, 1994 between the Company and Vulcan Ventures Incorporated, incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-3.

10.23
Purchase Agreement dated December 22, 1994 between the Company and Vulcan Ventures Incorporated, incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended January 31, 1995.

10.24*
Employment letter dated October 20, 1995 from the Company to Brian Dearing, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.25
Preferred Stock Purchase Agreement dated July 15, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-2 (Reg. No. 333-31295) filed on July 15, 1997.

11.1
Computation of per share loss.

23.1
Consent of Ernst & Young LLP

24.1
Powers of Attorney appear on the signature page hereof.

27.1
Financial Data Schedule

*
Management Contract or Compensatory Plan.

---------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 17th day of October, 1997.

     ARI NETWORK SERVICES, INC.


                                 By:  ____________________________
                                      Brian E. Dearing
                                      President & CEO & Acting CFO & Acting CAO



     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian E. Dearing and Mark L. Koczela and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


     SIGNATURE                           TITLE                             DATE

_________________________      President & CEO & Director            _________________,1997
Brian E. Dearing               & Acting CFO & Acting CAO
                               (Principal Executive Officer)



_________________________      Chairman of the Board and Director    _________________,1997
Richard W. Weening



_________________________      Director                              ________________, 1997
William H. Alverson


_________________________      Director                              ________________, 1997
Francis Brzezinski


_________________________      Director                              ________________, 1997
Gordon J. Bridge

_________________________      Director                              ________________, 1997
Eric P. Robison


_________________________      Director                              ________________, 1997
George D. Dalton

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 17th day of October, 1997.

                                 ARI NETWORK SERVICES, INC.

                                 By:   /s/ Brian E. Dearing
                                    ------------------------
                                    Brian E. Dearing,
                                    President & CEO & Acting CFO & Acting CAO



     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian E. Dearing and Mark L. Koczela and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


      SIGNATURE                            TITLE                           DATE
 /s/ Brian E. Dearing           President, CEO & Director                October 17, 1997
------------------------        & Acting CFO & Acting CAO
Brian E. Dearing                (Principal Executive Officer)



 /s/ Richard W. Weening         Chairman of the Board and Director       October 17, 1997
------------------------
Richard W. Weening


 /s/ William H. Alverson        Director                                 October 17, 1997
------------------------
William H. Alverson

 /s/ Gordon J. Bridge           Director                                 October 17, 1997
------------------------
Gordon J. Bridge

 /s/ Francis Brzezinski         Director                                 October 17, 1997
------------------------
Francis Brzezinski

 /s/ Eric P. Robison            Director                                 October 17, 1997
------------------------
Eric P. Robison

 /s/ George D. Dalton           Director                                 October 17, 1997
------------------------
George D. Dalton

                             FINANCIAL STATEMENTS



                             ARI NETWORK SERVICES, INC.



                             Years ended

                             July 31, 1997, 1996 and 1995

                           ARI Network Services, Inc.

                              Financial Statements

                    Years ended July 31, 1997, 1996 and 1995




                                    CONTENTS




Report of Ernst & Young LLP, Independent Auditors ................... 1


Financial Statements

Balance Sheets ...................................................... 2
Statements of Operations ............................................ 4
Statements of Shareholders' Equity .................................. 5
Statements of Cash Flows ............................................ 6
Notes to Financial Statements ....................................... 8

               Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        ERNST & YOUNG LLP

Milwaukee, Wisconsin
September 19, 1997,
  except for Note 10 as  to
  which the date is September 30, 1997

                           ARI Network Services, Inc.

                                 Balance Sheets
                 (Dollars in thousands, except per share data)


                                                                              JULY 31
                                                                           1997      1996
                                                                        -------------------
ASSETS (NOTE 2)
Current assets:
 Cash                                                                   $    64     $   372
 Receivables:
  Trade, less allowance for doubtful accounts of $132 in 1997 and
   $83 in 1996                                                            1,549       1,263
 Other                                                                       19          43
  Prepaid expenses and other                                                140         185
                                                                        -------------------
Total current assets                                                      1,772       1,863

Equipment and leasehold improvements:
 Network system hardware                                                  3,579       2,802
 Leasehold improvements                                                     239         239
 Furniture and equipment                                                    374       1,000
                                                                        -------------------
                                                                          4,192       4,041
  Less accumulated depreciation and amortization                          3,877       3,689
                                                                        -------------------
Net equipment and leasehold improvements                                    315         352

Other assets                                                                372           -

Network system:
 Network platform                                                        11,467      11,467
 Industry-specific applications                                          17,925      16,770
                                                                        -------------------
                                                                         29,392      28,237
 Less accumulated amortization                                           20,435      18,973
                                                                        -------------------
                                                                          8,957       9,264
                                                                        -------------------
                                                                        $11,416     $11,479
                                                                        ===================

                                                                                  JULY 31
                                                                              1997       1996
                                                                            -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Line of credit payable to shareholder                                      $    500   $  3,500
 Notes payable                                                                    46          -
 Accounts payable                                                                650        818
 Unearned income                                                                 543        384
 Accrued payroll and related expenses                                            493        333
 Other accrued expenses                                                          165        177
 Current portion of capital lease obligations                                     64         63
                                                                            -------------------
Total current liabilities                                                      2,461      5,275

Capital lease obligations                                                          8         22

Commitments (Note 3)

Shareholders' equity:
 Preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,000 shares issued and outstanding in 1997
                                                                                   -          -
Common stock, par value $.001 per share, 25,000,000 shares
  authorized; 14,767,017 and 12,937,109 shares issued and outstanding
  in 1997 and 1996, respectively                                                  15         13
 Additional paid-in capital                                                   82,862     76,824
 Accumulated deficit                                                         (73,930)   (70,655)
                                                                            -------------------
Total shareholders' equity                                                     8,947      6,182
                                                                            -------------------
                                                                            $ 11,416   $ 11,479
                                                                            ===================



See accompanying notes.
                                                                               3

                           ARI Network Services, Inc.

                            Statements of Operations
                 (Dollars in thousands, except per share data)


                                                            YEAR ENDED JULY 31
                                                         1997       1996      1995
                                                       -----------------------------
Net revenues:
 Network and other services                             $ 5,235   $ 4,484   $ 3,880
 Software and development                                 1,678       768     1,455
                                                        ---------------------------
                                                          6,913     5,252     5,335
Operating expenses:
 Variable cost of products and services sold
  (exclusive of depreciation and amortization
  shown separately below):
    Network and other services                            1,035       925     1,087
    Software and development                                652       288       149
                                                        ---------------------------
                                                          1,687     1,213     1,236
 Depreciation and amortization                            1,722     1,800     2,388
 Network operations                                       1,004       919     1,171
 Selling, general and administrative                      4,819     4,585     4,756
 Network construction and expansion                       1,897     1,897     1,788
                                                        ---------------------------
                                                         11,129    10,414    11,339
 Less capitalized portion                                (1,155)   (1,230)   (1,616)
                                                        ---------------------------
Total operating expenses                                  9,974     9,184     9,723
                                                        ---------------------------
Operating loss                                           (3,061)   (3,932)   (4,388)
Other income (expense):
 Interest expense                                          (223)     (286)      (65)
 Interest income                                              3         6        22
 Other, net                                                   6         6        92
                                                        ---------------------------
                                                           (214)     (274)       49
                                                        ---------------------------
Net loss                                                $(3,275)  $(4,206)  $(4,339)
                                                        ===========================
Net loss per share of common stock                      $  (.23)  $  (.34)  $  (.36)
                                                        ===========================



See accompanying notes.
                                                                               4

                           ARI Network Services, Inc.

                       Statement of Shareholder's Equity




                                                Number of Shares Issued and
                                                        Outstanding            Par Value
                                                --------------------------------------------------------------------------
                                                                                                  Additional
                                                 Preferred      Common    Preferred    Common      Paid-in    Accumulated
                                                   Stock         Stock      Stock       Stock       Capital      Deficit
                                                --------------------------------------------------------------------------
Balance July 31, 1994                                   -      11,763,812       $-       $12       $73,314     $(62,110)
 Issuance of common stock (net of offering
   costs of $16)                                        -         400,000        -         -         1,584            -
 Exercise of stock options                              -          16,171        -         -            50            -
 Issuance of common stock under stock
   purchase plan                                        -           6,576        -         -            13            -
 Net loss                                               -               -        -         -             -       (4,339)
                                                 ----------------------------------------------------------------------
Balance July 31, 1995                                   -      12,186,559        -        12        74,961      (66,449)
 Issuance of common stock  (net of offering
   costs of $49)                                        -         735,294        -         1         1,825            -
 Exercise of stock options                              -          10,780        -         -            27            -
 Issuance of common stock under stock
   purchase plan                                        -           4,476        -         -            11            -
 Net loss                                               -               -        -         -             -       (4,206)
                                                 ----------------------------------------------------------------------
Balance July 31, 1996                                   -      12,937,109        -        13        76,824      (70,655)
 Issuance of common stock (net of offering costs
   of $11)                                              -       1,264,706        -         2         2,784            -
 Issuance of common stock in connection with
   acquisition of cd\*. IMG, Inc.                       -         117,647        -         -           250            -
 Issuance of common stock as payment of line
   of credit                                            -         444,444        -         -         1,000            -
 Issuance of common stock under stock
   purchase plan                                        -           3,111        -         -             4            -
 Issuance of preferred stock                       20,000               -        -         -         2,000            -
 Net loss                                               -               -        -         -             -       (3,275)
                                                 ----------------------------------------------------------------------
Balance July 31, 1997                              20,000      14,767,017       $-       $15       $82,862     $(73,930)
                                                 ======================================================================



See accompanying notes.
                                                                               5

                           ARI Network Services, Inc.

                            Statements of Cash Flows
                                 (In Thousands)

                                                                          YEAR ENDED JULY 31
                                                                     1997         1996         1995
                                                                   ----------------------------------
OPERATING ACTIVITIES
Net loss                                                            $(3,275)     $(4,206)     $(4,339)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Amortization of network system                                     1,462        1,244        1,591
   Depreciation and other amortization                                  260          556          797
   Other                                                                  -            -         (147)
   Net change in receivables and prepaid expenses                      (183)        (206)          62
   Net change in accounts payable, unearned income
     and accrued expenses                                               (19)          94         (195)
                                                                   ----------------------------------
Net cash used in operating activities                                (1,755)      (2,518)      (2,231)

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                        (79)         (11)         (58)
Collection of note receivable                                             -            -          144
Network system costs capitalized                                     (1,155)      (1,230)      (1,616)
                                                                   ----------------------------------
Net cash used in investing activities                                (1,234)      (1,241)      (1,530)

FINANCING ACTIVITIES
Borrowings (repayments) under line of credit                         (2,000)       2,100        1,400
Payments of capital lease obligations and notes payable                (109)         (68)         (80)
Proceeds from issuance of preferred stock                             2,000            -            -
Proceeds from issuance of common stock                                2,790        1,863        1,647
                                                                   ----------------------------------
Net cash provided by financing activities                             2,681        3,895        2,967
                                                                   ----------------------------------
Net increase (decrease) in cash and cash equivalents                   (308)         136         (794)
Cash at beginning of year                                               372          236        1,030
                                                                   ----------------------------------
Cash at end of year                                                 $    64      $   372      $   236
                                                                   ==================================
Cash paid for interest                                              $   214      $   286      $    65
                                                                   ==================================
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for -
 Network system hardware                                             $    28      $    13      $    44
Issuance of common stock for acquisition of
 stock of cd\*.IMG, Inc.                                                 250            -            -
Issuance of common stock as payment of line of
 credit                                                                1,000            -            -


See accompanying notes.
                                                                               6

                           ARI Network Services, Inc.

                         Notes to Financial Statements

                                 July 31, 1997




1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

ARI Network Services, Inc. (the Company) operates in one business segment and provides standards-based Internet enabled electronic commerce services to companies in selected industry sectors and distribution channels. These services use telecommunications and computer technology to help customers conduct business electronically, computer-to-computer, with minimal changes to their internal business systems. Currently, the Company provides electronic commerce services to four industry sectors: the U.S. and Canadian agribusiness industry, the U.S. and Canadian equipment industry, the U.S. and Canadian freight transportation industry, and the U.S. non-daily newspaper publishing industry. The Company's services include: telecommunication networking, incompatible computer systems connectivity, electronic mail messaging, electronic data interchange translation, product and participant directories and databases (on-line or on CD-ROM), information exchange and retrieval, and a wide range of customer specified electronic commerce and transaction processing applications. The Company also provides end user application related to the electronic commerce services and a range of professional services, including consulting, customer application development, installation, education and support. The Company's electronic commerce services may be broadly categorized as either transaction management or data management services. The Company's customers are located primarily in the United States and Canada.

REVENUE RECOGNITION

The Company recognizes revenue from the license of software packages upon delivery of the software to the customer. When significant obligations remain after the software product has been delivered, revenue is not recognized until such obligations have been completed or are no longer significant. The costs of any insignificant obligations are accrued when the revenue is recognized.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and under accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

                                                 Years
                                                 ------

            Network system hardware              2 - 10
            Leasehold improvements                 10
            Furniture and equipment              2 - 5

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

CAPITALIZED INTEREST COSTS

In 1997, 1996 and 1995, interest costs of $35,000, $41,000, and $6,000, respectively, were capitalized and included in the network system.

NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during each year.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS No. 128 is not permitted. The Company's adoption of the provisions of SFAS No. 128 will result in the dual presentation of basic and diluted per share amounts on the Company's statement of operations. Diluted per share amounts as calculated under SFAS No. 128 are not expected to materially differ from loss per share amounts previously presented.

                           ARI Network Services, Inc.

2. REVOLVING LINES OF CREDIT

In December 1994, the Company entered into a $1,500,000 revolving line of credit agreement with two shareholders. On October 18, 1995, the agreement was extended to December 31, 1996. In December 1996, the Company issued 444,444 shares of common stock as payment of $1,000,000 of the revolving line of credit. The remaining balance under the revolving line of credit was repaid and the line of credit was terminated.

The Company has a $2,000,000 revolving line of credit agreement with a shareholder that was extended on November 5, 1996 to expire on December 31, 1997. The Company is required to pay a fee of .025% per month on the unused portion of the line of credit. In connection with this agreement, the Company issued the shareholder a warrant to purchase 250,000 shares of common stock at $2 per share. The value of the warrant of $62,500 was recorded as additional paid-in capital in fiscal 1994. In connection with extensions of the agreement on October 18, 1995 and November 5, 1996, warrants for an additional 250,000 shares of common stock at $2 per share and 100,000 shares of common stock at $2.25 per share, respectively, were issued, which approximated fair market value. The warrants will lapse on September 30, 2000, as to any shares of common stock not issued. In addition, on November 5, 1996, the Company issued a warrant that provides the shareholder the right to purchase 25,000 shares of common stock at $2.25 per share for each $250,000 of principal drawn under the line of credit in excess of $1,000,000. Borrowings under the line of credit bear interest at prime plus 2%. The line of credit agreement is secured by substantially all assets of the Company. The agreement contains various restrictive covenants including maintenance of a minimum level of net worth and restrictions on additional indebtedness.

On May 30, 1997, the line of credit was amended to provide a bridge loan of $500,000 through September 30, 1997. Borrowings under the bridge loan bear interest at prime plus 2.0%.

3.   CAPITAL AND OPERATING LEASES AND RELATED-PARTY TRANSACTIONS

At July 31, 1997 and 1996, the following amounts of assets acquired in capital lease transactions are included in the cost of equipment (in thousands):

                                                        1997      1996
                                                        --------------
Network system hardware                                 $614      $586
Furniture and equipment                                  115       115
                                                        --------------
                                                         729       701
Less accumulated amortization                            646       500
                                                        --------------
                                                        $ 83      $201
                                                        ==============

                           ARI Network Services, Inc.

3.   CAPITAL AND OPERATING LEASES AND RELATED-PARTY TRANSACTIONS (CONTINUED)

The Company leases its office space under an operating lease arrangement expiring in fiscal 2002. The Company is liable for its share of increases in the landlord's direct operating expenses and real estate taxes up to 5% of the previous year's rent. The total rental expense for the operating lease was $645,000 in 1997, $946,000 in 1996 and $917,000 in 1995.

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):


Fiscal year ending                                  Capital Leases     Operating Lease
------------------                                  ----------------------------------
1998                                                     $69                $  394
1999                                                      32                   394
2000                                                       7                   394
2001                                                       -                   394
2002                                                       -                   394
                                                    -------------------------------
Total minimum lease payments                             108                $1,970
                                                                       ============
Amounts representing interest                             36
                                                    ----------
Present value of minimum capital lease payments           72
Less amounts payable in one year                          64
                                                    ----------
                                                          $8
                                                    ==========


The Company and Quaestus Limited Partnership (Quaestus), a shareholder, have an agreement dated September 30, 1993, whereby Quaestus assists the Company with investor relations, executive recruiting, business and strategic planning and corporate finance matters. During fiscal 1995, the Company expensed $20,000 per month in the first fiscal quarter, $15,000 per month in the second fiscal quarter and $11,000 per month in the third and fourth fiscal quarters for services provided by Quaestus. During fiscal 1996, the Company expensed $11,000 in each of August and September 1995 and $20,000 per month for the remainder of fiscal 1996 for services provided by Quaestus. During fiscal 1997, the Company expensed $20,000 in August through November 1996 and $12,000 per month for the remainder of fiscal 1997 for services provided by Quaestus.

In September 1994, Quaestus was issued a warrant to purchase 250,000 shares of common stock at $4.25 per share exercisable through December 1999.

                           ARI Network Services, Inc.

4. SHAREHOLDERS' EQUITY

In July 1997, the Company issued 20,000 shares of Series A Preferred Stock for proceeds of $2,000,000 to a shareholder. The shares are entitled to cumulative annual dividends equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors. Prior to August 1, 2002, dividends payable may be paid, at the Company's option, in lieu of cash, in additional shares of Series A Preferred Stock. The Company may redeem outstanding shares at any time at the redemption price of $100 per share plus accrued and unpaid dividends.

In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock.

In connection with issuance of common stock in fiscal 1995, the Company issued a shareholder a warrant to purchase an additional 125,000 shares of common stock at $4.00 per share, exercisable through December 1997.

5. STOCK PLANS

The Company's 1991 Stock Option Plan (Stock Option Plan) has 2,000,000 shares of common stock reserved for issuance.

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

                           ARI Network Services, Inc.

5. STOCK PLANS (CONTINUED)

At its discretion, the Stock Option Committee may require a participant to be employed by the Company for a designated number of years prior to exercising any options. The Committee may also require a participant to meet certain performance criteria, or that the Company meet certain targets or goals, prior to exercising any options.

Changes in option shares under the Stock Option Plan are as follows:


                                                     1997        1996       1995
                                                  --------------------------------
Options outstanding at beginning of year          1,044,856     685,097    994,570
Granted:
  1997--$1.75 to $3.00 per share                    743,500           -          -
  1996--$1.625 to $2.50 per share                         -     485,600          -
  1995--$2.75 per share                                   -           -    226,000
Exercised:
  1996--$2.50 per share                                   -     (10,780)         -
  1995--$2.00 to $3.50 per share                          -           -    (16,171)
Canceled or expired                                (391,769)   (115,061)  (519,302)
                                                  --------------------------------
Options outstanding at end of year                1,396,587   1,044,856    685,097
                                                  ================================
Options exercisable at July 31                      721,128     487,322    384,032
                                                  ================================
Options available for grant at July 31              440,813     292,544    663,087
                                                  ================================

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

The Company's 1993 Director Stock Option Plan (Director Plan) has 300,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan are granted at the fair market value of the stock on the date immediately preceding the date of grant. Each option granted under the Director Plan is exercisable one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

                           ARI Network Services, Inc.

5. STOCK PLANS (CONTINUED)


                                                 1997      1996     1995
                                                ------------------------
Options outstanding at beginning of year         91,800   74,500   39,000
Granted:
  1997--$1.72 per share                          22,200        -        -
  1996--$2.00 and $2.875 per share                    -   37,800        -
  1995--$2.56 and $3.75 per share                     -        -   35,500
Expired                                               -  (20,500)       -
                                                -------------------------
Options outstanding at end of year              114,000   91,800   74,500
                                                =========================
Options exercisable at July 31                   93,300   73,000   39,000
                                                =========================
Options available for grant at July 31          186,000   28,200   45,500
                                                =========================

Certain nonemployee directors have been granted stock options aggregating 160,000 shares of common stock at $2 to $4.25 per share.

The Company reports stock-based compensation expense under the intrinsic value-based method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma effect of applying the fair value-based method under SFAS No. 123, "Accounting for Stock-Based Compensation," to the Company's stock options granted during the years ended July 31, 1997 and 1996 would not result in net loss and net loss per share materially different from the amounts reported.

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, are as follows (in thousands):

                                                  1997          1996
                                                ----------------------
Deferred tax assets:
  Net operating loss carryforwards              $ 31,542     $ 30,993
  Other                                              372          386
                                                ---------------------
Total deferred tax assets                         31,914       31,379
Valuation allowance for deferred tax assets      (28,403)     (27,748)
                                                ---------------------
Net deferred tax asset                             3,511        3,631
Deferred tax liabilities -
  Network system                                   3,511        3,631
                                                ---------------------
Net deferred taxes                              $      -     $      -
                                                =====================

                           ARI Network Services, Inc.

6. INCOME TAXES (CONTINUED)

As of July 31, 1997, the Company has unused net operating loss carryforwards for income tax purposes of $29,812,000 expiring in 2007 through 2012.

In addition, the Company has unused net operating loss carryforwards for income tax purposes of $17,030,000 expiring between 1998 and 2002, of which not more than $444,000 annually can be utilized to offset taxable income. Also, the Company has unused net operating loss carryforwards for income tax purposes of $33,623,000 expiring between 2003 and 2007, of which not more than $3,655,000 annually can be utilized to offset taxable income. Use of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code because of changes in ownership in 1987 and 1992.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to net loss is as follows (in thousands):


                                         1997      1996      1995
                                       ----------------------------
Computed income taxes at 34%           $(1,114)  $(1,430)  $(1,475)
Other                                        7         5         4
Net operating loss carryforward          1,107     1,425     1,471
                                       ---------------------------
Income tax expense                     $     -   $     -   $     -
                                       ===========================

7. EMPLOYEE BENEFIT PLAN

The Company has a tax-qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 15%, up to a maximum of $9,500 in calendar 1997 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company has not made any contribution to the 401(k) Plan since its inception.

                           ARI Network Services, Inc.

8. MAJOR CUSTOMERS

Sales to one customer were 12%, 12% and 11% of net revenues during fiscal 1997, 1996 and 1995, respectively. Accounts receivable from this customer were approximately $74,000 and $116,000 at July 31, 1997 and 1996, respectively. Sales to one other customer were 10% and 12% of net revenues during fiscal 1997 and 1996, respectively. Accounts receivable from this customer were approximately $52,000 and $149,000 at July 31, 1997 and 1996, respectively.

9. FINANCIAL CONDITION

Since its organization in 1981, the Company has experienced net losses. In addition, the Company has experienced significant negative cash flows from its operating activities.

The Company has an effective registration statement for the sale of up to 2,000,000 shares of its common stock for which the Company expects to receive approximately $2,000,000. In the event the Company does not receive proceeds of $2,000,000 from the sale of these shares of common stock, a shareholder has indicated it will financially support the Company for the shortfall, if needed.

10.  SUBSEQUENT EVENT

On September 30, 1997, the Company acquired the stock of Empart Technologies, Inc. through the issuance of 653,957 shares of its common stock at $1 per share. The acquisition will be accounted for as a purchase.

                                                                     Schedule II



                           ARI NETWORK SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                    Years ended July 31, 1997, 1996 and 1995
                             (Dollars in Thousands)





                                       BALANCE AT      ADDITIONS
                                       BEGINNING       CHARGED TO                      BALANCE AT
          DESCRIPTION                   OF YEAR         EXPENSE        DEDUCTIONS      END OF YEAR
Allowance for doubtful accounts-
 accounts receivable:

 1997                                  $ 83             $100           $  51 (A)          $132
                                       ----             ----           -----              ----
 1996                                  $122             $ 65           $ 104 (A)          $ 83
                                       ----             ----           -----              ----
 1995                                  $ 65             $ 92           $  35 (A)          $122
                                       ----             ----           -----              ----
Allowance for doubtful accounts-
 note receivable:

 1997                                  $  -             $  -           $   -              $  -
                                       ----             ----           -----              ----
 1996                                  $  -             $  -           $   -              $  -
                                       ----             ----           -----              ----
 1995                                  $250             $(94) (B)      $ 156 (B)          $  -
                                       ----             ----           -----              ----

(A)  Uncollectible accounts written off, net of recoveries.

(B) During fiscal 1995, $144 was collected on a note receivable of $300, resulting in a credit to the statement of operations of $94.