Form 10-Q
period 1997-10-31
ARI NETWORK SERVICES INC /WI
filed 1997-12-15
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1997

                                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                  to
                               ----------------    ----------------
Commission file number 000-19608

                           ARI Network Services, Inc.

             (Exact name of registrant as specified in its charter.)

           WISCONSIN                                  39-1388360
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


               330 E. Kilbourn Avenue, Milwaukee, Wisconsin 53202
               --------------------------------------------------
                     (Address of principal executive office)

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

                  YES   X                      NO
                       ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 10, 1997.

Common Stock, Par Value $.001 Per Shares 4,162,744 Shares Outstanding

                                            ARI NETWORK SERVICES, INC.

                                                     FORM 10-Q

                                    FOR THE THREE MONTHS ENDED October 31, 1997

                                                       INDEX

PART I - FINANCIAL INFORMATI0N


                                                                                                       Page

   Item 1         Financial statements                                                                  3-6
                           Condensed balance sheets - October 31, 1997 and July 31, 1997.                3

                           Condensed statements of operations for the three months ended                 4
                           October 31, 1997 and 1996.

                           Condensed statements of cash flows for the three months ended                 5
                           October 31, 1997 and 1996.

                           Notes to unaudited condensed financial statements.                            6

    Item 2        Management's discussion and analysis of financial condition and results              7-12
                  of operations.

PART II - OTHER INFORMATION

     Item 2       Changes in securities                                                                 12
     Item 4       Submission of matters to a vote of security holders                                  12-13
     Item 6       Exhibits                                                                              13

Signatures

                           ARI NETWORK SERVICES, INC.
                            CONDENSED BALANCE SHEETS

                    (Dollars in thousands, except share data)

                                   (Unaudited)


                                                                                 OCTOBER 31    JULY 31
                                                                                   1997         1997

                                                                                 (UNAUDITED)   (AUDITED)

ASSETS

Current assets:
    Cash                                                                           $  1,422    $     64
    Receivables                                                                       1,881       1,568
    Prepaid expenses and other                                                          151         140
                                                                                   --------    --------
        Total current assets                                                          3,454       1,772
Equipment & leasehold improvements, net of
    accumulated depreciation and amortization                                           529         315
Goodwill                                                                                413         372
Network platform net of accumulated depreciation                                      6,585       6,759
Industry specific applications, net of accumulated amortization                       2,917       2,198
                                                                                   --------    --------

    Total Assets                                                                   $ 13,898    $ 11,416
                                                                                   ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Line of credit with shareholders                                               $  1,619    $    500
    Accounts payable                                                                   732         650
    Unearned revenue                                                                    545         543
    Other accrued expenses                                                             782         704
    Current portion of capital lease obligations                                         65          64
                                                                                   --------    --------
        Total current liabilities                                                     3,743       2,461

Capital lease obligations                                                                28           8
Shareholders' equity:
    Preferred stock, par value $.001 per share, 1,000,000 shares authorized;
      20,000 shares issued and outstanding at October 31, 1997 and July 31, 1997        -           -
    Common stock, par value $.001 per share, 25,000,000 shares authorized;
       4,142,744 and 3,691,754 shares issued and outstanding at October 31,
      1997 and July 31, 1997, respectively                                                4           4
    Additional paid-in capital                                                       84,646      82,873
    Accumulated deficit                                                             (74,523)    (73,930)
                                                                                   --------    --------

        Total shareholders' equity                                                   10,127       8,947
                                                                                   --------    --------

Total Liabilities & Shareholders' Equity                                           $ 13,898    $ 11,416
                                                                                   ========    ========


See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (Dollars in thousands, except share data)

                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                      OCTOBER 31

                                                                                    1997        1996
                                                                                    ----        ----
Net revenues:
    Network and other services                                                    $ 1,357    $ 1,328
    Software and development                                                          666        355
                                                                                  -------    -------
       Total net revenues                                                           2,023      1,683

Operating Expenses:

     Variable cost of products and services sold (exclusive of depreciation and amortization shown below):

        Network and other services                                                    341        268
        Software and development                                                      134        213
                                                                                  -------    -------
           Total variable costs of products and services sold                         475        481

     Depreciation and amortization                                                    414        528
     Network operations                                                               188        229
     Selling, general and administrative                                            1,346      1,316
     Research and development                                                         563        340
                                                                                  -------    -------
Operating expenses before amounts capitalized                                       2,986      2,894
     Less capitalized expenses*                                                      (404)      (152)
                                                                                  -------    -------
Total operating expenses                                                            2,582      2,742
                                                                                  -------    -------
Operating loss                                                                       (559)    (1,059)
Interest expense                                                                      (34)       (90)
                                                                                  -------    -------
Net loss                                                                          ($  593)   ($1,149)
                                                                                  =======    =======
Average common shares outstanding                                                   3,747      3,432
Net loss per common share                                                         ($ 0.16)   ($ 0.33)

* In accordance with FASB 86, includes a portion of network and product development expense and other operating expenses directly related to the development process.

See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                             OCTOBER 31

                                                           1997      1996
                                                           ----      ----
 OPERATING ACTIVITIES
     Net loss                                           ($  593)   ($1,149)
     Amortization of network platform                       203        172
     Amortization of industry specific applications         151        219
     Depreciation and other amortization                     60        137
     Net change in operating assets                         (11)       207
     Net change in operating liabilities                   (200)         4
                                                        -------    -------
     Net cash used in operating activities                 (390)      (410)

INVESTING ACTIVITIES

     Purchase of equipment and leasehold improvements       (76)       (21)
     Network platform costs capitalized                     -          -
     Industry specific application costs capitalized       (404)       (93)
                                                        -------    -------
     Net cash used in investing activities                 (480)      (114)

FINANCING ACTIVITIES

     Borrowings (repayments) under line of credit         1,119     (2,035)
     Payment of capital lease obligations                   (10)       (16)
     Proceeds from issuance of common stock               1,119      2,797
                                                        -------    -------
     Net cash provided by financing activities            2,228        746
                                                        -------    -------

     Net increase in cash and cash equivalents            1,358        222
     Cash at beginning of period                             64        372
                                                        -------    -------
     Cash at end of period                              $ 1,422    $   594
                                                        =======    =======
     Cash paid for interest                             $    34    $    90
                                                        =======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES
     Capital lease obligations incurred for -
       network system equipment                              30         59
     Issuance of common stock for acquisition               654          -


See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
                                October 31, 1997

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

2.       NET LOSS PER COMMON SHARE

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period.

3.       SUBSEQUENT EVENT

On November 19, 1997, the Company's shareholders voted to amend the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock while keeping 25,000,000 authorized shares of $.001 par value Common Stock. This amendment was effective as of November 19, 1997 and has been reflected in the financial statements. The number of shares and net loss per common share in the accompanying financial statements have been adjusted for the reverse stock split.

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                    REVENUES

Total revenue for the quarter ended October 31, 1997 increased $340,000 or 20% compared to the same period last year, representing the Company's seventh consecutive quarter of year-over-year revenue improvement. Management expects the year-over-year quarterly increases in revenue to continue through fiscal 1998 and that the percentage increase will fluctuate from quarter to quarter. See "Forward Looking Statements."

The Company provides business-to-business electronic commerce network services and end user software to customers in selected vertical markets with shared distribution channels. The Company's strategy is to build sustainable recurring revenues in these selected vertical markets from each of its primary services and software products. Accordingly, management reviews the Company's recurring vs. non-recurring revenue in aggregate and within each vertical market.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.

                               THREE MONTHS ENDED
                                   OCTOBER 31
                                 (IN THOUSANDS)

                                            PERCENTAGE
VERTICAL MARKET             1997     1996    CHANGE
                            ----     ----    ------
 Agribusiness Industry
      Recurring           $  633   $  529     20%
      Non-recurring          257      463    (44%)
                          ------   ------
      Subtotal               890      992    (10%)
Equipment Industry
     Recurring               133       72     85%
     Non-recurring           386       48    704%
                          ------   ------
     Subtotal                519      120    333%
Transportation Industry
    Recurring                189      174      9%
    Non-recurring             64       39     64%
                          ------   ------
    Subtotal                 253      213     19%
Publishing Industry
    Recurring                322      303      6%
    Non-recurring             11       11      -
                          ------   ------
    Subtotal                 333      314      6%
Other Revenue
    Recurring                 28       44    (36%)
    Non-recurring            -        -        -
                          ------   ------
    Subtotal                  28       44    (36%)
Total Revenue
    Recurring              1,305    1,122     16%
    Non-recurring            718      561     28%
                          ------   ------
    Grand Total           $2,023   $1,683     20%
                          ======   ======

Recurring revenues are derived from network traffic fees, maintenance and support fees, transaction fees, license renewals and subscription fees. The year-over-year increase in recurring revenues for the quarter ended October 31, 1997 was primarily due to increased network traffic fees in the Agribusiness Industry and maintenance and support fees in the Equipment Industry. Recurring revenues represented 65% of total revenue for the three month period ended October 31, 1997 compared to 67% for the same period last year. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix is likely to fluctuate from quarter to quarter. See "Forward Looking Statements."

Non-recurring revenues are derived from software license fees and professional services fees. The year-over-year increase in non-recurring revenues for the quarter ended October 31, 1997 was primarily due to increases in software license fees and professional services fees in the Equipment Industry.

Agribusiness Industry

The Agribusiness Industry comprises several vertical markets including agricultural and specialty chemicals, livestock pharmaceuticals, feed and seed. Revenues from the Agribusiness Industry are derived from software license fees, maintenance and support fees, network traffic fees and professional services fees. Recurring revenues in the Agribusiness Industry increased due to increases in network traffic fees. The decrease in non-recurring revenues was due to the completion of substantial sales force automation software customization projects for two major customers during the fourth quarter of fiscal 1997. Management expects total revenues in the Agribusiness Industry will increase for the balance of fiscal 1998. See "Forward Looking Statements."

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power equipment, outboard marine, automotive, motorcycle, recreational vehicles and power generation. Revenues from the Equipment Industry are derived from software license fees, maintenance and support fees, subscription fees, network traffic fees and professional services fees. Revenues from Empart(TM), the Company's recently acquired electronic publishing software, are included in the Equipment Industry revenues. See "Other Items." Recurring revenues in the Equipment Industry increased due to maintenance and support fees from the Company's PLUS(1)(R) software acquired in November 1996. Non-recurring revenues in the Equipment Industry increased primarily due to software license fees from PLUS(1)(R) and Empart(TM). See "Other Items." Management expects total revenues in the Equipment Industry will continue to increase for the balance of fiscal 1998. See "Forward Looking Statements."

Transportation Industry

Revenues from the Transportation Industry are derived from maintenance and support fees, transaction fees and professional services fees charged to the Association of American Railroads for the creation and maintenance of the Customer Identification File. The increase in Transportation revenues was due to growth in recurring maintenance and support fees as the Customer Identification File increased in size and due to non-recurring professional services fees for the development of a corporate family linkage file for price application. Management expects that revenues in the Transportation Industry will continue at approximately the same level for the remainder of fiscal 1998, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statements."

Publishing Industry

Revenues from the Publishing Industry are derived from recurring connect time and subscription fees and non-recurring service initiation fees charged to the Company's Newsfinder(R) customers. Newsfinder(R) manages the approximately 20,000 news stories per week output of the Associated Press, providing access to some 800 publishers with more than 1,300 weekly and monthly newspapers. Management expects that revenues in the Publishing Industry will continue at approximately the same level for the remainder of fiscal 1998, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statements."

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.


                                                                             THREE MONTHS
                                                                                 ENDED
                                                                              OCTOBER 31,
                                                                            (IN THOUSANDS)

                                                                                 PERCENTAGE
                                                               1997      1996      CHANGE
                                                               ----      ----      ------
Operating expenses:
Variable cost of products and services sold
    (exclusive of depreciation and amortization shown below) $  475    $   481      (1%)
Network operations                                              188        229     (18%)
Selling, general & administrative                             1,346      1,316       2%
Research and development                                        563        340      66%
                                                             ------    -------

Gross cash expenses                                           2,572      2,366       9%

Depreciation and amortization                                   414        528     (22%)
Less capitalized expenses                                      (404)      (152)    166%
                                                            -------    -------
    NET OPERATING EXPENSES                                  $ 2,582    $ 2,742      (6%)
                                                            =======    =======

The decrease in operating expenses was the result of slightly higher gross cash expenses offset by increased capitalized expenses. The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore management expects fluctuations between development and capitalized expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. For the period ended October 31, 1997 the Company's technical resources were focused primarily on the development of the TradeRoute(TM) and PLUS(1)(R) for Windows(R) products. During the same period last year, the technical staff was focused primarily on certain large software customization projects.

Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing fees, customization labor and temporary help fees. Variable cost of products and services sold as a percentage of revenue was 23% and 29% for the three month periods ended October 31, 1997 and 1996, respectively. Management expects gross margins in future quarters to fluctuate based on the mix of products and services sold. See "Forward Looking Statements."

Selling, general and administrative expenses increased only $30,000 or 2% for the three month period ended October 31, 1997 compared to the same period last year despite a 20% increase in revenues. The increase was primarily due to higher commissions and selling expenses as a result of the increase in revenues.

The decrease in depreciation and amortization expense was due to accelerated amortization of the Company's remaining DOS products in fiscal 1997. Capitalized expenses represented 72% and 45% of research and development for the three month periods ended October 31, 1997 and 1996, respectively. The increase was the result of the shift of technical staff from customization of software, which is expensed as variable cost of products and services sold, to capitalized development of TradeRoute(TM) and PLUS(1)(R) for Windows(R).

                                   OTHER ITEMS

Interest expense decreased $56,000 or 62% for the three month period ended October 31, 1997 compared to the same period last year. The decrease in interest expense reflects the conversion of portions of the Company's lines of credit with shareholders into shares of the Company's Preferred Stock. See "Liquidity and Capital Resources." Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss decreased $556,000 or 48% for the three month period ended October 31, 1997 compared to the same period last year, representing the Company's fourth consecutive quarter of year-over-year net loss improvement. Management expects the year-over-year quarterly improvement in net loss to continue through fiscal 1998. See "Forward Looking Statements."

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

On September 30, 1997, the Company completed the acquisition of Empart Technologies, Inc., in a stock for assets transaction. Empart Technologies, Inc. was a California-based developer of software for electronic parts catalogs. Empart's products included EMPART publisher(TM), which converts data from a variety of forms into an electronic format, and EMPART viewer(TM), a high-end configurable parts catalog. Empart's customers included ABB Power Generation, Inc., Yamaha Electronics of America, the auto dealer service group of Automatic Data Processing, Inc. (ADP) and Coachmen Recreational Vehicle Company. Empart Technologies is the Company's second acquisition in less than 12 months. The acquisition is not expected to have a material impact on the Company's financial position. However, this non cash transaction is reflected in several line items of the Company's balance sheet, but is not reflected in the statements of cash flows because the acquisition was a non-cash transaction. See "Forward Looking Statements."

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                                                         THREE MONTHS ENDED
                                                            OCTOBER 31
                                                          (IN THOUSANDS)

                                                                        PERCENTAGE
                                                        1997     1996     CHANGE
                                                        ----     ----     ------
Net cash used in operating activities before changes
  in working capital                                     ($179)   ($199)     10%
Net cash used in investing activities                     (480)    (114)    321%
                                                          ----     ----     ---
   Subtotal                                               (659)    (735)    (10%)
Effect of  net changes in working capital                 (211)     211    (200%)
                                                          ----     ----     ---
   Net cash used in operating and investing activities   ($870)   ($524)     66%

Net cash used in operating activities before changes in working capital decreased due to cost controls and increased revenues. Management believes that, based on current trends, the Company will achieve positive cash flow from operations before changes in working capital in the quarter ending July 31, 1998. Net cash used in investing activities increased due to the development of TradeRoute(TM) and PLUS(1)(R) for Windows(R).

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1998 and there can be no assurance that profitability will be achieved thereafter. The Company also expects to incur significant expenditures for research and development. The Company expects to fund research and development costs and negative cash flow from operations in fiscal 1998 from the sale of securities and from a line of credit secured with the Company's accounts receivables. See "Forward Looking Statement."

At October 31, 1997, the Company had cash of approximately $1,422,000 compared to approximately $64,000 at July 31, 1996. During first quarter fiscal 1998, the Company raised $1,119,000 exclusive of expenses from the sale of common stock. The proceeds were used to fund operations and retire portions of the outstanding revolving credit lines.

The Company has a line of credit with WITECH, (the "WITECH" Line) that has been in place since October 4, 1993. The WITECH Line was amended on May 30, 1997 to include a bridge loan of $500,000, bringing the line up to $2,500,000. The bridge loan was repaid September 30, 1997 and the balance of the WITECH Line is due on December 31, 1997. The Company expects to satisfy the obligation or to renegotiate an extension of the line of credit, although there can be no assurance that either of these will occur. See "Forward Looking Statement." Interest due on the WITECH Line is at the rate of prime plus 2%. On November 17, 1997, the Company repaid $950,000 of the Senior Line from the proceeds of the common stock. In connection with obtaining the WITECH Line in 1993, the Company issued a warrant to WITECH for the purchase of up to 125,000 shares of its common stock at a price of $8.00 per share and 50,000 shares of its common stock at a price of $9.00 per share pursuant to an amendment dated November 5, 1996. The Company has also issued a usage warrant to WITECH for a maximum of 25,000 shares of its common stock at a price of $9.00. Pursuant to the terms of the warrants, the exercise price was reduced to $4.00 when the Company issued common stock at that price during the quarter ended October 31, 1997. As of November 30, 1997 there were $534,000 of borrowings outstanding under the WITECH Line.

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

The Company will require additional financing during fiscal 1998 in order to meet its requirements for operations and development investments. Management believes that sufficient financing for fiscal 1998 will be available from the sale of additional securities and from additional borrowings. The Company has a registration statement in effect for the sale of up to an additional 500,000 shares of common stock, of which 112,500 shares remain unsold. Management believes that, based on current trends, the Company will achieve positive cash flow from operations (excluding changes in working capital items) in the quarter ended July 31, 1998. On a long term basis, management believes that financing for the Company's operations, as well as capital expenditures, will come principally from cash generated from operations. See "Forward Looking Statements."

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

                           PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

On September 30, 1997, the Company acquired substantially all of the assets of Empart Technologies, inc. ("Empart"), a Foster City California based developer of software for electronic parts catalogs, and assumed approximately $400,000 of specified liabilities of Empart. These liabilities are expected to be paid by the cash flows generated from the acquired business. The assets consisted primarily of proprietary software and other intangible assets, receivables, customer contracts, computers and other office equipment. In connection with the acquisition the Company issued 163,490 shares of Common Stock, which was distributed to Empart's shareholders upon the liquidation of Empart. In addition, the Company retained Mr. Michael Jarrett, Empart's president, who will serve in a senior sales and marketing capacity with ARI, and several of Empart's technical staff, who will continue development of the Company's electronic parts catalog software applications.

The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof as a transaction by an issuer not involving any public offering. Empart had fewer than 20 shareholders, most of whom were "accredited investors" pursuant to Rule 501 under the Securities Act. All shareholders were financially sophisticated and capable of evaluating the merits and risks of the transaction. The shares acquired by Empart's shareholders were acquired for the account of the shareholders, for investment, and not with a view of the distribution or resale thereof. The shares issued in the transaction have a restrictive legend and may not be transferred unless registered under the Securities Act or an exemption from registration is available.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its 1997 Annual Meeting of Shareholders on November 19, 1997.

         (b) Votes cast for the election of two directors to serve until the 2000 Annual Shareholder's Meeting were as follows:

----------------------------------------  ------------------------------------------
           Gordon J. Bridge                           George D. Dalton
----------------------------------------  ------------------------------------------
For                           10,867,081  For                             10,865,581
Against                           49,400  Against                             50,900
Abstain                                0  Abstain                                  0
Broker Non-Vote                        0  Broker Non-Vote                          0
----------------------------------------  ------------------------------------------

Votes cast to amend the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock while keeping 25,000,000 authorized shares of $0.001 par value Common Stock were as follows:

                  For                          10,687,893
                  Against                         151,449
                  Abstain                          49,959
                  Broker Non-Vote                  27,180

Votes cast to ratify the appointment of Ernst & Young LLP as the Company's auditors for the year ending July 31, 1998 were as follows:

                  For                          10,848,580
                  Against                          33,901
                  Abstain                          34,000
                  Broker Non-Vote                       0


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      10.1 Articles of Incorporation of the Company, as amended.

         (b) Reports on Form 8-K. On October 10, 1997, a Report on Form 8-K with respect to Item 2 of Form 8-K. On December 12, 1997, the Company filed a report on Form 8-K/A with respect to Item 7 which excluded audited financial statements of Empart and related pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ARI Network Services, Inc.
                                       (Registrant)

Date:     December 15, 1997            /s/ Brian E. Dearing
                                       -----------------------------
                                       Brian E. Dearing, Chairman of the Board
                                       (and acting CFO)