Form 10-Q/A
period 1997-10-31
ARI NETWORK SERVICES INC /WI
filed 1997-12-30
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                  AMENDMENT I


(X) AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -------------
Commission file number 000-19608

                           ARI Network Services, Inc.

            (Exact name of registrant as specified in its charter.)


           WISCONSIN                                      39-1388360
------------------------------------          ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


             330 E. Kilbourn Avenue, Milwaukee, Wisconsin  53202
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

                                  FORM 10-Q/A

                  FOR THE THREE MONTHS ENDED October 31, 1997

                                     INDEX





 PART I - FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
   Item 2        Management's discussion and analysis of financial condition and                  3-8
                 results of operations.

Signatures

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

                                                                           THREE MONTHS
                                                                              ENDED
                                                                           OCTOBER 31,
                                                                         (IN THOUSANDS)

                                                                                           PERCENTAGE
                                                                      1997       1996        CHANGE
                                                                      ----       ----        ------
 Operating expenses:
  Variable cost of products and services sold (exclusive of
    depreciation and amortization shown below)                      $    475    $   481         (1%)
  Network operations                                                     188        229        (18%)
  Selling, general & administrative                                    1,346      1,316          2%
  Research and development                                               563        340         66%
                                                                    --------    -------

  Gross cash expenses                                                  2,572      2,366          9%

  Depreciation and amortization                                          414        528        (22%)
  Less capitalized expenses                                             (404)      (152)       166%
                                                                    --------    -------
    NET OPERATING EXPENSES                                          $  2,582    $ 2,742         (6%)
                                                                    ========    =======



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


                                                                             THREE MONTHS ENDED
                                                                                  OCTOBER 31
                                                                                (IN THOUSANDS)
                                                                                             PERCENTAGE
                                                                          1997     1996        CHANGE
                                                                          ----     ----        ------


 Net cash used in operating activities before changes
    in working capital                                                  ($179)     ($621)            71%

 Net cash used in investing activities                                   (480)      (114)          (321%)
                                                                         -----     -----
    Subtotal                                                             (659)      (735)            10%
 Effect of  net changes in working capital                               (211)       211           (200%)
                                                                         -----       ---
    Net cash used in operating and investing activities                 ($870)     ($524)           (66%)




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



                                                  ARI Network Services, Inc.
                                                  (Registrant)



Date:    December 30, 1997                        /s/ Brian E. Dearing
                                                  -------------------------
                                                  Brian E. Dearing,
                                                  Chairman of the Board (and
                                                  acting CFO)