Form 10-Q
period 1998-01-31
ARI NETWORK SERVICES INC /WI
filed 1998-03-10
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________to ____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 10, 1998.

Common Stock, Par Value $.001 Per Shares 4,242,777 Shares Outstanding

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED January 31, 1998

                                      INDEX







PART I - FINANCIAL INFORMATION
                                                                                                       Page
   Item 1         Financial statements                                                                  3-6
                           Condensed balance sheets - January 31, 1998 and July 31, 1997.                3
                           Condensed statements of operations for the three and six months               4
                           ended January 31, 1998 and 1997.
                           Condensed statements of cash flows for the six months ended                   5
                           January 31, 1998 and 1997.
                           Notes to unaudited condensed financial statements.                            6
    Item 2        Management's discussion and analysis of financial condition and results              7-12
                  of operations.

PART II - OTHER INFORMATION


     Item 2       Changes in securities                                                                 13
     Item 5       Other Information                                                                     13
     Item 6       Exhibits and reports on Form 8 K                                                      13
Signatures


                           ARI NETWORK SERVICES, INC.
                            CONDENSED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)




                                                                                    JANUARY 31          JULY 31
                                                                                       1998               1997
                                                                                    (UNAUDITED)        (AUDITED)
                                                                                    -----------        ---------
ASSETS

Current assets:
    Cash                                                                           $     95          $     64
    Receivables                                                                       1,711             1,568
    Prepaid expenses and other                                                          170               140
                                                                                   --------          --------
        Total current assets                                                          1,976             1,772

Equipment & leasehold improvements, net of
    accumulated depreciation and amortization                                           452               315
Goodwill, net of accumulated amortization                                               381               372
Network platform, net of accumulated amortization                                     6,411             6,759
Industry specific applications, net of accumulated amortization                       2,923             2,198
                                                                                   --------          --------

    Total Assets                                                                   $ 12,143          $ 11,416
                                                                                   ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Line of credit with shareholder                                               $    689          $    500
     Accounts payable                                                                   495               650
     Unearned revenue                                                                   586               543
     Other accrued expenses                                                             636               704
     Current portion of capital lease obligations                                        72                64
                                                                                   --------          --------
        Total current liabilities                                                     2,478             2,461

Capital lease obligations                                                                18                 8

Shareholders' equity:
    Preferred stock, par value $.001 per share, 1,000,000 shares authorized;
      20,000 shares issued and outstanding at January 31, 1998 and July 31,
      1997                                                                                -                 -
    Common stock, par value $.001 per share, 25,000,000 shares authorized;
      4,242,777 and 3,691,754 shares issued and outstanding at January 31,
      1998 and July 31, 1997, respectively                                                4                 4
    Additional paid-in capital                                                       85,034            82,873
    Accumulated deficit                                                             (75,391)          (73,930)
                                                                                   --------          --------

        Total shareholders' equity                                                    9,647             8,947
                                                                                   --------          --------

Total Liabilities & Shareholders' Equity                                           $ 12,143          $ 11,416
                                                                                   ========          ========



See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)




                                                                             THREE MONTHS                   SIX MONTHS
                                                                                ENDED                          ENDED
                                                                              JANUARY 31                    JANUARY 31

                                                                         1998            1997           1998          1997
                                                                         ----            ----           ----          ----
Net revenues:
    Network and other services                                        $ 1,293         $ 1,126        $ 2,650       $ 2,454
    Software and development                                              486             539          1,152           894
                                                                      -------         -------        -------       -------
       Total net revenues                                               1,779           1,665          3,802         3,348

Operating Expenses:
     Variable cost of products and services sold (exclusive of
     depreciation and amortization shown below):
        Network and other services                                        308             306            649           574
        Software and development                                          178             158            312           371
                                                                      -------         -------        -------       -------
           Total variable costs of products and services sold             486             464            961           945

     Depreciation and amortization                                        604             465          1,018           993
     Network operations                                                   195             258            383           487
     Selling, general and administrative                                1,058           1,203          2,404         2,519
     Research and development                                             610             365          1,173           705
                                                                      -------         -------        -------       -------
Operating expenses before amounts capitalized                           2,953           2,755          5,939         5,649
     Less capitalized expenses*                                          (328)           (184)          (732)         (336)
                                                                      -------         -------        -------       -------
Total operating expenses                                                2,625           2,571          5,207         5,313
                                                                      -------         -------        -------       -------
Operating loss                                                           (846)           (906)        (1,405)       (1,965)
Interest expense                                                          (22)            (25)           (56)         (115)
                                                                      -------         -------        -------       -------
Net loss                                                                ($868)          ($931)       ($1,461)      ($2,080)
                                                                      =======         =======        =======       =======
Average common shares outstanding                                       4,237           3,639          3,992         3,543
Basic and diluted net loss per share                                   ($0.20)         ($0.26)        ($0.37)       ($0.59)



* In accordance with FASB 86, includes a portion of network and product development expense and other operating expenses directly related to the development process.

See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    (Dollars in thousands, except share data)
                                   (Unaudited)



                                                                           SIX MONTHS ENDED
                                                                              JANUARY 31
                                                                        1998                1997
                                                                        ----                ----
OPERATING ACTIVITIES
     Net loss                                                        ($1,461)            ($2,080)
     Amortization of network platform                                    348                 339
     Amortization of industry specific applications                      476                 443
     Depreciation and other amortization                                 194                 211
     Net change in operating assets                                      160                 139
     Net change in operating liabilities                                (582)                (86)
                                                                    --------            --------
     Net cash used in operating activities                              (865)             (1,034)

INVESTING ACTIVITIES
     Purchase of equipment and leasehold improvements                    (73)                (72)
     Industry specific application costs capitalized                    (732)               (336)
                                                                    --------            --------
     Net cash used in investing activities                              (805)               (408)

FINANCING ACTIVITIES
     Borrowings (repayments) under line of credit                        189              (1,630)
     Payment of capital lease obligations                                  5                  (3)
     Proceeds from issuance of common stock                            1,507               2,787
                                                                    --------            --------
     Net cash provided by financing activities                         1,701               1,154
                                                                    --------            --------

NET CHANGE IN CASH
     Net increase/(decrease) in cash and cash equivalents                 31                (288)
     Cash at beginning of period                                          64                 372
                                                                    --------            --------
     Cash at end of period                                          $     95            $     84
                                                                    ========            ========
     Cash paid for interest                                         $     56            $    115
                                                                    ========            ========
NONCASH INVESTING AND FINANCING ACTIVITIES
     Capital lease obligations incurred for -
       network system equipment                                           30                  71
     Issuance of common stock for acquisition                            654                 252
     Common stock issued to repay line of credit                           -               1,000



See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                January 31, 1998



1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

2.       BASIC AND DILUTED NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Loss per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements. Dilutive net loss per share is the same amount as basic net loss per share for all periods presented as the impact of dilutive securities is antidilutive.

3.       REVERSE STOCK SPLIT

On November 19,1997, the Company's shareholders voted to amend the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock while keeping 25,000,000 authorized shares of $.001 par value Common Stock. The number of shares and basic and diluted net loss per share in the accompanying financial statements have been adjusted for the reverse stock split.

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                    REVENUES

Total revenue for the quarter ended January 31, 1998 increased $114,000 or 7% compared to the same period last year, representing the Company's eighth consecutive quarter of year-over-year revenue improvement. Total revenue for the six month period ended January 31, 1998 increased $454,000 or 14% compared to the same period last year. Management expects the year-over-year quarterly increases in revenue to continue through fiscal 1998 and that the percentage increase will fluctuate from quarter to quarter. Management expects that revenue for the full year will increase by approximately 30% compared to fiscal 1997. See "Forward Looking Statements."

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




                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                               JANUARY 31                                 JANUARY 31
                                             (IN THOUSANDS)                             (IN THOUSANDS)

                                                           PERCENT                                     PERCENT
           VERTICAL MARKET            1998        1997      CHANGE                1998        1997      CHANGE
                                      ----        ----      ------                ----        ----      ------
Agribusiness Industry
      Recurring                    $   441      $  428          3%              $1,074      $  957         12%
      Non-recurring                    251         441        (43%)                508         904        (44%)
                                   -------      ------                          ------      ------
      Subtotal                         692         869        (20%)              1,582       1,861        (15%)

Equipment Industry
      Recurring                        155         135         15%                 288         207         39%
      Non-recurring                    363          99        267%                 749         147        410%
                                   -------      ------                          ------      ------
      Subtotal                         518         234        121%               1,037         354        193%

Transportation Industry
      Recurring                        188         176          7%                 377         350          8%
      Non-recurring                     17          44        (61%)                 81          83         (2%)
                                   -------      ------                          ------      ------
      Subtotal                         205         220         (7%)                458         433          6%

Publishing Industry
      Recurring                        328         287         14%                 650         590         10%
      Non-recurring                      4          14        (71%)                 15          25        (40%)
                                   -------      ------                          ------      ------
      Subtotal                         332         301         10%                 665         615          8%

Other Revenue
      Recurring                         32          41        (22%)                 60          85        (29%)

Total Revenue
      Recurring                      1,144       1,067          7%               2,449       2,189         12%
      Non-recurring                    635         598          6%               1,353       1,159         17%
                                   -------      ------                          ------      ------
      Grand Total                  $ 1,779      $1,665          7%              $3,802      $3,348         14%
                                   =======      ======                          ======      ======

Recurring revenues are derived from network traffic fees, maintenance and support fees, transaction fees, software license renewals and subscription fees. The year-over-year increases in recurring revenues for the three and six month periods ended January 31, 1998 were primarily due to increased network traffic in the Agribusiness Industry, maintenance and support fees in the Equipment Industry and recurring fees in the Publishing Industry. Recurring revenues remained at 64% of total revenue for the three and six month periods ended January 31, 1998 compared to the same periods last year. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter. See "Forward Looking Statements."

Non-recurring revenues are derived from initial software license fees and professional services fees. The year-over-year increases in non-recurring revenues for the three and six month periods ended January 31, 1998 were primarily due to increases in software licenses and professional services in the Equipment Industry.

Agribusiness Industry

The Agribusiness Industry comprises several vertical markets including agricultural and specialty chemicals, livestock pharmaceuticals, feed and seed. Revenues from the Agribusiness Industry are derived from software license fees, maintenance and support fees, network traffic fees and professional services fees. Recurring revenues in the Agribusiness Industry increased for the three and six month periods ended January 31, 1998 compared to the same periods last year due to increases in network traffic. Non-recurring revenues in the Agribusiness Industry decreased for the three and six month periods ended January 31, 1998 compared to the same periods last year due to the completion of substantial sales force automation software customization projects for two major customers during the fourth quarter of fiscal 1997. Management expects total revenues in the Agribusiness Industry will decrease slightly for the full fiscal year ending July 31, 1998 compared to the year ending July 31, 1997 due to a shift in focus of the Company's sales force automation software from the Agribusiness Industry to the Equipment Industry. See "Forward Looking Statements."

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power equipment, outboard marine, automotive, diesel truck, motorcycle, recreational vehicle and power generation. Revenues from the Equipment Industry are derived from software license fees, maintenance and support fees, subscription fees, network traffic fees and professional services fees. Revenues from Empart(TM), the Company's recently acquired electronic publishing software, are included in the Equipment Industry revenues. See "Other Items." Recurring revenues in the Equipment Industry increased for the three and six month periods ended January 31,1998 compared to the same periods last year due to maintenance and support from the Company's PLUS1(R) software acquired in November 1996. Non-recurring revenues in the Equipment Industry increased for the three and six month periods ended January 31,1998 compared to the same periods last year due to software license fees from PLUS1(R) and TradeRoute(TM), the Company's new Windows(R) based dealer communications software, and development fees from Empart(TM). See "Other Items." Growth in non-recurring revenue was due, in part, to the addition of a second major manufacturer in the RV Industry during the second quarter. Management expects total revenues in the Equipment Industry will continue to increase for the balance of fiscal 1998. See "Forward Looking Statements."

Transportation Industry

Revenues from the Transportation Industry are derived from maintenance and support fees, transaction fees and professional services fees charged to the Association of American Railroads for the creation and maintenance of the Customer Identification File. Recurring revenues in the Transportation Industry increased for the three and six month periods ended January 31, 1998 compared to the same periods last year due to growth in recurring maintenance and support fees as the Customer Identification File increased in size. Non-recurring revenues in the Transportation Industry decreased for the three month period ended January 31, 1998 compared to the same period last year due to the completion of certain development projects in January, 1997. Management expects that revenues in the Transportation Industry will continue at approximately the same level for the remainder of fiscal 1998, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statements."

Publishing Industry

Revenues from the Publishing Industry are derived from connect time fees, photo traffic fees, subscription fees and service initiation fees charged to the Company's Newsfinder(R) customers. Newsfinder(R) manages the approximately 20,000 news stories per week output of the Associated Press, providing access to some 800 publishers with more than 1,300 weekly and monthly newspapers. Revenues in the Publishing Industry increased for the three and six month periods ended January 31, 1998 due to price increases and a higher volume of photo traffic. Management expects that revenues in the Publishing Industry will continue at approximately the same level for the remainder of fiscal 1998, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statements."


                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.





                                                               THREE MONTHS                           SIX MONTHS
                                                                  ENDED                                 ENDED
                                                                JANUARY 31                            JANUARY 31
                                                              (IN THOUSANDS)                        (IN THOUSANDS)


                                                                                PERCENT                                PERCENT
                                                      1998         1997          CHANGE           1998         1997     CHANGE
                                                      ----         ----          ------           ----         ----     ------
Operating expenses:
    Variable cost of products and services
    sold (exclusive of depreciation and
    amortization shown below)                         $  486     $   464           5%         $  961       $  945         2%
    Network operations                                   195         258         (24%)           383          487       (21%)
    Selling, general & administrative                  1,058       1,203         (12%)         2,404        2,519        (5%)
    Research and development                             610         365          67%          1,173          705        66%
                                                      ------     -------                      ------       ------

    Gross cash expenses                                2,349       2,290           3%          4,921        4,656         6%
    Depreciation and amortization                        604         465          30%          1,018          993         3%
    Less capitalized expenses                          (328)       (184)         (78%)         (732)        (336)      (118%)
                                                      ------     -------                      ------       ------
        Net operating expenses                        $2,625     $ 2,571           2%         $5,207       $5,313        (2%)
                                                      ======     =======                      ======       ======




Operating expenses remained relatively flat for the three and six month periods ended January 31, 1998, with slightly higher gross cash expenses offset by increased capitalized expenses. The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore, management expects fluctuations between development and capitalized expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. For the six months ended January 31, 1998 the Company's technical resources were focused primarily on the development of the TradeRoute(TM) and PLUS1(R) for Windows(R) products. During the same period last year, the technical staff was focused primarily on certain large software customization projects.

Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing fees, customization labor and temporary help fees. Variable cost of products and services sold as a percentage of revenue was 25% and 28% for the six month periods ended January 31, 1998 and 1997, respectively. Management expects gross margins in future quarters to fluctuate based on the mix of products and services sold. See "Forward Looking Statements."

Network operations consists primarily of data center operations, software maintenance agreements for the Company's core network and customer support costs. Network operations expense decreased for the three and six month periods ended January 31, 1998 compared to the same periods last year due to reduced software maintenance contracts and a restructuring in the customer support area, which successfully increased efficiency and reduced cost.

Selling, general and administrative expenses decreased for the three and six month periods ended January 31, 1998 compared to the same periods last year despite increases in revenues. The decrease was due to lower rent expense and management consulting expense.

Depreciation and amortization expense increased for the three and six month periods ended January 31, 1998 compared to the same periods last year as TradeRoute(TM) and PLUS1(R) for Windows(R) were released and amortization expense was recognized for the first time. Capitalized expenses represented 54% and 62% of research and development for the three and six month periods ended January 31, 1998, respectively, compared to 50% and 48% for the same periods last year. The increase was the result of the shift of technical staff from customization of software, which is expensed as variable cost of products and services sold, to capitalized development of TradeRoute(TM) and PLUS1(R) for Windows(R).


                                   OTHER ITEMS

Interest expense decreased $3,000 or 12% and $59,000 or 51% for the three and six month periods ended January 31, 1998 compared to the same periods last year. The decrease in interest expense reflects the conversion of portions of the Company's line of credit with WITECH into shares of the Company's Preferred Stock. See "Liquidity and Capital Resources." Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss decreased $63,000 or 7% and $619,000 or 30% for the three and six month periods ended January 31, 1998 compared to the same periods last year, representing the Company's fifth consecutive quarter of year-over-year net loss improvement. Management expects the year-over-year quarterly improvement in net loss to continue through fiscal 1998. See "Forward Looking Statements."

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

On September 30, 1997, the Company completed the acquisition of Empart Technologies, Inc., in a stock for assets transaction. Empart Technologies, Inc. was a California-based developer of software for electronic parts catalogs. Empart's products included EMPART publisher(TM), which converts data from a variety of forms into an electronic format, and EMPART viewer(TM), a high-end configurable parts catalog. Empart's customers included ABB Power Generation, Inc., Yamaha Electronics of America, the auto dealer service group of Automatic Data Processing, Inc. (ADP) and Coachmen Recreational Vehicle Company. Empart Technologies is the Company's second acquisition in less than 12 months. As a result of the acquisition, the Company recognized goodwill in the amount of $69,000 which is being amortized over a five year period. The acquisition is not expected to have a material impact on the Company's financial position. However, this non cash transaction is reflected in several line items of the Company's balance sheet, but is not reflected in the statements of cash flows because the acquisition was a non-cash transaction. See "Forward Looking Statements."

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.




                                                              THREE MONTHS                                 SIX MONTHS
                                                                  ENDED                                      ENDED
                                                               JANUARY 31                                  JANUARY 31
                                                             (IN THOUSANDS)                             (IN THOUSANDS)
                                                                             PERCENT                                    PERCENT
                                                       1998       1997        CHANGE             1998         1997       CHANGE
                                                       ----       ----        ------             ----         ----       ------
Net cash used in operating activities before
    changes in working capital                       ($264)     ($466)           43%           ($443)     ($1,087)          59%
Net cash used in investing activities                 (325)      (294)          (11%)           (805)        (408)         (97%)
                                                    ------     ------                       --------     --------
   Subtotal                                           (589)      (760)           23%          (1,248)      (1,495)          17%
Effect of  net changes in working capital             (211)      (158)          (34%)           (422)          53         (896%)
                                                    ------     ------                       --------     ---------
Net cash used in operating and investing
     activities                                      ($800)     ($918)           13%         ($1,670)     ($1,442)         (16%)
                                                    ======     ======                       ========     ========




Net cash used in operating activities before changes in working capital decreased due to cost controls and increased revenues. Management believes that, based on current trends, the Company will achieve positive cash flow from operations before changes in working capital in the quarter ending July 31, 1998. Net cash used in investing activities increased due to the development of TradeRoute(TM) and PLUS1(R) for Windows(R).

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1998 and there can be no assurance that profitability will be achieved thereafter. The Company also expects to incur significant expenditures for research and development. The Company expects to fund research and development costs and negative cash flow from operations for the remainder of fiscal 1998 from the current WITECH line of credit. See "Forward Looking Statements."

At January 31, 1998, the Company had cash of approximately $95,000 compared to approximately $64,000 at July 31, 1997. During the first half of fiscal 1998, the Company raised $1,507,000, net of expenses, from the sale of common stock. The proceeds were used to fund operations and retire portions of the outstanding revolving credit lines. The shelf offering of the Company's common stock terminated on January 21, 1998.

The Company has a line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. The aggregate amount currently available under the WITECH Line is $1,200,000 and the interest rate is prime plus 2%. On November 17, 1997, the Company repaid $950,000 of the WITECH Line from the proceeds of the sale of shares of the Company's common stock. On January 21, 1998, WITECH and the Company agreed to amend the WITECH Line, establishing the $1,200,000 credit limit and extending the term to December 31, 1998. In conjunction with obtaining the WITECH Line, since 1993, the Company issued total warrants to WITECH for the purchase of up to 225,000 shares of its common stock. Pursuant to the terms of the warrants, the exercise price was reduced to $4.00 when the Company issued common stock at that price during the quarter ended January 31, 1998. As of February 28, 1997 there were $814,000 of borrowings outstanding under the WITECH Line.

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

Management believes that the financing from the WITECH Line will be sufficient to fund operations for the remainder of fiscal 1998. Management believes that, based on current trends, the Company will achieve positive cash flow from operations (excluding changes in working capital items) in the quarter ended July 31, 1998. On a long term basis, management believes that financing for the Company's operations, as well as capital expenditures, will come principally from cash generated from operations. See "Forward Looking Statements."

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

                           PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

On November 19, 1997, the Company's shareholders voted to amend the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock while keeping 25,000,000 authorized shares of $.001 par value Common Stock. This amendment was effective as of November 19, 1997 and has been reflected in the financial statements. The number of shares and net loss per share in the accompanying financial statements have been adjusted for the reverse stock split.

ITEM 5.           OTHER INFORMATION

On November 19, 1997, Mr. Richard Weening tendered his resignation as Chairman of the Board in light of other pressing business commitments. The Board appointed Mr. Brian Dearing to replace Mr. Weening as Chairman of the Board. Mr. Weening remains a member of the Board of Directors.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

         (a)      10.1 Amendment Number 11 to Loan Agreement dated January 21,
                       1998.
                  10.2 Articles of Incorporation of the Company,
                  10.3 Agreement dated February 11, 1998 between the Company,
                       Richard W. Weening and Quaestus Management Corporation.
                  27   Financial Data Schedule

         (b) Reports on Form 8-K. On October 10, 1997, a Report on Form 8-K with respect to Item 2 of Form 8-K. On December 21, 1997, the Company filed a report on Form 8-K/A with respect to Item 7 which excluded audited financial statements of Empart and related pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARI Network Services, Inc.
                                        (Registrant)


Date:     March 11, 1998                  /s/ Brian E. Dearing
                                        ---------------------------------------
                                        Brian E. Dearing, Chairman of the Board
                                        (and acting CFO)