Form 10-Q
period 1998-04-30
ARI NETWORK SERVICES INC /WI
filed 1998-06-15
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1998

                                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               -------------  -------------

Commission file number 000-19608

                           ARI Network Services, Inc.

             (Exact name of registrant as specified in its charter.)


           WISCONSIN                                      39-1388360
 State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


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

        YES      X                                               NO
           --------------                                          -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 10, 1998.



Common Stock, Par Value $.001 Per Shares 4,247,460 Shares Outstanding

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED April 30, 1998

                                      INDEX





PART I - FINANCIAL INFORMATION
                                                                           Page


 Item 1   Financial statements                                              3-6

             Condensed balance sheets - April 30, 1998 and July 31, 1997     3

             Condensed statements of operations for the three and nine       4
             months ended April 30, 1998 and 1997.

             Condensed statements of cash flows for the nine months ended    5
             April 30, 1998 and 1997.

             Notes to unaudited condensed financial statements.              6

 Item 2   Management's discussion and analysis of financial condition and
          results of operations.                                            7-12


PART II - OTHER INFORMATION


 Item 6   Exhibits and reports on Form 8 K                                  13


Signatures

                           ARI NETWORK SERVICES, INC.
                            CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                   APRIL 30    JULY 31
                                                                                     1998       1997
                                                                                 (UNAUDITED)  (AUDITED)
                                                                                 -----------  ---------
 ASSETS
 Current assets:
   Cash                                                                           $     77    $     64
   Receivables                                                                       1,661       1,568
   Prepaid expenses and other                                                          137         140
                                                                                  --------    --------
      Total current assets                                                           1,875       1,772


Equipment & leasehold improvements, net of
    accumulated depreciation and amortization                                          370         315
Goodwill, net of accumulated amortization                                              357         372
Network platform, net of accumulated amortization                                    6,238       6,759
Industry specific applications, net of accumulated amortization                      3,030       2,198
                                                                                  --------    --------
Total Assets                                                                      $ 11,870    $ 11,416
                                                                                  ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Line of credit with shareholder                                                $  1,059    $    500
   Accounts payable                                                                    526         650
   Unearned revenue                                                                    496         543
   Other accrued expenses                                                              977         704
   Current portion of capital lease obligations                                         61          64
                                                                                  --------    --------
      Total current liabilities                                                      3,119       2,461

Capital lease obligations                                                               10           8

Shareholders' equity:
   Preferred stock, par value $.001 per share, 1,000,000 shares authorized;
      20,000 shares issued and outstanding at April 30, 1998 and July 31, 1997,
      respectively                                                                       -           -
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
      4,247,460 and 3,691,754 shares issued and outstanding at April 30, 1998
      and July 31, 1997, respectively                                                    4           4
   Additional paid-in capital                                                       85,023      82,873
   Accumulated deficit                                                             (76,286)    (73,930)
                                                                                  --------    --------
      Total shareholders' equity                                                     8,741       8,947
                                                                                  --------    --------

Total Liabilities & Shareholders' Equity                                          $ 11,870    $ 11,416
                                                                                  ========    ========


See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months         Nine months
                                                                        Ended                Ended
                                                                       April 30             April 30
                                                                  1998       1997       1998       1997
                                                                -------    -------    -------    -------
 Net revenues:

    Network and other services                                  $ 1,400    $ 1,240    $ 4,050    $ 3,694
    Software and development                                        317        466      1,469      1,360
                                                                -------    -------    -------    -------

       Total net revenues                                         1,717      1,706      5,519      5,054

Operating Expenses:

    Variable cost of products and services sold (exclusive of depreciation and amortization shown below):

        Network and other services                                  315        292        964        866
        Software and development                                    169        170        481        541
                                                                -------    -------    -------    -------
           Total variable costs of products and services sold       484        462      1,445      1,407

     Depreciation and amortization                                  535        421      1,553      1.414

     Network operations                                             176        253        559        740

     Selling, general and administrative                          1,230      1,277      3,634      3,796

     Research and development                                       521        548      1,694      1,253
                                                                -------    -------    -------    -------

Operating expenses before amounts capitalized                     2,946      2,961      8,885      8,610

     Less capitalized expenses*                                    (362)      (384)    (1,094)      (720)

Total operating expenses                                          2,584      2,577      7,791      7,890
                                                                -------    -------    -------    -------

Operating loss                                                     (867)      (871)    (2,272)    (2,836)

Interest expense                                                    (28)       (38)       (84)      (153)
                                                                -------    -------    -------    -------
Net loss                                                          ($895)     ($909)   ($2,356)   ($2,989)
                                                                =======    =======    =======    =======

Average common shares outstanding                                 4,247      3,691      4,076      3,581

Basic and diluted net loss per share                            ($ 0.21)   ($ 0.25)   ($ 0.58)   ($ 0.83)

* In accordance with FASB 86, includes a portion of network and product development expense and other operating expenses directly related to the development process.

See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                  Nine months Ended
                                                                                      April 30

                                                                                   1998       1997
                                                                                 -------    -------
Operating activities
   Net loss                                                                      ($2,356)   ($2,989)
   Amortization of network platform                                                  521        515
   Amortization of industry specific applications                                    731        646
   Depreciation and other amortization                                               301        253
   Net change in operating assets                                                    243        116
   Net change in operating liabilities                                              (311)       137
                                                                                 -------    -------
   Net cash used in operating activities                                            (871)    (1,322)

Investing activities
   Purchase of equipment and leasehold improvements                                  (84)       (86)
   Industry specific application costs capitalized                                (1,094)      (720)
   Other                                                                              10         10
                                                                                 -------    -------
   Net cash used in investing activities                                          (1,168)      (796)


Financing activities
   Borrowings (repayments) under line of credit                                      559       (785)
   Payment of capital lease obligations                                               (3)        (6)
   Proceeds from issuance of common stock                                          1,496      2,787
                                                                                 -------    -------
   Net cash provided by financing activities                                       2,052      1,996
                                                                                 -------    -------

Net change in cash
   Net increase/(decrease) in cash                                                    13       (122)
   Cash at beginning of period                                                        64        372
                                                                                 -------    -------
   Cash at end of period                                                         $    77    $   250
                                                                                 =======    =======

   Cash paid for interest                                                        $    84    $   153
                                                                                 =======    =======

Non-cash investing and financing activities
   Capital lease obligations incurred for:
     Furniture, fixtures & equipment                                                  30         71
   Issuance of common stock for acquisition                                          654        252
   Common stock issued to repay line of credit                                         -      1,000

See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 April 30, 1998



1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1997.

2.       BASIC AND DILUTED NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Loss per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements. The dilutive securities, if any, would be antidilutive due to the continuing loss from operations.

3.       REVERSE STOCK SPLIT

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

4.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the par value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at par plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $164,000 at April 30, 1998.

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                    REVENUES

Total revenue for the quarter ended April 30, 1998 increased $11,000 or 1% compared to the same period last year, representing the Company's ninth consecutive quarter of year-over-year revenue improvement. Total revenue for the nine month period ended April 30, 1998 increased $465,000 or 9% compared to the same period last year. Management expects the year-over-year quarterly increases in revenue to continue through fiscal 1998 and that the percentage increase will fluctuate from quarter to quarter. Management expects that revenue for the full year will increase by approximately 15-20% compared to fiscal 1997. This is lower than management's growth target of 30-40% due to slower than expected development of the market for retail-level electronic commerce in the Agribusiness Industry and delayed release of the Company's PLUS1(R) for Windows and TradeRouteTM software products. The Company is conducting an on-going exploration of various initiatives to increase revenues in the Agribusiness Industry, but there can be no assurance that any of these initiatives will be effective. PLUS1(R) for Windows is now in full commercial release and TradeRouteTM is expected to roll out in the RV Industry during the fourth quarter. See "Forward Looking Statements."

The Company provides business-to-business electronic commerce network services and end user software to customers in selected vertical markets with shared distribution channels. The Company's strategy is to build sustainable recurring revenues in these selected vertical markets from each of its primary services and software products. Accordingly, management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within each vertical market.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.

                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                       APRIL 30                            APRIL 30
                                    (IN THOUSANDS)                      (IN THOUSANDS)


                                                  Percent                          Percent
    VERTICAL MARKET         1998        1997      Change       1998      1997      Change

Agribusiness Industry
    Recurring             $   561     $   538        4%       $ 1,635   $ 1,495        9%
    Non-recurring             181         351      (48%)          689     1,255      (45%)
                          -------     -------     ----        -------   -------      ---
    Subtotal                  742         889      (17%)        2,324     2,750      (15%)

Equipment Industry
    Recurring                 165         140       18%           453       347       31%
    Non-recurring             224         136       65%           973       283      244%
                          -------     -------     ----        -------   -------      ---
    Subtotal                  389         276       41%         1,426       630      126%

Transportation Industry
    Recurring                 190         182        4%           567       532        7%
    Non-recurring              36           5      620%           117        88       33%
                          -------     -------     ----        -------   -------      ---
    Subtotal                  226         187       21%           684       620       10%


Publishing Industry
    Recurring                 333         305        9%           983       895       10%
    Non-recurring              (3)         10     (130%)           12        35      (66%)
                          -------     -------     ----        -------   -------      ---
    Subtotal                  330         315        5%           995       930        7%


Other Revenue
    Recurring                  30          39      (23%)           90       124      (27%)

Total Revenue
    Recurring               1,279       1,204        6%         3,728     3,393       10%
    Non-recurring             438         502      (13%)        1,791     1,661        8%
                          -------     -------     ----        -------   -------      ---
    Grand Total           $ 1,717     $ 1,706        1%       $ 5,519   $ 5,054        9%
                          =======     =======     ====        =======   =======      ===


Recurring revenues are derived from network traffic fees, maintenance and support fees, transaction fees, software license renewals and subscription fees. Recurring revenue as a percentage of total revenue increased from 71% to 74% for the three month period ended April 30, 1998 compared to the same period last year while it remained at 67% for the nine month period ended April 30, 1998 compared to the same period last year. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter. See "Forward Looking Statements."

Non-recurring revenues are derived from initial software license fees and professional services fees. Non-recurring revenues decreased for the three month period ended April 30, 1998 compared to the same period last year primarily due to a decrease in new software licenses in the Agribusiness Industry offset in part by increased professional services in the Equipment Industry. The year-over-year increase for the nine month period ended April 30, 1998 was primarily due to professional services in the Equipment Industry offset in part by reduced new software licenses in the Agribusiness Industry.

Agribusiness Industry

The Agribusiness Industry comprises several vertical markets including agricultural and specialty chemicals, livestock pharmaceuticals, fertilizer, feed and seed. Revenues from the Agribusiness Industry are derived from software license fees, maintenance and support fees, network traffic fees and professional services fees. Recurring revenues in the Agribusiness Industry increased for the three and nine month periods ended April 30, 1998 compared to the same periods last year due to increases in network traffic. Non-recurring revenues in the Agribusiness Industry decreased for the three and nine month periods ended April 30, 1998 compared to the same periods last year due to the completion of substantial sales force automation software customization projects for two major customers during the fourth quarter of fiscal 1997. Management expects total revenues in the Agribusiness Industry will decrease for the full fiscal year ending July 31, 1998 compared to the year ending July 31, 1997 due to the saturation of sales of software to the distributor level of the Agrichemical distribution channel. See "Forward Looking Statements."

Equipment Industry

The Equipment Industry comprises several vertical markets including recreational vehicle, outdoor power equipment, outboard marine, automotive, diesel truck, motorcycle, and power generation. Revenues from the Equipment Industry are derived from software license fees, maintenance and support fees, subscription fees, network traffic fees and professional services fees. Revenues from Empart(TM), the Company's recently acquired electronic publishing software, are included in the Equipment Industry revenues. See "Other Items." Recurring revenues in the Equipment Industry increased for the three and nine month periods ended April 30,1998 compared to the same periods last year due to increased maintenance and support. Non-recurring revenues in the Equipment Industry increased for the three and nine month periods ended April 30,1998 compared to the same periods last year due to increased software license fees, professional services and development fees. Management expects total revenues in the Equipment Industry will continue to increase for the balance of fiscal 1998. See "Forward Looking Statements."

Transportation Industry

Revenues from the Transportation Industry are derived from maintenance and support fees, transaction fees and professional services fees charged to the Association of American Railroads ("A.A.R.") for the creation and maintenance of the Customer Identification File. Recurring revenues in the Transportation Industry increased for the three and nine month periods ended April 30, 1998 compared to the same periods last year due to growth in recurring maintenance and support fees as the Customer Identification File increased in size. Non-recurring revenues in the Transportation Industry increased for the three and nine month periods ended April 30, 1998 compared to the same periods last year due to special systems development and modification projects the Company undertook on behalf of the A.A.R. Management expects that revenues in the Transportation Industry will continue at approximately the same level for the remainder of fiscal 1998, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statements."

Publishing Industry

Revenues from the Publishing Industry are derived from connect time fees, photo traffic fees, subscription fees and service initiation fees charged to the Company's Newsfinder(R) customers. Through Newsfinder(R), the Company manages the approximately 20,000 news stories per week output of the Associated Press, providing access on a dial-up basis and through the World Wide Web to some 800 publishers with more than 1,300 weekly and monthly newspapers. Revenues in the Publishing Industry increased for the three and nine month periods ended April 30, 1998 due to price increases and a higher volume of photo traffic. Management expects that revenues in the Publishing Industry will continue at approximately the same level for the remainder of fiscal 1998, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statements."


                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        APRIL 30                           APRIL 30
                                                     (IN THOUSANDS)                      (IN THOUSANDS)

                                                                        PERCENT                          PERCENT
                                                  1998        1997      CHANGE       1998       1997     CHANGE
                                                  ----        ----      -------      ----       ----     ------
Operating expenses:
Variable cost of products and services sold
  (exclusive of depreciation and amortization
  shown below)                                  $   484    $   462          5%    $ 1,445    $ 1,407        3%
Network operations                                  176        253        (30%)       559        740      (24%)
Selling, General & Administrative                 1,230      1,277         (4%)     3,634      3,796       (4%)
Research and development                            521        548         (5%)     1,694      1,253       35%
                                                -------    -------     ------     -------    -------     ----
Gross cash expenses                               2,411      2,540         (5%)     7,332      7,196        2%

Depreciation and amortization                       535        421         27%      1,553      1,414       10%
Less capitalized expenses                          (362)      (384)         6%     (1,094)      (720)     (52%)
                                                -------    -------     ------     -------    -------     ----

Net operating expenses                          $ 2,584    $ 2,577          0%    $ 7,791    $ 7,890       (1%)
                                                =======    =======     ======     =======    =======     ====


Operating expenses remained flat for the three month period ended April 30, 1998 with slightly lower gross cash expenses offset by slightly decreased capitalized expenses and increased depreciation and amortization. Operating expenses decreased 1% for the nine month period ended April 30, 1998 with higher gross cash and depreciation expenses offset by increased capitalized expenses. The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. For the nine months ended April 30, 1998 the Company's technical resources were focused primarily on the development of the TradeRoute(TM) and PLUS1(R) for Windows products. During the same period last year, the technical staff was focused primarily on certain large software customization projects.

Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing fees, customization labor and temporary help fees. Variable cost of products and services sold as a percentage of revenue was 26% and 28% for the nine month periods ended April 30, 1998 and 1997, respectively. Management expects gross margins in future quarters to fluctuate based on the mix of products and services sold. See "Forward Looking Statements."

Network operations consists primarily of data center operations, software maintenance agreements for the Company's core network and customer support costs. Network operations expense decreased significantly for the three and nine month periods ended April 30, 1998 compared to the same periods last year as the Company successfully negotiated reduced software maintenance contracts and completed a restructuring in the customer support area, increasing efficiency and reducing costs.

Selling, general and administrative expenses decreased for the three and nine month periods ended April 30, 1998 compared to the same periods last year despite increases in revenues. The decrease was due to lower rent and payroll expense. A one time fee of $125,000 was paid in February, 1998 in connection with the termination of a consulting contract.

Depreciation and amortization expense increased for the three and nine month periods ended April 30, 1998 compared to the same periods last year as TradeRoute(TM) and PLUS1(R) for Windows were released and amortization expense was recognized for the first time. Capitalized expenses represented 69% and 65% of research and development for the three and nine month periods ended April 30, 1998, respectively, compared to 70% and 57% for the same periods last year. The year to date increase was the result of the shift of technical staff from customization of software, which is expensed as variable cost of products and services sold, to capitalized development of TradeRoute(TM) and PLUS1(R) for Windows.


                                   OTHER ITEMS

Interest expense decreased $10,000 or 26% and $69,000 or 45% for the three and nine month periods ended April 30, 1998 compared to the same periods last year. The decrease in interest expense reflects the conversion of portions of the Company's line of credit with WITECH into shares of the Company's Preferred Stock in fiscal 1997. Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss decreased $14,000 or 2% and $633,000 or 21% for the three and nine month periods ended April 30, 1998 compared to the same periods last year, representing the Company's sixth consecutive quarter of year-over-year net loss improvement. Management expects the year-over-year quarterly improvement in net loss to continue through fiscal 1998. Although management does not expect to achieve full profitability in fiscal 1998, it expects steady and continued progress toward that goal. Management believes that the Company will achieve full profitability for the first time in the fourth quarter of fiscal 1999. See "Forward Looking Statements."

A thorough Year 2000 project continues on schedule with approximately one person year of effort applied since the project began, and an estimated remaining effort of two person years of in-house labor. The total Year 2000 direct cost of hardware, labor, software and services are not expected to exceed $350,000.

Management is pursuing a strategy of supplementing its internal growth with strategic and synergistic acquisitions. On November 4, 1996, the Company completed the acquisition of cd\*.IMG, Inc. ("CDI") in a stock transaction. CDI was in the business of publishing electronic parts catalogs and the software that dealers and repair shops use to read the catalogs. CDI had the parts catalogs of over 20 manufacturers in the Outdoor Power Equipment, Marine, Motorcycles and Power Sports industries. Its customer base included Toro, Arctic Cat, Kohler, Tecumseh, Mercury Marine, Harley Davidson and Outboard Marine Corporation. CDI's operations have been consolidated into the Company's. As a result of the acquisition, the Company recognized goodwill in the amount of $434,000 which is being amortized over a five year period.

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

Since December 1995, the Company has had a formal Business Development program aimed at identifying, evaluating, and closing potential acquisition targets which would augment and strengthen the Company's market position, product offerings, and personnel resources. Over 100 potential acquisition targets have been considered during the program, resulting in two acquisitions; cd\*.IMG, Inc. and Empart Technologies, Inc. in November 1996 and September 1997, respectively. The program is active now and is intended to remain active indefinitely. The Company has engaged Cleary Gull Reiland & McDevitt, Inc., a prominent Midwest investment banking firm, to help expand and accelerate the program.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.

                                                THREE MONTHS                NINE MONTHS
                                                    ENDED                      ENDED
                                                  APRIL 30                    APRIL 30
                                               (IN THOUSANDS)              (IN THOUSANDS)

                                                             PERCENT                       PERCENT
                                             1998     1997   CHANGE    1998      1997      CHANGE
                                             ----     ----   ------    ----      ----      ------
Net cash used in operating activities
   before changes in working capital        ($360)   ($488)   26%     ($803)   ($1,575)      49%
Net cash used in investing activities        (363)    (388)    6%    (1,168)      (796)     (47%)
                                            -----    -----    --     ------    -------     ----
Subtotal                                     (723)    (876)   17%    (1,971)    (2,371)      17%

Effect of net changes in working capital      354      200    77%       (68)       253     (127%)
                                            -----    -----    --     ------    -------     ----
Net cash used in operating and
   investing activities                     ($369)   ($676)   45%   ($2,039)   ($2,118)       4%
                                            =====    =====    ==    =======    =======     ====


Net cash used in operating activities before changes in working capital decreased due to cost controls and increased revenues. A one time payment of $125,000 for a contract termination was included in the quarter ended April 30, 1998. Management believes that, based on current trends, the Company will achieve positive cash flow from operations before changes in working capital in the quarter ending July 31, 1998. Year-to-date net cash used in investing activities increased due to the development of TradeRoute(TM) and PLUS1(R) for Windows.

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1998 and there can be no assurance that profitability will be achieved thereafter. The Company also expects to incur significant expenditures for research and development. The Company expects to fund research and development costs and operations for the remainder of fiscal 1998 from the WITECH line of credit described below. See "Forward Looking Statements."

At April 30, 1998, the Company had cash of approximately $77,000 compared to approximately $64,000 at July 31, 1997. During the first half of fiscal 1998, the Company raised $1,507,000, net of expenses, from the sale of common stock. The proceeds were used to fund operations and retire portions of the outstanding revolving credit lines. The shelf offering of the Company's common stock terminated on January 21, 1998.

The Company has a line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. The aggregate amount currently available under the WITECH Line is $2,000,000 and the interest rate is prime plus 2%. On November 17, 1997, the Company repaid $950,000 of the WITECH Line from the proceeds of the sale of shares of the Company's common stock. On May 27, 1998 WITECH and the Company agreed to amend the WITECH Line, increasing the line from $1,200,000 to the current $2,000,000 credit limit and extending the term from December 31, 1998 to December 31, 2001. In conjunction with obtaining the WITECH Line, since 1993, the Company issued total warrants to WITECH for the purchase of up to 250,000 shares of its common stock, including warrants for the purchase of 25,000 shares and a usage warrant for a maximum of 25,000 shares at an exercise price of $2.8125 that were issued in connection with the May 27, 1998 amendment to the WITECH line. As of May 31, 1998 there were $1,200,000 of borrowings outstanding under the WITECH Line.

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

                           FORWARD LOOKING STATEMENTS

Certain statements contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of the Company's selected market segments, the positioning of the Company's products in those segments, variations in demand for and cost of customer services and technical support, customer adoption of Internet-enabled Windows applications and their willingness to upgrade from DOS versions of software, the Company's ability to release new software applications and upgrades on a timely basis, the Company's ability to establish and maintain strategic alliances, the Company's ability to manage its costs, the Company's ability to manage its business in a rapidly changing environment, the Company's ability to finance capital investments, and the Company's ability to implement its acquisition strategy to increase growth.

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

Although the Company has recently introduced and plans to expand its Internet-enabled Windows portfolio of products, the marketplace is highly competitive and there can be no assurance that a customer will select the Company's software and services over that of a competitor. The environment in which the Company competes is characterized by rapid technological changes, dynamic customer demands, and frequent product enhancements and product introductions. Some of the Company's current and potential competitors have greater financial, technical, sales, marketing and advertising resources than the Company.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

         (a)  10.1 Amendment Number 11 to Loan Agreement dated January 21, 1998

              10.2 Articles of Incorporation of the Company

              10.3 Agreement dated February 11, 1998 between the Company,
                   Richard W. Weening and Quaestus Management Corporation

              10.4 Amendment Number 12 to Loan Agreement dated May 27, 1998.

              27 Financial Data Schedule

         (b) Reports on Form 8-K. On April 27, 1998, the Company filed a report on Form 8-K (dated April 20, 1998) with respect to Item 5 of Form 8-K. On May 21, 1998, the Company filed a report on Form 8-K (dated May 21, 1998) with respect to Item 5 of Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ARI Network Services, Inc.
                                     (Registrant)


Date:     June 15, 1998                 /s/ Brian E. Dearing
                                      --------------------------
                                      Brian E. Dearing, Chairman of the Board
                                      (and acting CFO)