Form 10-K
period 1998-07-31
ARI NETWORK SERVICES INC /WI
filed 1998-10-29
CIK 879796

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
                              --------------------

(XX)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     for the fiscal year ended July 31, 1998
                                       or
(  )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ...............  to ...............

Commission File No. 0-19608

                           ARI NETWORK SERVICES, INC.
             (Exact name of registrant as specified in its charter)
Wisconsin                                  39-1388360
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

330 East Kilbourn Ave.                     53202-3149
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


                                YES  X   NO
                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

As of October 26, 1998, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ National Market System) was approximately $5.8 million.

As of October 26, 1998, there were 5,087,462 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 1998, for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

================================================================================

ITEM 1.  BUSINESS


BUSINESS OVERVIEW

ARI Network Services, Inc. (the "Company" or "ARI") provides standards-based Internet-enabled electronic commerce services to companies in selected industry sectors with shared distribution channels. These services use telecommunications technology and software to help customers conduct business electronically, computer-to-computer, with minimal changes to their internal business systems.

Currently, the Company provides electronic commerce services to four industry sectors: the U.S., Canadian, European and Australian equipment industry (the "Equipment Industry"), the U.S. and Canadian agribusiness industry (the "Agribusiness Industry"), the U.S. and Canadian freight transportation industry (the "Transportation Industry"), and the U.S. newspaper publishing industry (the "Publishing Industry"). The Equipment and Agribusiness Industries are each made up of separate sub-markets in which the manufacturers share common distributors and/or retail dealers. The Equipment Industry comprises several vertical markets including: recreational vehicles, outdoor power, power tools, construction, marine, power sports and others. By "Equipment," the Company means capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. The Agribusiness Industry includes agricultural and specialty chemicals, fertilizer, livestock pharmaceuticals, feed and seed.

The Company's services include: telecommunication networking, incompatible computer systems connectivity, electronic mail messaging, electronic data interchange translation, electronic catalog creation and viewing, management of participant directories and databases, information exchange and retrieval, and a variety of customer specified electronic commerce and transaction processing applications. ARI also provides end user software applications related to its electronic commerce services and a range of professional services, including consulting, customer application development, installation, product customization, education and support.

The Company's electronic commerce services may be broadly categorized as either transaction management or data management services. Transaction management services include the provision of applications where transaction data are exchanged between participants (e.g., manufacturers, distributors, dealers and sales representatives) in a distribution channel. Such applications include product availability inquiries, sales automation, sales reporting, warranty claim processing, batch or immediate response product ordering, and invoicing. Data management services include the provision of reference databases used in electronic commerce. Such databases include directories of ship-to and bill-to locations, online or CD-ROM product catalogs, and, in the case of the Publishing Industry, online newspaper articles. Where possible, the Company seeks to provide integrated solutions involving both types of services. Both transaction and data management services are provided to the Equipment and Agribusiness Industries, while only data management services are provided to the Transportation and Publishing Industries.

The Company focuses its marketing efforts in the Equipment and Agribusiness Industries on major manufacturers and distributors that have the financial resources and business motivation to convert their distribution systems from paper-based to electronic commerce, thereby reducing processing expenses and time to market. In the Transportation Industry, the data management services are sold to the Association of American Railroads ("AAR") under a long-term contract. In the Publishing Industry, the services are sold under an exclusive long-term contract with the Associated Press.

During fiscal 1998, the Company had two customers, the AAR and Roche Vitamins, Inc., that exceeded 10% of total revenues. The Company's five year data management contract with the AAR extends until December 31, 1999. The Company has a good relationship with the AAR and management anticipates that the contract will be renewed. Roche Vitamins, Inc. is a sales force automation customer in the Agribusiness Industry. See "Forward Looking Statements".

The Company's executive offices are located at 330 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 and its telephone number at that location is (414) 278-7676. The Company is a Wisconsin corporation, incorporated in 1981. The Company maintains a website at http://www.arinet.com(TM).

MISSION AND STRATEGY

The Company's mission is to be the leading provider of quality distribution-side Internet-enabled business-to-business electronic commerce services in selected manufacturing industry segments with shared distribution channels. Management's vision is that whenever a manufacturer in one of the Company's target markets does business electronically with a distributor or dealer, it will use at least some of the Company's products or services to do so. To achieve this vision, the Company's strategy is to concentrate on a few vertical markets and to lead with two services: (i) distributor/dealer communications and (ii) electronic product catalogs and participant directories. After having obtained a position in a given market, the Company will then bring other products and services to bear in order to expand its presence and solidify its competitive position. The Company's goal is to provide a complete array of high-quality services that industry participants will adopt and use effectively.

The Company's strategy includes driving growth in its targeted markets through three distinct programs: (i) sales; (ii) strategic alliance; and (iii) acquisitions. The Company's external sales team focuses on large manufacturers and distributors in the targeted industry sectors while internal telesales representatives sell to dealers and smaller manufacturers and distributors. The Company has a strategic alliance relationship with over 28 companies that provide software and services to manufacturers, distributors and dealers in the Company's targeted industries. The Company seeks alliance partners that provide the software and services that complement the Company's products, such as manufacturer warranty claim processing software or dealer or distributor business management and point of sale systems. These alliance relationships range from simple technical interface agreements to value-added reseller arrangements. The Company also has an active acquisition program that has generated three acquisitions in the last 23 months. The Company seeks to acquire businesses with complementary products or services or attractive market positions in the Company's targeted industries. See "Acquisitions".

The Company has built business process and technical competency in four sectors:
Equipment, Agribusiness, Transportation and Publishing. Major customers in each sector participate in defining product requirements. This ensures that completed products are technically sound and will address the business problems participants are trying to solve through electronic commerce. Through its sales, alliance and acquisition programs, the Company expects to expand its business by
(i) growing market share in its targeted industries; (ii) entering new subsectors of each target market; and (iii) entering selected new vertical markets over the long term. See "Competition".

PRODUCTS AND SERVICES

The Company offers a variety of electronic commerce services to its customers. These various services are typically provided using some combination of networking, online and offline databases, software products, and professional services. The following table shows the software products offered by the Company, a brief description of the product and the industries where they are currently in use.

------------------------------------------------------------------------------------------------------------------------
                                  ARI NETWORK SERVICES, INC. PRODUCTS AND SERVICES
------------------------------------------------------------------------------------------------------------------------
   Product or Service                           Description                        Primary Vertical Channels
------------------------------------------------------------------------------------------------------------------------
TradeRoute(TM)            Document handling and communications for product         Equipment
                          ordering and warranty claims
------------------------------------------------------------------------------------------------------------------------
PLUS(1)(R)                Electronic parts catalog for equipment dealers           Equipment
------------------------------------------------------------------------------------------------------------------------
EMPART(TM)                Electronic parts catalog creation and viewing software   Equipment
------------------------------------------------------------------------------------------------------------------------
Internet Information      Web-based electronic commerce transaction support        Equipment
Support System*
------------------------------------------------------------------------------------------------------------------------
Meppel(R)                 EDI software for product movement reporting              Agribusiness
------------------------------------------------------------------------------------------------------------------------
ARISE(R)                  Sales automation software                                Agribusiness
------------------------------------------------------------------------------------------------------------------------
Electronic Commerce       Centrally managed industry-common databases of           Transportation and Agribusiness
Directories               electronic commerce participant locations
------------------------------------------------------------------------------------------------------------------------
Newsfinder(R)             Database of keyworded news stories                       Publishing
------------------------------------------------------------------------------------------------------------------------
Network Communications    Multi-protocol, Internet-connected server providing      All
                          such services as messaging, database access and data
                          translation
------------------------------------------------------------------------------------------------------------------------

*Acquired September 15, 1998 as part of the POWERCOM-2000 acquisition. POWERCOM-2000 also had EDI and electronic parts cataloging software which will be incorporated into the Company's TradeRoute(TM) and PLUS1(R) product lines. See "Acquisitions".

ACQUISITIONS

Since December 1995, the Company has had a formal Business Development program aimed at identifying, evaluating and closing potential acquisition targets which would augment and strengthen the Company's market position, product offerings, and personnel resources. Over 200 potential acquisition targets have been considered during the program, resulting in three acquisitions. The program is active and is intended to remain active indefinitely. The Company has engaged Cleary Gull Reiland & McDevitt Inc., a prominent Midwest investment banking firm, to help expand and accelerate the program.

On November 4, 1996, the Company completed the acquisition of cd\*.IMG, Inc. ("CDI") in a stock transaction. CDI was in the business of publishing electronic parts catalogs and the software that dealers and repair shops use to read the catalogs. CDI had the parts catalogs of over 20 manufacturers in the outdoor power equipment, marine, motorcycles and power sports industries.

On September 30, 1997, the Company completed the acquisition of Empart Technologies, Inc., in a stock for assets transaction. Empart Technologies, Inc. was a California-based developer of software for electronic parts catalogs. Empart's products included EMPARTpublisher(TM), which converts data from a variety of forms into an electronic format, and EMPARTviewer(TM), a high-end configurable parts catalog. The EMPART(TM) catalog software is being used in the recreational vehicles, musical instruments and power generation industries.


On September 15, 1998, the Company completed the acquisition of POWERCOM-2000, a division of Briggs & Stratton Corporation ("Briggs") located in Colorado Springs, Colorado, in a stock for assets transaction. POWERCOM-2000 was a provider of electronic commerce software and services to companies in the outdoor power, power tools and power sports industries.

COMPETITION

The electronic commerce services industry is highly competitive. Several companies, including AT&T, Dun & Bradstreet, EDS, GE Information Services, Harbinger, IBM, MCI and Sterling Commerce offer electronic commerce services that are similar to those offered by the Company. There are also many companies, such as Siebel Systems, Inc. and Bell & Howell, and others, that sell software that competes with certain of the Company's products. Many of these competing companies have substantially greater resources than ARI. Certain manufacturers and distributors operate their own private computer networks for transacting business with their dealers and distributors. It is possible that companies within the Company's target markets may develop and implement private computer-to-computer networks, thereby reducing the demand for the Company's services. The pace of technological change, such as developments in Internet commerce, is so great that new competitors may emerge quickly based on new technologies.

The Company's primary competitive advantage is the industry knowledge and customer relationships it has developed. When combined with services that meet the needs of the Company's customers, management believes that its industry knowledge and customer relationships will enable it to compete effectively in its chosen markets.

EMPLOYEES

As of September 30, 1998, the Company had 106 full-time equivalent employees. Of these, 42 are technical and engaged in maintaining or developing products and services, 36 are sales and marketing, 17 are database management and customer support and 11 are involved in administration and finance. None of these employees is represented by a union.

ITEM 2.  PROPERTIES

The Company occupies approximately 23,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring July 31, 2002. This facility serves as the Company's headquarters and data center. The Company also occupies approximately 9,100 square feet in an office building in Colorado Springs, Colorado under a lease expiring January 31, 2001. The Colorado Springs facility houses the Company's employees from its POWERCOM-2000 acquisition. See "Other Items".

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names of the Company's executive officers as of October 26, 1998. The officers serve at the discretion of the Board.

Name                          Age        Capacities in Which Serving
----                          ---        ---------------------------
Brian E. Dearing              43         Chairman, CEO, President, Acting CFO and a Director
Mark L. Koczela               44         Executive Vice President of Business Development and
                                         Administration and Secretary
John C. Bray                  41         Vice President of Sales
Michael E. McGurk             50         Vice President of Technology

--------------------

BRIAN E. DEARING. Mr. Dearing, a director since 1995, is Chairman, Chief Executive Officer, President and Acting Chief Financial Officer of the Company. Prior to joining the Company, Mr. Dearing held the position of Vice President - EDI Business Development in London, England, with Sterling Software, Inc. Since 1990, Mr. Dearing held a series of electronic commerce executive positions at Sterling including Vice President of Marketing and Vice President of Customer Service for Sterling's North American EDI business, as well as Vice President of European Network Services. Prior to joining Sterling, Mr. Dearing was Manager of EDI Market

Development and Manager of EDI Product Management with General Electric Information Services. Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a BA in Political Science from Union College. He also spent a year of undergraduate studies at the London School of Economics.

MARK L. KOCZELA. Mr. Koczela is Executive Vice President of Business Development and Administration and Secretary. Prior to joining the Company in January, 1992, Mr. Koczela was a shareholder at Godfrey & Kahn, S.C., a Milwaukee, Wisconsin law firm where he had worked in the field of mergers and acquisitions since 1983 representing a variety of businesses, including the Company. He holds a BA in History from the University of Massachusetts and a JD from Duke University Law School.

JOHN C. BRAY. Mr. Bray was appointed Vice President of Sales in September, 1996. Prior to joining the Company, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services (GEIS) in Rockville, Maryland. Before joining GEIS, Mr. Bray was a Regional Vice President of Sales for AT&T's EasyLink Services, marketing electronic commerce services. Mr. Bray was employed by AT&T from 1991 through 1996. He holds a BA in marketing from the University of Iowa.

MICHAEL E. MCGURK. Mr. McGurk was appointed Vice President of Technology in January, 1997. Prior to joining the Company, Mr. McGurk developed and operated a large format printing services business for customers involved in business process re-engineering projects. Before opening the printing service, Mr. McGurk had a twelve year career in information technology management at General Electric, including Manager of Global Information Technology for GE Medical Systems, Program Manager for GE Corporate and Manager of Data Management for GE Aircraft Engines. Mr. McGurk's early career included sales and technology positions at Cullinet and CinCom Systems. Mr. McGurk holds an MBA and BS from Miami University in Ohio.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation National Market System ("NASDAQ-NMS") under the symbol ARIS. The following table sets forth the high and low sales prices on the composite tape for the NASDAQ-NMS for the periods indicated as adjusted for the Company's one-for-four reverse stock split, as described below.

Fiscal Quarter Ended                         High           Low
October 31, 1996 . . . . . . . .             $11.00         $7.50
January 31, 1997 . . . . . . . .             $10.50         $6.25
April 30, 1997 . . . . . . . . .             $8.50          $4.50
July 31, 1997 . . . . . . . . .              $5.50          $2.75
October 31, 1997. . . . . . . .              $4.252         $4.00
January 31, 1998. . . . . . . .              $1.750         $1.750
April 30, 1998. . . . . . . . .              $3.750         $3.375
July 31, 1998 . . . . . . . . .              $2.4375        $2.250

As of October 26, 1998, there were approximately 183 holders of record and approximately 1,373 beneficial owners of the Company's common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.

On January 21, 1998, in connection with amending the Company's line of credit with WITECH Corporation (the "WITECH Line"), the Company issued to WITECH a warrant to purchase 25,000 shares of common stock at $4.00 per share. On May 27, 1998, in connection with further amending the WITECH Line, the Company issued to WITECH a warrant and a usage warrant, each to purchase 25,000 shares of common stock at $2.8125 per share. The exercise price of the warrants is reduced if the Company issues stock at less than the then current exercise price. The issuance of the warrants to WITECH will be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On November 19, 1997, the Company's shareholders voted to amend the Company's Articles of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock, while keeping 25,000,000 authorized shares of $.001 par value Common Stock. The shares issued in connection with the reverse stock split were exempt from registration under the Securities Act of 1933, as amended, because no "offer" or "sale" of securities was involved. Shareholders' equity, the number of shares and per share data in the accompanying financial statements have been adjusted for the reverse stock split.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 1998, which was derived from audited Consolidated Financial Statements and Notes thereto of the Company. Audited Financial Statements and Notes as of July 31, 1998 and 1997 and for each of the three years in the period ended July 31, 1998, and the report of Ernst & Young LLP thereon are included elsewhere in this Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere herein.

                                                                                         YEAR ENDED JULY 31,
                                                                    1998         1997          1996         1995          1994
                                                                ----------------------------------------------------------------
  STATEMENT OF OPERATIONS DATA:                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Network & other services revenues                               $  5,811      $  5,235      $  4,484      $  3,880      $  3,498

Software revenues & development                                    2,153         1,678          --           1,455         1,752
                                                                --------      --------      --------      --------      --------

   Total revenues                                                  7,964         6,913         5,252         5,335         5,250

Operating Expenses:

   Variable cost of network & other services sold                  1,327         1,035           925         1,087         1,208

   Variable cost of software & development sold                      619           652           288           149           214

   Depreciation and amortization                                   2,142         1,722         1,800         2,388        11,514(1)

   Network operations                                                708         1,004           919         1,171         1,281

   Selling, general and administrative                             4,586         4,819         4,585         4,756         6,411

   Restructuring costs                                                 0             0             0             0           500(2)

   Network construction and expansion                              2,198         1,897         1,897         1,788         2,745
                                                                --------      --------      --------      --------      --------

   Operating expenses before amounts capitalized                  11,580        11,129        10,414        11,339        23,873

   Less capitalized expenses                                      (1,546)       (1,155)       (1,230)       (1,616)       (2,602)
                                                                --------      --------      --------      --------      --------

   Net operating expenses                                         10,034         9,974         9,184         9,723        21,271
                                                                --------      --------      --------      --------      --------

Operating loss                                                    (2,070)       (3,061)       (3,932)       (4,388)      (16,021)

Other income                                                          55             9            12           114            51

Interest expense                                                    (125)         (223)         (286)          (65)          (97)
                                                                --------      --------      --------      --------      --------

      Loss before extraordinary item &
        minority interest                                         (2,140)       (3,275)       (4,206)       (4,339)      (16,067)

Minority interest in loss of subsidiary                                0             0             0             0            41

Extraordinary item                                                     0             0             0             0          (937)(3)
                                                                --------      --------      --------      --------      --------

Net loss                                                        $ (2,140)     $ (3,275)          206)     $ (4,339)     $(15,089)
                                                                ========      ========      ========      ========      ========

Income (loss) per common share:

      Loss before extraordinary item                            $  (0.52)     $  (0.91)     $  (1.35)     $  (1.44)     $  (5.88)

      Extraordinary item                                               0             0             0             0          0.34
                                                                --------      --------      --------      --------      --------

         Basic and diluted net loss per share                   $  (0.52)     $  (0.91)     $  (1.35)     $  (1.44)     $  (5.54)

Weighted average number of common and
   common equivalent shares                                        4,119         3,611         3,114         3,018         2,726

 BALANCE SHEET DATA:

 Working capital (deficit)                                      $    762      $   (689)     $ (3,412)     $ (1,564)     $    485

 Capitalized network system (net)                                  9,122         8,957         9,264         9,277         9,253

 Total assets                                                     12,808        11,416        11,479        11,683        13,258

 Current portion of long-term debt
   and capital lease obligations                                      30            64            63            68            76

 Total long-term debt and capital lease obligations                1,653             8            22            73           101

 Total shareholder's equity                                        8,962         8,947         6,182         8,524        11,215


-------------

         (1)Includes a non-recurring amortization charge of $7.7 million as a result of management's decision to move from DOS to Windows(R) as the principal operating system of the Company's end user applications.
         (2)Company commenced a restructuring in the second quarter of fiscal 1994. Restructuring costs comprised severance, recruiting, relocations and related expenses.
         (3)Company was released from capital lease obligations with IBM in the fourth quarter of fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

For the first time in its history, the Company achieved positive cash flow from operations net of changes in working capital for the year ended July 31, 1998. This represents an improvement of $1,555,000 compared to fiscal 1997 and $2,408,000 compared to 1996. Net loss for fiscal 1998 was reduced by $1,135,000 or 35% compared to fiscal 1997. Management expects that the Company will continue to operate with positive cash flow from operations net of changes in working capital for the balance of fiscal 1999. Management also expects to achieve its goal of full sustainable profitability in the fourth quarter of fiscal 1999. See "Forward Looking Statements".

                                    REVENUES

Total revenue for the year ended July 31, 1998 increased $1,051,000 or 15% compared to last year. Total year-over-year quarterly revenue has increased for ten consecutive quarters. Management expects the year-over-year quarterly increases to continue through fiscal 1999.

The Company provides business-to-business electronic commerce network services and end user software to customers in selected industry sectors with shared distribution channels. The Company's strategy is to build sustainable, recurring revenues in these selected industry sectors from each of its primary services and software products. Accordingly, management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within each industry sector.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's financial statements:


                           REVENUE BY INDUSTRY SECTOR


                                                   YEAR ENDED JULY 31,
                                                 (DOLLARS IN THOUSANDS)
                                  ------------------------------------------------------
                                                    PERCENT                      PERCENT
  INDUSTRY SECTOR                  1998     1997    CHANGE      1997     1996    CHANGE
                                  ------   ------   -------    ------   ------   -------
Equipment Industry
   Recurring                      $  606   $  486       25 %   $  486   $  222      119 %
   Non-recurring                   1,588      432      268 %      432      241       79 %
                                  ------   ------              ------   ------
   Subtotal                        2,194      918      139 %      918      463       98 %

Agribusiness Industry
   Recurring                       2,400    2,230        8 %    2,230    2,019       10 %
   Non-recurring                     991    1,523      (35)%    1,523      621      145 %
                                  ------   ------              ------   ------
   Subtotal                        3,391    3,753      (10)%    3,753    2,640       42 %

Transportation Industry
   Recurring                         761      714        7 %      714      454       57 %
   Non-recurring                     157      108       45 %      108      164      (34)%
                                  ------   ------              ------   ------
   Subtotal                          918      822       12 %      822      618       33 %

Publishing Industry
   Recurring                       1,325    1,219        9 %    1,219    1,102       11 %
   Non-recurring                      22       43      (49)%       43      142      (70)%
                                  ------   ------              ------   ------
   Subtotal                        1,347    1,262        7 %    1,262    1,244        1 %

Other Revenues (100% Recurring)      114      158      (28)%      158      287      (45)%

Total Revenues
   Recurring                       5,206    4,807        8 %    4,807    4,084       18 %
   Non-recurring                   2,758    2,106       31 %    2,106    1,168       80 %
                                  ------   ------              ------   ------
   Grand total                    $7,964   $6,913       15 %   $6,913   $5,252       32 %
                                  ======   ======              ======   ======

Recurring revenues are derived from network traffic fees, maintenance and support fees, transaction fees, software license renewals and subscription fees. Recurring revenues increased in fiscal 1998 and fiscal 1997, compared to the prior year, due to increases in the customer base in all industries. Recurring revenues, as a percentage of total revenue, decreased from 78% in fiscal 1996 and 70% in fiscal 1997 to 65% in fiscal 1998. Management believes a relationship of approximately two thirds recurring revenues to one third non-recurring revenues is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenues. This revenue mix may fluctuate from quarter to quarter. See "Forward Looking Statements".

Non-recurring revenues are derived from initial software license fees and professional services fees. The increase in non-recurring revenues in fiscal 1998, compared to fiscal 1997, was primarily due to increased new business in the Equipment Industry offset, in part, by reduced new business in the Agribusiness Industry. The increase in non-recurring revenues in fiscal 1997, compared to fiscal 1996, was due to increased new business in the Agribusiness Industry.

Equipment Industry

The Equipment Industry comprises several vertical markets including recreational vehicle, outdoor power equipment, marine, power sports, automotive, diesel truck, motorcycle and power generation. Management's strategy is to expand its parts catalog software and services and dealer communication channels with manufacturers and distributors in the existing vertical markets and to expand to other similar channels in the future. Revenues from the Equipment Industry are derived from software license fees, maintenance and support fees and professional services fees. Revenues from EMPART(TM), the Company's recently acquired electronic parts cataloging software, are included in the Equipment Industry revenues. See "Other Items". Fiscal 1998 recurring revenues in the Equipment Industry increased, compared to fiscal 1997, primarily due to increased revenues from subscription fees and maintenance and support fees from the Company's growing base of manufacturers and dealers. Fiscal 1997 recurring revenues in the Equipment Industry increased, compared to fiscal 1996, due to the initiation of annual maintenance and support fees to the Company's dealer communications software customers and subscription fees from the Company's acquisition of PLUS(1)(R) in November 1996. Fiscal 1998 non-recurring revenues in the Equipment Industry increased, compared to fiscal 1997, due to increased sales of software licenses and professional services as a result of the Company's entry into the Recreational Vehicle Industry. Fiscal 1997 non-recurring revenues in the Equipment Industry increased, compared to fiscal 1996, due to increased sales of software licenses. Management expects recurring and non-recurring revenues in the Equipment Industry to increase at a higher rate than total revenues in fiscal 1999, as the Company focuses its attention and resources in this industry. See "Forward Looking Statements".

Agribusiness Industry

The Agribusiness Industry comprises several vertical markets including agricultural and specialty chemicals, livestock pharmaceuticals, fertilizer, feed and seed. Revenues from the Agribusiness Industry are derived from software license fees, maintenance and support fees, network traffic fees and professional services fees. Fiscal 1998 and fiscal 1997 recurring revenues in the Agribusiness Industry increased, compared to the prior year, due to increases in network traffic. Fiscal 1998 non-recurring revenues in the Agribusiness Industry decreased compared to fiscal 1997 due to the saturation of software licenses to the distributor level of the Agrichemical distribution channel and the completion of substantial sales force automation software customization projects for two major customers during the fourth quarter of fiscal 1997. Management expects revenues in the Agribusiness Industry will remain relatively flat in fiscal 1999. See "Forward Looking Statements".

Transportation Industry

Revenues from the Transportation Industry are derived from maintenance and support fees, transaction fees and professional services fees charged to the Association of American Railroads ("AAR") for the creation and maintenance of the Customer Identification File. Fiscal 1998 recurring revenues in the Transportation Industry increased, compared to fiscal 1997, due to growth in maintenance and support fees as the Customer Identification File increased in size. Fiscal 1997 recurring revenues in the Transportation Industry increased, compared to fiscal 1996, due to a shift from non-recurring professional services fees to recurring maintenance and support fees as the project went into production. Fiscal 1998 non-recurring revenues in the Transportation Industry increased, compared to fiscal 1997, due to special systems development and modification projects the Company undertook on behalf of the AAR. Management expects that revenues in the Transportation Industry will continue at approximately the same level in fiscal 1999, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. The Company's five-year data management contract with the AAR extends until December 31, 1999. The Company has a good relationship with the AAR and management anticipates that the contract will be renewed. See "Forward Looking Statements".

Publishing Industry

Revenues from the Publishing Industry are from fees charged to the Company's Newsfinder(R) customers. Through Newsfinder(R), the Company manages the approximately 20,000 news stories per week output of the Associated Press ("AP") and the AP's national and international photo wire, providing access on a dial-up basis and through the World Wide Web to some 800 publishers with more than 1,300 weekly and monthly newspapers. Fiscal 1998 revenues in the Publishing Industry increased compared to fiscal 1997 due to price increases and increased photo sales. Management expects that revenues in the Publishing Industry will continue at approximately the same level in fiscal 1999, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in other areas. See "Forward Looking Statements".

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's financial statements:


                                                                             YEAR ENDED JULY 31,
                                                                           (DOLLARS IN THOUSANDS)
                                                     --------------------------------------------------------------
                                                                             PERCENT                        PERCENT
                                                      1998      1997         CHANGE     1997      1996      CHANGE
                                                     -------   -------       -------  -------    -------    -------
  Operating Expenses:
    Variable cost of products and services
    sold (exclusive of depreciation and
    amortization shown below)                        $ 1,946   $ 1,687         15 %   $ 1,687    $ 1,213         39 %

Network operations                                       708     1,004        (29)%     1,004        919          9 %

Selling, general and administrative                    4,586     4,819         (5)%     4,819      4,585          5 %

Network construction and expansion                     2,198     1,897         16 %     1,897      1,897          0 %
                                                     -------   -------        ---     -------    -------        ---
   Gross cash expenses                                 9,438     9,407          0 %     9,407      8,614          9 %

Depreciation and amortization                          2,142     1,722         24 %     1,722      1,800         (4)%

Less capitalized expenses                            (1,546)    (1,155)        34 %    (1,155)    (1,230)        (6)%
                                                     -------   -------        ---     -------    -------        ---

   Net operating expenses                            $10,034   $ 9,974          1 %   $ 9,974    $ 9,184          9 %
                                                     =======   =======        ===     =======    =======        ===





Fiscal 1998 operating expenses remained relatively flat, compared to fiscal 1997, while fiscal 1997 operating expenses increased only slightly, despite significant increases in revenues. In both years, this was due to tight controls of cash expenses.

Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing fees, customization labor and temporary help fees. Variable cost of products and services sold increased in fiscal 1998 and fiscal 1997 compared to the prior year, as a direct result of increased revenues. Variable cost of products and services sold as a percentage of revenue was 24% in fiscal 1998 and fiscal 1997, and 23% in fiscal 1996. Management expects gross margins to fluctuate slightly from quarter to quarter based on the mix of products and services sold. See "Forward Looking Statements".

Network operations costs are derived primarily from data center operations, software maintenance agreements for the Company's core network and customer support. Network operations costs decreased significantly in fiscal 1998, compared to fiscal 1997, as the Company successfully negotiated reduced software maintenance contracts and completed a restructuring in the customer support area, increasing efficiency and reducing costs, while at the same time improving service levels. Network operations costs are at their lowest point in the recent history of the Company, despite record revenues.

Selling, general and administrative expenses decreased in fiscal 1998, compared to fiscal 1997, despite increases in revenue. The decrease was due to lower rent, payroll expense and management consulting fees.

The Company's technical staff (in-house and contracted) is allocated between research and development expense and software customization services for customer applications capitalized costs. During fiscal 1998, the Company's technical resources were focused primarily on the development of the TradeRoute(TM) and PLUS(1)(R) for Windows software products. During fiscal 1997 and fiscal 1996 the Company's technical resources were focused on software customization projects in the Agribusiness Industry. Management expects the Company's technical resources to shift focus from research and development to software customization in fiscal 1999 as a result of significant customization contracts in the Equipment Industry, although the mix may fluctuate quarter to quarter based on customer requirements. See "Forward Looking Statements".

Depreciation and amortization expenses decreased in fiscal 1997 as the Company's DOS-based products became fully amortized and increased in fiscal 1998 as TradeRoute(TM) and PLUS(1)(R) for Windows were released and amortization expense was recognized for the first time.

Capitalized expenses represented 70% of research and development in fiscal 1998, compared to 61% and 65% in fiscal 1997 and fiscal 1996, respectively. Capitalized expenses increased, as a percentage of research and development, due to the shift of technical staff to capitalized development of TradeRoute(TM) and PLUS(1)(R) for Windows.

                                   OTHER ITEMS

Interest expense decreased $98,000 or 44% in fiscal 1998 and $63,000 or 22% in fiscal 1997, compared to the prior year. The decreases in interest expense were a result of the conversion of portions of the Company's lines of credit with shareholders into shares of the Company's stock. See "Liquidity and Capital Resources". Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss decreased $1,135,000 or 35% in fiscal 1998 and $931,000 or 22% in fiscal 1997, compared to the prior year. The fourth quarter of fiscal 1998 was the Company's first profitable quarter. However, management believes that the Company will not achieve sustainable profitability until the fourth quarter of fiscal 1999. See "Forward Looking Statements".

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's financial statements.

                                                                    YEAR ENDED JULY 31,
                                                                   (DOLLARS IN THOUSANDS)
                                                ------------------------------------------------------------------------
                                                                           PERCENT                            PERCENT
                                                   1998       1997         CHANGE      1997        1996       CHANGE
                                                ----------   -------     ---------   -------     --------    -----------
Net cash provided by (used in) operating
   activities before changes in working capital   $     2    $(1,553)        100 %   $(1,553)    $(2,406)        35 %

Net cash used in investing activities -            (1,601)    (1,234)        (30)%    (1,234)     (1,241)         1 %
                                                  -------    -------                 -------     -------

   Subtotal                                        (1,599)    (2,787)         43 %    (2,787)     (3,647)        24 %

Effect of net changes in working capital             (702)      (202)       (248)%      (202)       (112)       (80)%
                                                  -------    -------                 -------     -------

Net cash used in operating and
   investing activities                           $(2,301)   $(2,989)         23 %   $(2,989)    $(3,759)        20 %
                                                  =======    =======                 =======     =======

Net cash used in operating activities before changes in working capital decreased in fiscal 1998 and fiscal 1997, compared to the prior year, due to increased revenues and tight cost controls. The Company achieved positive cash flow from operations before changes in working capital in the fourth quarter of fiscal 1998 and management believes that this will continue in fiscal 1999. Net cash used in investing activities increased in fiscal 1998 due to the development of TradeRoute(TM) and PLUS(1)(R) for Windows. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and may vary significantly from year to year.

The Company expects to continue to incur operating losses in fiscal 1999, although management expects to attain full, sustainable profitability in the fourth quarter of fiscal 1999. The Company expects to fund research and development costs with excess cash from operations and the WITECH and Briggs lines of credit described below. See "Forward Looking Statements".

At July 31, 1998, the Company had cash of approximately $194,000 compared to approximately $64,000 at July 31, 1997. During fiscal 1998, the Company raised $1,496,000, net of expenses, from the sale of common stock. The proceeds were used to fund operations and retire portions of the outstanding revolving credit lines.

The Company has a line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. The aggregate amount currently available under the WITECH Line is $2,800,000 and the interest rate is prime plus 2%. On November 17, 1997, the Company repaid $950,000 of the WITECH Line from the proceeds of the sale of shares of the Company's common stock. On May 27, 1998, the WITECH Line was amended, increasing the line from $1,200,000 to $2,000,000 and extending the term from December 31, 1998 to December 31, 2001. On September 14, 1998, WITECH agreed to increase the line from $2,000,000 to the current $2,800,000. Any borrowings in excess of $2,000,000 under the WITECH Line shall be repaid with the proceeds of any common stock offerings for cash by the Company. In conjunction with obtaining the WITECH Line, since 1993, the Company has issued to WITECH 250 shares of its non-voting preferred stock and total warrants for the purchase of up to 250,000 shares of its common stock, including warrants for the purchase of 200,000 shares at $4.00 per share and warrants for a maximum of 50,000 shares at an exercise price of $2.8125. The exercise price is reduced if the Company issues stock at less than the then current exercise price. As of September 30, 1998, there were $1,980,000 of borrowings outstanding under the WITECH Line.

The only financial covenant in the WITECH Line is that the Company must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million. The Company has been, and is currently, in compliance with the financial covenant in the Agreement and currently expects to comply with such covenant or obtain any required waivers or raise additional equity, if necessary. See "Forward Looking Statements".

As part of its acquisition of the POWERCOM-2000 business from Briggs & Stratton Corporation ("Briggs") in September, 1998, Briggs agreed to provide the Company with a working capital line of credit in the amount of $250,000 (the "Briggs Line"). The Company has agreed to exhaust all available credit under the WITECH Line before borrowing any amounts under the Briggs Line. The Briggs Line bears interest at prime plus 2% and is secured by a first position lien against all accounts receivable generated from customers of POWERCOM-2000 that were assigned to the Company as part of the acquisition. Borrowings under the Briggs Line (if any) must be repaid with the proceeds of equity offerings (if any) in excess of $800,000 plus accrued interest on the WITECH Line.

Management believes that the financing from the WITECH Line and the Briggs Line will be sufficient to fund operations in fiscal 1999. On a long-term basis, management believes operations as well as capital expenditures, will come principally from cash generated from operations. See "Forward Looking Statement". The Company currently intends to raise additional financing during fiscal 1999 in order to fund the Company's acquisition program (see "Acquisition" under Item 1 above) and to repay the Briggs Line and a portion of the WITECH Line. The Company has not yet determined the terms of such financing but such financing would likely include the sale of common stock and/or debt securities.

YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has developed and is implementing a comprehensive year 2000 program to assess its software and equipment and to develop and implement plans to remediate any year 2000 issues that are uncovered. This program includes five phases: Enterprise Planning, Assessment, Inventory, Compliance Development and Post-Implementation. Oversight of the program is the responsibility of the Vice President of Technology with progress reported to the other members of the Company's executive team.

The Enterprise Planning phase was completed in May, 1997, the Assessment Phase was completed in August, 1997, the Inventory Phase was completed in April, 1998. The Compliance Development phase is targeted for completion by September, 1999. This phase includes remediation of all non-compliant components and system testing of all ARI supported components.

Affected software includes software used by the Company for its own internal operations and software that the Company has developed for its customers. Affected operating equipment includes the Company's computers and other office equipment and infrastructure systems such as HVAC, electric supply and telecommunications equipment and services and similar equipment and services of the Company's suppliers and customers.

The year 2000 program includes plans to either sunset or bring into compliance 26 different computing platforms, 19 ARI products, and 78 vendor software products. The Company currently anticipates that any problems resulting from non-compliant products will be addressed through a combination of product modifications as part of planned product enhancements and migration of customers to functionally similar products which are year 2000 compliant.

Surveys have been sent to all material suppliers. Alternatives will be identified for any products or services that will not be compliant by December 31, 1999. As of the date hereof, the Company is not aware of any suppliers with year 2000 issues that would have a material impact on the Company's results of operations or financial condition. However, the Company has no means of ensuring that suppliers actually will be year 2000 compliant by January 1, 2000.

The Company is not aware of any customer with year 2000 issues that will have an impact on the Company's results of operations or financial condition. However, the Company has no means of ensuring that customers actually will be year 2000 compliant by January 1, 2000. There is a risk that customers may become increasingly resource constrained by year 2000 issues and will, therefore, have less resources available for purchasing the Company's products and services or implementing the Company's products once purchased. This could have a material adverse effect on the Company's sales. It is also possible that some of the Company's customers will fail to remediate their own internal year 2000 issues and that such failure will adversely affect the customer and its ability to use and/or pay for the Company's products and services. See "Forward Looking Statement".

The Company is using both internal and external resources to reprogram or replace, test and implement the software and operating equipment for year 2000 modifications. Management estimates that the total cost of the year 2000 program will be approximately $450,000. Included in this estimate is approximately $100,000 which management has estimated will be added to its year 2000 program costs because of its recent acquisition of POWERCOM-2000. This is a preliminary estimate based upon a comparison of the systems and software operated and sold by the Company compared to the systems operated and sold by POWERCOM-2000. Management expects to update this estimate by February 1, 1999 when a more formal review has been completed. These costs are being funded with cash from operations and with the WITECH Line and the Briggs Line. See "Liquidity and Capital Resources". To date, the Company has incurred approximately $137,500 relating to all phases of the year 2000 program.

The Company's plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                           FORWARD LOOKING STATEMENTS

Certain statements contained in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of the Company's selected market segments, the positioning of the Company's products in those segments, variations in demand for and cost of customer services and technical support, customer adoption of Internet-enabled Windows(R) applications and their willingness to upgrade from DOS versions of software, the Company's ability to release new software applications and upgrades on a timely basis, the Company's ability to establish and maintain strategic alliances, the Company's ability to manage its costs, the Company's ability to manage its business in a rapidly changing environment, the Company's ability to finance capital investments, and the Company's ability to implement its acquisition strategy to increase growth.

Projected revenues and, therefore, profitability and cash flows are difficult to estimate because the Company's revenues and operating results may vary substantially from quarter to quarter. The primary cause of the variation is attributed to non-recurring revenues from software license and customization fees. License fee revenues are based on contracts signed and product delivered. Non-recurring revenues are affected by the time required to close large license fee and development agreements, which cannot be predicted with any certainty due to customer requirements and decision-making processes.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. The Company's only long-term debt subject to interest rate risk is its lines of credit with WITECH and Briggs. See "Liquidity and Capital Resources". Such long-term debt bears interest tied to prevailing market rates. An increase or decrease of one percent in the prime interest rate would affect the Company's pre-tax earnings by approximately plus or minus $19,800, annualized, based on the outstanding borrowings under these lines of credit at July 31, 1998. As a result, the Company believes that the market risk relating to interest rate movements is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements and related notes for the fiscal years ended July 31, 1998, 1997 and 1996 together with the report thereon of the Company's independent auditors, Ernst & Young LLP, are attached hereto as Exhibit A-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding the directors of the Company is included in the Company's definitive 1998 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Election of Directors". Information with respect to the Company's executive officers is shown at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in the Company's definitive 1998 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of the Company's common stock is included in the Company's definitive 1998 Annual Meeting Proxy Statement and is incorporated herein by reference. See "Security Ownership of Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information related to Certain Relationships and Related Transactions is included in the Company's definitive 1998 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Certain Transactions".

                                     PART IV


ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K


(a)1.
FINANCIAL STATEMENTS

Report of independent auditors on Financial Statements and Financial Statement Schedule.

Balance sheets - July 31, 1998 and 1997.

Statements of operations for each of the three years in the period ended July 31, 1998.

Statements of shareholders' equity for each of the three years in the period ended July 31, 1998.

Statements of cash flows for each of the three years in the period ended July 31, 1998.

Notes to financial statements - July 31, 1998.

The Financial Statements are located immediately following the signature pages.

(a)2.
FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation and qualifying accounts for the years ended July 31, 1998, 1997, and 1996.

The Financial Statement Schedule is located immediately following the Financial Statements. All other schedules to which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3.
EXHIBITS:

See (c) below.

(b)      REPORTS ON FORM 8-K:
On May 21, 1998 the Company filed a Form 8-K (dated May 21, 1998) with respect to Item 5 of Form 8-K.

(c)
EXHIBITS:

EXHIBIT
NUMBER
DESCRIPTION

2.1
Asset Purchase Agreement dated September 25, 1997, among the Company, Empart Technologies, Inc. and Michael S. Jarrett, incorporated herein by reference to
Exhibit 2.1 of the Company's Report on Form 8-K filed October 10, 1997.

2.2
Asset Purchase Agreement dated September 15, 1998 between the Company and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit 2.1 of the Company's current Report on Form 8-K filed September 25, 1998. The Company agrees to furnish supplementally to the Commission upon request the Schedules and Exhibits to the Asset Purchase Agreement listed on the Table of Contents of the Asset Purchase Agreement.

2.3
Registration Rights Agreement dated September 15, 1998 between the Company and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed September 25,1998.

3.1
Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998.

3.2
By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Reg. No. 33-43148).

10.1*
1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended October 31, 1996.

10.2*
1993 Director Stock Option Plan, as amended, incorporated herein by reference to
Exhibit 10.3 of the Company's Form 10-Q for the quarter ended October 31, 1996.

10.3
Loan Agreement by and between the Company and WITECH Corporation dated October 4, 1993, incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended July 31, 1993.

10.4
Amendment to Loan Agreement dated May 19, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-3 (Reg. No. 33-75760).

10.5
Amendment No. 2 to Loan Agreement dated July 28, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Reg. No. 33-80914).

10.6
Consent and Amendment No. 3 to Loan Agreement dated December 2, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended October 31, 1994.

10.7
Amendment No. 4 to Loan Agreement dated October 18, 1995 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the fiscal year ended July 31, 1995.

10.8
Amendment No. 5 to Loan Agreement dated December 20, 1995 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.9
Amendment No. 6 to Loan Agreement dated January 23, 1996, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.10
Amendment No. 7 to Loan Agreement dated April 20, 1996 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended April 30, 1996.

10.11
Amendment No. 8 to Loan Agreement dated May 31, 1996 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended April 30, 1996.

10.12
Amendment No. 9 to Loan Agreement dated November 5, 1996, between the Company and WITECH Corporation, including Forms of Amended and Restated Commitment Warrant and Usage Warrant, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended October 31, 1996.

10.13
Amendment No. 10 to Loan Agreement dated May 30, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended April 30, 1997.

10.14
Amendment No. 11 to Loan Agreement dated January 21, 1998 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1998.

10.15
Amendment No. 12 to Loan Agreement dated May 27, 1998 between the Company and WITECH Corporation incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1998.

10.16
Amendment No. 13 to Loan Agreement dated September 14, 1998 between the Company and WITECH Corporation.

10.17
Warrant dated July 15, 1994 issued by the Company to QUAESTUS L.P., incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended July 31, 1994.

10.18
Warrant dated July 15, 1994 issued by the Company to Richard W. Weening, incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K for the fiscal year ended July 31, 1994.

10.19
Purchase Agreement, dated May 19, 1994 between the Company and Vulcan Ventures Incorporated, incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-3.

10.20
Purchase Agreement dated December 22, 1994 between the Company and Vulcan Ventures Incorporated, incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended January 31, 1995.

10.21*
Employment letter dated October 20, 1995 from the Company to Brian Dearing, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.22
Preferred Stock Purchase Agreement dated July 15, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-2 (Reg. No. 333-31295) filed on July 15, 1997.

10.23
Agreement dated February 11, 1998 between the Company, Richard W. Weening and QUAESTUS Management Corporation, incorporated herein by reference to Exhibit
10.3 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1998.

10.24
Revolving Credit Agreement dated September 15, 1998 between the Company and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K filed September 25, 1998.

11.1
Computation of per share loss.

23.1
Consent of Ernst & Young LLP.

24.1
Powers of Attorney appear on the signature page hereof.

27.1
Financial Data Schedule

*        Management Contract or Compensatory Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 26th day of October, 1998.

                                        ARI NETWORK SERVICES, INC.



                                By:     ----------------------------
                                        Brian E. Dearing
                                        Chairman, President, CEO & Acting CFO,
                                        & Acting CAO


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


       SIGNATURE                                           TITLE                   DATE



---------------------------------     Chairman, President & CEO & Director                      , 1998
Brian E. Dearing                      & Acting CFO & Acting CAO                 ---------------
                                      (Principal Executive Officer)


---------------------------------     Director                                                  , 1998
William H. Alverson                                                             ---------------


--------------------------------      Director                                                  , 1998
Gordon J. Bridge                                                                ---------------


-------------------------------       Director                                                  , 1998
Francis Brzezinski                                                              ---------------


-------------------------------       Director                                                  , 1998
George D. Dalton                                                                ---------------


-------------------------------       Director                                                  , 1998
Eric P. Robison                                                                 ---------------


-------------------------------       Director                                                  , 1998
Richard W. Weening                                                              ---------------

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 26th day of October, 1998.

                                  ARI NETWORK SERVICES, INC.



                                  By:  /s/ Brian E. Dearing
                                      -----------------------------------
                                       Brian E. Dearing,
                                       Chairman, President & CEO & Acting CFO,
                                       & Acting CAO


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


         SIGNATURE                                           TITLE                             DATE
/s/ Brian E. Dearing                        Chairman, President, CEO & Director          October __, 1998
----------------------------                Acting CFO & Acting CAO
Brian E. Dearing                            (Principal Executive Officer)

/s/ William H. Alverson                     Director                                     October __, 1998
----------------------------
William H. Alverson


/s/ Gordon J. Bridge                        Director                                     October __, 1998
----------------------------
Gordon J. Bridge


/s/ Francis Brzezinski                      Director                                     October __, 1998
----------------------------
Francis Brzezinski


/s/ George D. Dalton                        Director                                     October __, 1998
----------------------------
George D. Dalton


/s/ Eric P. Robison                         Director                                     October __, 1998
----------------------------
Eric P. Robison


/s/ Richard W. Weening                      Director                                     October __, 1998
----------------------------
Richard W. Weening

                Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     ERNST & YOUNG LLP

Milwaukee, Wisconsin
September 4, 1998,
   except for Notes 2 and 9 as to
   which the date is September 14, 1998
   and September 15, 1998, respectively

                           ARI Network Services, Inc.

                                 Balance Sheets
             (Dollars in thousands, except share and per share data)


                                                                    JULY 31
                                                                1998        1997
                                                               -----------------
ASSETS (NOTE 2)
Current assets:
   Cash                                                         $   194   $    64
   Trade receivables, less allowance for doubtful accounts of
     $185 in 1998 and $132 in 1997                                2,643     1,549
   Prepaid expenses and other                                       118       159
                                                                -------   -------
Total current assets                                              2,955     1,772


Equipment and leasehold improvements:
   Network system hardware                                        3,778     3,579
   Leasehold improvements                                           239       239
   Furniture and equipment                                          485       374
                                                                -------   -------
                                                                  4,502     4,192
   Less accumulated depreciation and amortization                 4,107     3,877
                                                                -------   -------
Net equipment and leasehold improvements                            395       315


Other assets                                                        336       372


Network system:
   Network platform                                              11,467    11,467
   Industry-specific applications                                19,906    17,925
                                                                -------   -------
                                                                 31,373    29,392
   Less accumulated amortization                                 22,251    20,435
                                                                -------   -------
                                                                  9,122     8,957
                                                                -------   -------
                                                                $12,808   $11,416
                                                                =======   =======

                                                                                  JULY 31
                                                                              1998         1997
                                                                           ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit payable to shareholder                                    $   --      $    500
   Notes payable                                                                  28          46
   Accounts payable                                                              581         650
   Unearned income                                                               776         543
   Accrued payroll and related liabilities                                       620         493
   Other accrued liabilities                                                     158         165
   Current portion of capital lease obligations                                   30          64
                                                                            --------    --------
Total current liabilities                                                      2,193       2,461

Line of credit payable to shareholder                                          1,620        --

Capital lease obligations                                                         33           8

Commitments (Note 3)

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per share,
     1,000,000 shares authorized; 20,000 shares issued and                      --          --
     outstanding
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     4,247,460 and 3,691,754 shares issued and outstanding in 1998 and
     1997, respectively                                                            4           4
   Additional paid-in capital                                                 85,028      82,873
   Accumulated deficit                                                       (76,070)    (73,930)
                                                                            --------    --------
 Total shareholders' equity                                                    8,962       8,947
                                                                            --------    --------
                                                                            $ 12,808    $ 11,416
                                                                            ========    ========



See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of Operations
             (Dollars in thousands, except share and per share data)


                                                    YEAR ENDED JULY 31
                                               1998        1997         1996
                                             -----------------------------------
Net revenues:
   Network and other services                $  5,811    $  5,235    $  4,484
   Software and development                     2,153       1,678         768
                                             --------    --------    --------
                                                7,964       6,913       5,252
Operating expenses:
   Variable cost of products and services
     sold (exclusive of depreciation and
     amortization shown separately below):
       Network and other services               1,327       1,035         925
       Software and development                   619         652         288
                                             --------    --------    --------
                                                1,946       1,687       1,213
   Depreciation and amortization                2,142       1,722       1,800
   Network operations                             708       1,004         919
   Selling, general and administrative          4,586       4,819       4,585
   Network construction and expansion           2,198       1,897       1,897
                                             --------    --------    --------
                                               11,580      11,129      10,414
   Less capitalized portion                    (1,546)     (1,155)     (1,230)
                                             --------    --------    --------
Total operating expenses                       10,034       9,974       9,184
                                             --------    --------    --------

Operating loss                                 (2,070)     (3,061)     (3,932)
Other income (expense):
   Interest expense                              (125)       (223)       (286)
   Interest income                               --             3           6
   Other, net                                      55           6           6
                                             --------    --------    --------
                                                  (70)       (214)       (274)
                                             --------    --------    --------
Net loss                                     $ (2,140)   $ (3,275)   $ (4,206)
                                             ========    ========    ========

Net loss per share                           $   (.52)   $   (.91)   $  (1.35)
                                             ========    ========    ========


See accompanying notes.

                           ARI Network Services, Inc.

                       Statements of Shareholders' Equity
                      (In thousands, except per share data)


                                                               Number of Shares
                                                             Issued and Outstanding      Par Value
                                                             -----------------------------------------------------------------------
                                                                                                          Additional
                                                             Preferred   Common       Preferred   Common   Paid-in     Accumulated
                                                              Stock       Stock        Stock      Stock    Capital       Deficit
                                                             -----------------------------------------------------------------------
Balance July 31, 1995                                             --     3,046,640      $--      $    3   $  74,970    $ (66,449)
   Issuance of common stock (net of offering costs of $49)        --       183,823       --        --         1,826         --
   Exercise of stock options                                      --         2,695       --        --            27         --
   Issuance of common stock under stock purchase plan             --         1,119       --        --            11         --
   Net loss                                                       --          --         --        --          --         (4,206)
                                                                ------   ---------      ---   ---------   ---------    ---------
Balance July 31, 1996                                             --     3,234,277                 --        76,834      (70,655)

   Issuance of common stock (net of offering costs of $11)        --       316,176       --           1       2,785         --
   Issuance of common stock in connection with acquisition
     of cd\*. IMG, Inc.                                           --        29,412       --        --           250         --
   Issuance of common stock as payment of line of credit          --       111,111       --        --         1,000         --
   Issuance of common stock under stock purchase plan             --           778       --        --             4         --
   Issuance of preferred stock                                  20,000        --         --        --         2,000         --
   Net loss                                                       --          --         --        --          --         (3,275)
                                                                ------   ---------      ---   ---------   ---------    ---------
Balance July 31, 1997                                           20,000   3,691,754       --           4      82,873      (73,930)
   Issuance of common stock (net of offering costs of $54)        --       387,500       --        --         1,496         --
   Issuance of common stock in connection with acquisition
     of Empart Technologies, Inc.                                 --       163,523       --        --           654         --
   Issuance of common stock under stock purchase plan             --         4,683       --        --             5         --
   Net loss                                                       --          --         --        --          --         (2,140)
                                                                ------   ---------      ---   ---------   ---------    ---------
Balance July 31, 1998                                           20,000   4,247,460      $--   $       4   $  85,028    $ (76,070)
                                                                ======   =========      ===   =========   =========    =========




See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of Cash Flows
                                 (In Thousands)


                                                                  YEAR ENDED JULY 31
                                                              1998       1997        1996
                                                            --------------------------------
OPERATING ACTIVITIES
Net loss                                                     $(2,140)   $(3,275)   $(4,206)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of network system                              695        690        587
     Amortization of industry specific applications            1,121        772        657
     Depreciation and other amortization                         326        260        556
     Net change in receivables, prepaid expenses and other      (714)      (183)      (206)
     Net change in accounts payable, unearned income and
       accrued liabilities                                        12        (19)        94
                                                             -------    -------    -------
Net cash used in operating activities                           (700)    (1,755)    (2,518)

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                 (55)       (79)       (11)
Industry specific applications costs capitalized              (1,546)    (1,155)    (1,230)
                                                             -------    -------    -------
Net cash used in investing activities                         (1,601)    (1,234)    (1,241)

FINANCING ACTIVITIES
Borrowings (repayments) under line of credit                   1,120     (2,000)     2,100
Payments of capital lease obligations and notes payable         (190)      (109)       (68)
Proceeds from issuance of preferred stock                       --        2,000       --
Proceeds from issuance of common stock                         1,501      2,790      1,863
                                                             -------    -------    -------
Net cash provided by financing activities                      2,431      2,681      3,895
                                                             -------    -------    -------
Net increase (decrease) in cash                                  130       (308)       136
Cash at beginning of year                                         64        372        236
                                                             -------    -------    -------
Cash at end of year                                          $   194    $    64    $   372
                                                             =======    =======    =======
Cash paid for interest                                       $   129    $   214    $   286
                                                             =======    =======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for -
   Network system hardware                                   $    55    $    28    $    13
Issuance of common stock for acquisition of stock
   of Empart Technologies, Inc.                                  654       --         --
Issuance of common stock for acquisition of stock
   of cd\*.IMG, Inc.                                            --          250       --
Issuance of common stock as payment of line of
   credit                                                       --        1,000       --




See accompanying notes.

                           ARI Network Services, Inc.

                          Notes to Financial Statements

                                  July 31, 1998



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

ARI Network Services, Inc. (the Company) operates in one business segment and provides standards-based Internet enabled electronic commerce services to companies in selected industry sectors and distribution channels. These services use telecommunications technology and software to help customers conduct business electronically, computer-to-computer, with minimal changes to their internal business systems. Currently, the Company provides electronic commerce services to four industry sectors: the U.S. and Canadian agribusiness industry, the U.S., Canadian and European equipment industry, the U.S. and Canadian freight transportation industry, and the U.S. newspaper publishing industry. The Company's services include: telecommunication networking, incompatible computer systems connectivity, electronic mail messaging, electronic data interchange translation, electronic catalog creation and viewing, participant directories and databases, information exchange and retrieval, and a variety of customer specified electronic commerce and transaction processing applications. The Company also provides end user applications related to the electronic commerce services and a range of professional services, including consulting, customer application development, installation, product customization, education and support. The Company's electronic commerce services may be broadly categorized as either transaction management or data management services. The Company's customers are located primarily in the United States and Canada.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and under accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

                                                                        Years
                                                                       ---------

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

All other network construction and expansion expenditures are charged to expense in the period incurred.

CAPITALIZED INTEREST COSTS

In 1998, 1997 and 1996, interest costs of $40,000, $35,000, and $41,000, respectively, were capitalized and included in the network system.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements. The basic and dilutive weighted-average shares used in the per share calculation are 4,119,000, 3,611,000 and 3,114,000, respectively, in 1998, 1997 and 1996. Dilutive earnings per share is not shown as the impact is antidilutive.

                          ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHAREHOLDERS' EQUITY

On November 19, 1997, the Board of Directors of the Company declared a one-for-four reverse stock split on the Company's common stock, to shareholders of record on November 19, 1997. Shareholders' equity, share and per share data appearing in the financial statements and notes thereto have been adjusted for the reverse stock split.

PENDING ACCOUNTING STANDARDS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning August 1, 1998. The Company has not yet assessed what the impact of the SOP will be on its fiscal 1999 financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Since this statement applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

2. REVOLVING LINES OF CREDIT

In December 1994, the Company entered into a $1,500,000 revolving line of credit agreement with two shareholders. In December 1996, the Company issued 444,444 shares of common stock as payment of $1,000,000 of the revolving line of credit. The remaining balance under the revolving line of credit was repaid and the line of credit was terminated.

                          ARI Network Services, Inc.

2. REVOLVING LINES OF CREDIT (CONTINUED)

The Company has a $2,000,000 revolving line of credit agreement with a shareholder that expires on December 31, 2001. The Company is required to pay a fee of .025% per month on the unused portion of the line of credit. Borrowings under the line of credit bear interest at prime plus 2%. The line of credit agreement is secured by substantially all assets of the Company. The agreement contains various restrictive covenants including maintenance of a minimum level of net worth and restrictions on additional indebtedness.

In connection with the origination of this line of credit agreement in fiscal 1994 and extensions of the agreement on October 18, 1995, November 5, 1996 and May 27, 1998, the Company issued the shareholder warrants to purchase 62,500 shares of common stock at $4 per share, 62,500 shares of common stock at $4 per share, 25,000 shares of common stock at $4 per share and 25,000 shares of common stock at $2.81 per share, respectively, all of which approximated fair market value. The warrants issued on October 18, 1995 and November 5, 1996 will lapse on September 30, 2000, and the warrants issued on May 27, 1998 will lapse on December 31, 2001, as to any shares of common stock not issued. In addition, on November 5, 1996 and May 27, 1998, the Company issued a warrant that provides the shareholder the right to purchase 6,250 shares of common stock at $4 per share and 25,000 shares of common stock at $2.81 per share, respectively, for each $250,000 of principal drawn under the line of credit in excess of $1,000,000.

From May 30, 1997 through September 30, 1997, the line of credit provided a bridge loan of $500,000 bearing interest at prime plus 2%.

On September 14, 1998, the revolving line of credit was increased to $2,800,000. Any borrowings in excess of $2,000,000 are to be repaid with the proceeds of any common stock offerings for cash by the Company.

3. CAPITAL AND OPERATING LEASES AND RELATED-PARTY TRANSACTIONS

The Company leases its office space under an operating lease arrangement expiring in fiscal 2002. The Company is liable for its share of increases in the landlord's direct operating expenses and real estate taxes up to 5% of the previous year's rent. Total rental expense for the operating lease was $487,000 in 1998, $645,000 in 1997 and $946,000 in 1996.

                          ARI Network Services, Inc.

3. CAPITAL AND OPERATING LEASES AND RELATED-PARTY TRANSACTIONS (CONTINUED)

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

Fiscal year ending                        Capital Leases        Operating Lease
------------------                        --------------------------------------
1999                                             $ 43                  $   408
2000                                               20                      408
2001                                               14                      408
2002                                               14                      408
2003                                                2                        -
                                                 ----                  -------
Total minimum lease payments                       93                  $ 1,632
                                                                       =======
Amounts representing interest                      30
                                                 ----
Present value of minimum capital
  lease payments                                   63
Less amounts payable in one year                   30
                                                 ----
                                                 $ 33
                                                 ====



The Company and Quaestus Limited Partnership (Quaestus), a shareholder, had an agreement dated September 30, 1993, which was terminated October 31, 1997, whereby Quaestus assisted the Company with investor relations, executive recruiting, business and strategic planning and corporate finance matters. During fiscal 1996, 1997 and 1998, the Company expensed $222,000, $176,000 and $36,000, respectively, for services provided by Quaestus.

In September 1994, Quaestus was issued a warrant to purchase 62,500 shares of common stock at $17 per share exercisable through December 1999.

4. SHAREHOLDERS' EQUITY

In July 1997, the Company issued 20,000 shares of Series A Preferred Stock for $2,000,000 to a common shareholder. The shares are entitled to cumulative annual dividends equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors. Prior to August 1, 2002, dividends payable may be paid, at the Company's option, in lieu of cash, in additional shares of Series A Preferred Stock. The Company may redeem outstanding shares at any time at the redemption price of $100 per share plus accrued and unpaid dividends.

                          ARI Network Services, Inc.

4. SHAREHOLDERS' EQUITY (CONTINUED)

In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock. Accumulated dividends in arrears at July 31, 1998 are $218,000.

5. STOCK PLANS

The Company's 1991 Stock Option Plan (Stock Option Plan) has 850,000 shares of common stock reserved for issuance. Options granted under the Stock Option Plan may be either (a) options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, or (b) nonqualified stock options.

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

                          ARI Network Services, Inc.

5. STOCK PLANS (CONTINUED)

Changes in option shares under the Stock Option Plan are as follows (adjusted for the one-for-four reverse stock split):


                                             1998        1997         1996
                                           -------------------------------------
Options outstanding at beginning of year    350,685     261,214     171,274
Granted:
   1998--$2.25 to $4.62 per share           229,499        --          --
   1997--$7.00 to $12.00 per share             --       185,875        --
   1996--$6.50 to $10.00 per share             --          --       121,400
Exercised:
   1996--$10.00 per share                      --          --        (2,695)
Canceled or expired                         (51,469)    (96,404)    (28,765)
                                            -------     -------     -------
Options outstanding at end of year          528,715     350,685     261,214
                                            =======     =======     =======

Options exercisable at July 31              318,282     180,282     121,831
                                            =======     =======     =======

Options available for grant at July 31      280,635     108,665      73,136
                                            =======     =======     =======


The Company's 1992 Employee Stock Purchase Plan (Stock Purchase Plan) has 62,500 shares of common stock reserved for issuance. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions.

The Company's 1993 Director Stock Option Plan (Director Plan) has 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan are granted at the fair market value of the stock on the date immediately preceding the date of grant. Each option granted under the Director Plan is exercisable

                          ARI Network Services, Inc.

5. STOCK PLANS (CONTINUED)

one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows (adjusted for the one-for-four reverse stock split):


                                             1998        1997       1996
                                             -----------------------------
Options outstanding at beginning of year     28,500      22,950     18,625
Granted:
   1998--$1.78 to $2.50 per share            15,208        --         --
   1997--$6.88 per share                       --         5,550       --
   1996--$8.00 and $11.50 per share            --          --        9,450
Expired                                      (8,275)       --       (5,125)
                                            -------      ------     ------
Options outstanding at end of year           35,433      28,500     22,950
                                            =======      ======     ======
Options exercisable at July 31               25,229      23,325     18,250
                                            =======      ======     ======
Options available for grant at July 31      114,567      46,500      7,050
                                            =======      ======     ======


Certain nonemployee directors have been granted stock options aggregating 52,500 shares of common stock at $4 to $17 per share.

The Company reports stock-based compensation expense under the intrinsic value-based method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma effect of applying the fair value-based method under SFAS No. 123, "Accounting for Stock-Based Compensation," to the Company's stock options granted during the years ended July 31, 1998 and 1997 would not result in net loss and net loss per share materially different from the amounts reported.

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31 are as follows (in thousands):


                                                1998       1997
                                              --------------------
Deferred tax assets:
   Net operating loss carryforwards           $ 31,598    $ 31,542
   Other                                           503         372
                                              --------    --------
Total deferred tax assets                       32,101      31,914
Valuation allowance for deferred tax assets    (28,525)    (28,403)
                                              --------    --------
Net deferred tax asset                           3,576       3,511
Deferred tax liabilities -
   Network system                                3,576       3,511
                                              --------    --------
Net deferred taxes                            $   --      $   --
                                              ========    ========


                        ARI Network Services, Inc.

6. INCOME TAXES (CONTINUED)

As of July 31, 1998, the Company has unused net operating loss carryforwards for income tax purposes of $31,393,000 expiring in 2007 through 2012.

In addition, the Company has unused net operating loss carryforwards for income tax purposes of $15,592,000 expiring between 1999 and 2002, of which not more than $444,000 annually can be utilized to offset taxable income. Also, the Company has unused net operating loss carryforwards for income tax purposes of $33,623,000 expiring between 2003 and 2007, of which not more than $3,655,000 annually can be utilized to offset taxable income. Use of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code because of changes in ownership in 1987 and 1992.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to net loss is as follows (in thousands):



                                    1998      1997       1996
                                  ------------------------------
Computed income taxes at 34%      $  (728)   $(1,114)   $(1,430)
Other                                   7          7          5
Net operating loss carryforward       721      1,107      1,425
                                  -------    -------    -------
Income tax expense                $  --      $  --      $  --
                                  =======    =======    =======



7. EMPLOYEE BENEFIT PLAN

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 15%, up to a maximum of $10,000 in calendar 1998 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company has not made any contribution to the 401(k) Plan since its inception.

                        ARI Network Services, Inc.

8. MAJOR CUSTOMERS

Sales to one customer were 12% of net revenues during each of fiscal 1998, 1997 and 1996. Accounts receivable from this customer were approximately $176,000 and $74,000 at July 31, 1998 and 1997, respectively. Sales to one other customer were 11%, 10% and 12% of net revenues during fiscal 1998, 1997 and 1996, respectively. Accounts receivable from this customer were approximately $290,000 and $52,000 at July 31, 1998 and 1997, respectively.

9. SUBSEQUENT EVENT

On September 15, 1998, the Company acquired certain assets used in the operation of Briggs & Stratton Corporation's PowerCom-2000 business through the issuance of 840,000 shares of its common stock at $2.125 per share and the assumption of certain liabilities of the PowerCom-2000 business. Briggs & Stratton Corporation received one "demand" (exercisable after September 15, 1999) and unlimited "piggyback" registration rights with respect to its shares. Briggs & Stratton Corporation also agreed to become a customer of the Company for EDI and electronic cataloging, and the Company provided Briggs & Stratton Corporation with a credit on its customer account of approximately $500,000 refundable to Briggs & Stratton Corporation after two years to the extent of the then unused credit balance. Briggs & Stratton Corporation also agreed to lend up to $250,000 to the Company through April 30, 1999 at prime plus 2%, secured by certain accounts relating to the PowerCom business. The Company may draw on the line only after it has exhausted the availability under its line of credit discussed in Note 2. The acquisition will be accounted for as a purchase.

                                                                     Schedule II



                           ARI NETWORK SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended July 31, 1998, 1997 and 1996
                             (Dollars in Thousands)


                                            BALANCE AT        ADDITIONS
                                            BEGINNING        CHARGED TO                        BALANCE AT
                DESCRIPTION                  OF YEAR           EXPENSE          DEDUCTIONS    END OF YEAR
--------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts-
  accounts receivable:

  1998                                        $   132           $    95      $ 421(A)          $  185
                                              =======           =======      =====             ======

  1997                                        $    83           $   100      $  51(A)          $  132
                                              =======           =======      =====             ======

  1996                                        $   122           $   65       $ 104(A)          $  183
                                              =======           =======      =====             ======



(A) Uncollectible accounts written off, net of recoveries.