Form 10-Q
period 1998-10-31
ARI NETWORK SERVICES INC /WI
filed 1998-12-15
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------   ------------------
Commission file number 000-19608

                           ARI Network Services, Inc.
                           --------------------------

             (Exact name of registrant as specified in its charter.)


           WISCONSIN                                      39-1388360
 -------------------------------             ----------------------------------
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

        YES     |X|                           NO
            -----------                           -----------

As of December 10, 1998, there were 5,087,462 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED October 31, 1998

                                      INDEX





PART I - FINANCIAL INFORMATION
                                                                                               Page
   Item 1          Financial statements                                                        3-6
                            Condensed balance sheets - October 31, 1998 and July 31, 1998      3
                            Condensed statements of operations for the three months ended
                            October 31, 1998 and 1997.                                         4
                            Condensed statements of cash flows for the three months ended
                            October 31, 1998 and 1997.                                         5
                            Notes to unaudited condensed financial statements.                 6

   Item 2          Management's discussion and analysis of financial condition and results
                   of operations.                                                              7-13

   Item 3          Quantitative and qualitative disclosure about market risk                   14

PART II - OTHER INFORMATION

     Item 2        Changes in securities and use of proceeds                                   14
     Item 6        Exhibits and reports on Form 8 K                                            14
Signatures                                                                                     15


                           ARI NETWORK SERVICES, INC.
                            CONDENSED BALANCE SHEETS
             (Amounts in thousands, except per share and share data)
                                   (Unaudited)



                                                                              OCTOBER 31, 1998     JULY 31, 1998
                                                                                (UNAUDITED)           (AUDITED)
ASSETS
Current assets:
   Cash                                                                             $  196               $  194
   Trade receivables, less allowances for doubtful accounts of $275 at
         October 31, 1998 and $185 at July 31, 1998                                  3,104                2,643
   Prepaid expenses and other                                                          243                  118
                                                                                 ----------          -----------
Total current assets                                                                 3,543                2,955

Equipment and leashold improvements:
  Network system hardware                                                            3,787                3,778
  Leashold improvements                                                                239                  239
  Furniture and equipment                                                              845                  485
                                                                                 ----------          -----------
                                                                                     4,871                4,502
  Less accumulated depreciation and amoritzation                                     4,199                4,107
                                                                                 ----------          -----------
Net equipment and leasehold improvements                                               672                  395

Other assets                                                                         3,143                  336

Network system:
  Network platform                                                                  11,467               11,467
  Industry-specific applications                                                    20,931               19,906
                                                                                 ----------          -----------
                                                                                    32,398               31,373
  Less accumulated amortization                                                     22,826               22,251
                                                                                 ----------          -----------
                                                                                     9,572                9,122
                                                                                 ----------          -----------

Total Assets                                                                      $ 16,930             $ 12,808
                                                                                 ==========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                        $23                  $28
  Accounts payable                                                                   1,048                  581
  Unearned revenue                                                                   2,781                  776
  Accrued payroll and related expenses                                                 626                  620
  Other accrued expenses                                                               278                  158
  Current portion of capital lease obligations                                          27                   30
                                                                                 ----------          -----------
Total current liabilities                                                            4,783                2,193

Line of credit payable to shareholder                                                2,280                1,620
Capital lease obligations                                                               29                   33

Shareholders' equity:
   Preferred stock, par value $.001 per share, 1,000,000 shares authorized;
      20,000 shares issued and outstanding at October 31, 1998 and
      July 31, 1998, respectively                                                        0                    0
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
      5,087,462 and 4,247,460 shares issued and outstanding at October 31, 1998
      and July 31, 1998, respectively                                                    5                    4
   Additional paid-in capital                                                       86,812               85,028
   Accumulated deficit                                                             (76,979)             (76,070)
                                                                                 ----------          -----------
Total shareholders' equity                                                           9,838                8,962
                                                                                 ----------          -----------

Total liabilities and shareholders' equity                                        $ 16,930             $ 12,808
                                                                                 ==========          ===========



                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except per share and share data)
                                   (Unaudited)


                                                                                THREE MONTHS
                                                                                    ENDED
                                                                                  OCTOBER 31

                                                                            1998            1997
                                                                            ----            ----
Net revenues:
   Network and other services                                            $ 2,076         $ 1,357
   Software and development                                                  474             666
                                                                     ------------    ------------
Total net revenues                                                         2,550           2,023

Operating expenses:
   Variable cost of products and services sold
   (exclusive of depreciation and amortization shown below):
      Network and other services                                             382             341
      Software and development                                               223             134
                                                                     ------------    ------------
  Total variable cost of products and services sold                          605             475

   Depreciation and amortization                                             763             414
   Network operations                                                        184             188
   Selling, general and administrative                                     1,626           1,346
   Network construction and expansion                                        801             563
                                                                     ------------    ------------
Operating expenses before amounts capitalized                              3,979           2,986
   Less capitalized expenses*                                               (582)           (404)
                                                                     ------------    ------------
Total operating expenses                                                   3,397           2,582
                                                                     ------------    ------------

Operating loss                                                              (847)           (559)
Other expense                                                                (62)            (34)
                                                                     ------------    ------------
Net loss                                                             $      (909)    $      (593)
                                                                     ============    ============

Average common shares outstanding                                          4,667           3,747

Basic and diluted net loss per share                                   $   (0.19)    $     (0.16)

* In accordance with FASB 86, includes a portion of network and product development expense and other operating expenses directly related to the development process.

See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                          THREE MONTHS
                                                                                             ENDED
                                                                                           OCTOBER 31
                                                                                      1998            1997
                                                                                      ----            ----
OPERATING ACTIVITIES
   Net loss                                                                       $      (909)     $    (593)
   Amortization of network platform                                                       174            203
   Amortization of industry specific applications                                         406            151
   Depreciation and other amortization                                                    183             60
   Net change in operating assets                                                         201            (11)
   Net change in operating liabilities                                                      2           (200)
                                                                                  ------------     ---------
   Net cash provided (used) by operating activities                                        57           (390)

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                                        (9)           (76)
   Network platform costs capitalized                                                       0              0
   Industry specific application costs capitalized                                       (582)          (404)
   Other                                                                                 (117)             0
                                                                                  ------------     ---------
   Net cash used by investing activities                                                 (708)          (480)

FINANCING ACTIVITIES
   Borrowings under line of credit                                                        660          1,119
   Payment of capital lease obligations                                                    (7)           (10)
   Proceeds from issuance of common stock                                                   0          1,119
                                                                                  ------------     ---------
   Net cash provided by financing activities                                              653          2,228
                                                                                  ------------     ---------
   Net increase in cash                                                                     2          1,358
   Cash at beginning of period                                                            194             64
                                                                                  ------------     ---------
   Cash at end of period                                                          $       196      $   1,422
                                                                                  ============     =========

   Cash paid for interest                                                         $        62      $      34
                                                                                  ============     =========

NONCASH INVESTING AND FINANCING ACTIVITIES
 Capital lease obligations incurred for:
       Furniture and equipment                                                    $         0      $      30
   Issuance of common stock for acquisition                                             1,785            654



See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1998

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.

2.  BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3.  PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the par value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at par plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $275,000 at October 31, 1998.

4.  ACQUISITION

On September 15, 1998, the Company acquired certain assets used in the operation of Briggs & Stratton Corporation's Powercom 2000 business through the issuance of 840,000 shares of its common stock at $2.125 per share and the assumption of certain liabilities of the Powercom 2000 business. The acquisition has been accounted for under the purchase method; accordingly, its results are included in the financial statements of the Company from the date of acquisition. As a result of the preliminary purchase price allocation (the final purchase price allocation will be based on a final determination of the fair value of assets acquired and liabilities assumed), the Company recognized goodwill of $2,787,000, which is being amortized over five years. Management believes that the final allocation of the purchase price will not materially differ from the preliminary estimated amounts.

The following unaudited pro forma results of operations for the three months ended October 31, 1998 and 1997 assume the acquisition of the Powercom 2000 business occurred at the beginning of each period presented:

                                                   Three months ended October 31
                                                       1998             1997
                                                       ----             ----

Net revenues                                           $2,976           $2,474
Net loss                                                 (909)          (1,012)
Net loss per share                                       (.19)           ( .22)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

5.  REVENUE RECOGNITION

As of August 1, 1998, the Company adopted AICPA Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, which is effective for transactions that the Company enters into in fiscal 1999. Prior years are not restated. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue for the quarter ended October 31, 1998 increased $527,000 or 26% compared to the same period last year, representing the Company's eleventh consecutive quarter of year-over-year revenue improvement. Management expects the year-over-year quarterly increases in revenue to continue through fiscal 1999 and that the percentage increase will fluctuate from quarter to quarter. Earnings before interest, taxes, depreciation and amortization ("EBITDA") also showed year over year improvement for the eighth consecutive quarter. Net loss increased for the quarter ended October 31, 1998 compared to the same period last year primarily due to non-cash amortization expenses relating to the introduction of new products and the Company's September 15, 1998 acquisition of the Powercom 2000 division of Briggs & Stratton Corporation ("Powercom"). See "Other Items." Management believes that the Company will continue to achieve improvements in EBITDA for the remainder of fiscal 1999 and that full profitability will be achieved starting in the fourth quarter. See "Forward Looking Statements."

                                    REVENUES

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


                                                         THREE MONTHS ENDED
                                                             OCTOBER 31
                                                           (IN THOUSANDS)

                                                                                           PERCENT
               INDUSTRY SECTOR                          1998             1997              CHANGE
              -----------------                         ----             ----              --------
              Equipment Industry
                  Recurring                             $   464           $   133             249%
                  Non-recurring                             565               386              46%
                                                    ------------     -------------
                  Subtotal                                1,029               519              98%


               Agribusiness Industry
                  Recurring                                 680               633               7%
                  Non-recurring                             265               257               3%
                                                    ------------     -------------
                  Subtotal                                  945               890               6%


               Transportation Industry
                  Recurring                                 197               189               4%
                  Non-recurring                              10                64             -84%
                                                    ------------     -------------
                  Subtotal                                  207               253             -18%


               Publishing Industry
                  Recurring                                 348               322               8%
                  Non-recurring                               1                11             -91%
                                                    ------------     -------------
                  Subtotal                                  349               333               5%


               Other Revenue
                  Recurring                                  17                28             -39%
                  Non-recurring                               3                 0             100%
                                                    ------------     -------------
                  Subtotal                                   20                28             -29%


               Total Revenue
                  Recurring                               1,706             1,305              31%
                  Non-recurring                             844               718              18%
                                                    ------------     -------------
                  Grand Total                          $  2,550          $  2,023              26%
                                                    ============     =============



The Company derives its recurring revenues from network traffic fees, maintenance and support fees, transaction fees, software license renewals and subscription fees. Recurring revenue as a percentage of total revenue increased from 65% to 67% for the three month period ended October 31, 1998 compared to the same period last year. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter. See "Forward Looking Statements." The increase in recurring revenues for the three month period ended October 31, 1998 compared to the same period last year was primarily due to improvements in the manufactured equipment industry (the "Equipment Industry") driven in part by the Powercom acquisition and by the Company's continuing penetration of the Recreational Vehicle market segment.

Non-recurring revenues are derived from initial software license fees and professional services fees. The increase in non-recurring revenues for the three month period ended October 31, 1998 compared to the same period last year was due primarily to increased software license and customization fees in the Equipment Industry.

Equipment Industry

The Company has targeted approximately 36 vertical markets within the Equipment Industry that management believes have shared distribution channels that would derive substantial benefit from the Company's electronic commerce products and services. To date, the Company has customers in 12 of these markets including recreational vehicle, outdoor power equipment, construction, outboard marine, manufactured housing, power tools, diesel truck, motorcycle, and power generation. Revenues from the Equipment Industry are derived from software license fees, maintenance and support fees, subscription fees, network traffic fees and professional services fees. Revenues from the Company's September 15, 1998 acquisition of Powercom 2000 are included in the Equipment Industry revenues. See "Other Items." Recurring revenues in the Equipment Industry increased substantially for the three month period ended October 31,1998 compared to the same period last year primarily due to increased maintenance and support and to revenues from Powercom. Non-recurring revenues in the Equipment Industry also increased for the three month period ended October 31,1998 compared to the same period last year due to increased software license fees, professional services and development fees as the Company continued its drive to penetrate the Recreational Vehicle (RV) market. As of October 31, 1998, the Company had signed contracts with six of the leading RV manufacturers and had expressions of interest from several others. Management expects total revenues in the Equipment Industry will continue to increase for the balance of fiscal 1999. See "Forward Looking Statements."

Agribusiness Industry

The Agribusiness Industry comprises several vertical markets including agricultural and specialty chemicals, livestock pharmaceuticals, fertilizer, feed and seed. Revenues from the Agribusiness Industry are derived from software license fees, maintenance and support fees, network traffic fees and professional services fees. Recurring and nonrecurring revenues in the Agribusiness Industry increased slightly for the three month period ended October 31, 1998 compared to the same period last year. Management expects total revenues in the Agribusiness Industry will remain relatively flat throughout this fiscal year. See "Forward Looking Statements."

Transportation Industry

Revenues from the Transportation Industry are derived from maintenance and support fees, transaction fees and professional services fees charged to the Association of American Railroads ("AAR") for the creation and maintenance of the Customer Identification File, an industry wide shared database of ship to and bill to locations. Recurring revenues in the Transportation Industry increased slightly for the three month period ended October 31, 1998 compared to the same period last year due to growth in recurring maintenance and support fees as the Customer Identification File increased in size. As expected, non-recurring revenues in the Transportation Industry decreased for the three month period ended October 31, 1998 compared to the same period last year when the Company undertook some special systems development and modification projects on behalf of the AAR. Management expects that revenues in the Transportation Industry, over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in the Equipment Industry. See "Forward Looking Statements."

Publishing Industry

Revenues from the Publishing Industry are derived from connect time fees, photo traffic fees, subscription fees and service initiation fees charged to the Company's Newsfinder(R) customers. Through Newsfinder(R), the Company manages the approximately 20,000 news stories per week output of the Associated Press, providing access on a dial-up basis and through the World Wide Web to some 800 publishers with more than 1,300 weekly and monthly newspapers. Revenues in the Publishing Industry increased slightly for the three month period ended October 31, 1998. Management expects that revenues in the Publishing Industry will continue at approximately the same level for the remainder of fiscal 1999, and over time, will become a decreasing percentage of the Company's total revenues. While relatively flat, this revenue is profitable on the margin and helps to fund the Company's growth in the Equipment Industry. See "Forward Looking Statements."

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.


                                                         THREE MONTHS ENDED
                                                             OCTOBER 31
                                                           (IN THOUSANDS)

OPERATING EXPENSES:                                       1998             1997      PERCENT
                                                          ----             ----       CHANGE

Variable cost of products and services sold
(exclusive of depreciation and amortization
 shown below)                                      $       605      $        475         27%
Network operations                                         184               188         -2%
Selling, general & administrative                        1,626             1,346         21%
Network construction and expansion                         801               563         42%
                                                   -----------      ------------
Gross cash expenses                                      3,216             2,572         25%

Depreciation and amortization                              763               414         84%
Less capitalized expenses                                 (582)             (404)        44%
                                                   -----------      ------------

 Net operating expenses                            $     3,397      $      2,582         32%
                                                   ===========      ============

The increase in operating expenses for the three month period ended October 31, 1998 compared to the same period last year was primarily due to cash expenditures and non-cash amortization of software and goodwill, all of which increased substantially as a result of the Powercom 2000 acquisition completed on September 15, 1998. See "Other Items."

The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. See "Forward Looking Statements." For the three months ended October 31, 1998 the Company's technical resources were focused primarily on the development of the TradeRoute(TM) software.

Variable cost of products and services sold consists primarily of royalties, telecommunications, data processing, customization labor and temporary help fees. Variable cost of products and services sold as a percentage of revenue was 24% and 23% for the quarter ended October 31, 1998 and 1997, respectively. Management expects gross margins in future quarters to fluctuate based on the mix of products and services sold. See "Forward Looking Statements."

Network operations consists primarily of data center operations, software maintenance agreements for the Company's core network and customer support costs. Network operations expense remained relatively flat for the first quarter after decreasing significantly during fiscal 1998.

The increase in selling, general and administrative expenses for the three month period ended October 31, 1998 compared to the same period last year was due to the addition of the Company's new Colorado Springs offices and other expenses arising out of the Powercom 2000 acquisition. See "Other Items."

The increase in depreciation and amortization expense for the three month period ended October 31, 1998 compared to the same period last year was due primarily to increased goodwill amortization resulting from the Powercom 2000 acquisition. The Company recorded $2,787,000 in goodwill as a result of the acquisition and is amortizing this asset over five years.

                                   OTHER ITEMS

Interest expense increased $28,000 or 82% for the three month period ended October 31, 1998 compared to the same period last year. The increase reflects additional borrowing by the Company under its line of credit with WITECH. Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss increased $316,000 for the three month period ended October 31, 1998 compared to the same period last year, ending the Company's string of seven consecutive quarters of year-over-year net loss improvement. This was due to the non-cash amortization expenses resulting from the Powercom acquisition and from amortization of completed software products. Management continues to expect to achieve its stated goal of full profitability during the fourth quarter of fiscal 1999 and to maintain profitable operations thereafter. However, as the Company continues its acquisition program, non-cash amortization of goodwill from the Company's acquisitions may cause net losses to continue while earnings before interest, taxes, depreciation and amortization are positive.
See "Business Development" below.  See "Forward Looking Statements."

The Company is using both internal and external resources to reprogram or replace, test and implement the software and operating equipment for year 2000 modifications. Management estimates that the total cost of the year 2000 program will be approximately $450,000. Included in this estimate is approximately $100,000 which management has estimated will be added to its year 2000 program costs because of its recent acquisition of Powercom 2000. This is a preliminary estimate based upon a comparison of the systems and software operated and sold by the Company compared to the systems operated and sold by Powercom 2000. The Company is in the Enterprise Planning phase of its year 2000 program as it relates to the Powercom 2000 business which management expects to complete by February 1, 1999 when a more definitive estimate will be produced. These costs are being funded with cash from operations and with the WITECH Line and the Briggs Line. See "Liquidity and Capital Resources". As of October 31, 1998, the Company has incurred approximately $141,000 relating to all phases of the year 2000 program.

BUSINESS DEVELOPMENT:

Since December 1995, the Company has had a formal Business Development program aimed at identifying, evaluating, and closing acquisitions which would augment and strengthen the Company's market position, product offerings, and personnel resources. To date, over 200 potential acquisition targets have been considered, resulting in three acquisitions. The program is intended to remain active indefinitely. The Company has engaged Cleary Gull Reiland & McDevitt, Inc., a prominent Midwest investment banking firm, to help expand and accelerate the program.

CD\*.IMG, INC. ("CDI")
On November 4, 1996, the Company completed the acquisition of CDI, located in New Berlin, Wisconsin, in a stock for stock transaction. CDI was in the business of publishing electronic parts catalogs and the software that dealers and repair shops use to read the catalogs. CDI's operations have been consolidated into the Company's. As a result of the acquisition, the Company recognized goodwill in the amount of $434,000 which is being amortized over a five year period.

EMPART TECHNOLOGIES, INC. ("EMPART")
On September 30, 1997, the Company completed the acquisition of Empart, located in Foster City, California, in a stock for assets transaction. Empart was a developer of software for electronic parts catalogs. Empart's products included EMPARTpublisher(TM), which converts data from a variety of forms into an electronic format, and EMPARTviewer(TM), a high-end configurable parts catalog. Empart's operations were consolidated into the Company's. As a result of the acquisition, the Company recognized goodwill in the amount of $69,000 which is being amortized over a five year period.

POWERCOM 2000, A DIVISION OF BRIGGS & STRATTON CORPORATION ("POWERCOM 2000")
On September 15, 1998, the Company completed the acquisition of Powercom 2000 in a stock for assets transaction. Powercom was in the business of providing electronic communications and cataloging software and services to manufacturers and their distributors and dealers in the outdoor power, power sports and power tools industries. Its major customers included Briggs & Stratton, MTD, Polaris, Black & Decker and Thermo King. Powercom also had been exclusively endorsed by the Construction Industry Manufacturers Association and the Associated Equipment Dealers, the two leading trade associations in the construction industry, as the vendor for the development and maintenance of a Web based electronic catalog and electronic commerce system. As a result of the Powercom acquisition, the Company has strengthened its position in the outdoor power and power sports industries and has gained a strong foothold in the construction industry. The Company also acquired an office with approximately 20 software development professionals located in Colorado Springs, Colorado, one of the nation's leading communities for software development talent. As a result of the acquisition, the Company recognized goodwill in the amount of $2,787,000 which is being amortized over a five year period.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.

                                                                     THREE MONTHS ENDED
                                                                         OCTOBER 31
                                                                       (IN THOUSANDS)
                                                                       1998              1997     PERCENT
                                                                       ----              ----     CHANGE

              Net cash used in operating activities
                 before changes in working capital                 $  (146)          $  (179)        18%
              Net cash used in investing activities                   (708)             (480)       -48%
                                                                ----------       -----------

                 Subtotal                                             (854)             (659)       -30%
              Effect of net changes in working capital                 203              (211)       196%
                                                                ----------       -----------

                 Net cash used in operating and investing
              activities                                           $  (651)          $  (870)        25%
                                                                ==========       ===========


Net cash used in operating activities before changes in working capital decreased due to cost controls and increased revenues. As projected by management, the Company achieved positive cash flow from operations before changes in working capital in the quarter ending July 31, 1998. This number will fluctuate from quarter to quarter due to the seasonality of revenue while operating expenses remain relatively flat. Management expects that, on an annualized basis, the Company will achieve positive cash flow from operations before changes in working capital for the fiscal year ending July 31, 1999. See "Forward Looking Statements."

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1999 and there can be no assurance that profitability will be achieved thereafter. The Company also expects to incur significant expenditures for research and development. The Company expects to fund research and development costs and operations for the remainder of fiscal 1999 from the WITECH and Briggs lines of credit described below. See "Forward Looking Statements."

At October 31, 1998, the Company had cash and cash equivalents of approximately $196,000 compared to approximately $194,000 at July 31, 1998.

The Company has a line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. The aggregate amount currently available under the WITECH Line is $2,800,000 and the interest rate is prime plus 2%. On September 14, 1998 WITECH and the Company agreed to amend the WITECH Line, increasing the line from $2,000,000 to the current $2,800,000 credit limit. Under the amendment, the additional $800,000 must be repaid out of the proceeds of any equity securities sold by the Company. The term of the line of credit extends until December 31, 2001. In conjunction with obtaining the WITECH Line, since 1993, the Company has agreed to issue to WITECH 250 shares of non-voting Preferred Stock and has issued total warrants for the purchase of up to 250,000 shares of its common stock, including warrants for the purchase of 200,000 shares at an exercise price of $4.00 per share and warrants for a maximum of 50,000 shares at an exercise price of $2.8125. The exercise price is reduced if the Company issues stock at less than the then current exercise price. As of November 30, 1998 there were $2,375,000 of borrowings outstanding under the WITECH Line.

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

In connection with the acquisition of Powercom 2000, the Company obtained a line of credit from Briggs & Stratton Corporation in the amount of $250,000 (the "Briggs Line"). The Company has agreed not to borrow under the Briggs Line until all available amounts have been borrowed under the WITECH Line and that any borrowings under the Briggs Line will be secured by certain accounts receivable. The Briggs Line extends until April 30, 1999 and borrowings thereunder bear interest at prime plus 2%. Borrowings under the Briggs Line must be repaid with the proceeds of equity offerings (if any) in excess of $800,000 plus accrued interest under the WITECH Line. To date, no amounts have been borrowed under the Briggs Line.

Management currently believes that the financing from the WITECH Line and the Briggs Line will be sufficient to fund operations for the remainder of fiscal 1999. However, this expectation is subject to a variety of assumptions regarding, among other things, the timing of revenues and cash flow from new sales, the Company's ability to control and/or reduce expenses, and the timing of the completion of software products currently under development. Should these assumptions prove incorrect such that additional working capital is required, the Company believes it can be obtained from additional borrowings and/or the sale of additional securities. Management believes that, based on current trends, the Company will achieve positive cash flow from operations (excluding changes in working capital items) for fiscal 1999. On a long term basis, management believes that financing for the Company's operations, as well as capital expenditures, will come principally from cash generated from operations. See "Forward Looking Statements." The Company currently intends to raise additional financing during fiscal 1999 in order to fund the Company's investment requirements, including its acquisition program, and to repay the Briggs Line and a portion of the WITECH Line. The Company has not yet determined the terms of such financing but such financing will likely include the sale of common stock and/or debt securities.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's annual report on Form 10-K contains certain disclosures about market risks affecting the Company. There have been no material changes to the information provided which would require additional disclosures as of the date of this filing.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 14, 1998, the Company agreed to sell to WITECH Corporation 250 additional shares of non-convertible Series A Preferred Stock in connection with the execution of Amendment Number 13 to the Loan Agreement between the Company and WITECH. The issuance of the Series A Preferred Stock is subject to appropriate amendments to the Company's Articles of Incorporation. The sale of Series A Preferred Stock to WITECH is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On September 15, 1998, the Company issued 840,000 shares of Common Stock to Briggs & Stratton Corporation in connection with the acquisition of Powercom 2000. The assets acquired included software programs and other intangible assets, equipment and other fixed assets, accounts receivable and customer contracts. Briggs & Stratton also agreed to become a customer of the Company and to lend up to $250,000 to the Company through April 30, 1999 at prime plus 2%, secured by certain accounts relating to the Powercom 2000 business. The sale of Common Stock to Briggs & Stratton was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K


     a)  10.1  Consent of WITECH Corporation
         27    Financial Data Schedule

     b) Reports on Form 8-K. On September 25, 1998, the Company filed a report on Form 8-K with respect to Item 2 of Form 8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ARI Network Services, Inc.
                                     (Registrant)


Date:     December 15, 1998                /s/ Brian E. Dearing
                                     -------------------------------------------
                                     Brian E. Dearing, Chairman of the Board
                                     (and acting CFO)