Form 10-Q
period 1999-01-31
ARI NETWORK SERVICES INC /WI
filed 1999-03-17
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to


Commission file number 000-19608


                           ARI Network Services, Inc.

             (Exact name of registrant as specified in its charter.)


         WISCONSIN                                   39-1388360
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

As of March 10, 1999, there were 5,097,430 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED January 31, 1999

                                      INDEX





PART I - FINANCIAL INFORMATION                                                                Page
                                                                                              ----
  Item 1          Financial statements                                                        3-7

                            Condensed balance sheets - January 31, 1999 and July 31, 1998     3

                            Condensed statements of operations for the three and              4
                            six months ended January 31, 1999 and 1998.

                            Condensed statements of cash flows for the six                    5
                            months ended January 31, 1999 and 1998.

                            Notes to unaudited condensed financial statements.                6-7

  Item 2          Management's discussion and analysis of financial condition and results     7-13
                  of operations.

  Item 3          Quantitative and qualitative disclosure about market risk                   14



PART II - OTHER INFORMATION

  Item 2          Changes in securities and use of proceeds                                   14

  Item 4          Submission of matters to a vote of security holders                         14-15

  Item 6          Exhibits and reports on Form 8 K                                            15


Signatures                                                                                    16

                           ARI NETWORK SERVICES, INC.
                            CONDENSED BALANCE SHEETS
             (Amounts in thousands, except per share and share data)
                                   (Unaudited)


                                                                              JANUARY 31, 1999     JULY 31, 1998
                                                                                (UNAUDITED)          (AUDITED)
Assets                                                                        ---------------      -------------
Current assets:
   Cash                                                                              $    271       $    194
   Trade receivables, less allowances for doubtful accounts of $255 at
         January 31, 1999 and $185 at July 31, 1998                                     3,300          2,643
   Prepaid expenses and other                                                             275            118
                                                                                     --------       --------
Total current assets                                                                    3,846          2,955

Equipment and leasehold improvements:
  Network system hardware                                                               3,822          3,778
  Leasehold improvements                                                                  239            239
  Furniture and equipment                                                                 845            485
                                                                                     --------       --------
                                                                                        4,906          4,502
  Less accumulated depreciation and amoritzation                                        4,333          4,107
                                                                                     --------       --------
Net equipment and leasehold improvements                                                  573            395

Goodwill, net of accumulated amortization                                               3,118            336

Network system:
  Network platform                                                                     11,467         11,467
  Industry-specific applications                                                       21,361         19,906
                                                                                     --------       --------
                                                                                       32,828         31,373
  Less accumulated amortization                                                        23,479         22,251
                                                                                     --------       --------
                                                                                        9,349          9,122
                                                                                     --------       --------

Total Assets                                                                         $ 16,886       $ 12,808
                                                                                     ========       ========

Liabilities and shareholders' equity

Current liabiliities:
  Notes payable                                                                      $     19       $     28
  Accounts payable                                                                      1,243            581
  Unearned revenue                                                                      3,008            776
  Accrued payroll and related expenses                                                    859            620
  Other accrued expenses                                                                  184            158
  Current portion of capital lease obligations                                             21             30
                                                                                     --------       --------
Total current liabilities                                                               5,334          2,193

Line of credit payable to shareholder                                                   2,760          1,620
Capital lease obligations                                                                  26             33

Shareholders' equity:
   Preferred stock, par value $.001 per share, 1,000,000 shares authorized;
      20,250 and 20,000 shares issued and outstanding at January 31, 1999 and
      July 31, 1998, respectively                                                           0              0
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
      5,097,180 and 4,247,460 shares issued and outstanding at January 31, 1998
      and July 31, 1998, respectively                                                       5              4
   Additional paid-in capital                                                          86,829         85,028
   Accumulated deficit                                                                (78,068)       (76,070)
Total shareholders' equity                                                           --------       --------
                                                                                        8,766          8,962
                                                                                     --------       --------
Total liabilities and shareholders' equity                                           $ 16,886       $ 12,808
                                                                                     ========       ========

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except per share and share data)
                                   (Unaudited)



                                                                                 THREE MONTHS                       SIX MONTHS
                                                                                    ENDED                             ENDED
                                                                                  JANUARY 31                        JANUARY 31
                                                                                 ------------                      -----------
                                                                              1999            1998             1999            1998
                                                                            -------         -------         -------         -------
Net revenues:
   Network and other services                                               $ 2,472         $ 1,293         $ 4,548         $ 2,650
   Software and development                                                     584             486           1,058           1,152
                                                                            -------         -------         -------         -------
Total net revenues                                                            3,056           1,779           5,606           3,802

Operating expenses:
   Variable cost of products and services sold (exclusive of depreciation and amortization shown below):
      Network and other services                                                346             308             728             649
      Software and development                                                  513             178             736             312
                                                                            -------         -------         -------         -------
  Total variable cost of products and services sold                             859             486           1,464             961

   Depreciation and amortization                                                950             604           1,713           1,018
   Network operations                                                           189             195             373             383
   Selling, general and administrative                                        1,787           1,058           3,413           2,404
   Network construction and expansion                                           708             610           1,509           1,173
                                                                            -------         -------         -------         -------
Operating expenses before amounts capitalized                                 4,493           2,953           8,472           5,939
   Less capitalized expenses*                                                  (426)           (328)         (1,008)           (732)
                                                                            -------         -------         -------         -------

Total operating expenses                                                      4,067           2,625           7,464           5,207
                                                                            -------         -------         -------         -------

Operating loss                                                               (1,011)           (846)         (1,858)         (1,405)
Interest and other expense                                                      (78)            (22)           (140)            (56)
                                                                            -------         -------         -------         -------
Net loss                                                                    $(1,089)        $  (868)        $(1,998)        $(1,461)
                                                                            =======         =======         =======         =======

Average common shares outstanding                                             5,090           4,237           4,879           3,992

Basic and diluted net loss per share                                        $ (0.21)        $ (0.20)        $ (0.41)        $ (0.37)

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

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    SIX MONTHS
                                                                                      ENDED
                                                                                    JANUARY 31
                                                                            1999                     1998
                                                                          -------                  -------
Operating activities
   Net loss                                                               $(1,998)                 $(1,461)
   Amortization of network platform                                           348                      348
   Amortization of industry specific applications                             880                      476
   Amortization of goodwill                                                   259                       49
   Depreciation and other amortization                                        226                      145
   Net change in operating assets                                             (80)                     160
   Net change in operating liabilities                                        495                     (582)
                                                                          -------                  -------
   Net cash provided (used) by operating activities                           130                     (865)

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                           (44)                     (73)
   Industry specific application costs capitalized                         (1,008)                    (732)
   Other                                                                     (142)                      --
                                                                          -------                  -------
   Net cash used by investing activities                                   (1,194)                    (805)

FINANCING ACTIVITIES
   Borrowings under line of credit                                          1,140                      189
   Payment of capital lease obligations                                       (16)                       5
   Proceeds from issuance of common stock                                      17                     1507
                                                                          -------                  -------
   Net cash provided by financing activities                                1,141                    1,701
                                                                          -------                  -------
   Net increase in cash                                                        77                       31
   Cash at beginning of period                                                194                       64
                                                                          -------                  -------
   Cash at end of period                                                  $   271                  $    95
                                                                          =======                  =======

   Cash paid for interest                                                 $   140                  $    56
                                                                          =======                  =======

NONCASH INVESTING AND FINANCING ACTIVITIES Capital lease obligations incurred for:
   Furniture and equipment                                                $    --                  $    30
   Issuance of common stock for acquisition                                 1,785                      654


See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 1999

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.

2.       BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the par value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at par plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $331,000 at January 31, 1999.

4.       ACQUISITION

On September 15, 1998, the Company acquired certain assets used in the operation of Briggs & Stratton Corporation's Powercom business through the issuance of 840,000 shares of its common stock at $2.125 per share and the assumption of certain liabilities of the Powercom business. The acquisition has been accounted for under the purchase method; accordingly, its results are included in the financial statements of the Company from the date of acquisition. As a result of the purchase price allocation, based on a final determination of the fair value of assets acquired and liabilities assumed, the Company recognized goodwill of $2,918,000, which is being amortized over five years.

The following unaudited pro forma results of operations for the three and six months ended January 31, 1999 and 1998 assume the acquisition of the Powercom business occurred at the beginning of each period presented:

                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                    JANUARY 31                   JANUARY 31
                                  (IN THOUSANDS)               (IN THOUSANDS)
                                1999          1998          1999          1998
                                ----          ----          ----          ----
Net revenues                  $ 3,056       $ 2,415       $ 6,032       $ 5,162
Net loss                       (1,089)       (1,375)       (1,998)       (2,387)
Net loss per share              (0.21)        (0.27)        (0.41)        (0.47)

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

6.  UNEARNED REVENUE

The increase in unearned revenue for the six months ended January 31, 1999 compared to the same period last year was primarily due to unearned annual maintenance contracts assumed as part of the Powercom acquisition. The unearned revenue will be recognized ratably over three years.



ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Total revenue for the quarter ended January 31, 1999 increased $1,277,000 or 72% compared to the same period last year, representing the Company's twelfth consecutive quarter of year-over-year revenue improvement. Management expects the year-over-year quarterly increases in revenue to continue through fiscal 1999 and that the percentage increase will fluctuate from quarter to quarter. Management expects revenue for the full year to increase by approximately 50% over fiscal 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA") also showed year over year improvement for the ninth consecutive quarter. Net loss increased for the quarter ended January 31, 1999 compared to the same period last year primarily due to non-cash amortization expenses relating to the introduction of new products and the Company's September 15, 1998 acquisition of the Powercom division of Briggs & Stratton Corporation ("Powercom"). See "Other Items." Management believes that the Company will continue to achieve improvements in EBITDA for the remainder of fiscal 1999 and that full profitability will be achieved starting in the fourth quarter. See "Forward Looking Statements."


                                    REVENUES

The Company provides Internet-enabled electronic commerce for shared distribution and service networks. The Company's strategy is to build sustainable recurring revenues in selected vertical markets from each of its primary services and software products. Accordingly, management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within each industry sector.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.


                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                            JANUARY 31                              JANUARY 31
                                         (IN THOUSANDS)           PERCENT         (IN THOUSANDS)           PERCENT
 INDUSTRY SECTOR                           1999         1998      CHANGE          1999        1998         CHANGE
-----------------                          ----         ----      -------         ----        ----         -------
 Equipment Industry
    Recurring                             $ 825        $ 155         432%       $ 1,289       $ 288         348%
    Non-recurring                         1,007          363         177%         1,572         749         110%
                                       ---------    ---------                  ---------   ---------
    Subtotal                              1,832          518         254%         2,861       1,037         176%

 Agribusiness Industry
    Recurring                               591          441          34%         1,271       1,074          18%
    Non-recurring                            79          251         -69%           344         508         -32%
                                       ---------    ---------                  ---------   ---------
    Subtotal                                670          692          -3%         1,615       1,582           2%

 Transportation Industry
    Recurring                               195          188           4%           392         377           4%
    Non-recurring                            12           17         -29%            22          81         -73%
                                       ---------    ---------                  ---------   ---------
    Subtotal                                207          205           1%           414         458         -10%

 Publishing Industry
    Recurring                               329          328           0%           677         650           4%
    Non-recurring                             -            4        -100%             1          15         -93%
                                       ---------    ---------                  ---------   ---------
    Subtotal                                329          332          -1%           678         665           2%

 Other Revenue
    Recurring                                16           32         -50%            33          60         -45%
    Non-recurring                             2            -         100%             5           -         100%
                                       ---------    ---------                  ---------   ---------
    Subtotal                                 18           32         -44%            38          60         -37%

 Total Revenue
    Recurring                             1,956        1,144          71%         3,662       2,449          50%
    Non-recurring                         1,100          635          73%         1,944       1,353          44%
                                       ---------    ---------                  ---------   ---------
    Grand Total                         $ 3,056      $ 1,779          72%       $ 5,606     $ 3,802          47%
                                       =========    =========                  =========   =========


The Company derives its recurring revenues from maintenance and support fees, transaction fees, software license renewals, subscription fees, and network traffic fees. Recurring revenue as a percentage of total revenue increased from 64% to 65% for the three and six months period ended January 31, 1999 compared to the same periods last year. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter. Recurring revenues increased for the three and six month periods ended January 31, 1999 compared to the same periods last year and the increases were primarily due to growth in the manufactured equipment industry (the "Equipment Industry") driven in part by the Powercom acquisition and by the Company's continuing penetration of the recreational vehicle market segment.

Non-recurring revenues are derived from initial software license fees and professional services fees. Non-recurring revenues increased for the three and six month periods ended January 31, 1999 compared to the same periods last year due primarily to increased software license and customization fees in the Equipment Industry.

Equipment Industry

The Company has targeted approximately 36 vertical markets within the Equipment Industry that management believes have shared distribution and service networks that would derive substantial benefit from the Company's electronic commerce products and services. To date, the Company has customers in twelve of these markets including recreational vehicle, outdoor power equipment, construction, outboard marine, manufactured housing, power tools, diesel truck, motorcycle, and power generation. Revenues from the Equipment Industry are derived from software license fees, maintenance and support fees, subscription fees, network traffic fees and professional services fees. Revenues from the Company's September 15, 1998 acquisition of Powercom are included in the Equipment Industry revenues. See "Other Items." Recurring revenues in the Equipment Industry increased substantially for the three and six month periods ended January 31, 1999 compared to the same periods last year primarily due to increased maintenance and support and to revenues from Powercom. Non-recurring revenues in the Equipment Industry also increased for the three and six month periods ended January 31, 1999 compared to the same periods last year due to revenues from Powercom and increased software license fees, professional services and development fees as the Company continued its drive to penetrate the recreational vehicle (RV) market. As of January 31, 1999, the Company had signed contracts with six of the leading RV manufacturers and had expressions of interest from several others. Management expects total revenues in the Equipment Industry will continue to increase for the remainder of fiscal 1999.

Agribusiness Industry

The Agribusiness Industry comprises several vertical markets comprising businesses which supply inputs to the agricultural industry including agricultural and specialty chemicals, livestock pharmaceuticals, fertilizer, feed and seed. Revenues from the Agribusiness Industry are derived from software license fees, maintenance and support fees, network traffic fees and professional services fees. Recurring revenues increased, while non-recurring revenues decreased in the Agribusiness Industry for the three and six month periods ended January 31, 1999 compared to the same periods last year. This was primarily due to the recurring traffic fees generated from a major sales force automation customer when non-recurring customization of their software was completed in the fourth quarter of fiscal 1998. Management expects total revenues in the Agribusiness Industry will remain relatively flat throughout this fiscal year.

Transportation Industry

Revenues from the Transportation Industry are derived from maintenance and support fees, transaction fees and professional services fees charged to the Association of American Railroads ("AAR") for the creation and maintenance of the Customer Identification File, an industry wide shared database of ship to and bill to locations. Recurring revenues in the Transportation Industry increased slightly for the three and six month periods ended January 31, 1999 compared to the same periods last year due to growth in recurring maintenance and support fees as the Customer Identification File increased in size. As expected, non-recurring revenues in the Transportation Industry decreased for the three and six month periods ended January 31, 1999 compared to the same periods last year when the Company undertook some special systems development and modification projects on behalf of the AAR. Management expects that revenues in the Transportation Industry will continue at approximately the same level for the remainder of fiscal 1999 and, over time, will become a smaller percentage of the Company's total revenues. While the revenues are relatively flat, the gross margin helps to fund the Company's growth in the Equipment Industry.

Publishing Industry

Revenues from the Publishing Industry are derived from connect time fees, photo traffic fees, subscription fees and service initiation fees charged to the Company's Newsfinder(R) customers. Through Newsfinder(R), the Company manages the approximately 20,000 news stories per week output from the Associated Press, providing access through the World Wide Web and on a dial-up basis to approximately 800 publishers with more than 1,300 weekly and monthly newspapers. Revenues in the Publishing Industry remained consistent with the three and six month periods ended January 31, 1999 compared to the same periods last year. Management expects that revenues in the Publishing Industry will continue at approximately the same level for the remainder of fiscal 1999, and over time, will become a smaller percentage of the Company's total revenues. While the revenues are relatively flat, the gross margin helps to fund the Company's growth in the Equipment Industry.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

                                                              Three Months Ended                       Six Months Ended
                                                                 January 31                              January 31
                                                               (in thousands)                          (in thousands)
                                                                                           Percent                           Percent
Operating Expenses:                                                1999          1998      Change      1999         1998     Change
                                                                   ----          ----      -------     ----         ----     -------
Variable cost of products and services sold (exclusive
of depreciation and amortization shown below)                   $   859       $   486       77%      $ 1,464       $   961       52%
Network operations                                                  189           195       -3%          373           383       -3%
Selling, general & administrative                                 1,787         1,058       69%        3,413         2,404       42%
Network construction and expansion                                  708           610       16%        1,509         1,173       29%
                                                                -------       -------                -------       -------

Gross cash expenses                                               3,543         2,349       51%        6,759         4,921       37%

Depreciation and amortization                                       950           604       57%        1,713         1,018       68%
Less capitalized expenses                                          (426)         (328)      30%       (1,008)         (732)      38%
                                                                -------       -------                -------       -------

 Net operating expenses                                         $ 4,067       $ 2,625       55%      $ 7,464       $ 5,207       43%
                                                                =======       =======                =======       =======


The increase in operating expenses for the three and six month periods ended January 31, 1999 compared to the same periods last year was primarily due to cash expenditures and non-cash amortization of software and goodwill, all of which increased substantially as a result of the Powercom acquisition completed on September 15, 1998. The revenue increase from the Powercom acquisition exceeded the increase in cash expenditures but was not enough to cover the increase in noncash amortization of goodwill from the acquisition and the increase in software amortization. See "Other Items."

The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. For the six months ended January 31, 1999 the Company's technical resources were focused primarily on the development and customization of the TradeRoute(TM) software and the development of a World Wide Web version of the Company's electronic catalog for implementation in the construction and heavy equipment industry under the Company's contract with the Construction Industry Manufacturers Association (CIMA) and the Associated Equipment Distributors
(AED). Variable cost of products and services sold consists primarily of royalties, telecommunications, data processing, customization labor and temporary help fees. Variable cost of products and services sold as a percentage of revenue was 26% and 25% for the six months ended January 31, 1999 and 1998, respectively. Management expects gross margins in future quarters to fluctuate based on the mix of products and services sold.

Network operations consists primarily of data center operations, software maintenance agreements for the Company's core network and customer support costs. Network operations expense remained relatively flat for the first and second quarters after decreasing significantly during fiscal 1998, despite increases in revenue. Management expects these costs to remain relatively flat for the remainder of the fiscal year.

The increase in selling, general and administrative expenses for the three and six month periods ended January 31, 1999 compared to the same periods last year was due to the addition of the Company's new Colorado Springs office and other expenses arising out of the Powercom acquisition. See "Other Items."

The increase in depreciation and amortization expense for the three and six month periods ended January 31, 1999 compared to the same periods last year was due primarily to increased goodwill amortization resulting from the Powercom acquisition. The Company recorded $2,918,000 in goodwill as a result of the acquisition and is amortizing this asset over five years.

                                   OTHER ITEMS

Interest expense increased $56,000 and $84,000 for the three and six month periods ended January 31, 1999 compared to the same periods last year. The increase reflects additional borrowing by the Company under its line of credit with WITECH. Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss increased $221,000 and $537,000 for the three and six month periods ended January 31, 1999 compared to the same periods last year. This was due to non-cash amortization expenses resulting from the Powercom acquisition and from amortization of completed software products. Earnings before interest, taxes, depreciation and amortization (EBITDA) improved 75%, from negative $61,000 for the three months ended January 31, 1999 compared to negative $242,000 for the same period last year. For the first six months of the current fiscal year, EBITDA totaled negative $145,000, improved from negative $387,000 over the same period last year. On a rolling four quarter basis, EBITDA was positive $315,000 for the period ended January 31, 1999, compared to negative $754,000 for the same period last year. Management continues to expect to achieve its stated goal of full profitability during the fourth quarter of fiscal 1999 and to maintain profitable operations thereafter. However, as the Company continues its acquisition program, non-cash amortization of goodwill from the Company's acquisitions may cause net losses to continue while earnings before interest, taxes, depreciation and amortization are positive. See "Business Development" below. See "Forward Looking Statements."

The Company is using both internal and external resources to reprogram or replace, test and implement the software and operating equipment for year 2000 modifications. Management estimates that the total cost of the year 2000 program will be approximately $450,000. Included in this estimate is approximately $100,000 which management has estimated will be added to its year 2000 program costs because of its recent acquisition of Powercom. This is a preliminary estimate based upon a comparison of the systems and software operated and sold by the Company compared to the systems operated and sold by Powercom. The Company is in the Assessment phase of its year 2000 program as it relates to the Powercom business which management expects to complete in the third quarter. when a more definitive estimate will be produced. These costs are being funded with cash from operations and with the Company's lines of credit. See "Liquidity and Capital Resource." As of January 31, 1999, the Company has incurred approximately $183,000 relating to all phases of the year 2000 program.

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

EMPART TECHNOLOGIES, INC. ("EMPART")
On September 30, 1998, the Company completed the acquisition of Empart, located in Foster City, California, in a stock for assets transaction. Empart was a developer of software for electronic parts catalogs. Empart's products included EMPARTpublisher(TM), which converts data from a variety of forms into an electronic format, and EMPARTviewer(TM), a high-end configurable parts catalog. Empart's operations were consolidated into the Company's. As a result of the acquisition, the Company recognized goodwill in the amount of $69,000 which is being amortized over a five year period.

POWERCOM 2000, A DIVISION OF BRIGGS & STRATTON CORPORATION ("POWERCOM") On September 15, 1998, the Company completed the acquisition of Powercom in a stock for assets transaction. Powercom was in the business of providing electronic communications and cataloging software and services to manufacturers and their distributors and dealers in the outdoor power, power sports and power tools industries. Its major customers included Briggs & Stratton, MTD, Polaris, Black & Decker and Thermo King. Powercom also had been exclusively endorsed by the Construction Industry Manufacturers Association (CIMA)and the Associated Equipment Distributors (AED), the two leading trade associations in the construction industry, as the vendor for the development and maintenance of a Web based electronic catalog and electronic commerce system. As a result of the Powercom acquisition, the Company has strengthened its position in the outdoor power and power sports industries and has gained a strong foothold in the construction industry. The Company also acquired an office with approximately 20 software development professionals located in Colorado Springs, Colorado, located in one of the nation's leading regions for software development talent. As a result of the acquisition, the Company recognized goodwill in the amount of $2,918,000 which is being amortized over a five year period.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JANUARY 31                         JANUARY 31
                                                              (IN THOUSANDS)        PERCENT     (IN THOUSANDS)    PERCENT
                                                               1999       1998      CHANGE     1999       1998    CHANGE
                                                               ----       ----      -------    ----       ----    -------
Net cash used in operating activities
   before changes in working capital                       $  (139)   $  (264)        47%   $  (285)   $  (443)       36%
Net cash used in investing activities                         (486)      (325)       -50%    (1,194)      (805)      -48%
                                                           -------    -------               -------    -------
   Subtotal                                                   (625)      (589)        -6%    (1,479)    (1,248)      -19%
Effect of net changes in working capital                       212       (211)       200%       415       (422)      198%
                                                           -------    -------               -------    -------
   Net cash used in operating and investing activities     $  (413)   $  (800)        48%   $(1,064)   $(1,670)       36%
                                                           =======    =======               =======    =======

Net cash used in operating activities before changes in working capital decreased due to cost controls and increased revenues. As projected by management, the Company achieved positive cash flow from operations before changes in working capital in the quarter ending July 31, 1998. This number will fluctuate from quarter to quarter due to the seasonality of revenue while operating expenses remain relatively flat. On a rolling four quarter basis, cash flow from operations before changes in working capital was positive $159,000 for the period ended January 31, 1999 compared to negative $1,092,000 for the same period last year. Management expects that, on an annualized basis, the Company will achieve positive cash flow from operations before changes in working capital for the fiscal year ending July 31, 1999. See "Forward Looking Statements."

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 1999 and there can be no assurance that profitability will be achieved thereafter. The Company also expects to incur significant expenditures for research and development. The Company expects to fund research and development costs and operations for the remainder of fiscal 1999 from the Company's lines of credit described below. See "Forward Looking Statements."

At January 31, 1999, the Company had cash and cash equivalents of approximately $271,000 compared to approximately $194,000 at July 31, 1998.

The Company has a line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. On January 29, 1999 WITECH and the Company agreed to amend the WITECH Line, increasing the line from $2,800,000 to the current $3,000,000 credit limit. Under the loan agreement, $1,000,000 must be repaid out of the proceeds of any equity securities sold by the Company. The termination date of the line of credit is December 31, 2001 and the interest rate is prime plus 2%. In conjunction with obtaining the WITECH Line, since 1993, the Company has agreed to issue WITECH 350 shares of non-voting Preferred Stock and has issued total warrants for the purchase of up to 250,000 shares of its common stock, including warrants for the purchase of 200,000 shares at an exercise price of $4.00 per share and warrants for a maximum of 50,000 shares at an exercise price of $2.8125. The exercise price is reduced if the Company issues stock at less than the then current exercise price. As of February 28, 1999 there were $2,800,000 of borrowings outstanding under the WITECH Line.

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

In connection with the acquisition of Powercom, the Company obtained a line of credit from Briggs & Stratton Corporation in the amount of $250,000 (the "Briggs Line"). The Company has agreed not to borrow under the Briggs Line until all available amounts have been borrowed under the WITECH Line and that any borrowings under the Briggs Line will be secured by certain accounts receivable associated with the Powercom business. The Briggs Line extends until April 30, 1999 and borrowings thereunder bear interest at prime plus 2%. Borrowings under the Briggs Line must be repaid with the proceeds of equity offerings (if any) in excess of $1,000,000 plus accrued interest under the WITECH Line. To date, no amounts have been borrowed under the Briggs Line.

Management currently believes that the financing from the WITECH Line and the Briggs Line will be sufficient to fund operations for the remainder of fiscal 1999. However, this expectation is subject to a variety of assumptions regarding, among other things, the timing of revenues and cash flow from new sales, the Company's ability to control and/or reduce expenses, the timing of the completion of software products currently under development, and the impact of any other acquisitions.

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

                           FORWARD LOOKING STATEMENTS

Certain statements contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements. The forward-looking statements can generally be identified by words such as "believes," "anticipates," "expects" or words of similar meaning. Forward-looking statements also include statements relating to the Company's future performance, such as future prospects, revenues, profits and cash flows. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of the Company's selected market segments, the positioning of the Company's products in those segments, variations in demand for and cost of customer services and technical support, customer adoption of Internet-enabled Windows applications and their willingness to upgrade from earlier versions of software, the Company's ability to release new software applications and upgrades on a timely basis, the Company's ability to establish and maintain strategic alliances, the Company's ability to manage its costs, the Company's ability to manage its business in a rapidly changing environment, the Company's ability to finance capital investments, and the Company's ability to implement its acquisition strategy to increase growth.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 29, 1999, the Company agreed to sell to WITECH Corporation 100 additional shares of non-convertible Series A Preferred Stock in connection with the execution of Amendment Number 14 to the Loan Agreement between the Company and WITECH. The sale of Series A Preferred Stock to WITECH is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           (a)The Company held its 1998 Annual Meeting of Shareholders on December 10, 1998.

           (b)Votes cast for the election of two directors to serve until 2001 Annual Shareholder's Meeting were as follows:

                                 Brian E. Dearing          Richard W. Weening
                          For                3,896,826     For      3,887,922
                          Against              130,757     Against    139,661

              Votes cast to amend the Company's 1991 Incentive Stock Option Plan to increase the number of shares thereunder from 500,000 to 850,000 were as follows:

                          For                2,580,846
                          Against              182,994
                          Abstained              5,090
                          Broker Non-Vote    1,258,653

              Votes cast to amend the Company's 1993 Director Stock Option Plan to increase the number of shares reserved thereunder from 75,000 to 150,000 were as follows:

                          For                2,661,045
                          Against              102,195
                          Abstained              5,690
                          Broker Non-Vote    1,258,653

              Votes cast to amend the Company's 1992 Employee Stock Purchase Plan to increase the number of shares reserved from 12,500 to 62,500 were as follows:

                          For                2,716,382
                          Against               48,333
                          Abstained              4,215
                          Broker Non-Vote    1,258,653

              Votes cast to ratify the appointment of Ernst & Young LLP as the Company's auditors for the year ending July 31, 1999 were as follows:

                          For                   3,996,660
                          Against                  12,908
                          Abstained                18,015
                          Broker Non-Vote               0

              Votes cast to amend the terms of the Company's Series A Preferred Stock were as follows:

                          For                   2,667,769
                          Against                  86,697
                          Abstained                14,464
                          Broker Non-Vote       1,258,653


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

a) 10.1 Amendment Number 14 to Loan Agreement dated January 29, 1999 between the Company and WITECH Corporation.
b)  10.2 Amended 1991 Incentive Stock Option Plan
c)  10.3 Amended 1993 Director Stock Option Plan
    27   Financial Data Schedule

d)  Reports on Form 8-K. On November 30, 1998 and December 17,
    1998, the Company filed reports on Form 8-K/A with respect to
    Item 7. The Forms 8-K/A included pro forma financial information at July 31, 1998 with respect to the Powercom acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARI Network Services, Inc.
                                        (Registrant)


Date:     March 15, 1999                   /s/ Brian E. Dearing
                                        -----------------------
                                        Brian E. Dearing, Chairman of the Board
                                        (and acting CFO)