Form 10-Q
period 1999-04-30
ARI NETWORK SERVICES INC /WI
filed 1999-06-14
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to

Commission file number 000-19608

                           ARI Network Services, Inc.

            (Exact name of registrant as specified in its charter.)


     WISCONSIN                                    39- 1388360
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

     YES (check mark)                                                NO


As of May 31, 1999 there were 5,097,432 shares of the registrant's Common Stock outstanding.

                           ARI NETWORK SERVICES, INC.

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED APRIL 30, 1999

                                     INDEX






PART I - FINANCIAL INFORMATION
                                                                              Page
                                                                              ----
    Item 1      Financial statements
                Condensed balance sheets - April 30, 1999 and July 31, 1998.     3
                Condensed statements of operations for the three and nine
                months ended April 30, 1999 and 1998.                            4
                Condensed statements of cash flows for the nine months
                ended April 30, 1999 and 1998.                                   5
                Notes to unaudited condensed financial statements.               6
    Item 2      Management's discussion and analysis of financial condition
                and results of operations.                                    7-14

PART II - OTHER INFORMATION

    Item 2      Changes in securities and use of proceeds.                      15
    Item 6      Exhibits and reports on Form 8 K .                              15
                Signatures                                                      16

                           ARI NETWORK SERVICES, INC.
                            CONDENSED BALANCE SHEETS
            (Amounts in thousands, except per share  and share data)

                                                                    April 30, 1999  April 30, 1999
                                                                     (Unaudited)       (Audited)
                                                                    --------------  --------------
ASSETS
Current assets:
Cash                                                                      $     32        $    194
Trade receivables, less allowances for doubtful accounts of $291 at
April 30, 1999 and $185 at July 31, 1998                                     3,078           2,643
Prepaid expenses and other                                                     282             118
                                                                          --------        --------
Total current assets                                                         3,392           2,955

Equipment and leasehold improvements:
Network system hardware                                                      3,826           3,778
Leasehold improvements                                                         239             239
Furniture and equipment                                                        845             485
                                                                          --------        --------
                                                                             4,910           4,502
Less accumulated depreciation and amoritzation                               4,457           4,107
                                                                          --------        --------
Net equipment and leasehold improvements                                       453             395
Goodwill, net of accumulated amortization                                    2,935             336
Network system:
Network platform                                                            11,467          11,467
Industry-specific applications                                              21,779          19,906
                                                                          --------        --------
                                                                            33,246          31,373
Less accumulated amortization                                               24,064          22,251
                                                                          --------        --------
Net network system                                                           9,182           9,122
                                                                          --------        --------
Total Assets                                                              $ 15,962        $ 12,808
                                                                          ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabiliities:
Notes payable                                                             $     13        $     28
Accounts payable                                                             1,041             581
Unearned revenue                                                             3,008             776
Accrued payroll and related expenses                                           804             620
Other accrued expenses                                                         229             158
Current portion of capital lease obligations                                    15              30
                                                                          --------        --------
Total current liabilities                                                    5,110           2,193
Line of credit payable to shareholder                                        2,950           1,620
Capital lease obligations                                                       25              33
Shareholders' equity:
Preferred stock, par value $.001 per share, 1,000,000 shares authorized;
20,350 and 20,000 shares issued and outstanding at April 30, 1999 and
July 31, 1998, respectively                                                      0               0
Common stock, par value $.001 per share, 25,000,000 shares authorized;
5,097,432 and 4,247,460 shares issued and outstanding at April 30, 1999
and July 31, 1998, respectively                                                  5               4
Additional paid-in capital                                                  86,829          85,028
Accumulated deficit                                                        (78,957)        (76,070)
                                                                          --------        --------
Total shareholders' equity                                                   7,877           8,962
                                                                          --------        --------
Total liabilities and shareholders' equity                                $ 15,962        $ 12,808
                                                                          ========        ========
See notes to unaudited condensed finanacial statements.

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share and share data)
                                  (Unaudited)


                                                                 THREE MONTHS               NINE MONTHS
                                                                    ENDED                      ENDED
                                                                    APRIL 30                  APRIL 30
                                                             1999          1998         1999      1998
                                                           ------       ---------      -------  --------
Net revenues:
Network and other services                                 $1,520        $  1,400      $ 6,068   $ 4,050
Software and development                                    1,472             317        2,530     1,469
                                                           ------        --------      -------   -------
Total net revenues                                          2,992           1,717        8,598     5,519
Operating expenses:
Variable cost of products and services sold (exclusive of
depreciation and amortization shown below):
Network and other services                                    372             315        1,100       964
Software and development                                      464             169        1,200       481
                                                           ------        --------      -------   -------
Total variable cost of products and services sold             836             484        2,300     1,445
Depreciation and amortization                                 873             535        2,586     1,553
Network operations                                            193             176          566       559
Selling, general and administrative                         1,791           1,230        5,204     3,634
Network construction and expansion                            531             521        2,040     1,694
                                                           ------        --------      -------   -------
Operating expenses before amounts capitalized               4,224           2,946       12,696     8,885
Less capitalized expenses*                                   (418)           (362)      (1,426)   (1,094)
                                                           ------        --------      -------   -------
Total operating expenses                                    3,806           2,584       11,270     7,791
                                                           ------        --------      -------   -------
Operating loss                                               (814)           (867)      (2,672)   (2,272)
Interest and other expense                                    (75)            (28)        (215)      (84)
                                                           ------        --------      -------   -------
Net loss                                                   $ (889)       $   (895)     $(2,887)  $(2,356)
                                                           ======        ========      =======   =======
Average common shares outstanding                           5,097           4,247        4,950     4,076
Basic and diluted net loss per share                       $(0.17)       $  (0.21)     $ (0.58)  $ (0.58)

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

                           ARI NETWORK SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)


                                                         NINE MONTHS
                                                            ENDED
                                                            APRIL 30
                                                     1999            1998
                                                  -------      ----------
OPERATING ACTIVITIES
Net loss                                          $(2,887)      $  (2,356)
Amortization of network platform                      521             521
Amortization of industry specific applications      1,292             731
Amortization of goodwill                              424              74
Depreciation and other amortization                   349             227
Net change in operating assets                        135             243
Net change in operating liabilities                   277            (311)
                                                  -------       ---------
Net cash provided (used) by operating activities      111            (871)

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements      (47)            (84)
Industry specific application costs capitalized    (1,426)         (1,094)
Other                                                (124)             10
                                                  -------       ---------
Net cash used by investing activities              (1,597)         (1,168)

FINANCING ACTIVITIES
Borrowings under line of credit                     1,330             559
Payment of capital lease obligations                  (23)             (3)
Proceeds from issuance of common stock                 17           1,496
                                                  -------       ---------
Net cash provided by financing activities           1,324           2,052
                                                  -------       ---------
Net increase (decrease) in cash                      (162)             13
Cash at beginning of period                           194              64
                                                  -------       ---------
Cash at end of period                             $    32       $      77
                                                  =======       =========
Cash paid for interest                            $   215       $      84
                                                  =======       =========
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for:
Furniture and equipment                           $     -       $      30
Issuance of common stock for acquisition            1,785             654

See notes to unaudited condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 30, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1998.

2. BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3. PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the par value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at par plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $388,000 at April 30, 1999.

4. ACQUISITIONS

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

The following unaudited pro forma results of operations for the three and nine months ended April 30, 1999 and 1998 assume the acquisition of the Powercom business occurred at the beginning of each period presented:


                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                APRIL 30                   APRIL 30
                             (IN THOUSANDS)             (IN THOUSANDS)
                             1999       1998            1999       1998
                           ------    -------         -------    -------
Net revenues               $2,992    $ 2,331         $ 9,024    $ 7,493
Net loss                     (889)    (1,424)         (2,887)    (3,811)
Net loss per share          (0.17)     (0.28)          (0.58)     (0.75)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

On May 13, 1999, the Company acquired Network Dynamics Incorporated ("NDI"), a privately held company based in Williamsburg, VA. NDI is a leading provider of e-catalog and e-commerce software and services with customers in several of the Company's targeted manufactured equipment market segments. The acquisition was structured as a merger pursuant to which the Company will issue approximately 550,000 shares of its common stock in exchange for all of the outstanding shares of common stock of NDI. It is anticipated that the ARI shares will be issued on or about June 30, 1999 when the closing balance sheet has been completed. The acquisition will be accounted for under the purchase method; accordingly, its results will be included in the financial statements of the Company from the date of acquisition. As a result of the purchase price allocation, and subject to a final determination of the fair value of assets acquired and liabilities assumed, the Company anticipates that it will recognize goodwill of approximately $4,500,000, which will be amortized over five years.

5. REVENUE RECOGNITION

As of August 1, 1998, the Company adopted AICPA Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, which is effective for transactions that the Company enters into in fiscal 1999. Prior years are not restated. The adoption of SOP 97-2 did not have a material impact on the Company's financial statements.

6. UNEARNED REVENUE

The increase in unearned revenue for the nine months ended April 30, 1999 compared to the same period last year was primarily due to unearned annual maintenance contracts acquired as part of the Powercom acquisition which will be recognized ratably over one to three years.



ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Total revenue for the quarter ended April 30, 1999 increased $1,275,000 or 74% compared to the same period last year, representing the Company's thirteenth consecutive quarter of year-over-year revenue improvement. Approximately half of the increase was attributable to the Powercom acquisition and half from internal growth. Management expects revenue for the full year to increase by more than 50% over fiscal 1998. Earnings before interest, taxes, depreciation and amortization ("EBITDA") also showed year over year improvement for the tenth consecutive quarter. EBITDA for the third quarter was positive $59,000, compared to a negative $332,000 during the third quarter of last year. Through the first nine months EBITDA totaled a negative $86,000, compared to a negative $719,000 during the first nine months of last year. Although non-cash amortization expenses relating to the introduction of new products and the Company's September 15, 1998 acquisition of the Powercom division of Briggs & Stratton Corporation ("Powercom") increased by $338,000 (see "Other Items"), net loss showed a slight improvement for the quarter ended April 30, 1999 compared to the same period last year. Management believes that the Company will continue to achieve improvements in EBITDA for the remainder of fiscal 1999 but that, due to amortization of goodwill from its acquisitions, full profitability will not be achieved until the second half of fiscal 2000.
Should the Company complete additional acquisitions, non-cash amortization of goodwill could further delay full profitability. See "Forward Looking Statements."


                                    REVENUES

The Company provides Internet e-commerce solutions for shared service and distribution networks. The Company's strategy is to build sustainable recurring revenues in selected vertical markets from each of its primary services and software products. Accordingly, management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within each industry sector.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.


                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                     APRIL 30                       APRIL 30
                                 (IN THOUSANDS)                  (IN THOUSANDS)
                                               PERCENT                        PERCENT
                             1999      1998     CHANGE      1999       1998    CHANGE
                            ------    ------   -------     ------     ------  -------
INDUSTRY SECTOR
Equipment Industry
Recurring                   $  732    $  165      344%     $2,021     $  453     346%
Non-recurring                  881       224      293%      2,453        973     152%
                            ------    ------               ------     ------
Subtotal                     1,613       389      315%      4,474      1,426     214%
Agribusiness Industry
Recurring                      664       561       18%      1,935      1,635      18%
Non-recurring                  109       181      -40%        453        689     -34%
                            ------    ------               ------     ------
Subtotal                       773       742        4%      2,388      2,324       3%
Transportation Industry
Recurring                      209       190       10%        601        567       6%
Non-recurring                   22        36      -39%         44        117     -62%
                            ------    ------               ------     ------
Subtotal                       231       226        2%        645        684      -6%
Publishing Industry
Recurring                      353       333        6%      1,030        983       5%
Non-recurring                    -        (3)     100%          1         12     -92%
                            ------    ------               ------     ------
Subtotal                       353       330        7%      1,031        995       4%
Other Revenue
Recurring                       20        30      -33%         53         90     -41%
Non-recurring                    2         -      100%          7          -     100%
                            ------    ------               ------     ------
Subtotal                        22        30      -27%         60         90     -33%
Total Revenue
Recurring                    1,978     1,279       55%      5,640      3,728      51%
Non-recurring                1,014       438      132%      2,958      1,791      65%
                            ------    ------               ------     ------
Grand Total                 $2,992    $1,717       74%     $8,598     $5,519      56%
                            ======    ======               ======     ======

The Company derives its recurring revenues from maintenance and support fees, transaction fees, software license renewals, subscription fees, and network traffic fees. Recurring revenue, as a percentage of total revenue, was 66% for both the three and nine month periods ended April 30, 1999. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter. Recurring revenues increased for the three and nine month periods ended April 30, 1999 compared to the same periods last year primarily due to growth in the manufactured equipment industry (the "equipment industry"). Equipment industry revenue growth was driven, in part, by the September 15, 1998 acquisition of Powercom and by the Company's continuing penetration of the recreational vehicle market segment. See "Other Items."

Non-recurring revenues are derived from initial software license fees and professional services fees. The increase in non-recurring revenues for the three and nine month periods ended April 30, 1999 compared to the same periods last year was due primarily to increased customization fees in the equipment industry. See "Other Items."

Equipment Industry

Over the last two years, the Company has focused its attention on the equipment industry as its primary growth opportunity. During this period, the Company's sales effort and its acquisition program has been primarily directed toward increasing the Company's base of business in this industry. Management has targeted approximately 36 vertical markets within the equipment industry that management believes have shared service and distribution networks that would derive substantial benefit from the Company's electronic commerce products and services. To date, the Company has customers in about one third of these markets including recreational vehicle, outdoor power equipment, construction, farm equipment, floor maintenance, warehouse equipment, outboard marine, manufactured housing, power tools, diesel truck, motorcycle, and power generation.

Revenues from the equipment industry are derived from software license fees, maintenance and support fees, electronic catalog subscription fees, network traffic fees and professional services fees. Recurring revenues in the equipment industry increased substantially for the three and nine month periods ended April 30, 1999 compared to the same periods last year primarily due to increased maintenance and support and to revenues from Powercom. Non-recurring revenues in the equipment industry also increased for the three and nine month periods ended April 30, 1999 compared to the same periods last year due to increased professional services and development fees as the Company continued its drive to penetrate the recreational vehicle (RV) market and other segments of the equipment industry. As of April 30, 1999, the Company had signed contracts with seven of the leading RV manufacturers and had expressions of interest from several others. Management expects total revenues in the equipment industry will continue to increase for the remainder of fiscal 1999.

Agribusiness Industry

The agribusiness industry is composed of several vertical markets comprising businesses which supply inputs to the agricultural industry including agricultural and specialty chemicals, livestock pharmaceuticals, fertilizer, feed and seed. Revenues from the agribusiness industry are derived from software license fees, maintenance and support fees, network traffic fees and professional services fees. Recurring revenues increased, while non-recurring revenues decreased in the agribusiness industry for the three and nine month periods ended April 30, 1999 compared to the same periods last year. This was primarily due to the recurring traffic fees generated from a major sales force automation customer when non-recurring customization of their software was completed in the fourth quarter of fiscal 1998. Management expects that revenues in the agribusiness industry will continue at approximately the same level for the remainder of this fiscal year. Management expects that gross margins from this industry will continue at a rate that makes this business attractive for the Company. . See "Forward Looking Statements."

Transportation Industry

Revenues from the transportation industry are derived from maintenance and support fees, transaction fees and professional services fees charged to the Association of American Railroads ("AAR") for the creation and maintenance of the Customer Identification File ("CIF"), an industry wide shared database of ship to and bill to locations. Recurring revenues in the transportation industry increased slightly for the three and nine month periods ended April 30, 1999 compared to the same periods last year due to growth in recurring maintenance and support fees as the CIF increased in size. As expected, non-recurring revenues in the transportation industry decreased for the three and nine month periods ended April 30, 1999 compared to the same periods last year when the Company undertook some special systems development and modification projects on behalf of the AAR. Management expects that revenues in the transportation industry will continue at approximately the same level for the remainder of this fiscal year. Management expects that gross margins from this industry will continue at a rate that makes this business attractive for the Company. See "Forward Looking Statements."

Publishing Industry

Revenues from the publishing industry are derived from connect time fees, photo traffic fees, subscription fees and service initiation fees charged to the Company's Newsfinder(R) customers. Through Newsfinder(R), the Company manages the approximately 20,000 news stories per week output from the Associated Press, providing access through the World Wide Web and on a dial-up basis to approximately 800 publishers with more than 1,300 weekly and monthly newspapers. Revenues in the publishing industry remained consistent with the three and nine month periods ended April 30, 1999 compared to the same periods last year. Management expects that revenues in the publishing industry will continue at approximately the same level for the remainder of this fiscal year. Management expects that gross margins from this industry will continue at a rate that makes this business attractive for the Company. See "Forward Looking Statements."

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    APRIL 30                      APRIL 30
                                                                (IN THOUSANDS)                 (IN THOUSANDS)
                                                                              PERCENT                        PERCENT
                                                           1999       1998     CHANGE     1999       1998     CHANGE
                                                          ------     ------   -------   -------    -------   -------
OPERATING EXPENSES:
Variable cost of products and services sold (exclusive
of depreciation and amortization shown below)             $  836     $  484     73%     $ 2,300    $ 1,445     59%
Network operations                                           193        176     10%         566        559      1%
Selling, general & administrative                          1,791      1,230     46%       5,204      3,634     43%
Network construction and expansion                           531        521      2%       2,040      1,694     20%
                                                          ------     ------             -------    -------
Gross cash expenses                                        3,351      2,411     39%      10,110      7,332     38%
Depreciation and amortization                                873        535     63%       2,586      1,553     67%
Less capitalized expenses                                   (418)      (362)    15%      (1,426)    (1,094)    30%
                                                          ------     ------             -------    -------
Met operating expenses                                    $3,806     $2,584     47%     $11,270    $ 7,791     45%
                                                          ======     ======             =======    =======


The increase in operating expenses for the three and nine month periods ended April 30, 1999 compared to the same periods last year was primarily due to cash expenditures and non-cash amortization of software and goodwill, all of which increased substantially as a result of the Powercom acquisition completed on September 15, 1998. The revenue increase from the Powercom acquisition exceeded the increase in cash expenditures but was not enough to cover the increase in noncash amortization of goodwill from the acquisition and the increase in software amortization. See "Other Items."

Variable cost of products and services sold consists primarily of royalties, telecommunications, data processing, software customization labor and temporary help fees. Variable cost of products and services sold as a percentage of revenue was 27% and 26% for the nine months ended April 30, 1999 and 1998, respectively. Management expects gross margins in future quarters to continue to fluctuate based on the mix of products and services sold.

The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore, management expects fluctuations between software customization services (a variable cost of products and services sold) and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. For the nine months ended April 30, 1999, the Company's technical resources were focused primarily on the development and customization of the TradeRoute(TM) software and the development of a World Wide Web version of the Company's electronic catalog for implementation in the construction and heavy equipment industry under the Company's contract with the Construction Industry Manufacturers Association (CIMA) and the Associated Equipment Distributors
(AED).

Network operations consists primarily of data center operations, software maintenance for the Company's core network and customer support costs. Network operations expense remained relatively flat for the first three quarters after decreasing significantly during fiscal 1998, despite increases in revenue.
The 10% increase for the three months ended April 30, 1999 compared to the same period last year was due to increased technical support costs attributable to the Powercom acquisition. Management expects these costs to remain relatively flat for the remainder of the fiscal year.

The increase in selling, general and administrative expenses for the three and nine month periods ended April 30, 1999 compared to the same periods last year was due primarily to the addition of the Company's new Colorado Springs offices and other expenses arising out of the Powercom acquisition. See "Other Items."

The increase in depreciation and amortization expense for the three and nine month periods ended April 30, 1999 compared to the same periods last year was due primarily to amortization of the Company's new products for the equipment industry and increased goodwill amortization resulting from the Powercom acquisition. The Company recorded $2,918,000 in goodwill as a result of the acquisition and is amortizing this asset over five years. Management expects to add approximately $225,000 per quarter in additional depreciation and amortization expense as a result of the acquisition of Network Dynamics Incorporated which closed May 13, 1999. See "Forward Looking Statements." See "Other Items."


                                  OTHER ITEMS

Interest expense increased $47,000 and $131,000 for the three and nine month periods ended April 30, 1999 compared to the same periods last year. The increase reflects additional borrowing by the Company under its line of credit with WITECH. Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss decreased $6,000 and increased $531,000, respectively for the three and nine month periods ended April 30, 1999 compared to the same period last year. The nine month increase was due primarily to non-cash amortization expenses resulting from the Powercom acquisition and from amortization of completed software products which were offset by improved revenues. Earnings before interest, taxes, depreciation and amortization (EBITDA) improved to positive $59,000 for the three months ended April 30, 1999 from negative $332,000 for the same period last year. For the first nine months of the current fiscal year, EBITDA improved to negative $86,000 from negative $719,000 over the same period last year. On a rolling four quarter basis, EBITDA was positive $705,000 for the period ended April 30, 1999, compared to negative $636,000 for the same period last year. As a result of non-cash amortization charges resulting from the Company's acquisition program, management has revised its goal for full sustainable profitability from the fourth quarter of fiscal 1999 to the second half of fiscal 2000. However, as the Company continues its strategic acquisition program, non-cash amortization of goodwill from the Company's acquisitions may cause net losses to continue beyond fiscal 2000. Management expects EBITDA to turn positive during the fourth quarter of this year and to remain positive in the future. See "Forward Looking Statements."

The Company is using both internal and external resources to reprogram or replace, test and implement its software and operating equipment for year 2000 modifications. Management estimates that the total cost of the year 2000 program will be approximately $450,000. Included in this estimate is approximately $100,000 which management added to the Company's year 2000 program costs because of its recent acquisition of Powercom. No specific estimate has been made of the additional costs that will be incurred as a result of the NDI acquisition; however, based upon the relative size of Powercom and NDI and the nature of NDI's operations, management does not anticipate that the additional costs associated with NDI will exceed $100,000. The Company is in the compliance development phase of its year 2000 program as it relates to its non-Powercom and non-NDI businesses. The Company is in the inventory phase of its year 2000 program as it relates to the Powercom business which management expects to complete by June 30, 1999 and in the assessment phase as it relates to the NDI business which management expects to complete July 31, 1999. These costs are being funded with cash from operations and with the Company's lines of credit. See "Liquidity and Capital Resource." As of April 30, 1999, the Company has incurred approximately $240,710 relating to all phases of the year 2000 program.

BUSINESS DEVELOPMENT:

Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating, and closing acquisitions which would augment and strengthen the Company's market position, product offerings, and personnel resources. To date, over 200 potential acquisition targets have been considered, resulting in four acquisitions. The program is intended to remain active indefinitely. The Company has engaged Tucker Anthony Cleary Gull, an investment banking firm, to help expand and accelerate the program.

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

POWERCOM 2000, A DIVISION OF BRIGGS & STRATTON CORPORATION ("POWERCOM")
On September 15, 1998, the Company completed the acquisition of Powercom in a stock for assets transaction. Powercom was in the business of providing electronic communications and cataloging software and services to manufacturers and their distributors and dealers in the outdoor power, power sports and power tools industries. Its major customers included Briggs & Stratton, MTD, Polaris and Thermo King. Powercom also had been exclusively endorsed by the Construction Industry Manufacturers Association (CIMA) and the Associated Equipment Distributors (AED), the two leading trade associations in the construction industry, as the vendor for the development and maintenance of a Web based electronic catalog and electronic commerce system. As a result of the Powercom acquisition, the Company has strengthened its position in the outdoor power and power sports industries and has gained a strong foothold in the construction industry. The Company also acquired an office with approximately 20 software development professionals located in Colorado Springs, Colorado, one of the nation's leading regions for software development talent. As a result of the acquisition, the Company recognized goodwill in the amount of $2,918,000 which is being amortized over a five year period.

NETWORK DYNAMICS INCORPORATED ("NDI")
On May 13, 1999, the Company acquired Network Dynamic Incorporated ("NDI"), a privately held company based in Williamsburg, Virginia. NDI was a leading provider of e-catalog and e-commerce software and services with customers in several of the Company's targeted manufactured equipment market segments including outdoor power, motorcycles, agricultural equipment, warehouse equipment, and floor maintenance. NDI added approximately 30 major new manufacturers as customers of the Company including Fiat New Holland, Homelite, Jacobsen, Nissan Forklift, and Kawasaki Motorcycles. As a result of the acquisition, the Company has further strengthened its position in outdoor power and in the European markets where NDI provided electronic cataloging services to The Kramp Groep and Fiat New Holland. In addition, the Company now has an electronic catalog production facility and a staff of approximately 50 professionals based in Virginia.


                        LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              APRIL 30                       APRIL 30
                                                           (IN THOUSANDS)                 (IN THOUSANDS)
                                                                        PERCENT                        PERCENT
                                                     1999       1998     CHANGE     1999       1998     CHANGE
                                                    ------     ------   -------   -------    -------   -------
Net cash provided (used) by operating activities
before changes in working capital                    $ (16)     $(360)     96%    $  (301)   $  (803)      63%
Net cash provided (used) by investing activities      (403)      (363)    -11%     (1,597)    (1,168)     -37%
                                                     -----      -----             -------    -------
Subtotal                                              (419)      (723)     42%     (1,898)    (1,971)       4%
Effect of net changes in working capital                (3)       354    -101%        412        (68)     706%
                                                     -----      -----             -------    -------
Net cash provided (used) by operating
and investing activities                             $(422)     $(369)    -14%    $(1,486)   $(2,039)      27%
                                                     =====      =====             =======    =======

Net cash used in operating activities before changes in working capital decreased for the three and nine months ending April 30, 1999 due to cost controls and increased revenues. This number may fluctuate from quarter to quarter due to the seasonality of revenue while operating expenses remain
relatively flat.   On a rolling four quarter basis, cash flow from operations before changes in working capital was $503,000 for the period ended April 30, 1999 compared to negative $781,000 for the same period last year. Management expects that the Company will achieve positive cash flow from operations before changes in working capital for the fourth quarter ending July 31, 1999. See "Forward Looking Statements."

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

At April 30, 1999, the Company had cash and cash equivalents of approximately $32,000 compared to approximately $194,000 at July 31, 1998.

The Company has a line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. On January 29, 1999 WITECH and the Company agreed to amend the WITECH Line, increasing the line from $2,800,000 to the current $3,000,000 credit limit. Under the loan agreement, $1,000,000 must be repaid out of the proceeds of any equity securities sold by the Company. The termination date of the line of credit is December 31, 2001 and the interest rate is prime plus 2%. In conjunction with obtaining the WITECH Line, since 1993, the Company has issued WITECH 20,350 shares of non-voting Preferred Stock and has issued total warrants for the purchase of up to 250,000 shares of its common stock, including warrants for the purchase of 200,000 shares at an exercise price of $4.00 per share and warrants for a maximum of 50,000 shares at an exercise price of $2.8125. The exercise price is reduced if the Company issues stock at less than the then current exercise price. As of May 31, 1999 there were $3,000,000 of borrowings outstanding under the WITECH Line.

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

In connection with the acquisition of Powercom, the Company obtained a line of credit from Briggs & Stratton Corporation in the amount of $250,000 (the "Briggs Line"). Borrowings under the Briggs Line are secured by certain accounts receivable associated with the Powercom business. Borrowings under the Briggs Line bear interest at prime plus 2%. Pursuant to an amendment dated May 25, 1999, the Briggs Line was extended to October 31, 1999. Borrowings under the Briggs Line must be repaid with the proceeds of equity offerings (if any) in excess of $1,000,000 plus accrued interest under the WITECH Line. As of May 31, 1999 there were $150,000 of borrowings outstanding under the Briggs Line.

In connection with the acquisition of NDI, the Company assumed liabilities in the amount of approximately $3,00,000 including unearned revenue of approximately $1,000,000. As part of the acquisition, repayment terms for approximately $1,300,000 of the assumed debt were agreed to by the creditors of NDI. NDI had revenues of $2,751,000 for the twelve month period ending December 31, 1998. It is anticipated that the net cash generated from the NDI business together with the cost synergies made possible by the acquisition will be more than adequate to operate the newly acquired business and repay the restructured debt and that the NDI business as it is combined with the Company's business will improve the Company's overall liquidity. See "Forward Looking Statements."

Management currently believes that the financing from the WITECH Line and the Briggs Line will be sufficient to fund operations for the remainder of fiscal 1999. However, this expectation is subject to a variety of assumptions regarding, among other things, the timing of revenues and cash flow from new sales, the Company's ability to control and/or reduce expenses, the timing of the completion of software products currently under development, and the impact of any other acquisitions. Should these assumptions prove incorrect such that additional working capital is required, the Company believes it can be obtained from additional borrowings and/or the sale of additional securities.
Management believes that, based on current trends, the Company will achieve positive cash flow from operations (excluding changes in working capital items) for the quarter ending July 31, 1999. On a long term basis, management believes that financing for the Company's operations, as well as capital expenditures, will come principally from cash generated from operations. See
"Forward Looking Statements."   The Company currently intends to raise
additional financing during fiscal 1999 and/or fiscal 2000 in order to fund the Company's investment requirements, including its acquisition program, and to repay the Briggs Line and a portion of the WITECH Line. The Company has not yet determined the terms of such financing but such financing may include obtaining an asset backed line of credit from a bank or the sale of common stock and/or debt securities.


                           FORWARD LOOKING STATEMENTS

Certain statements contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements. The forward-looking statements can generally be identified by words such as "believes," "anticipates," "expects" or words of similar meaning. Forward-looking statements also include statements relating to the Company's future performance, such as future prospects, revenues, profits, EBITDA and cash flows. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of the Company's selected market segments, the positioning of the Company's products in those segments, variations in demand for and cost of customer services and technical support, customer adoption of Internet-enabled Windows applications and their willingness to upgrade from earlier versions of software, the Company's ability to release new software applications and upgrades on a timely basis, the Company's ability to establish and maintain strategic alliances, the Company's ability to manage its costs, the Company's ability to manage its business in a rapidly changing environment, the Company's ability to finance capital investments, and the Company's ability to implement its acquisition strategy to increase growth.

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

                          PART II.  OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


On April 21, 1999, in connection with its acquisition of NDI, the Company agreed to issue additional shares of its common stock to the shareholders of NDI. NDI was a privately-held company based in Williamsburg, Virginia and a leading provider of e-catalog and e-commerce software and services, with customers in several of the Company's targeted manufactured equipment market segments. The number of shares issued will depend on the amount of NDI liabilities assumed as finally determined, subject to a minimum of 450,000 and a maximum of 800,000 shares. Approximately 76% of the stock of NDI was held by two persons.

The acquisition was completed on May 13, 1999, but the Company will not issue the shares until the closing balance sheet is determined. At present, the Company estimates that it will issue approximately 550,000 shares of stock.

The common stock was not sold by any form of general solicitation or general advertising and the shares to be issued cannot be resold without registration under the Securities Act of 1933, as amended, or an exemption therefrom. The Company believes that the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

      a)   Exhibits


           3.1   Articles of Incorporation, as amended
           4.1   Consent of WITECH Corporation dated April 19, 1999
           10.1  Amendment 1 to Revolving Credit Agreement dated May 25, 1999
           27    Financial Data Schedule


      b)   Reports on Form 8-K.  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ARI Network Services, Inc.
                                       (Registrant)



     Date:  June 14, 1999                 /s/ Brian E. Dearing
                                       ----------------------
                                       Brian E. Dearing, Chairman of the Board
                                       (and acting CFO)