Form 10-K
period 1999-07-31
ARI NETWORK SERVICES INC /WI
filed 1999-10-29
CIK 879796

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

                     for the fiscal year ended July 31, 1999
                                       or
(  )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                to
                               ---------------    ----------------

Commission File No. 0-19608

                           ARI NETWORK SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                    Wisconsin                           39-1388360
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

                  330 East Kilbourn Ave.                 53202-3149
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


                                     YES   X       NO
                                        -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

As of October 22, 1999, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ National Market System) was approximately $11.0 million.

As of October 22, 1999, there were 5,843,304 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 1999, for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
================================================================================

================================================================================

ITEM 1. BUSINESS


BUSINESS OVERVIEW

ARI Network Services, Inc. (the "Company" or "ARI") is a provider of business-to-business e-commerce solutions to manufacturers in selected industries with shared service networks and distribution channels. We focus our sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the "Equipment Industry"), providing direct sales and service in North America and operating through value-added sales and service agents elsewhere. The Equipment Industry is made up of separate sub-markets in which the manufacturers share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others. By "Equipment" we mean capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops.

We also provide e-commerce services to certain non-equipment industries, including the U.S. and Canadian agribusiness industry, the U.S. and Canadian freight transportation industry, and the U.S. non-daily newspaper publishing industry. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing over 57% of fiscal 1999 revenue. Management expects this percentage to continue to increase in fiscal 2000 and beyond.

Our products and services enable Equipment Industry manufacturers to transact business-to-business electronic commerce with their distributors, dealers and service points world-wide. We provide both electronic catalog and transaction processing software and services. These products and services enable dealers and distributors in a shared distribution and service network to electronically look up parts, service bulletins and other technical information regarding the products of multiple manufacturers and to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries with those manufacturers. Our products and services use the Internet for data transport and a combination of the World-Wide Web and CD-ROM technology for user interfaces and data presentation. In the non-equipment industries, we also provide electronic directory services and on-line information management services.

Our sales and marketing process is focused primarily on manufacturers that sponsor our products and services to their dealers, distributors and/or service points. These manufacturers have the financial capability and business power to implement an automation strategy throughout their service and distribution networks. In addition to software licenses and support services, a typical implementation for a given manufacturer will involve professional services for project management, software customization, and roll-out management. Once manufacturer sponsorship is obtained, we also develop a direct business relationship with the distributors, dealers, and service points for software and services.

Our customer base currently comprises approximately 100 manufacturers in 12 different sub-markets of the Equipment Industry, as well as over 20,000 dealers, distributors, and repair facilities in more than 50 countries. No single customer accounted for 10% or more of our revenues in fiscal 1999.

Our executive offices are located at 330 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 and our telephone number at that location is (414) 278-7676. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com(TM).

MISSION AND STRATEGY

Our mission is to be the leading provider of quality distribution and service-side business-to-business e-commerce services in selected manufacturing industry segments with shared distribution channels and service networks. Our vision is that whenever a manufacturer in one of our target markets does business electronically with a distributor, dealer or service location, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets and to lead with two services: (i) distributor/dealer communications and (ii) electronic product catalogs. After establishing a position in a market, we will then bring other products and services to bear in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality services that industry participants will adopt and use effectively.

Our strategy includes driving growth in our targeted markets through three distinct programs: (i) sales; (ii) strategic alliances; and (iii) acquisitions. Our external sales team focuses on large manufacturers and distributors in the targeted industry sectors, while internal telesales representatives sell to dealers and small to medium sized distributors. Through our COMPASS Partners(TM) program, we have a strategic alliance relationship with over 100 companies that provide software and services to manufacturers, distributors and dealers in our targeted industries. We seek alliance partners that provide the software and services that complement our products, such as manufacturer warranty claim processing software or dealer or distributor business management and point of sale systems, which allow us to provide a complete end-to-end solution that links the internal business systems of dealers to those of distributors and manufacturers. These alliance relationships range from simple technical interface agreements to value-added reseller arrangements. Outside of North America, we sell to manufacturers directly, but use local agents to provide sales and support to dealers. We also have an active acquisition program that has generated four acquisitions in the last three years. We seek to acquire businesses with complementary products or services and/or attractive market positions in our targeted industries.

Through our sales, alliance and acquisition programs, we expect to expand our business by both growing market share in our current Equipment sectors and entering new sectors.

PRODUCTS AND SERVICES


We offer two basic kinds of electronic commerce services to our customers in the Equipment Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment and (ii) electronic communications for exchanging documents such as purchase orders, invoices, and warranty claims. The following table shows the software products and services that we offer, a brief description of the products and the industries where they are currently in use.


------------------------------------------------------------------------------------------------------------------------
                                        ELECTRONIC CATALOG PRODUCTS AND SERVICES
------------------------------------------------------------------------------------------------------------------------
PRODUCT OR SERVICE                        DESCRIPTION                                   PRIMARY INDUSTRY
------------------------------------------------------------------------------------------------------------------------
PartSmart(TM)              Electronic parts catalog for equipment dealers          Equipment - all sub-markets except
                                                                                   RV and manufactured housing
------------------------------------------------------------------------------------------------------------------------
EMPARTpublisher(TM)        Electronic parts catalog creation software              Equipment - all sub-markets
------------------------------------------------------------------------------------------------------------------------
EMPARTviewer(TM)           Electronic parts catalog viewing software               Equipment - RV and manufactured
                           Available in CD-ROM                                     housing only

------------------------------------------------------------------------------------------------------------------------
ARIwebcat(TM)              Web based electronic parts catalog based upon the       Equipment -all sub-markets
                           EMPART database technology
------------------------------------------------------------------------------------------------------------------------
Electronic publishing      Project management, data conversion, editing,           Equipment - all sub-markets
services                   production, and distribution services for
                           manufacturers who wish to outsource catalog
                           production operations
------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
                                        ELECTRONIC COMMUNICATIONS PRODUCTS AND SERVICES
------------------------------------------------------------------------------------------------------------------------
PRODUCT OR SERVICE                           DESCRIPTION                                  PRIMARY INDUSTRY
------------------------------------------------------------------------------------------------------------------------
TradeRoute(R)              Document handling and communications for product        Equipment - all sub-markets
                           ordering, warranty claims and other business documents
------------------------------------------------------------------------------------------------------------------------
Meppel(R)                  EDI software for product movement reporting             Agribusiness
------------------------------------------------------------------------------------------------------------------------
Professional services      Project management, software customization, roll-out    All Industries
                           management, and help desk support services
------------------------------------------------------------------------------------------------------------------------

The following table shows complementary products and services which we also offer. In fiscal 1999, these products and services accounted for 31% of our total revenue. We expect these products to contribute a declining percentage of our revenues in the future.


------------------------------------------------------------------------------------------------------------------------
                                              OTHER PRODUCTS AND SERVICES
------------------------------------------------------------------------------------------------------------------------
PRODUCT OR SERVICE                       DESCRIPTION                                    PRIMARY INDUSTRY
------------------------------------------------------------------------------------------------------------------------
ARISE(R)                   Field sales and service automation software             Agribusiness
------------------------------------------------------------------------------------------------------------------------
Electronic Commerce        Centrally managed, industry-common databases of         Transportation and Agribusiness
Directories                electronic commerce participant locations
------------------------------------------------------------------------------------------------------------------------
Newsfinder(R)              Database of key-worded news stories                     Publishing
------------------------------------------------------------------------------------------------------------------------


ACQUISITIONS

Since December 1995, ARI has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program's inception, more than 200 acquisition candidates have been evaluated, resulting in four completed acquisitions.

On November 4, 1996, we completed the acquisition of cd\*.IMG, Inc. ("CDI"). CDI was in the business of publishing electronic parts catalogs and the software that dealers and repair shops in the Equipment Industry use to read the catalogs. CDI's PLUS1(R) electronic parts catalog featured parts information from over 20 manufacturers in the outdoor power equipment, marine, motorcycles and power sports sub-markets. We have recently announced that PartSmart(TM), which we acquired as part of the NDI acquisition, described below, will replace PLUS1(R) in these sub-markets.

On September 30, 1997, we acquired Empart Technologies, Inc. ("Empart"). Empart was a Silicon Valley-based developer of software for electronic parts catalogs. Empart's products included EMPARTpublisher(TM), a software tool used to convert data from a variety of forms into an electronic format, and EMPARTviewer(TM), a high-end configurable electronic parts catalog software package. The EMPART(TM) software is being used in the recreation vehicles and manufactured housing sub-markets. We intend to deploy the EMPARTpublisher(TM) software in all segments of the Equipment Industry. The EMPART(TM) database is also the underlying technology upon which our Web-based electronic catalog product, ARIwebcat(TM), is based.

On September 15, 1998, we acquired POWERCOM-2000, a Colorado Springs, Colorado-based division of Briggs & Stratton Corporation ("Powercom"). Powercom provided electronic cataloging and communications software and services to companies in the North American, European and Australian outdoor power, power tools and power sports industries.


On May 13, 1999, we acquired Network Dynamics Incorporated, based in Williamsburg, Virginia ("NDI"). NDI's PartSmart(TM) electronic catalog software is now our primary catalog software in all of the Equipment Industry sub-markets we serve other than recreation vehicles and manufactured housing. PartSmart(TM) was used by over 10,000 dealers to view catalogs from over 50 different manufacturers in six sectors of the Equipment Industry.


Our acquisitions have been successful, allowing us to increase our growth rate by adding new products, expanding into new markets, increasing our penetration of existing markets and adding new talent. In each case the financial performance of the acquired business has met or exceeded our expectations.

COMPETITION

Competition for ARI's products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, competitors include Bell & Howell, which provides electronic catalog services in the motorcycle, marine, and auto markets, and a variety of small companies focused on specific industries. Many of these smaller companies may also represent acquisition targets for us. There are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, Commerce One, and Aspect Development, which could expand their offerings to address the needs of our markets and become competitors in the future. In the communications part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. There are also large, general market e-commerce companies like Sterling Commerce and Harbinger, which offer products and services similar to ours. These e-commerce companies do not typically compete with us directly, but they could decide to do so in the future. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called "net communities," such as Chemdex or VerticalNet, which could expand their offerings to target our served markets. Finally, given the high level of interest in Internet-related investment opportunities and the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.

ARI's primary competitive advantages are the industry knowledge and customer relationships we have developed. When combined with products and services that are designed for our targeted industries, we believe that our industry knowledge and customer relationships will enable us to compete effectively and sustainably in these markets.

EMPLOYEES

As of September 30, 1999, we had 145 full-time equivalent employees. Of these, 26 are engaged in maintaining or developing software and providing software customization services, 20 are in sales and marketing, 36 are engaged in catalog creation and maintenance or database management, 41 are involved in customer implementation and support and 22 are involved in administration and finance. None of these employees is represented by a union.

ITEM 2. PROPERTIES

ARI occupies approximately 23,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring July 31, 2002. This facility houses our headquarters and data center. In Colorado Springs, Colorado, we occupy approximately 5,500 square feet of office space under a lease expiring January 31, 2001 and an additional 1,500 square feet under a lease that expires in March 2000. In Williamsburg, Virginia we occupy approximately 3,000 square feet of office space under a lease that expires November 30, 1999 and another approximately 3,000 square feet of office space under a lease that expires November 30, 2002 which we are actively attempting to assign to a third party. In November 1999, we will consolidate the Virginia offices into a single office in Williamsburg with 5,100 square feet under a lease that expires in October, 2004.

ITEM 3.  LEGAL PROCEEDINGS

ARI is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names of ARI's executive officers as of September 30, 1999. The officers serve at the discretion of the Board.


         Name                         Age      Capacities in Which Serving
         ----                         ---      ---------------------------
         Brian E. Dearing              44      Chairman of the Board of Directors, CEO, President, Acting CFO
                                               and Treasurer
         Mark L. Koczela               45      Executive Vice President of Business Development and
                                               Administration and Secretary
         John C. Bray                  42      Vice President of Sales
         Michael E. McGurk             51      Vice President of Technology Operations
         Frederic G. Tillman           37      Vice President of Technology Development

--------------------

BRIAN E. DEARING. Mr. Dearing, Chief Executive Officer and a director since 1995, is Chairman of the Board of Directors, CEO, President, and Acting Chief Financial Officer and Treasurer. Prior to joining ARI, Mr. Dearing held a series of electronic commerce executive positions at Sterling Software, Inc. in the U.S. and in Europe. Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services since 1986. Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a BA in Political Science from Union College.

MARK L. KOCZELA. Mr. Koczela is Executive Vice President of Business Development and Administration and Secretary. Prior to joining ARI in January 1992, Mr. Koczela was a shareholder at Godfrey & Kahn, S.C., a Milwaukee, Wisconsin law firm where he had worked in the field of mergers and acquisitions since 1983 representing a variety of businesses, including ARI. He holds a BA in History from the University of Massachusetts and a JD from Duke University Law School.

JOHN C. BRAY. Mr. Bray was appointed Vice President of Sales in September 1996. Prior to joining ARI, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services (GEIS) in Rockville, Maryland. Before joining GEIS, Mr. Bray was a Regional Vice President of Sales for AT&T's EasyLink Services, marketing electronic commerce services. Mr. Bray was employed by AT&T from 1991 through 1996. He holds a BA in marketing from the University of Iowa.

MICHAEL E. MCGURK. Mr. McGurk was appointed Vice President of Technology in January 1997 and became Vice President of Technology Operations in August 1999. Prior to joining ARI, Mr. McGurk developed and operated a large format printing services business for customers involved in business process re-engineering projects. Before opening the printing service, Mr. McGurk had a twelve year career in information technology management at General Electric, including Manager of Global Information Technology for GE Medical Systems, Program Manager for GE Corporate and Manager of Data Management for GE Aircraft Engines. Mr. McGurk's early career included sales and technology positions at Cullinet and CinCom Systems. Mr. McGurk holds an MBA and BS from Miami University in Ohio.

FREDERIC G. TILLMAN. Mr. Tillman was appointed Vice President of Technology Development in August 1999. He joined ARI in September 1998 as part of our acquisition of Powercom where he had been Vice President of Software Development. Prior to joining Powercom in May 1998, Mr. Tillman was Director of New Product Development for ADAC Healthcare Information Systems in Houston, Texas, a producer of information systems for hospital laboratories and radiology departments. Before joining ADAC in 1990, Mr. Tillman spent six years at General Dynamics as a software engineer. Mr. Tillman holds an MBA from Texas Christian University and a BS in Computer Science from Oklahoma State University.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ARI's common stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation National Market System ("NASDAQ-NMS") under the symbol ARIS. The following table sets forth the high and low bid prices on the NASDAQ-NMS for the periods indicated as adjusted for ARI's one-for-four reverse stock split implemented in 1997.



Fiscal Quarter Ended                         High           Low

October 31, 1997..........................   $4.500         $2.750

January 31, 1998..........................   $3.000         $1.250

April 30, 1998............................   $4.250         $1.625

July 31, 1998.............................   $3.500         $2.000

October 31, 1998..........................   $2.375         $1.500

January 31, 1999..........................   $2.750         $1.750

April 30, 1999............................   $8.250         $1.875

July 31, 1999.............................   $7.313         $3.250


As of October 26, 1999, there were approximately 216 holders of record of ARI's common stock. ARI has not paid cash dividends to date and has no present intention to pay cash dividends.

On September 30, 1999, in connection with restructuring and amending our line of credit with WITECH Corporation, we converted $1.0 million of debt to shares of common stock at $5.125 per share and issued a seven year warrant to WITECH for the purchase of 30,000 shares of common stock at $5.125 per share. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial information with respect to ARI as of and for each of the five years in the period ended July 31, 1999, which was derived from audited Financial Statements and Notes thereto of ARI. Audited Financial Statements and Notes as of July 31, 1999 and 1998 and for each of the three years in the period ended July 31, 1999, and the report of Ernst & Young LLP thereon are included elsewhere in this Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere herein.


                          STATEMENT OF OPERATIONS DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED JULY 31
                                                   ----------------------------------------------------------------
                                                      1999         1998          1997         1996         1995
                                                   ----------   ----------   -----------   ----------   ----------
Network and other services revenues                $    8,616   $    5,811   $     5,235   $    4,484   $    3,880
Software revenues                                       2,822        1,431           888          418          538
Development revenues                                    1,450          722           790          350          917
                                                   ----------   ----------   -----------   ----------   ----------
    Total revenues                                     12,888        7,964         6,913        5,252        5,335
Operating expenses:
    Variable cost of network & other services sold      1,431        1,327         1,035          925        1,087
    Variable cost of software sold                        486          212           168           85          100
    Variable cost of development sold                   1,234          407           484          203           49
    Depreciation and amortization                       3,830        2,142         1,722        1,800        2,388
    Network operations                                  1,017          708         1,004          919        1,171
    Selling, general and administrative                 6,995        4,586         4,819        4,585        4,756
    Network construction and expansion                  2,786        2,198         1,897        1,897        1,788
                                                   ----------   ----------   -----------   ----------   ----------
Operating expenses before amounts capitalized          17,779       11,580        11,129       10,414       11,339
    Less capitalized portion                           (1,802)      (1,546)       (1,155)      (1,230)      (1,616)
                                                   ----------   ----------   -----------   ----------   ----------
       Net operating expenses                          15,977       10,034         9,974        9,184        9,723
                                                   ----------   ----------   -----------   ----------   ----------
Operating loss                                         (3,089)      (2,070)       (3,061)      (3,932)      (4,388)
Other income (expense)                                   (326)         (70)         (214)        (274)          49
                                                   ==========   ==========   ===========   ==========   ==========
    Net loss                                       $   (3,415)  $   (2,140)  $    (3,275)  $  (4,206)   $   (4,339)
                                                   ==========   ==========   ===========   ==========   ==========
Weighted average common shares outstanding              5,061        4,119         3,611        3,114        3,018
Basic and diluted net loss per share               $    (0.67)  $    (0.52)  $     (0.91)  $    (1.35)  $    (1.44)

                          SELECTED BALANCE SHEET DATA:

Working capital (deficit)                          $   (3,476)  $      762   $      (689)  $   (3,412)  $   (1,564)
Capitalized network system (net)                        8,844        9,122         8,957        9,264        9,277
Total assets                                           20,438       12,808        11,416       11,479       11,683
Current portion of long-term debt and capital
lease obligations                                         713           58            64           63           68
Total long-term debt and capital lease obligations      3,511        1,653             8           22           73
Total shareholders' equity                              9,756        8,962         8,947        6,182        8,524

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

ARI achieved strong growth in revenue during fiscal 1999 compared to 1998, driven by organic growth and acquisitions in the Equipment Industry. While all expense categories increased from fiscal 1998 to 1999, only depreciation and amortization increased at a faster rate than revenue. All expenses declined as a percentage of revenue except variable cost of sales, which remained constant, and depreciation and amortization expense, which increased by three percentage points. Even so, total operating expenses declined as a percentage of revenue. Therefore, the increase in loss can be attributed to an increase in non-cash amortization charges resulting primarily from our acquisitions of Powercom and NDI. See "Operating Expenses."

                                    REVENUES

Total revenue for the year ended July 31, 1999 increased $4,924,000 or 62% compared to last year. Total year-over-year quarterly revenue has increased for fourteen consecutive quarters. Management expects the year-over-year quarterly increases to continue through fiscal 2000. See "Forward Looking Statements."

ARI provides business-to-business electronic commerce products and services to customers in selected vertical markets within the Equipment Industry. Each of the targeted vertical markets in the Equipment Industry has a shared distribution and/or service channel, meaning that the manufacturers share common distributors, dealers and/or service points. Our strategy is to build sustainable, recurring revenues in the Equipment Industry by providing business-to-business e-commerce solutions tailored to address the business problems of each of the targeted markets. We also have a legacy business that provides a variety of electronic commerce services to non-Equipment industries. The non-Equipment industries generate positive cash flows for ARI but have not shown significant growth over the past three years and are not expected to do so in the future. Management reviews ARI's recurring vs. non-recurring revenue in the aggregate and within the Equipment Industry and all other industries.

The following table sets forth, for the periods indicated, certain revenue information derived from ARI's financial statements:

                               REVENUE BY INDUSTRY
                                 (IN THOUSANDS)


                                                                      YEAR ENDED JULY 31
                                        --------------------------------------------------------------------------
                                                                   PERCENT                               PERCENT
 INDUSTRY:                                 1999          1998      CHANGE         1998         1997      CHANGE
                                           ----          ----      ------         ----         ----     -------
 Equipment Industry
    Recurring                              $ 3,243      $  606       435%       $   606      $  486        25%
    Non-recurring                            4,157       1,588       162%         1,588         432       268%
                                           -------      ------                  -------      ------
    Subtotal                                 7,400       2,194       237%         2,194         918       139%

 Other Revenues
    Recurring                                4,841       4,600        5%          4,600       4,321         6%
    Non-recurring                              647       1,170      (45%)         1,170       1,674       (30%)
                                           -------      ------                  -------      ------
    Subtotal                                 5,488       5,770       (5%)         5,770       5,995        (4%)

 Total Revenue
    Recurring                                8,084       5,206        55%         5,206       4,807         8%
    Non-recurring                            4,804       2,758        74%         2,758       2,106        31%
                                           -------      ------                  -------      ------
    Grand Total                            $12,888      $7,964        62%       $ 7,964     $ 6,913        15%
                                           =======      ======                  =======     =======

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Recurring revenues increased in fiscal 1999 and fiscal 1998, compared to the prior year, primarily due to increases in the customer base in the Equipment Industry caused in part by the Powercom and NDI acquisitions. Recurring revenues, as a percentage of total revenue, decreased from 70% in fiscal 1997 and 65% in fiscal 1998 to 63% in fiscal 1999 due to increases in sales to new customers and longer-than-expected new customer implementation cycles. Management believes a ratio of approximately two thirds recurring revenues to one third non-recurring revenues is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future recurring revenues. This revenue mix may fluctuate from quarter to quarter or year to year.

Non-recurring revenues are derived from initial software license fees and professional services fees. Non-recurring revenues increased in fiscal 1999 and fiscal 1998, compared to the prior year, primarily due to increased new business in the Equipment Industry offset, in part, by reduced new business in all other industries.

Equipment Industry

The Equipment Industry comprises several vertical sub-markets including outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others. Management's strategy is to expand our electronic parts catalog software and services and dealer communication business with manufacturers and distributors in the existing vertical sub-markets and to expand to other similar sub-markets in the future. Revenues from all of our acquisitions are included in the Equipment Industry revenues. Fiscal 1999 recurring revenues in the Equipment Industry increased, compared to 1998, primarily due to the acquisitions of Powercom and NDI, both of which had substantial recurring revenue bases, and to increased revenue from subscription fees and maintenance and support fees from our growing base of manufacturers and dealers. The increase in fiscal 1998 recurring revenues in the Equipment Industry over fiscal 1997 was primarily due to increased revenues from subscription fees and maintenance and support fees from an increased base of manufacturers and dealers. Fiscal 1999 non-recurring revenues in the Equipment Industry increased over fiscal 1998 due to increased software and professional services sold to new and existing manufacturer customers. Fiscal 1998 non-recurring revenues in the Equipment Industry increased, compared to fiscal 1997, due to increased sales of software licenses and professional services as a result of ARI's entry into the recreation vehicle market. Management expects recurring and non-recurring revenues in the Equipment Industry to increase at a higher rate than total revenues in fiscal 2000, as we continue to focus our attention and resources in this industry.

Non-Equipment Industry Business

ARI's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. The non-Equipment Industry business is characterized by a stable base of customers with long-term relationships with ARI. Recurring revenues in this business increased slightly over the prior year in fiscal 1999 and fiscal 1998 primarily due to price increases and some increased usage of our services by existing customers, while non-recurring revenues declined significantly over the prior year in both fiscal 1999 and fiscal 1998 because of a lack of significant new customers or application development projects. Management believes the decline in non-recurring revenues may signal that we are approaching saturation of the available market for the products and services offered by ARI in these industries. Management expects revenues in the non-Equipment Industry business will remain relatively flat between fiscal 1999 and fiscal 2000. These revenues are profitable on the margin and help to fund ARI's growth in the Equipment Industry. Our five-year contracts with the Association of American Railroads and the Associated Press, on which our business in the railroad and non-daily newspaper publishing industries depends, are up for renewal in December 2000. We have maintained good relations with the Association of American Railroads and the Associated Press, and, based on discussions we have had with these customers, we believe that it is likely that each contract will be renewed.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from ARI's financial statements:

                               OPERATING EXPENSES
                                 (IN THOUSANDS)


                                                                      YEAR ENDED JULY 31
                                                --------------------------------------------------------------------
                                                                        PERCENT                             PERCENT
                                                  1999        1998      CHANGE         1998         1997    CHANGE
                                                --------    --------                 -------      -------
Variable cost of products and services sold
(exclusive of depreciation and amortization
shown below)                                    $ 3,151      $ 1,946      62%        $ 1,946      $ 1,687       15%
Network operations                                1,017          708      44%            708        1,004      (29%)
Selling, general & administrative                 6,995        4,586      53%          4,586        4,819       (5%)
Network construction and expansion                2,786        2,198      27%          2,198        1,897       16%
                                                -------      -------                 -------      -------

Gross cash expenses                              13,949        9,438      48%          9,438        9,407        0%

Depreciation and amortization                     3,830        2,142      79%          2,142        1,722       24%
Less capitalized portion                         (1,802)      (1,546)     17%         (1,546)      (1,155)      34%
                                                -------      -------                 -------      -------

Net operating expenses                          $15,977      $10,034      59%        $10,034       $ 9,974       1%
                                                =======      =======                 =======       =======



All categories of operating expense declined as a percentage of revenue from fiscal 1998 to fiscal 1999 except variable cost of sales, which remained constant, and depreciation and amortization expense, which increased by three percentage points. Total operating expenses declined as a percentage of revenue. Fiscal 1998 operating expenses remained relatively flat, compared to fiscal 1997, due to tight control of cash expenses.

Variable cost of products and services sold consists primarily of royalties, telecommunications and data processing fees, customization labor and temporary help fees. Variable cost of products and services sold increased in fiscal 1999 and fiscal 1998, compared to the prior year, as a direct result of increased revenues. Variable cost of products and services sold as a percentage of total revenue remained at 24% in fiscal 1999, as it had been in fiscal 1997 and fiscal 1998. Cost of development services sold as a percentage of development revenue was 85% in fiscal 1999 compared to 56% in fiscal 1998 and 61% in fiscal 1997. The increase in fiscal 1999 was due to cost overruns on several major software customization projects in the Equipment Industry. Non-development cost of sales as a percentage of non-development revenues was 17% in fiscal 1999 compared to 21% in fiscal 1998 and 20% in fiscal 1997. Management expects gross margins to remain at approximately the same level in fiscal 2000 and to fluctuate slightly from quarter to quarter based on the mix of products and services sold.

Network operations costs are derived primarily from data center operations, software maintenance agreements for ARI's core network, catalog data maintenance and customer support. Network operations costs increased in fiscal 1999 compared to fiscal 1998 due to increased staffing in the catalog data maintenance area from the May 13, 1999 acquisition of NDI. Network operations costs decreased significantly in fiscal 1998, compared to fiscal 1997, as we successfully negotiated reduced software maintenance contracts and completed a restructuring in the customer support area, increasing efficiency and reducing costs, while at the same time improving service levels.

Selling, general and administrative expenses increased in fiscal 1999, compared to fiscal 1998, due to additional costs absorbed in the Powercom and NDI acquisitions. These expenses decreased in fiscal 1998 compared to fiscal 1997 due to lower rent, payroll expense and management consulting fees. Selling, general and administrative expenses, as a percentage of revenue, have steadily decreased for each of the past five years.

The costs attributable to ARI's technical staff (both in-house and contracted) are allocated between software development projects that are capitalized, customization projects that are included in cost of sales and projects that are part of operating expenses. During fiscal 1999, our technical resources were focused primarily on customization projects for our customers in the recreation vehicles market that are in the process of implementing our TradeRoute(R) dealer communications system and on adjusting our various software products to bring them into year 2000 compliance. During fiscal 1998 development resources were focused primarily on the development of TradeRoute(R) and PLUS1(R). During fiscal 1997, ARI's technical resources were focused on software customization projects in the Agribusiness Industry. We expect our technical resources to continue to focus on software customization in fiscal 2000, although the mix may fluctuate quarter to quarter based on customer requirements.

Depreciation and amortization expenses increased substantially in fiscal 1999 compared to fiscal 1998 due primarily to the amortization of goodwill recognized in connection with our acquisitions. Depreciation and amortization also increased from fiscal 1997 to fiscal 1998 as TradeRoute(R) and PLUS1(R) for Windows were released and amortization expense was recognized for the first time. As a percentage of total revenue, depreciation and amortization was 30% in fiscal 1999, 27% in fiscal 1998 and 25% in fiscal 1997.

Capitalized expenses represented 65% of network construction and expansion expense in fiscal 1999, compared to 70% and 61% in fiscal 1998 and fiscal 1997, respectively. Capitalized expenses decreased from fiscal 1998 to fiscal 1999, as a percentage of network construction and expansion expense, due to labor associated with our Year 2000 compliance program which is expensed as part of operating overhead. Capitalized expenses increased from fiscal 1997 to fiscal 1998, as a percentage of network construction and expansion expense, due to the shift of technical staff to capitalized development of TradeRoute(R) and PLUS1(R) for Windows.

                                   OTHER ITEMS

Interest expense increased $187,000 in fiscal 1999, compared to fiscal 1998, as borrowing under our line of credit with WITECH increased. Interest expense decreased $98,000 in fiscal 1998, compared to fiscal 1997, due to the conversion of portions of ARI's lines of credit with shareholders into shares of ARI's stock. We expect to incur additional expense for program fees in fiscal 2000 under the Receivables Sale facility ARI entered into with RFC Capital Corporation in September 1999. See "Liquidity and Capital Resources".

Net loss increased $1,275,000 or 60% in fiscal 1999 after decreasing $1,135,000 or 35% in fiscal 1998, compared to the prior year. The increase in net loss is attributable to the increase in ARI's non-cash depreciation and amortization expense resulting from the two acquisitions completed in fiscal 1999. All other categories of expense decreased as a percentage of revenue. As we intend to continue our acquisition program, it is impossible to predict with certainty when sustainable profits will be achieved. Given the level of non-cash expenses, management expects to generate significant positive cash flow well before full profitability is achieved.


                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from ARI's financial statements.


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)


                                                                         YEAR ENDED JULY 31
                                                  -----------------------------------------------------------------
                                                                        PERCENT                            PERCENT
                                                   1999        1998     CHANGE       1998        1997      CHANGE
                                                  -------     -------              --------    --------
Net cash provided by (used in) operating
   activities before changes in working capital   $   415     $     2     n/a      $     2     $(1,553)     100%
Net cash used in investing activities              (1,815)     (1,601)    (13%)     (1,601)     (1,234)     (30%)
                                                  -------      -------             -------      -------
   Subtotal                                        (1,400)     (1,599)     12%      (1,599)     (2,787)      43%
Effect of net changes in working capital              (74)       (702)     89%        (702)       (202)    (248%)
                                                  -------     -------              -------     -------
   Net cash used in operating and investing       $(1,474)    $(2,301)     36%     $(2,301)    $(2,989)      23%
activities                                        =======     =======              =======     =======

Net cash provided by operating activities before changes in working capital increased in fiscal 1999 and fiscal 1998, compared to the prior year, due to increased revenues and tight cost controls. ARI achieved positive cash flow from operations before changes in working capital in fiscal 1998 and continued this achievement throughout fiscal 1999. Net cash used in investing activities increased in fiscal 1999 compared to fiscal 1998 due to increased costs attributable to the development of a new release of ARI's TradeRoute(R) software. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and may vary significantly from year to year.

Though management expects that positive cash flow from operations will continue, we expect to continue to incur operating losses in fiscal 2000 due to non-cash expenses. We expect to fund research and development costs with excess cash from operations and the WITECH and RFC facilities described below.

At July 31, 1999, ARI had cash of approximately $127,000 compared to approximately $194,000 at July 31, 1998.

ARI has a line of credit with WITECH that has been in place since October 4, 1993 (the "WITECH Credit Facility"). On September 30, 1999, ARI and WITECH restructured the $3.0 million outstanding under the WITECH Credit Facility to provide for (i) a $1.0 million revolving line of credit (the "WITECH Line") which expires on December 31, 2001; (ii) a $1.0 million term loan (the "WITECH Term Loan") payable in equal monthly principal installments over three years, commencing November 1, 1999; and (iii) a purchase by WITECH of shares of ARI's common stock by conversion of $1.0 million of the principal amount owed under the WITECH Credit Facility to equity at the rate of $5.125 per share. The WITECH Line bears interest at prime plus 2.0% and the WITECH Term Loan bears interest at prime plus 3.25%. In conjunction with obtaining the WITECH Credit Facility, since 1993, ARI has issued to WITECH 350 shares of its non-voting cumulative preferred stock and total warrants for the purchase of up to 280,000 shares of its common stock, including (i) warrants for the purchase of 250,000 shares at $2.125 per share and (ii) warrants for the purchase of 30,000 shares of its common stock at $5.125 per share. The exercise price under the warrants is reduced if ARI issues stock at less than the then current exercise price. WITECH also purchased 20,000 shares of non-voting cumulative preferred stock on July 15, 1997.

The only financial covenant in the WITECH Credit Facility is that ARI must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million. ARI has been, and is currently, in compliance with the financial covenant in the agreement and currently expects to comply with such covenant or obtain any required waivers or raise additional equity, if necessary.

As part of ARI's acquisition of Powercom from Briggs & Stratton Corporation ("Briggs") in September 1998, Briggs agreed to provide ARI with a working capital line of credit in the amount of $250,000 (the "Briggs Line"). ARI agreed to exhaust all available credit under the WITECH Line before borrowing any amounts under the Briggs Line. The Briggs Line bore interest at prime plus 2% and was secured by a first position lien against all accounts receivable generated from customers of Powercom that were assigned to ARI as part of the acquisition. The Briggs Line was repaid in full and cancelled on October 7, 1999.

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC will purchase 90% of eligible receivables. In connection with the Sale Agreement, ARI is required to pay a Commitment Fee of: $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three years by paying: 3.0% of the Purchase Commitment during the first year; 2.0% of the Purchase Commitment during the second year; and 1.0% of the Purchase Commitment during the third year.

Management believes that funds generated from operations and the RFC Facility will be adequate to fund the Company's operations through the remainder of fiscal 2000. In the event the Company requires additional financing during fiscal 2000 in order to meet its requirements for operations and development investments, management believes that sufficient financing will be available from the RFC Facility and the WITECH Term Loan and WITECH Line and, if necessary, from the sale of additional securities. On a long-term basis, management believes that financing of operations as well as capital expenditures, will come principally from cash generated from operations.


                                    YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of ARI's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

We have developed and are implementing a comprehensive year 2000 program to assess ARI's software and equipment and to develop and implement plans to remediate any year 2000 issues that are uncovered. This program includes six phases: Enterprise Planning, Assessment, Inventory, Compliance Development, Post-Implementation and Business Continuity Planning. Oversight of the program is the responsibility of the Vice President of Technology Operations with progress reported to the other members of ARI's executive team.

Immediately following our acquisition of Empart, Powercom and NDI (the "Acquisitions") we expanded our year 2000 program to include the products of Empart (the "Empart Products"), the products and operations of Powercom (the "Powercom Products and Operations") and the products and operations of NDI (the "NDI Products and Operations"). Powercom had operations in Colorado Springs, Colorado and NDI had operations in Williamsburg, Virginia, which were assumed by ARI as part of the acquisitions. The same phased plan has been followed for the Powercom and NDI Products and Operations, with independent timelines for each. For purposes of our year 2000 program, the Empart Products have been treated as part of the Powercom Products and Operations. None of the acquired companies had an adequate year 2000 compliance program at the time of the acquisition.

For ARI, (excluding the Empart Products, the Powercom Products and Operations and the NDI Products and Operations), the Enterprise Planning phase was completed in May 1997, the Assessment Phase was completed in August 1997, and the Inventory Phase was completed in April 1998. The Compliance Development phase is targeted for completion by December 31, 1999. This phase includes remediation of all non-compliant components and system testing of all ARI supported components.

For the Powercom Products and Operations (including the Empart Products), the Enterprise Planning phase was completed in February 1999, the Assessment Phase was completed in March 1999, and the Inventory Phase is scheduled to be completed by October 31, 1999. The Compliance Development phase is targeted for completion by December 31, 1999. This phase includes remediation of all non-compliant components and system testing of all ARI supported components.

For the NDI Products and Operations, the Enterprise Planning phase was completed in June 1999, the Assessment Phase was completed in September 1999, and the Inventory Phase is scheduled to be completed by October 31, 1999. The Compliance Development phase is targeted for completion by December 31, 1999. This phase includes remediation of all non-compliant components and system testing of all ARI supported components.

Affected software includes software used by ARI for its own internal operations and software that ARI has developed for its customers. Affected operating equipment includes ARI's computers and other office equipment and infrastructure systems such as HVAC, electric supply and telecommunications equipment and services and similar equipment and services of ARI's suppliers and customers.

ARI's overall year 2000 program (including the Empart Products and the Powercom and NDI Products and Operations) provides for plans to either sunset or bring into compliance 52 different computing platforms, 37 ARI products, and 339 vendor software products. We currently anticipate that any problems resulting from non-compliant products will be addressed through a combination of product modifications as part of planned product enhancements and migration of customers to functionally similar products that are year 2000 compliant.

Surveys have been sent to all material suppliers. Alternatives will be identified for any products or services that will not be compliant by December 31, 1999. As of the date hereof, we are not aware of any suppliers with year 2000 issues that would have a material impact on ARI's results of operations or financial condition. However, ARI has no means of ensuring that suppliers actually will be year 2000 compliant by January 1, 2000.

We are not aware of any customer with year 2000 issues that will have a material impact on ARI's results of operations or financial condition. However, ARI has no means of ensuring that customers actually will be year 2000 compliant by January 1, 2000. There is a risk that customers may become increasingly resource constrained by year 2000 issues and will, therefore, have fewer resources available for purchasing our products and services or implementing our products once purchased. This could have a material adverse effect on ARI's sales. It is also possible that some of our customers will fail to remediate their own internal year 2000 issues and that such failure will adversely affect the customer and its ability to use and/or pay for our products and services.

ARI is using both internal and external resources to reprogram or replace, test and implement the software and operating equipment for year 2000 modifications. Management estimates that the total cost of the year 2000 program will be approximately $550,000. Included in this estimate is approximately $100,000 which management has estimated will be added to our year 2000 program costs because of the NDI Products and Operations. This estimate is based upon a comparison of the systems and software operated and sold by ARI compared to the systems operated and sold by NDI. These costs are being funded with cash from operations and with the WITECH Credit Facility and the RFC Facility. As of September 30, 1999, ARI has incurred approximately $307,000 relating to all phases of the year 2000 program.

Our plans to complete the year 2000 modifications are based on our best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

                           FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K are forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of ARI's selected market segments, the positioning of ARI's products in those segments, consequences of year 2000 issues, variations in demand for and cost of customer services and technical support, customer adoption of Internet-enabled Windows(R) applications and their willingness to upgrade from earlier versions of software, ARI's ability to release new software applications and upgrades on a timely basis, ARI's ability to establish and maintain strategic alliances, ARI's ability to manage its costs, ARI's ability to manage its business in a rapidly changing environment, ARI's ability to finance capital investments, and ARI's ability to implement its acquisition strategy to increase growth.

Projected revenues and, therefore, profitability and cash flows are difficult to estimate because ARI's revenues and operating results may vary substantially from quarter to quarter. The primary cause of the variation is attributed to non-recurring revenues from software license and customization fees. License fee revenues are based on contracts signed and product delivered. Non-recurring revenues are affected by the time required to close large license fee and development agreements, which cannot be predicted with any certainty due to customer requirements and decision-making processes.

Recurring revenues are also difficult to estimate. Recurring revenues from maintenance and subscription fees may be estimated based on the number of subscribers to ARI's services but will be affected by the renewal ratio, which cannot be determined in advance. Recurring revenues from network traffic fees and transaction fees are difficult to estimate as they are determined by usage. Usage is a function of the number of subscribers and the number of transactions per subscriber. Transactions include product ordering, warranty claim processing, inventory and sales reporting, parts number updates and price updates. ARI cannot materially affect or predict the volume of transactions per customer.

Although ARI has recently introduced and plans to expand its Internet-enabled Windows portfolio of products, the marketplace is highly competitive and there can be no assurance that a customer will select ARI's software and services over that of a competitor. The environment in which ARI competes is characterized by rapid technological changes, dynamic customer demands, and frequent product enhancements and product introductions. Some of ARI's current and potential competitors have greater financial, technical, sales, marketing and advertising resources than ARI. The widespread acceptance of the Internet may increase the usage of ARI's product applications and may change the manner in which ARI charges for its services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ARI is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. ARI's only expenses subject to interest rate risk are (i) interest expense on the WITECH Line and the WITECH Term Loan and (ii) monthly program fees owed with respect to the RFC Facility. See "Liquidity and Capital Resources". The WITECH Line and Term Loan bear interest tied to prevailing market rates. The monthly program fees under the RFC Facility are also tied to prevailing market interest rates. An increase or decrease of one percent in the prime interest rate would affect ARI's net loss by approximately plus or minus $31,000, annualized, based on the outstanding balances under the WITECH and RFC Facilities at October 7, 1999. As a result, ARI believes that the market risk relating to interest rate movements is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARI's Financial Statements and related notes for the fiscal years ended July 31, 1999, 1998 and 1997 together with the report thereon of ARI's independent auditors, Ernst & Young LLP, are attached hereto as Exhibit A-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ARI

          Information regarding the directors of ARI and compliance with Section 16(a) of the Exchange Act is included in ARI's definitive 1999 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information with respect to ARI's executive officers is shown at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

          Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI's definitive 1999 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Executive Compensation" and "Election of Directors".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding beneficial ownership of ARI's common stock is included in ARI's definitive 1999 Annual Meeting Proxy Statement and is incorporated herein by reference. See "Security Ownership of Certain Beneficial Owners".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information related to Certain Relationships and Related Transactions is included in ARI's definitive 1999 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Certain Transactions".

                                     PART IV


ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(A)1.
FINANCIAL STATEMENTS

Report of independent auditors on Financial Statements and Financial Statement Schedule.

Balance sheets - July 31, 1999 and 1998.

Statements of operations for each of the three years in the period ended July 31, 1999.

Statements of shareholders' equity for each of the three years in the period ended July 31, 1999.

Statements of cash flows for each of the three years in the period ended July 31, 1999.

Notes to financial statements - July 31, 1999.

The Financial Statements are located immediately following the signature pages.

(A)2.
FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation and qualifying accounts for the years ended July 31, 1999, 1998, and 1997.

The Financial Statement Schedule is located immediately following the Financial Statements. All other schedules to which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(A)3.
EXHIBITS:

See (c) below.

(B) REPORTS ON FORM 8-K:
On May 28, 1999 ARI filed a Form 8-K (dated May 28, 1999) with respect to Item 2 of Form 8-K. On July 27, 1999 ARI filed a report on Form 8-K/A (dated July 27,
1999) with respect to Item 7 which excluded audited financial statements of NDI and related pro forma financial information.

(C)
EXHIBITS:

EXHIBIT
NUMBER
DESCRIPTION



2.1
Asset Purchase Agreement dated September 15, 1998 between ARI and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit 2.1 of ARI's current Report on Form 8-K filed September 25, 1998. ARI agrees to furnish supplementally to the Commission upon request the Schedules and Exhibits to the Asset Purchase Agreement listed on the Table of Contents of the Asset Purchase Agreement.

2.2
Registration Rights Agreement dated September 15, 1998 between the Company and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed September 25, 1998.

2.3
Agreement and Plan of Merger dated April 21, 1999 by and among the Company, Network Dynamics Incorporated, Mr. R. Gale King and Mr. K. Shae Murphy, incorporated herein by reference to Exhibit 2.1 of the Company's report on Form 8K filed May 28, 1999. The Company agrees to furnish supplementally to the Commission upon request the schedules and exhibits to the Agreement and Plan of Merger listed on the Table of Contents.

3.1
Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.

3.2
By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Reg. No. 33-43148).

4.1
The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company's consolidated assets.

10.1*
1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended January 31, 1999.

10.2*
1993 Director Stock Option Plan, as amended, incorporated herein by reference to
Exhibit 10.3 of the Company's Form 10-Q for the quarter ended January 31, 1999.

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

10.16
Amendment No. 13 to Loan Agreement dated September 14, 1998 between the Company and WITECH Corporation incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K for the fiscal year ended July 31, 1998.

10.17
Consent of WITECH Corporation, dated September 15, 1998, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended October 31, 1998.

10.18
Amendment No. 14 to Loan Agreement dated January 29, 1999, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q for the fiscal quarter ended January 31, 1999.

10.19
Consent of WITECH Corporation, dated April 19, 1999, incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1999.

10.20
Amendment No. 15 to Loan Agreement dated September 23, 1999, between the Company and WITECH Corporation.

10.21
Receivables Sales Agreement, dated September 28, 1999, between the Company and RFC Capital Corporation.

10.22
Warrant dated July 15, 1994 issued by the Company to QUAESTUS L.P., incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K for the fiscal year ended July 31, 1994.

10.23
Warrant dated July 15, 1994 issued by the Company to Richard W. Weening, incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K for the fiscal year ended July 31, 1994.

10.24*
Employment letter dated October 20, 1995 from the Company to Brian Dearing, incorporated herein by reference to Exhibit 10.35 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.25*
Form of Change of Control Agreement between the Company and each of Brian E. Dearing, Mark L. Koczela, John C. Bray, Michael E. McGurk and Frederic G. Tillman.

10.26*
Deferred Compensation Plan.

10.27*
Deferred Bonus Plan.

10.28
Preferred Stock Purchase Agreement dated July 15, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-2 (Reg. No. 333-31295) filed on July 15, 1997.

10.29
Revolving Credit Agreement dated September 15, 1998 between the Company and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K filed September 25, 1998.

10.30
Amendment 1 to Revolving Credit Agreement dated May 25, 1999 between the Company and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit
10.1 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1999.

23.1
Consent of Ernst & Young LLP.

24.1
Powers of Attorney appear on the signature page hereof.

27.1
Financial Data Schedule

*   Management Contract or Compensatory Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 26th day of October, 1999.

                                          ARI NETWORK SERVICES, INC.

                                     By:
                                          --------------------------------
                                          Brian E. Dearing
                                          Chairman, President, CEO & Acting CFO,
                                          & Acting CAO


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


         SIGNATURE                             TITLE                        DATE

                                 Chairman, President & CEO & Director                      , 1999
-----------------------------    & Acting CFO & Acting CAO                  ---------------
Brian E. Dearing                 (Principal Executive Officer)



                                 Director                                                  , 1999
-----------------------------                                               ---------------
William H. Alverson


                                 Director                                                  , 1999
-----------------------------                                               ---------------
Gordon J. Bridge


                                 Director                                                  , 1999
-----------------------------                                               ---------------
Francis Brzezinski


                                 Director                                                  , 1999
-----------------------------                                               ---------------
George D. Dalton


                                 Director                                                  , 1999
-----------------------------                                               ---------------
Eric P. Robison


                                 Director                                                  , 1999
-----------------------------                                               ---------------
Richard W. Weening

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 26th day of October, 1999.

                              ARI NETWORK SERVICES, INC.



                              By: /s/ Brian E. Dearing
                                  -----------------------------------------
                                  Brian E. Dearing,
                                  Chairman, President & CEO & Acting CFO,
                                  & Acting CAO


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


         SIGNATURE                            TITLE                                     DATE

/s/ Brian E. Dearing                 Chairman, President, CEO & Director         October 29, 1999
------------------------------       Acting CFO & Acting CAO
Brian E. Dearing                     (Principal Executive Officer)

/s/ William H. Alverson              Director                                    October 29, 1999
------------------------------
William H. Alverson

/s/ Gordon J. Bridge                 Director                                    October 29, 1999
------------------------------
Gordon J. Bridge

/s/ Francis Brzezinski               Director                                    October 29, 1999
------------------------------
Francis Brzezinski

/s/ George D. Dalton                 Director                                    October 29, 1999
------------------------------
George D. Dalton

/s/ Eric P. Robison                  Director                                    October 29, 1999
------------------------------
Eric P. Robison

/s/ Richard W. Weening               Director                                    October 29, 1999
------------------------------
Richard W. Weening

                Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Milwaukee, Wisconsin
September 24, 1999, except for Notes 3 and 10, as to which the date is September 30, 1999 and September 28, 1999, respectively

                           ARI Network Services, Inc.

                                 Balance Sheets
                  (Dollars in Thousands, Except Per Share Data)


                                                                       JULY 31
                                                                    1999      1998
                                                                   -----------------
ASSETS (Note 3)
Current assets:
   Cash                                                            $   127   $   194
   Trade receivables, less allowance for doubtful accounts of
     $278 in 1999 and $185 in 1998                                   3,175     2,643
   Prepaid expenses and other                                          126       118
                                                                   -----------------
Total current assets                                                 3,428     2,955


Equipment and leasehold improvements:
   Network system hardware                                           4,246     3,778
   Leasehold improvements                                              239       239
   Furniture and equipment                                             513       485
                                                                   -----------------
                                                                     4,998     4,502
   Less accumulated depreciation and amortization                    4,574     4,107
                                                                   -----------------
Net equipment and leasehold improvements                               424       395



Goodwill, less accumulated amortization of $980 in
   1999 and $171 in 1998                                             7,742       336



Network system:
   Network platform                                                 11,467    11,467
   Industry-specific applications                                   22,155    19,906
                                                                   -----------------
                                                                    33,622    31,373
   Less accumulated amortization                                    24,778    22,251
                                                                   -----------------
                                                                     8,844     9,122
                                                                   -----------------
                                                                   $20,438   $12,808
                                                                   =================


                                                                          JULY 31
                                                                    1999              1998
                                                                 ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit payable to shareholder                         $      246         $      -
   Current portion of notes payable                                     385               28
   Accounts payable                                                   1,204              581
   Unearned income                                                    3,307              776
   Accrued payroll and related liabilities                            1,091              620
   Other accrued liabilities                                            589              158
   Current portion of capital lease obligations                          82               30
                                                                 ---------------------------
Total current liabilities                                             6,904            2,193

Line of credit payable to shareholder                                 2,754            1,620
Notes payable                                                           734                -
Unearned income                                                         267                -
Capital lease obligations                                                23               33

Commitments (Note 4)

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per
     share, 1,000,000 shares authorized; 20,350 and
     20,000 shares issued and outstanding in 1999 and
     1998, respectively
                                                                          -                -
   Common stock, par value $.001 per share, 25,000,000
     shares authorized; 5,097,432 and 4,247,460 shares
     issued and outstanding in 1999 and 1998, respectively                5                4
   Common stock to be issued                                          2,406                -
   Additional paid-in capital                                        86,830           85,028
   Accumulated deficit                                              (79,485)         (76,070)
                                                                 ---------------------------
Total shareholders' equity                                            9,756            8,962
                                                                 ---------------------------
                                                                 $   20,438         $ 12,808
                                                                 ===========================

See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of Operations
                  (Dollars in Thousands, Except Per Share Data)


                                                             YEAR ENDED JULY 31
                                                    1999              1998              1997
                                                ------------------------------------------------
Net revenues:
   Network and other services                   $    8,616         $   5,811            $  5,235
   Software                                          2,822             1,431                 888
   Development                                       1,450               722                 790
                                                ------------------------------------------------
                                                    12,888             7,964               6,913
Operating expenses:
   Variable cost of products and services
     sold (exclusive of depreciation and
     amortization shown separately below):
       Network and other services                    1,431             1,327               1,035
       Software                                        486               212                 168
       Development                                   1,234               407                 484
                                                ------------------------------------------------
                                                     3,151             1,946               1,687
   Depreciation and amortization                     3,830             2,142               1,722
   Network operations                                1,017               708               1,004
   Selling, general and administrative               6,995             4,586               4,819
   Network construction and expansion                2,786             2,198               1,897
                                                ------------------------------------------------
                                                    17,779            11,580              11,129
   Less capitalized portion                         (1,802)           (1,546)             (1,155)
                                                ------------------------------------------------
Total operating expenses                            15,977            10,034               9,974
                                                ------------------------------------------------

Operating loss                                      (3,089)           (2,070)             (3,061)
Other income (expense):
   Interest expense                                   (312)             (125)               (223)
   Other, net                                          (14)               55                   9
                                                ------------------------------------------------
                                                      (326)              (70)               (214)
                                                ------------------------------------------------
   Net loss                                     $   (3,415)        $  (2,140)           $ (3,275)
                                                ================================================

   Net loss per share                           $     (.67)        $    (.52)           $   (.91)
                                                ================================================

See accompanying notes.

                           ARI Network Services, Inc.

                       Statements of Shareholders' Equity
                             (Dollars in Thousands)

                                          Number of Shares Issued    Common Stock to be
                                              and Outstanding              Issued          Par Value
                                         --------------------------------------------- -----------------  Additional
                                          Preferred       Common    Number of          Preferred  Common   Paid-in   Accumulated
                                          Stock           Stock     Shares     Amount    Stock     Stock   Capital     Deficit
                                         --------------------------------------------- ------------------------------------------
Balance July 31, 1996                            -       3,234,277        -    $     -      $ -       $3    $76,834      $(70,655)
   Issuance of common stock (net of
     offering costs of $11)                      -         316,176        -          -        -        1      2,785             -
   Issuance of common stock in
     connection with acquisition
     of cd\*. IMG, Inc.                          -          29,412        -          -        -        -        250             -
   Issuance of common stock as
     payment of line of credit                   -         111,111        -          -        -        -      1,000             -
   Issuance of common stock
     under stock purchase plan                   -             778        -          -        -        -          4             -
   Issuance of preferred stock              20,000               -        -          -        -        -      2,000             -
   Net loss                                      -               -        -          -        -        -          -        (3,275)
                                         -----------------------------------------------------------------------------------------
Balance July 31, 1997                       20,000       3,691,754        -          -        -        4     82,873       (73,930)
   Issuance of common stock (net of
     offering costs of $54)                      -         387,500        -          -        -        -      1,496             -
   Issuance of common stock in
     connection with acquisition
     of Empart Technologies, Inc.                -         163,523        -          -        -        -        654             -
   Issuance of common stock under
     stock purchase plan                         -           4,683        -          -        -        -          5             -
   Net loss                                      -               -        -          -        -        -          -        (2,140)
                                         -----------------------------------------------------------------------------------------
Balance July 31, 1998                       20,000       4,247,460        -          -        -        4     85,028       (76,070)
   Issuance of preferred stock                 350               -        -          -        -        -          -             -
   Issuance of common stock in
     connection with acquisitions                -         840,000  550,019      2,406        -        1      1,784             -
   Issuance of common stock under
     stock purchase plan and
     from exercise of stock options              -           9,972        -          -        -        -         18             -
   Net loss                                      -               -        -          -        -        -          -        (3,415)
                                         -----------------------------------------------------------------------------------------
Balance July 31, 1999                       20,350       5,097,432  550,019    $ 2,406      $ -       $5    $86,830      $(79,485)
                                         =========================================================================================

See accompanying notes.

   Common Stock to be
         Issued                       Par Value
-----------------------------------------------------         Additional
    Number of                  Preferred       Common          Paid-in     Accumulated
    Shares         Amount        Stock          Stock          Capital       Deficit
--------------------------------------------------------------------------------------
        -       $       -         $ -             $3           $76,834        $(70,655)
        -               -           -              1             2,785               -

        -               -           -              -               250               -
        -               -           -              -             1,000               -
        -               -           -              -                 4               -
        -               -           -              -             2,000               -
        -               -           -              -                 -          (3,275)
--------------------------------------------------------------------------------------
        -               -           -              4            82,873         (73,930)
        -               -           -              -             1,496               -

        -               -           -              -               654               -
        -               -           -              -                 5               -
        -               -           -              -                 -          (2,140)
--------------------------------------------------------------------------------------
        -               -           -              4            85,028         (76,070)
        -               -           -              -                 -               -
  550,019           2,406           -              1             1,784               -
        -               -           -              -                18               -
        -               -           -              -                 -          (3,415)
======================================================================================
  550,019       $   2,406         $ -             $5           $86,830        $(79,485)
======================================================================================



See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of Cash Flows
                                 (In Thousands)

                                                                     YEAR ENDED JULY 31
                                                             1999            1998              1997
                                                         --------------------------------------------
OPERATING ACTIVITIES
Net loss                                                 $  (3,415)       $  (2,140)        $  (3,275)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization of network platform                          695              695               690
     Amortization of industry-specific applications          1,832            1,121               772
     Amortization of goodwill                                  809              100                71
     Depreciation and other amortization                       494              226               189
     Net change in receivables, prepaid expenses
       and other                                               431             (714)             (183)
     Net change in accounts payable, unearned
       income and accrued liabilities                         (505)              12               (19)
                                                         --------------------------------------------
Net cash provided by (used in) operating
     activities                                                341             (700)           (1,755)

INVESTING ACTIVITIES
Purchase of equipment and leasehold
     improvements                                              (56)             (55)              (79)
Cash received in acquisitions                                   43                -                 -
Industry-specific applications costs capitalized            (1,802)          (1,546)           (1,155)
                                                         --------------------------------------------
Net cash used in investing activities                       (1,815)          (1,601)           (1,234)

FINANCING ACTIVITIES
Borrowings (repayments) under line of credit                 1,380            1,120            (2,000)
Borrowings under notes payable                                  80                -                 -
Payments of capital lease obligations and notes
    payable                                                    (71)            (190)             (109)
Proceeds from issuance of preferred stock                        -                -             2,000
Proceeds from issuance of common stock                          18            1,501             2,790
                                                         --------------------------------------------
Net cash provided by financing activities                    1,407            2,431             2,681
                                                         --------------------------------------------
Net increase (decrease) in cash                                (67)             130              (308)
Cash at beginning of year                                      194               64               372
                                                         --------------------------------------------
Cash at end of year                                      $     127        $     194         $      64
                                                         ============================================
Cash paid for interest                                   $     310        $     129         $     214
                                                         ============================================
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for -
   Network system hardware                               $       -        $      55         $      28
Issuance of common stock for acquisitions                    4,191              654               250
Issuance of common stock as payment of
   line of credit                                                -                -             1,000


See accompanying notes.

                           ARI Network Services, Inc.

                          Notes to Financial Statements

                                  July 31, 1999


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

ARI Network Services, Inc. (the Company) operates in one business segment and provides business-to-business e-commerce services to manufacturers in selected industries with shared service networks and distribution channels. The Company's e-commerce services use telecommunications technology and software to help customers conduct business electronically, computer-to-computer, with minimal changes to their internal business systems. The Company focuses on the U.S., Canadian, European and Australian manufactured equipment industry as well as certain non-equipment industries, including the U.S. and Canadian agribusiness industry, the U.S. and Canadian freight transportation industry, and the U.S. non-daily newspaper publishing industry. The company provides both electronic catalog and transaction processing software and services, enabling dealers and distributors in a shared distribution and service network to electronically look up parts, service bulletins and other technical information, and to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries with the manufacturers. The Company's customers are located primarily in the United States and Canada.

REVENUE RECOGNITION

Revenue for use of the network and for information services is recognized in the period such services are utilized.

The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Arrangements that include software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

Revenue from annual or periodic maintenance fees is recognized over the period the maintenance is provided. Revenue from catalog subscriptions is recognized over the subscription term.

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

The annual amortization of the platform and the industry-specific software applications is the greater of the amount computed using (a) the ratio that current gross revenues for the network or an industry-specific product bear to the total of current and anticipated future gross revenues for the network or an industry-specific product or (b) the straight-line method over the estimated economic life of the product (20 years - platform, 3 years - industry-specific software applications). Amortization starts when the product is available for general release to customers.

All other network construction and expansion expenditures are charged to expense in the period incurred.

GOODWILL

Goodwill, representing the excess of cost over net assets of businesses acquired, is stated at cost and is amortized on a straight-line basis over five years.

IMPAIRMENT OF LONG-LIVED ASSETS

Equipment and leasehold improvements, network system costs and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 1999 and 1998, and determined that there was no significant impact on the Company's results of operations.

CAPITALIZED INTEREST COSTS

In 1999, 1998 and 1997, interest costs of $109,000, $40,000 and $35,000, respectively, were capitalized and included in the network system.

NET LOSS PER SHARE

The basic and dilutive weighted-average shares used in the earnings per share calculation are 5,061,000, 4,119,000 and 3,611,000, respectively, in 1999, 1998 and 1997. Dilutive earnings per share is not shown as the impact is antidilutive.

SHAREHOLDERS' EQUITY

On November 19, 1997, the Board of Directors of the Company declared a one-for-four reverse stock split on the Company's common stock, to shareholders of record on November 19, 1997. Shareholders' equity, share and per share data appearing in the financial statements and notes thereto have been adjusted for the reverse stock split.

RECLASSIFICATIONS

Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

ACCOUNTING PRONOUNCEMENTS

Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Net loss for 1999, 1998 and 1997 is the same as comprehensive income defined pursuant to SFAS No. 130.

The Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," effective for transactions entered into beginning August 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's 1999 financial statements.

                           ARI Network Services, Inc.

2. ACQUISITIONS

In September 1998, the Company acquired certain assets used in the operation of Briggs & Stratton Corporation's Powercom-2000 business (Powercom). Aggregate consideration for the acquisition consisted of 840,000 shares of the Company's common stock and the assumption of certain liabilities totaling $2,291,000.

In May 1999, the Company acquired the assets of Network Dynamics, Inc. (NDI). Aggregate consideration for the acquisition consisted of 550,019 shares of the Company's common stock, which were issued in September 1999, and the assumption of certain liabilities totaling $3,623,000.

The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The financial statements include the operating results of the acquisitions from their respective dates of acquisition. The excess of the purchase price over the fair value of net assets acquired of $2,782,000 for Powercom and $5,433,000 for NDI have been recorded as goodwill.

The following unaudited pro forma results of operations for the years ended July 31, 1999 and 1998 assume that the acquisitions had occurred on August 1, 1997 (in thousands, except per share data):

                                                 1999            1998
                                                -----------------------
Net revenues                                    $15,482         $12,414
Net loss                                         (4,533)         (5,191)
Basic and diluted net loss per share              (0.81)          (0.94)

The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on August 1, 1997, nor are they necessarily indicative of future operating results.

                           ARI Network Services, Inc.

3. LINE OF CREDIT AND NOTES PAYABLE

In December 1994, the Company entered into a $1,500,000 revolving line of credit agreement with two shareholders. In December 1996, the Company issued 111,111 shares of common stock as payment of $1,000,000 of the revolving line of credit. The remaining balance under the revolving line of credit was repaid and the line of credit was terminated.

The Company had a $3,000,000 revolving line of credit agreement with a shareholder that was to expire on December 31, 2001. On September 30, 1999, the Company and the shareholder restructured and amended the line of credit agreement in order to reduce the line of credit from $3,000,000 to $1,000,000, establish a $1,000,000 term loan payable and convert $1,000,000 of the line of credit into 195,122 shares of common stock. The term loan is payable in equal monthly installments over three years commencing November 1, 1999 and bears interest at prime plus 3.25%. The line of credit expires December 31, 2001. The Company is required to pay a fee of .025% per month on the unused portion of the line of credit. Borrowings under the line of credit bear interest at prime plus 2%. In connection with this amendment, the Company paid $12,500 in financing fees and issued a warrant to purchase 30,000 shares of the Company's common stock at $5.125 per share. The long-term portion of the $3,000,000 line of credit balance outstanding at July 31, 1999 includes $1,000,000 which was converted to common stock on September 30, 1999, $1,000,000 line of credit that the Company intends to have outstanding for an uninterrupted period extending beyond one year from the balance sheet date and $754,000 of the term note. The entire agreement is secured by substantially all assets of the Company other than accounts receivable sold under the receivables sales agreement described in
Note 10. The agreement contains various restrictive covenants including maintenance of a minimum level of net worth and restrictions on additional indebtedness.

In connection with the origination of the line of credit agreement and various extensions of the agreement through July 31, 1999, the Company has issued the shareholder 350 shares of its Series A Preferred Stock and total warrants for the purchase of up to 250,000 shares of its common stock at $2.125 per share. These warrants lapse on either September 30, 2000 or December 31, 2001, as to any shares of common stock not issued.

                           ARI Network Services, Inc.

3. LINE OF CREDIT AND NOTES PAYABLE (CONTINUED)

Notes payable consist of the following at July 31 (in thousands):

                                                          1999           1998
                                                        ----------------------
Term loan                                               $   360           $  -
Note payable to bank                                        602              -
Note  payable to Briggs & Stratton Corporation               80              -
Other                                                        77             28
                                                        ----------------------
                                                          1,119             28
Less current maturities                                     385             28
                                                        ----------------------
                                                        $   734           $  -
                                                        ======================

The term loan requires monthly principal and interest payments of approximately $8,000 through June 2008. The note payable to bank bears interest at 9.75% which is payable monthly through December 1999; thereafter monthly principal payments of $25,000 plus interest are due through January 2002. The note payable to Briggs & Stratton Corporation is due in October 1999 and bears interest at prime plus 2% payable monthly.

Future maturities of notes payable as of July 31, 1999 are as follows (in thousands):

                 Fiscal year ending
                 ------------------
                       2000                 $   385
                       2001                     423
                       2002                     234
                       2003                      77
                                            -------
                                            $ 1,119
                                            =======

4. CAPITAL AND OPERATING LEASES AND RELATED-PARTY TRANSACTIONS

The Company leases office space under operating lease arrangements expiring in 2001 through 2004. The Company is generally liable for its share of increases in the landlord's direct operating expenses and real estate taxes up to 5% of the previous year's rent. Total rental expense for the operating leases was $400,000 in 1999, $487,000 in 1998 and $645,000 in 1997.

                           ARI Network Services, Inc.

4. CAPITAL AND OPERATING LEASES AND RELATED-PARTY TRANSACTIONS (CONTINUED)

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

Fiscal year ending                                     Capital Leases     Operating Lease
------------------                                   ------------------------------------
2000                                                         $105            $   677
2001                                                           21                490
2002                                                           14                435
2003                                                            2                 13
                                                     ------------------------------------
Total minimum lease payments                                  142            $ 1,615
                                                                          ===============
Amounts representing interest                                  37
                                                     ---------------
Present value of minimum capital lease payments               105
Less amounts payable in one year                               82
                                                     ---------------
                                                             $ 23
                                                     ===============

The Company and Quaestus Limited Partnership (Quaestus), a shareholder, had an agreement dated September 30, 1993, which was terminated October 31, 1997, whereby Quaestus assisted the Company with investor relations, executive recruiting, business and strategic planning and corporate finance matters. During fiscal 1998 and 1997, the Company expensed $36,000 and $176,000, respectively.

Quaestus has been issued a warrant to purchase 62,500 shares of common stock at $17 per share exercisable through December 1999.

5. SHAREHOLDERS' EQUITY

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

                           ARI Network Services, Inc.

5. SHAREHOLDERS' EQUITY (CONTINUED)

In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock. Accumulated dividends in arrears at July 31, 1999 are $447,000.

6. STOCK PLANS

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

                           ARI Network Services, Inc.

6. STOCK PLANS (CONTINUED)

Changes in option shares under the Stock Option Plan are as follows:

                                                                      1999           1998           1997
                                                                     -------------------------------------
Options outstanding at beginning of year                             528,715        350,685        261,214
Granted:
   1999--$1.75 to $8.38 per share                                    213,175              -              -
   1998--$2.25 to $4.62 per share                                          -        229,499              -
   1997--$7.00 to $12.00 per share                                         -              -        185,875
Exercised:
   1999--$2.13 to $2.25 per share                                       (784)             -              -
Canceled or expired                                                  (65,257)       (51,469)       (96,404)
                                                                     -------------------------------------
Options outstanding at end of year                                   675,849        528,715        350,685
                                                                     =====================================

Options exercisable at July 31                                       429,763        318,282        180,282
                                                                     =====================================

Options available for grant at July 31                               132,717        280,635        108,665
                                                                     =====================================

The Company's 1992 Employee Stock Purchase Plan (Stock Purchase Plan) has 62,500 shares of common stock reserved for issuance and 18,706 shares have been issued through July 31, 1999. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions.

The Company's 1993 Director Stock Option Plan (Director Plan) has 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan are granted at the fair market value of the stock on the date immediately preceding the date of grant. Each option granted under the Director Plan is exercisable

                           ARI Network Services, Inc.

6. STOCK PLANS (CONTINUED)

one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

                                                    1999          1998           1997
                                                  -------------------------------------
Options outstanding at beginning of year           35,433         28,500         22,950
Granted:
   1999--$2.13 to $4.13 per share                  14,446              -              -
   1998--$1.78 to $2.50 per share                       -         15,208              -
   1997--$6.88 per share                                -              -          5,550
Expired                                                 -         (8,275)             -
                                                  -------------------------------------
Options outstanding at end of year                 49,879         35,433         28,500
                                                  =====================================
Options exercisable at July 31                     35,433         25,229         23,325
                                                  =====================================
Options available for grant at July 31            100,121        114,567         46,500
                                                  =====================================

Certain nonemployee directors have been granted stock options aggregating 52,500 shares of common stock at $4 to $17 per share.

The Company reports stock-based compensation expense under the intrinsic value-based method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma effect of applying the fair value-based method under SFAS No. 123, "Accounting for Stock-Based Compensation," to the Company's stock options granted during the years ended July 31, 1999 and 1998 would not result in net loss and net loss per share materially different from the amounts reported.

                           ARI Network Services, Inc.

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31 are as follows (in thousands):

                                                          1999             1998
                                                        -------------------------
Deferred tax assets:
   Net operating loss carryforwards                      $31,336         $ 31,598
   Other                                                     433              503
                                                        -------------------------
Total deferred tax assets                                 31,769           32,101
Valuation allowance for deferred tax assets              (28,302)         (28,525)
                                                        -------------------------
Net deferred tax asset                                     3,467            3,576
Deferred tax liabilities -
   Network system                                          3,467            3,576
                                                        =========================
Net deferred taxes                                       $     -         $      -
                                                        =========================

As of July 31, 1999, the Company has unused net operating loss carryforwards for income tax purposes of $33,523,000 expiring in 2007 through 2018.

In addition, the Company has unused net operating loss carryforwards for income tax purposes of $12,759,000 expiring between 2000 and 2002, of which not more than $444,000 annually can be utilized to offset taxable income. Also, the Company has unused net operating loss carryforwards for income tax purposes of $33,656,000 expiring between 2003 and 2007, of which not more than $3,655,000 annually can be utilized to offset taxable income. Use of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code because of changes in ownership in 1987 and 1992.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to net loss is as follows (in thousands):

                                             1999           1998            1997
                                           --------------------------------------
Computed income taxes at 34%               $(1,161)        $(728)         $(1,114)
Other                                            7             7                7
Net operating loss carryforward              1,154           721            1,107
                                           ======================================
Income tax expense                         $     -         $   -          $     -
                                           ======================================

                           ARI Network Services, Inc.

8. EMPLOYEE BENEFIT PLAN

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 15%, up to a maximum of $10,000 in calendar 1999 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company has not made any contribution to the 401(k) Plan since its inception.

9. MAJOR CUSTOMERS

During fiscal 1999, sales to any one customer did not exceed 10% of net revenues. Sales to one customer were 12% of net revenues during each of fiscal 1998 and 1997. Accounts receivable from this customer was approximately $176,000 at July 31, 1998. Sales to one other customer were 11% and 10% of net revenues during fiscal 1998 and 1997, respectively. Accounts receivable from this customer was approximately $290,000 at July 31, 1998.

10. SUBSEQUENT EVENT

On September 28, 1999, the Company entered into a Receivables Sales Agreement (Sale Agreement) establishing a $3,000,000 working capital facility. The three year Sale Agreement allows the creditor to purchase up to $3,000,000 of the Company's eligible accounts receivable, which may be increased in increments of $1,000,000 upon mutual agreement and a payment by the Company of $10,000 upon each increase. The Company will receive 90% of each increment purchased under the Sale Agreement. In connection with the Sale Agreement, the Company is required to pay a commitment fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000 and $15,000 on September 28, 2001. In addition, the Company is obligated to pay a fee equal to the greater of prime plus 2% of the purchased but uncollected receivables or $3,000 per month. The Company may terminate the Sale Agreement prior to September 28, 2002 by paying 3% of the purchase commitment during the first year, 2% of the purchase commitment during the second year and 1% of the purchase commitment during the third year.

                                                                     Schedule II



                           ARI NETWORK SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended July 31, 1999, 1998 and 1997
                             (Dollars in Thousands)



                                                BALANCE AT            ADDITIONS
                                                BEGINNING            CHARGED TO                                BALANCE AT
                DESCRIPTION                      OF YEAR               EXPENSE              DEDUCTIONS        END OF YEAR
-----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts-
 accounts receivable:

  1999                                            $   185             $   307               $   214 (A)         $  278
                                                  =======             =======               =======             ======

  1998                                            $   132             $    95               $    42 (A)         $  185
                                                  =======             =======               =======             ======

  1997                                            $    83             $   100               $    51 (A)         $  132
                                                  =======             =======               =======             ======





(A) Uncollectible accounts written off, net of recoveries.