Form 10-Q
period 1999-10-31
ARI NETWORK SERVICES INC /WI
filed 1999-12-15
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                              -----------------------  ------------------------

Commission file number 000-19608

                           ARI Network Services, Inc.

             (Exact name of registrant as specified in its charter.)


           WISCONSIN                                      39-1388360
------------------------------                  --------------------------------
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

        YES     X                               NO
            --------                               --------

As of December 10, 1999, there were 5,842,569 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED October 31, 1999

                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                            Page
   Item 1  Financial statements

             Condensed balance sheets - October 31, 1999 and July 31, 1999    3

             Condensed statements of operations for the three months ended
             October 31, 1999 and 1998.                                       4

             Condensed statements of cash flows for the three months ended
             October 31, 1999 and 1998.                                       5

             Notes to unaudited condensed financial statements.               6

   Item 2  Management's discussion and analysis of financial condition and
           results of operations.                                             7

PART II - OTHER INFORMATION


   Item 2    Changes in securities and use of proceeds                       13

   Item 6    Exhibits and reports on Form 8 K                                13

Signatures                                                                   14

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                   OCTOBER 31         JULY 31
                                                                                     1999              1999
                                    ASSETS                                       (UNAUDITED)         (AUDITED)
                                                                                --------------------------------
Current Assets:
    Cash and cash equivalents                                                     $       652       $       127
    Trade receivables, less allowance for doubtful accounts of $285
      at October 31, 1999 and  $278 at July 31, 1999                                    1,694             3,175
    Prepaid expenses                                                                      118               126
                                                                                --------------    --------------
Total Current Assets                                                                    2,464             3,428

Equipment & leasehold improvements:
    Network system hardware                                                             4,252             4,246
    Leasehold improvements                                                                239               239
    Furniture and equipment                                                               513               513
                                                                                --------------    --------------
    Less accumulated depreciation and amortization                                      5,004             4,998
                                                                                        4,681             4,574
                                                                                --------------    --------------
Net equipment and leasehold improvements                                                  323               424

Goodwill and other intangibles                                                          3,289             3,289
    Less accumulated amortization                                                         918               755
                                                                                --------------    --------------
Net goodwill and other intangibles                                                      2,371             2,534

Network system:
    Network platform                                                                   11,467            11,467
    Industry-specific applications                                                     27,971            27,588
                                                                                --------------    --------------
                                                                                       39,438            39,055
    Less accumulated amortization                                                      25,942            25,003
                                                                                --------------    --------------
Net network system                                                                     13,496            14,052
                                                                                --------------    --------------
                                 TOTAL ASSETS                                     $    18,654       $    20,438
                                                                                ==============    ==============


                        LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Line of credit payable to shareholder                                         $       246       $       246
    Current portion of notes payable                                                      385               385
    Accounts payable                                                                    1,431             1,204
    Unearned income                                                                     2,794             3,307
    Other accrued liabilities                                                           1,755             1,680
    Current portion of capital lease obligations                                           50                82
                                                                                --------------    --------------
Total Current Liabilities                                                               6,661             6,904

Line of credit payable to shareholder                                                   1,552             2,754
Notes payable                                                                             724               734
Unearned income                                                                           267               267
Capital lease obligations                                                                  22                23

Shareholders' equity:
    Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued
      and outstanding at both October 31, 1999 and July 31, 1999                            0                 0
    Common stock, par value $.001 per share, 25,000,000 shares authorized; 5,842,569 and 5,097,432 shares issued and
      outstanding at October 31, 1999 and July 31, 1999, respectively                       6                 5
    Common stock to be issued                                                               -             2,406
    Additional paid-in-capital                                                         90,235            86,830
    Accumulated deficit                                                              (80,813)          (79,485)
                                                                                --------------    --------------
Total Shareholders' Equity                                                              9,428             9,756
                                                                                --------------    --------------

                   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                       $    18,654       $    20,438
                                                                                ==============    ==============


See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             OCTOBER 31
                                                                                      1999                1998
                                                                                   -----------         -----------
Net revenues:
    Network and other services                                                      $   2,615           $   2,076
    Software                                                                              427                 284
    Development                                                                           343                 190
                                                                                   -----------         -----------
                                                                                        3,385               2,550

Operating expenses:
    Variable cost of products and services sold (exclusive of depreciation and amortization shown separately below):
        Network and other services                                                        352                 382
        Software                                                                          157                  85
        Development                                                                       330                 138
                                                                                   -----------         -----------
                                                                                          839                 605
    Depreciation and amortization                                                       1,199                 763
    Network operations                                                                    484                 184
    Selling, general and administrative                                                 1,805               1,626
    Network construction and expansion                                                    656                 801
                                                                                   -----------         -----------
Operating expenses before amounts capitalized                                           4,983               3,979
    Less capitalized portion                                                            (372)               (582)
                                                                                   -----------         -----------
Net operating expenses                                                                  4,611               3,397
                                                                                   -----------         -----------

Operating loss                                                                        (1,226)               (847)
Other income (expense):
    Interest expense                                                                     (98)                (62)
    Other, net                                                                            (4)                   -
                                                                                   -----------         -----------
Total other income (expense)                                                            (102)                (62)
                                                                                   -----------         -----------
Net loss                                                                            $ (1,328)           $   (909)
                                                                                   ===========         ===========

Average common shares outstanding                                                       5,712               4,667

Basic and diluted net loss per share                                                $  (0.23)           $  (0.19)
                                                                                   ===========         ===========


See notes to unaudited condensed financial statements.

* In accordance with FASB 86, includes a portion of network and product development expense and other operating expenses directly related to the development process.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                      OCTOBER 31
                                                                            1999                     1998
                                                                        --------------          ----------------
OPERATING ACTIVITIES
Net loss                                                                    $ (1,328)                $   (909)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of network platform                                            174                      174
      Amortization of industry specific applications                              755                      406
      Amortization of intangibles                                                 163                       94
      Depreciation and other amortization                                         107                       89
      Net change in receivables, prepaid expenses and other                     1,489                      201
      Net change in accounts payable, unearned income and
        accrued liabilities                                                     (211)                        2
                                                                        --------------          ----------------
Net cash provided by operating activities                                       1,149                       57

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                                  (6)                      (9)
Industry specific application costs capitalized                                 (373)                    (582)
Other (cash received in acquisition)                                              (0)                    (117)
                                                                        --------------          ----------------
Net cash used in investing activities                                           (379)                    (708)

FINANCING ACTIVITIES
Borrowings (repayments) under line of credit                                    (202)                      660
Borrowings (repayments) under notes payable                                      (10)                        -
Payments of capital lease obligations                                            (33)                      (7)
                                                                        --------------          ----------------
Net cash provided by (used in) financing activities                             (245)                      653
                                                                        --------------          ----------------
Net increase in cash                                                              525                        2
Cash at beginning of year                                                         127                      194
                                                                        --------------          ----------------
Cash at end of year                                                         $     652                $     196
                                                                        ==============          ================

Cash paid for interest                                                      $      98                $      62
                                                                        ==============          ================

NONCASH INVESTING AND FINANCING ACTIVITIES


Issuance of common stock for acquisitions                                           -                    1,785
Conversion of line of credit into common stock                                  1,000                        -




See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 1999

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

2.       BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the par value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at par plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $510,016 at October 31, 1999.

4.         ACQUISITIONS

On September 15, 1998, the Company acquired certain assets used in the operation of Briggs & Stratton Corporation's Powercom 2000 division ("Powercom") business through the issuance of 840,000 shares of its common stock at $2.125 per share and the assumption of certain liabilities of the Powercom business. The acquisition has been accounted for under the purchase method; accordingly, its results are included in the financial statements of the Company from the date of acquisition.

On May 13, 1999, the Company acquired all of the issued and outstanding common stock of Network Dynamics Incorporated ("NDI") in consideration for 550,019 shares of the Company's common stock, which were issued in September, 1999, and the assumption of certain liabilities totaling $3,623,000. The purchase price allocation for NDI made in the July 31, 1999 financial statements was preliminary and the final purchase price allocation has now been made, for which $5,433,000 has been allocated to industry-specific applications with an amortization period of five years.


The following unaudited pro forma results of operations for the three months ended October 31, 1998 assume the acquisition of the Powercom and NDI businesses occurred at the beginning of that period:


                                            PRO FORMA RESULTS
                                            (IN THOUSANDS)
                                           THREE MONTHS ENDED
                                            OCTOBER 31, 1998
                 Net revenues                 $  3,595
                 Net loss                       (1,228)
                 Net loss per share              (0.22)





This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

ITEM 2:          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue for the quarter ended October 31, 1999 increased $835,000 or 33% compared to the same period last year, representing the Company's fifteenth consecutive quarter of year-over-year revenue improvement. Most of the improvement was attributable to the NDI and Powercom acquisitions. Management expects total revenue for the full fiscal 2000 year to increase by between 30% and 40% from fiscal 1999. Due primarily to non-cash amortization expenses relating to the Powercom and NDI acquisitions, net loss for the first quarter increased from $909,000 in fiscal 1999 to $1,328,000 in fiscal 2000. Management believes that, due to amortization of goodwill and other intangibles from its acquisitions, full profitability will not be achieved until fiscal 2001. Should the Company complete additional acquisitions, non-cash amortization of intangibles could further delay full profitability. See "Forward Looking Statements."


                                    REVENUES

The Company provides business-to-business electronic commerce solutions to manufacturers in selected industries with shared service networks and distribution channels. The Company focuses our sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the "Equipment Industry"). The Equipment Industry is made up of separate sub-markets in which the manufacturers share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others.

The Company also has a legacy business that provides a variety of electronic commerce services to non-Equipment industries. The non-Equipment industries generate positive cash flows for the Company but have not shown significant growth over the past three years and are not expected to do so in the future. Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the Equipment and non-Equipment markets. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing over 62% of total first quarter 2000 revenue. Management expects this percentage to continue to increase over time.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.

                                 REVENUE BY INDUSTRY SECTOR
                                        (IN THOUSANDS)


                                                  THREE MONTHS ENDED
                                                       OCTOBER 31          PERCENT
          INDUSTRY SECTOR:                        1999           1998       CHANGE
                                              -------------   ------------
          Equipment Industry
             Recurring                             $ 1,459         $  464       214%
             Non-recurring                             651            565        15%
                                              -------------   ------------
             Subtotal                                2,110          1,029       105%

          Other Revenues
             Recurring                               1,142          1,242        (8%)
             Non-recurring                             133            279       (52%)
                                              -------------   ------------
             Subtotal                                1,275          1,521       (16%)


          Total Revenue
             Recurring                               2,601          1,706        52%
             Non-recurring                             784            844        (7%)
                                             --------------    -----------
             Grand Total                           $ 3,385        $ 2,550        33%
                                              =============   ============

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Quarterly recurring revenue as a percentage of total revenue increased from 67% to 77% from October 31, 1998 to October 31, 1999 primarily due to the revenue mix assumed by the Company in the NDI acquisition. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. The increase in total recurring revenues for the three month period ended October 31, 1999 compared to the same period last year was primarily due to increases in Equipment Industry revenues driven by the Powercom and NDI acquisitions.

Non-recurring revenues are derived from initial software license fees and professional services fees. In the Equipment Industry, non-recurring revenues increased by 15% while total non-recurring revenues decreased by 7% for the three month period ended October 31, 1999, compared to the same period last year, due to a decline in new sales in the Company's non-Equipment Industry business. The increase in non-recurring revenues in Equipment was insufficient to offset the decline in non-Equipment revenues because new sales were adversely affected by late delivery of TradeRoute(TM). Management believes that TradeRoute(TM) will be delivered by the end of the second quarter, which should allow new sales to again increase in the second half of the year.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others. Management's strategy is to expand the Company's electronic parts catalog software and services and dealer communication business with manufacturers and distributors and their dealers in the existing vertical markets and to expand to other similar markets in the future. Revenues from all of the Company's acquisitions are included in the Equipment Industry revenues. Recurring revenues in the Equipment Industry increased for the period ended October 31, 1999, compared to the same period last year, primarily due to the acquisitions of Powercom and NDI, both of which had substantial recurring revenue bases, and due to increased revenue from subscription fees and maintenance and support fees from the Company's growing base of manufacturers and dealers. Non-recurring revenues in the Equipment Industry for the period ended October 31, 1999 increased over the same period last year due to increased software and professional services sold to dealers and manufacturer customers. Management expects recurring and non-recurring revenues in the Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2000, as management continues to focus attention and resources in this industry.

Non-Equipment Industry Business

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. The non-Equipment Industry business is characterized by a stable base of customers with long-term relationships with the Company. For the period ended October 31, 1999, both recurring revenues and non-recurring revenues in this business decreased from the same period last year. Management believes the decline in non-recurring revenues may signal that the Company is approaching saturation of the available market for the products and services offered by the Company in these industries. Management expects revenues in the non-Equipment Industry will remain flat or decline for the remainder of fiscal 2000. These revenues have profitable margins and help to fund ARI's growth in the Equipment Industry. The Company's five-year contracts with the Association of American Railroads and the Associated Press, on which its business in the railroad and non-daily newspaper publishing industries depends, are up for renewal in December, 2000. The Company has maintained good relations with the Association of American Railroads and the Associated Press, and, based on discussions with these customers, management believe that it is likely that each contract will be renewed.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.


                                         OPERATING EXPENSES
                                            (IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                                OCTOBER 31              PERCENT
                                                                          1999            1998           CHANGE
                                                                       ------------    ------------
     Variable cost of products and services sold (exclusive
     of depreciation and amortization shown below)                          $  839          $  605          39%
     Network operations                                                        484             184         163%
     Selling, general & administrative                                       1,805           1,626          11%
     Network construction and expansion                                        656             801         (18%)
                                                                       ------------    ------------

     Gross cash expenses                                                     3,784           3,216          18%

     Depreciation and amortization                                           1,199             763          57%
     Less capitalized portion                                                (372)           (582)         (36%)
                                                                       ------------    ------------

      Net operating expenses                                               $ 4,611         $ 3,397          36%
                                                                       ============    ============



The increase in operating expenses for the three month period ended October 31, 1999, compared to the same period last year was primarily due to cash expenditures and non-cash amortization of software and goodwill, all of which increased substantially as a result of the Powercom and NDI acquisitions completed on September 15, 1998 and May 13, 1999, respectively. However, as expected, costs did not increase as much as revenues due to the realization of operational synergies.

Variable cost of products and services sold consists primarily of royalties, telecommunications, data processing, customization labor and temporary help fees. Variable cost of products and services sold as a percentage of revenue was 25% and 24% for the quarter ended October 31, 1999 and 1998, respectively. Management expects gross margins in future quarters to fluctuate based on the mix of products and services sold.

Network operations consists primarily of data center operations, software maintenance agreements for the Company's core network and customer support costs. Network operations expense for the quarter ended October 31, 1999 increased significantly over the same period last year due to increased customer support and catalog production costs resulting from the Powercom and NDI acquisitions.

The increase in selling, general and administrative expenses for the three month period ended October 31, 1999, compared to the same period last year was due to the addition of the Company's new Colorado Springs, Colorado and Williamsburg, Virginia offices and other expenses arising out of the Powercom and NDI acquisitions. See "Other Items."

The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Network construction and expansion cost for the three month period ended October 31, 1999 decreased, compared to the same period last year, primarily due to a shift of resources from software development of TradeRoute(TM) and Plus1(R) to (i) customization projects for our customers in the recreational vehicle and outdoor power markets, which are included in cost of sales, and (ii) adjustment of our various software products to bring them into year 2000 compliance.

The increase in depreciation and amortization expense for the three month period ended October 31, 1999 compared to the same period last year was due primarily to increased goodwill and other intangible asset amortization resulting from the Powercom and NDI acquisitions and from amortization of completed software products.

The decrease in capitalized development costs reflects the fact that the Company's development resources were focused on software customization products and Year 2000 remediation projects, both of which are expensed.


                                   OTHER ITEMS

Interest expense increased $36,000 for the three month period ended October 31, 1999, compared to the same period last year. The increase reflects additional borrowing by the Company under its line of credit with WITECH as well as additional debt assumed in the NDI acquisition. Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss increased $419,000 for the three month period ended October 31, 1999, compared to the same period last year, due to the non-cash amortization expenses resulting from the Powercom and NDI acquisitions and from amortization of completed software products. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue while earnings before interest, taxes, depreciation and amortization become positive.

The Company's Year 2000 readiness program is nearing completion. All of the Company's products have either been discontinued or have Year 2000 compliant versions, which will ship by December 31, 1999, with some minor exceptions that are expected to be addressed prior to December 31, 1999 with distribution of patches to a small number of customers to enable them to continue to use the Company's software until the complete Year 2000 compliant version has been implemented. Through October 31, 1999, the Company has spent $380,000 on the Year 2000 program out of a total expected expenditure of $550,000.

ACQUISITIONS

Since December 1995, the Company has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, more than 200 acquisition candidates have been evaluated, resulting in four completed acquisitions.

CD\*.IMG, INC.
On November 4, 1996, the Company completed the acquisition of cd\*.IMG, Inc. ("CDI"). CDI was in the business of publishing electronic parts catalogs and the software that dealers and repair shops in the Equipment Industry use to read the catalogs. CDI's PLUS1(R) electronic parts catalog featured parts information from over 20 manufacturers in the outdoor power equipment, marine, motorcycles and power sports industries. PartSmart(TM), which the Company acquired as part of the NDI transaction, described below, will replace PLUS1(R) in these industries.

EMPART TECHNOLOGIES, INC.
On September 30, 1997, the Company acquired Empart Technologies, Inc. ("Empart"). Empart was a Silicon Valley-based developer of software for electronic parts catalogs. Empart's products included EMPARTpublisher(TM), a software tool used to convert data from a variety of forms into an electronic format, and EMPARTviewer(TM), a high-end configurable electronic parts catalog software package. The EMPART(TM) software is being used in the recreation vehicles and manufactured housing industries. The Company intends to deploy the EMPARTpublisher(TM) software in all segments of the Equipment Industry by developing the capability for this product to generate PartSmart(TM) viewable catalogs. The EMPART(TM) database is also the underlying technology upon which the Company's Web-based electronic catalog product is based.

POWERCOM 2000, A DIVISION OF BRIGGS & STRATTON CORPORATION
On September 15, 1998, the Company acquired POWERCOM 2000, a Colorado Springs, Colorado-based division of Briggs & Stratton Corporation ("Powercom"). Powercom provided electronic cataloging and communications software and services to companies in the North American, European and Australian outdoor power, power tools and power sports industries. PartSmart(TM), which the Company acquired as part of the NDI transaction described below, will replace the Powercom electronic cataloging software in these industries.

NETWORK DYNAMICS INCORPORATED
On May 13, 1999, the Company acquired Network Dynamics Incorporated, based in Williamsburg, Virginia ("NDI"). NDI's PartSmart(TM) electronic catalog software is now our primary catalog software in all of the Equipment sectors we serve other than recreation vehicles and manufactured housing. PartSmart(TM) was used by over 10,000 dealers to view catalogs from over 50 different manufacturers in six sectors of the Equipment Industry. The purchase price allocation for NDI made in the July 31, 1999 financial statements was preliminary and the final purchase price allocation has now been made, for which $5,433,000 has been allocated to industry-specific applications with an amortization period of five years.



                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                                            CASH FLOW INFORMATION
                                                (IN THOUSANDS)


                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31         PERCENT
                                                                1999        1998      CHANGE
                                                              ----------  ----------
              Net cash used in operating activities
                 before changes in working capital              $ (129)     $ (146)         12%
              Net cash used in investing activities               (379)       (708)         46%
                                                              ----------  ----------
                 Subtotal                                         (508)       (854)         41%
              Effect of net changes in working capital            1,278         203        530%
                                                              ----------  ----------
                 Net cash used in operating and investing        $  770     $ (651)        218%
              activities                                      ==========  ==========



Net cash used in operating activities before changes in working capital decreased due to cost controls, operating synergies from the NDI and Powercom acquisitions and increased revenues. Despite these improvements, the Company is experiencing significant cash flow problems. Management expects to address these problems with continued operating improvements, better collection of annual renewal payments from dealers, additional new sales, and, if needed, additional borrowings and/or equity sales. However, there can be no assurance that these efforts will be ultimately successful.

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 2000 due to non-cash expenses and there can be no assurance that profitability will be achieved thereafter.

At October 31, 1999, the Company had cash and cash equivalents of approximately $652,000 compared to approximately $127,000 at July 31, 1999.

ARI has a line of credit with WITECH that has been in place since October 4, 1993 (the "WITECH Credit Facility"). On September 30, 1999, ARI and WITECH restructured the $3.0 million outstanding under the WITECH Credit Facility to provide for (i) a $1.0 million revolving line of credit (the "WITECH Line") which expires on December 31, 2001; (ii) a $1.0 million term loan (the "WITECH Term Loan") payable in equal monthly principal installments over three years, commencing November 1, 1999; and (iii) WITECH's purchase of $1.0 million of ARI's common stock at $5.125 per share. The WITECH Line bears interest at prime plus 2.0% and the WITECH Term Loan bears interest at prime plus 3.25%. In conjunction with obtaining the WITECH Credit Facility, since 1993, ARI has issued to WITECH 350 shares of its non-voting cumulative preferred stock and total warrants for the purchase of up to 280,000 shares of its common stock, including (i) warrants for the purchase of 250,000 shares at $2.125 per share and (ii) warrants for the purchase of 30,000 shares of its common stock at $5.125 per share. The exercise price under the warrants is reduced if ARI issues stock at less than the then current exercise price. WITECH also purchased 20,000 shares of non-voting cumulative preferred stock on July 15, 1997.

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

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI is required to pay a Commitment Fee of: $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three years by paying: 3.0% of the Purchase Commitment during the first year; 2.0% of the Purchase Commitment during the second year; and 1.0% of the Purchase Commitment during the third year.

Due to lower than expected revenues in the quarter, the Company has not been able to fully utilize the RFC Facility. Initial funding was actually $1,045,000, of which $182,000 was immediately used to pay off the Briggs Line. Furthermore, cash flow from dealer renewals has been slower to arrive than anticipated, due to (i) late mailing of renewal notices, caused by delays in the implementation of the Company's new internal accounting system, and (ii) discontinuation of telemarketing to existing dealers. Management is addressing the renewals issue with all due speed and expects to be back on track before the end of the second quarter.

Management believes that funds generated from operations may not be adequate to fund the Company's operations through the remainder of fiscal 2000. In order to meet the Company's requirements for operations and development investments, management believes that additional financing will be necessary in the year 2000. In this connection, WITECH intends to exercise certain of the Warrants it holds, although the amount and timing of this exercise has not been determined and there can be no assurance that the warrant proceeds will meet the Company's capital needs. If necessary, the Company will consider the sale of additional securities as a source of funding. On a long-term basis, management believes that financing of operations as well as capital expenditures, will come principally from cash generated from operations.


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




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K


a)  Exhibits
    27    Financial Data Schedule

b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARI Network Services, Inc.
                                        (Registrant)


Date:     December 15, 1999                   /s/ Brian E. Dearing
                                        ---------------------------------------
                                        Brian E. Dearing, Chairman of the Board
                                        (and acting CFO)