Form 10-Q
period 2000-01-31
ARI NETWORK SERVICES INC /WI
filed 2000-03-17
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    --------------------

Commission file number 000-19608

                           ARI Network Services, Inc.

             (Exact name of registrant as specified in its charter.)


           WISCONSIN                                     39-1388360
-------------------------------                ---------------------------------
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

        YES     |X|                                         NO
           ---------------                                    ------------------


As of March 13, 2000, there were 6,155,549 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED January 31, 2000

                                      INDEX





PART I - FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
   Item 1          Financial statements

                            Condensed balance sheets - January 31, 2000 and July 31, 1999              3

                            Condensed statements of operations for the three and six months
                            ended January 31, 2000 and 1999                                            4

                            Condensed statements of cash flows for the six months ended
                            January 31, 2000 and 1999                                                  5

                            Notes to unaudited condensed financial statements                          6

   Item 2          Management's discussion and analysis of financial condition and results
                   of operations                                                                     7-12

PART II - OTHER INFORMATION


   Item 2          Changes in securities and use of proceeds                                          13

   Item 4          Submission of matters to a vote of security holders                                13

   Item 5          Other Information                                                                  13

   Item 6          Exhibits and reports on Form 8-K                                                   13

Signatures                                                                                            14


                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   JANUARY 31       JULY 31
                                                                                      2000           1999
                                     ASSETS                                        (UNAUDITED)     (AUDITED)
                                                                                 -----------------------------
Current Assets:
    Cash and cash equivalents                                                    $       396      $       127
    Trade receivables, less allowance for doubtful accounts of $300
      at January 31, 2000 and $278 at July 31, 1999                                    3,304            3,175
    Prepaid expenses                                                                      47              126
                                                                                 -----------      -----------
Total Current Assets                                                                   3,747            3,428

Equipment & leasehold improvements:
    Network system hardware                                                            4,274            4,246
    Leasehold improvements                                                               239              239
    Furniture and equipment                                                              525              513
                                                                                 -----------      -----------
                                                                                       5,038            4,998
    Less accumulated depreciation and amortization                                     4,755            4,574
                                                                                 -----------      -----------
Net equipment and leasehold improvements                                                 283              424

Intangibles                                                                            3,289            3,289
    Less accumulated amortization                                                      1,082              755
                                                                                 -----------      -----------
Net intangibles                                                                        2,207            2,534

Network system:
    Network platform                                                                  11,467           11,467
    Industry-specific applications                                                    28,407           27,588
                                                                                 -----------      -----------
                                                                                      39,874           39,055
    Less accumulated amortization                                                     26,926           25,003
                                                                                 -----------      -----------
Net network system                                                                    12,948           14,052
                                                                                 -----------      -----------

                                  TOTAL ASSETS                                   $    19,185      $    20,438
                                                                                 ===========      ===========


                         LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Line of credit payable to shareholder                                        $       500      $       246
    Current portion of notes payable                                                     684              385
    Accounts payable                                                                   1,062            1,204
    Unearned income                                                                    3,008            3,307
    Other accrued liabilities                                                          2,538            1,680
    Current portion of capital lease obligations                                          28               82
                                                                                 -----------      -----------
Total Current Liabilities                                                              7,820            6,904

Line of credit payable to shareholder                                                  1,000            2,754
Notes payable                                                                          1,105              734
Unearned income                                                                          115              267
Capital lease obligations                                                                 21               23

Shareholders' equity:
    Cummulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and
      outstanding at both January 31, 2000 and July 31, 1999                               0                0
    Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,146,145 and 5,097,432 shares issued and
      outstanding at January 31, 2000 and July 31, 1999, respectively                      6                5
    Common stock to be issued                                                              -            2,406
    Additional paid-in-capital                                                        91,499           86,830
    Accumulated deficit                                                              (82,381)         (79,485)
                                                                                 -----------      -----------
Total Shareholders' Equity                                                             9,124            9,756
                                                                                 -----------      -----------

                    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    19,185      $    20,438
                                                                                 ===========      ===========


See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         January 31                       January 31
                                                                      2000          1999              2000            1999
                                                                   ----------    ----------       ------------    ------------
Net revenues:
    Network and other services                                     $    2,577    $    2,472       $      5,192    $      4,548
    Software                                                              734           277              1,161             561
    Development                                                           538           307                881             497
                                                                   ----------    ----------       ------------    ------------
                                                                        3,849         3,056              7,234           5,606
Operating expenses:
    Variable cost of products and services
      sold (exclusive of depreciation and
      amortization shown separately below):
        Network and other services                                        479           346                831             728
        Software                                                          161           147                318             232
        Development                                                       332           366                662             504
                                                                   ----------    ----------       ------------    ------------
                                                                          972           859              1,811           1,464
    Depreciation and amortization                                       1,232           950              2,431           1,713
    Network operations                                                    541           189              1,025             373
    Selling, general and administrative                                 2,115         1,787              3,920           3,413
    Network construction and expansion                                    822           708              1,478           1,509
                                                                   ----------    ----------       ------------    ------------
Operating expenses before amounts capitalized                           5,682         4,493             10,665           8,472
    Less capitalized portion                                             (447)         (426)              (819)         (1,008)
                                                                   ----------    ----------       ------------    ------------
Net operating expenses                                                  5,235         4,067              9,846           7,464
                                                                   ----------    ----------       ------------    ------------

Operating loss                                                         (1,386)       (1,011)            (2,612)         (1,858)
Other expense:
    Interest expense                                                     (180)          (78)              (278)           (140)
    Other, net                                                             (2)            -                 (6)              -
                                                                   ----------    ----------       ------------    ------------
Total other expense                                                      (182)          (78)              (284)           (140)
                                                                   ----------    ----------       ------------    ------------
Net loss                                                           $   (1,568)   $   (1,089)      $     (2,896)   $     (1,998)
                                                                   ==========    ==========       ============    ============

Average common shares outstanding                                       5,974         5,090              5,843           4,879

Basic and diluted net loss per share                               $    (0.26)   $    (0.21)      $      (0.50)   $      (0.41)
                                                                   ==========    ==========       ============    ============


See notes to unaudited condensed financial statements.


* In accordance with FASB 86, includes a portion of network and product development expense and other operating expenses directly related to the development process.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                             January 31
                                                                        2000           1999
                                                                     -----------    ------------
OPERATING ACTIVITIES
Net loss                                                             $    (2,896)   $     (1,998)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of network platform                                       348             348
      Amortization of industry specific applications                       1,575             880
      Amortization of intangibles                                            327             259
      Depreciation and other amortization                                    181             226
      Net change in receivables, prepaid expenses and other                  (50)            (80)
      Net change in accounts payable, unearned income and
        accrued liabilities                                                  265             495
                                                                     -----------    ------------
Net cash provided by (used in) operating activities                         (250)            130

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                             (40)            (44)
Industry specific application costs capitalized                             (819)         (1,008)
Other                                                                          -            (142)
                                                                     -----------    ------------
Net cash used in investing activities                                       (859)         (1,194)

FINANCING ACTIVITIES
Borrowings under line of credit                                              500           1,140
Repayments under notes payable                                              (330)              -
Payments of capital lease obligations                                        (56)            (16)
Proceeds from issuance of common stock                                     1,264              17
                                                                     -----------    ------------
Net cash provided by financing activities                                  1,378           1,141
                                                                     -----------    ------------
Net increase (decrease) in cash                                              269              77
Cash at beginning of period                                                  127             194
                                                                     -----------    ------------
Cash at end of period                                                $       396    $        271
                                                                     ===========    ============

Cash paid for interest                                               $       278    $        140
                                                                     ===========    ============

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for acquisitions                            $         -    $      1,785
Issuance of common stock as payment of line of credit                      1,000               -
Conversion of line of credit to note payable                               1,000               -


See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2000

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

2.       BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the par value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at par plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $575,084 at January 31, 2000.

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

On May 13, 1999, the Company acquired all of the issued and outstanding common stock of Network Dynamics Incorporated ("NDI") in consideration for 550,019 shares of the Company's common stock, which were issued in August, 1999, and the assumption of certain liabilities totaling $3,623,000. The purchase price allocation for NDI made in the July 31, 1999 financial statements was preliminary and the final purchase price allocation has now been made, for which $5,433,000 has been allocated to industry-specific applications with an amortization period of five years.

The following unaudited pro forma results of operations for the three and six months ended January 31, 1999 assume the acquisition of the Powercom and NDI businesses occurred at the beginning of that period:

                                      PROFORMA RESULTS
                                       (IN THOUSANDS)
                              THREE MONTHS        SIX MONTHS
                                 ENDED               ENDED
                              JANUARY 31          JANUARY 31
                                 1999                1999
                              ------------       -------------
Net revenues                      $ 3,675             $ 7,270
Net loss                           (1,408)             (2,636)
Net loss per share                  (0.25)              (0.49)


This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue for the quarter ended January 31, 2000 increased $793,000 or 26% compared to the same period last year, representing the Company's sixteenth consecutive quarter of year-over-year revenue improvement. Most of the improvement was attributable to the NDI and Powercom acquisitions. Management expects total revenue for the full fiscal 2000 year to increase by between 30% and 40% from fiscal 1999. Primarily due to lower than expected revenues and non-cash amortization expenses relating to the NDI acquisition, net loss for the second quarter increased from $1,089,000 in fiscal 1999 to $1,568,000 in fiscal 2000. Management believes that, due to amortization of goodwill and other intangibles from its acquisitions, full profitability will not be achieved until fiscal 2001. Should the Company complete additional acquisitions, non-cash amortization of intangibles could further delay full profitability. See "Forward Looking Statements."


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

The Company also has a supplementary business that provides a variety of electronic commerce services to non-Equipment industries. The non-Equipment industries generate positive cash flows for the Company but have not shown significant growth over the past three years and are not expected to do so in the future. Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the Equipment and non-Equipment markets. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing over 69% of total second quarter 2000 revenue. Management expects this percentage to continue to increase over time.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.


                           REVENUE BY INDUSTRY SECTOR
                                 (In thousands)


                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                     JANUARY 31            PERCENT              JANUARY 31              PERCENT
 Industry Sector:                2000         1999         CHANGE          2000            1999         CHANGE
                               ----------  -----------                -------------   ------------
 Equipment Industry
    Recurring                  $    1,508  $       825       83%      $       2,967   $      1,289       130%
    Non-recurring                   1,153        1,007       14%              1,804          1,572        15%
                               ----------  -----------                -------------   ------------
    Subtotal                        2,661        1,832       45%              4,771          2,861        67%

 Other Revenues
    Recurring                       1,181        1,131        4%              2,323          2,373        (2%)
    Non-recurring                       7           93      (92%)               140            372       (62%)
                               ----------  -----------                -------------   ------------
    Subtotal                        1,188        1,224       (3%)             2,463          2,745       (10%)

 Total Revenue
    Recurring                       2,689        1,956       37%              5,290          3,662        44%
    Non-recurring                   1,160        1,100        5%              1,944          1,944         0%
                               ----------  -----------                -------------   ------------
    Grand Total                $    3,849  $     3,056       26%      $       7,234   $      5,606        29%
                               ==========  ===========                =============   ============


Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Recurring revenue, as a percentage of total revenue, increased from 65% to 73% for the six months ended January 31, 1999 and 2000, respectively, primarily due to the revenue mix assumed by the Company in the NDI acquisition. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. The increase in total recurring revenues for the three and six month periods ended January 31, 2000 compared to the same periods last year were primarily due to increases in Equipment Industry revenues driven by the Powercom and NDI acquisitions.

Non-recurring revenues are derived from initial software license fees and professional services fees. In the Equipment Industry, non-recurring revenues increased by 15% while total non-recurring revenues remained the same for the six month period ended January 31, 2000, compared to the same period last year, due to a decline in new sales in the Company's non-Equipment Industry business. The increase in non-recurring revenues in Equipment was less than management's expectation because new sales were adversely affected by late delivery of the Company's communication software. TradeRoute(R) was installed at over 2,000 dealers by the end of the second quarter, which should allow new sales to again increase in the second half of the year.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others. Management's strategy is to expand the Company's electronic parts catalog software and services and dealer communication business with manufacturers and distributors and their dealers in the existing vertical markets and to expand to other similar markets in the future. Revenues from all of the Company's acquisitions are included in the Equipment Industry revenues. Recurring revenues in the Equipment Industry increased for the three and six month periods ended January 31, 2000, compared to the same period last year, primarily due to the acquisitions of Powercom and NDI, both of which had substantial recurring revenue bases, and due to increased revenue from subscription fees and maintenance and support fees from the Company's growing base of manufacturers and dealers. Non-recurring revenues in the Equipment Industry for the three and six month periods ended January 31, 2000 increased over the same period last year due to increased software and professional services sold to dealers and manufacturer customers. Management expects recurring and non-recurring revenues in the Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2000, as management continues to focus attention and resources in this industry.

Non-Equipment Industry Business

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. The non-Equipment Industry business is characterized by a stable base of customers with long-term relationships with the Company. For the three and six month periods ended January 31, 2000, recurring revenues increased slightly and non-recurring revenues decreased from the same periods last year. Management believes the decline in non-recurring revenues may signal that the Company is approaching saturation of the available market for the products and services offered by the Company in these industries. Management also believes that consolidation in the agricultural customer base is the reason for the decline in recurring revenues. Management expects revenues in the non-Equipment Industry will remain flat or decline for the remainder of fiscal 2000. These revenues have profitable margins and help to fund ARI's growth in the Equipment Industry. The Company's five-year contracts with the Association of American Railroads and the Associated Press, on which its business in the railroad and non-daily newspaper publishing industries depends, are up for renewal in December 2000. The Company has maintained good relations with the Association of American Railroads and the Associated Press, and, based on discussions with these customers, management believes that it is likely that each contract will be renewed, although there is no assurance that this will be the case.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

                               OPERATING EXPENSES
                                 (In thousands)


                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JANUARY 31         PERCENT            JANUARY 31         PERCENT
                                                   2000        1999      CHANGE          2000        1999      CHANGE
                                                -----------  ----------              -----------  ----------
Variable cost of products and services sold
   (exclusive of depreciation and
   amortization shown below)                    $       972  $      859      13%     $     1,811  $    1,464      24%
Network operations                                      541         189     186%           1,025         373     175%
Selling, general & administrative                     2,115       1,787      18%           3,920       3,413      15%
Network construction and expansion                      822         708      16%           1,478       1,509      (2%)
                                                -----------  ----------              -----------  ----------

Gross cash expenses                                   4,450       3,543      26%           8,234       6,759      22%

Depreciation and amortization                         1,232         950      30%           2,431       1,713      42%
Less capitalized portion                               (447)       (426)      5%            (819)     (1,008)    (19%)
                                                -----------  ----------              -----------  ----------

 Net operating expenses                         $     5,235  $    4,067      29%     $     9,846  $    7,464      32%
                                                ===========  ==========              ===========  ==========



The increase in operating expenses for the three and six month periods ended January 31, 2000, compared to the same periods last year, was primarily due to cash expenditures and non-cash amortization of software and goodwill, all of which increased substantially as a result of the Powercom and NDI acquisitions completed on September 15, 1998 and May 13, 1999, respectively.

Variable cost of products and services sold consists primarily of royalties, telecommunications, data processing, customization labor and temporary help fees. Variable cost of products and services sold as a percentage of revenue was 25% and 26% for the six months ended January 31, 2000 and 1999, respectively. Management expects gross margins in future quarters to fluctuate based on the mix of products and services sold.

Network operations consists primarily of data center operations, software maintenance agreements for the Company's core network, catalog production and customer support costs. Network operations expense for the three and six month periods ended January 31, 2000 increased significantly over the same periods last year due to increased customer support and catalog production costs resulting from the NDI acquisition.

The increase in selling, general and administrative expenses for the three and six month periods ended January 31, 2000, compared to the same period last year, was due to the addition of the Company's new Williamsburg, Virginia offices and other expenses arising out of the NDI acquisitions. See "Other Items."

The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Network construction and expansion cost for the three month period ended January 31, 2000 increased, compared to the same period last year, due to increased year 2000 compliance efforts in November and December but decreased for the six month period ended January 31, 2000, compared to the same period last year, primarily due to a shift of resources from software development of TradeRoute(R) and Plus1(R) to customization projects for our customers in the recreational vehicle and outdoor power markets, which are included in cost of sales.

The increase in depreciation and amortization expense for the three and six month periods ended January 31, 2000 compared to the same periods last year was due primarily to increased goodwill and other intangible asset amortization resulting from the Powercom and NDI acquisitions and from amortization of completed software products.

The decrease in capitalized development costs for the six month period ended January 31, 2000, compared to the same period last year, reflects the fact that the Company's development resources were focused on software customization products and Year 2000 remediation projects, both of which are expensed.


                                   OTHER ITEMS

Interest expense increased $138,000 for the six month period ended January 31, 2000, compared to the same period last year. The increase reflects additional financing by the Company under its RFC facility and the WITECH Line, as well as additional debt assumed in the NDI acquisition. Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.

Net loss increased $479,000 and $898,000 for the three and six month periods ended January 31, 2000, respectively, compared to the same periods last year, primarily due to lower than expected revenues resulting from delays in product delivery, non-cash amortization expenses resulting from the Powercom and NDI acquisitions and from amortization of completed software products. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue while earnings before interest, taxes, depreciation and amortization become positive.

The Company's Year 2000 readiness program was completed on schedule. All of the Company's products have either been discontinued or have Year 2000 compliant versions, which were shipped prior to December 31, 1999, with some minor exceptions that were addressed prior to December 31, 1999 with distribution of patches to a small number of customers to enable them to continue to use the Company's software until the complete Year 2000 compliant version has been implemented. The Company has spent $420,000 on the Year 2000 program out of a total expected expenditure of $550,000. The Company may in the future be subject to claims based on Year 2000 problems in others' products, or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any potential liability on the Company's part for Year 2000-related damages, including consequential damages, could have an adverse effect on the Company's business and financial results.

ACQUISITIONS

Since December 1995, the Company has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, approximately 300 acquisition candidates have been evaluated, resulting in four completed acquisitions.

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

                              CASH FLOW INFORMATION
                                 (In thousands)


                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JANUARY 31          PERCENT       JANUARY 31          PERCENT
                                                   2000         1999       CHANGE     2000         1999      CHANGE
                                                -----------  -----------          ----------   ----------
Net cash used in operating activities
   before changes in working capital            $      (336) $      (139)   142%  $     (465)  $     (285)     63%
Net cash used in investing activities                  (480)        (486)   (1%)        (859)      (1,194)    (28%)
                                                -----------  -----------          ----------   ----------
   Subtotal                                            (816)        (625)    31%     (1,324)        (1,79)    (10%)
Effect of net changes in working capital             (1,063)         212    601%        215           415      48%
                                                -----------  -----------          ----------   ----------
Net cash used in operating and investing
      activities                                $    (1,879) $      (413)   355% $   (1,109)  $    (1,064)      4%
                                                ===========  ===========          ==========   ==========


Net cash used in operating activities before changes in working capital increased primarily due to lower than expected revenues and increased expenditures related to product customization and Year 2000 compliance efforts. Management expects increased revenues and decreased overhead in the second half of the year, as product is implemented and Year 2000 compliance is completed, to decrease net cash used. However, there can be no assurance that these results will be ultimately achieved.

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 2000 due to non-cash expenses and there can be no assurance that profitability will be achieved thereafter.

At January 31, 2000, the Company had cash and cash equivalents of approximately $396,000 compared to approximately $127,000 at July 31, 1999.

During the three month period ended January 31, 2000, the Company's closing stock price, which is listed on The Nasdaq Stock Market(R) under the symbol ARIS, ranged from $3.375 to $14.000. As a result of the increase in the Company's stock price, some of the Company's employees and directors exercised options that were granted under the Company's Incentive Stock Option Plan and Director Stock Option Plan during the three month period ended January 31, 2000. The result of these activities was an increase of approximately $1.08 Million to the Company's paid in capital for the three month period ended January 31, 2000.

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

On December 21, 1999, the Company and WITECH amended the WITECH Line to enable the Company to borrow an additional Five Hundred Thousand Dollars ($500,000) under the WITECH Line (the "Bridge Loan"). The Bridge Loan bears interest a prime plus 2.0%. In the event that the Bridge Loan is not repaid by April 1, 2000, the unpaid amount will bear interest at prime plus 6.0%. As consideration for the Bridge Loan, ARI has agreed to pay WITECH a closing fee of $50,000, which is accrued at January 31, 2000. If the Company is unable to raise sufficient capital to repay the Bridge Loan by April 1, 2000, the Company will attempt to renegotiate the terms of the Bridge Loan with WITECH. However, there can be no assurrance that such negotiations would be successful.

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

Initial funding was actually $1,045,000, of which $182,000 was immediately used to pay off the Briggs Line. The balance of the RFC Facility at January 31, 2000 was $243,000. Due to lower than expected revenues in the quarter and cash receipts of unpurchased receivables used to expire the balance, the Company has not been able to fully utilize the RFC Facility. Efforts are under way to reconstruct the mechanics of the facility to allow for increased funding for the remainder of the term.

Management believes that funds generated from operations may not be adequate to fund the Company's operations through the remainder of fiscal 2000. In order to meet the Company's requirements for operations and development investments, management believes that additional financing will be necessary in Fiscal 2000. Additionally, the Company will consider the sale of additional securities as a source of funding. On a long-term basis, management believes that cash flow from operations as well as capital expenditures, will come principally from cash generated from operations.


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

                           PART II. OTHER INFORMATION




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 3, 1999, the Company issued 35,417 shares of Common Stock to Tucker Anthony Cleary Gull ("Tucker Anthony") for services provided as its financial advisor. The services provided by Tucker Cleary include advisory services connected to ARI's consummation of a working capital facility from RFC Capital Corporation, the acquisition of substantially all of the assets of POWERCOM 2000, and the merger with Network Dynamics Incorporated. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its 1999 Annual Meeting of Shareholders on December 9,
     1999.

(b) Votes cast for the election of a director to serve until the 2002 Annual Shareholder's Meeting were as follows:

     Nominee                          Votes For              Votes Against
     Francis Brzezinski               5,057,793              75,599

     Directors whose terms of office continue past the 1999 Annual Meeting of Shareholders are: Gordon J. Bridge, George D. Dalton, Brian E. Dearing, and Richard W. Weening.

     Votes cast to ratify the appointment of Ernst & Young LLP as the Company's auditors for the year ending July 31, 2000 were as follows:

                  For              5,114,348
                  Against              5,820
                  Abstained           13,224

ITEM 5.  OTHER INFORMATION

On December 22, 1999, the Board of Directors voted unanimously to increase the size of the Company's audit committee to three members and appointed Gordon J. Bridge to the audit committee.

On January 21, 2000, the Board of Directors voted unanimously to appoint Ted C. Feierstein to the Company's Board of Directors to serve through the Company's 2002 Annual Shareholder's Meeting or until a successor has been appointed by the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K


         a)       Exhibits
                  10.1 Amendment Number 16 to Loan Agreement dated December 21, 1999 between the Company and WITECH Corporation

                  10.2 Website Development Agreement dated December 9, 1999 between the Company and Gordon J. Bridge

                  27   Financial Data Schedule

         b) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          ARI Network Services, Inc.
          (Registrant)


Date:     March 16, 2000                                /s/ Brian E. Dearing
                                                        --------------------
          Brian E. Dearing, Chairman of the Board
          (and acting CFO)