Form 10-Q
period 2000-04-30
ARI NETWORK SERVICES INC /WI
filed 2000-06-14
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                    to
                               -------------------   -------------------

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

As of June 12, 2000, there were 6,168,020 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED APRIL 30, 2000

                                      INDEX





PART I - FINANCIAL INFORMATION
                                                                            Page

  Item 1  Financial statements
               Condensed balance sheets - April 30, 2000 and July 31, 1999  3-4

               Condensed statements of operations for the three and nine
               months ended April 30, 2000 and 1999                           5

               Condensed statements of cash flows for the nine months ended
               April 30, 2000 and 1999                                        6

               Notes to unaudited condensed financial statements            7-8

  Item 2  Management's discussion and analysis of financial condition and
          results of operations                                            9-15

PART II - OTHER INFORMATION


  Item 2  Changes in securities and use of proceeds                          16

  Item 6  Exhibits and reports on Form 8-K                                   16

Signatures                                                                   17

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           APRIL 30       JULY 31
                                                                             2000          1999
                                ASSETS                                    (UNAUDITED)    (AUDITED)
                                                                          -----------    ---------
Current Assets:
   Cash and cash equivalents                                                $ 1,145       $   127
   Trade receivables, less allowance for doubtful accounts of $315
     at April 30, 2000 and $278 at July 31, 1999                              3,457         3,175
   Prepaid expenses and other                                                    71           126
                                                                            -------       -------
Total Current Assets                                                          4,673         3,428

Equipment & leasehold improvements:
   Network system hardware                                                    4,283         4,246
   Leasehold improvements                                                       239           239
   Furniture and equipment                                                      518           513
                                                                            -------       -------
                                                                              5,040         4,998
   Less accumulated depreciation and amortization                             4,880         4,574
                                                                            -------       -------
Net equipment and leasehold improvements                                        160           424

Intangibles                                                                   3,619         3,289
   Less accumulated amortization                                              1,280           755
                                                                            -------       -------
Net intangibles                                                               2,339         2,534

Network system:
   Network platform                                                          11,467        11,467
   Industry-specific applications                                            28,976        27,588
                                                                            -------       -------
                                                                             40,443        39,055
   Less accumulated amortization                                             28,009        25,003
                                                                            -------       -------
Net network system                                                           12,434        14,052
                                                                            -------       -------
                              TOTAL ASSETS                                  $19,606       $20,438
                                                                            =======       =======

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                APRIL 30        JULY 31
                                                                                  2000           1999
                 LIABILITIES & SHAREHOLDERS' EQUITY                            (UNAUDITED)     (AUDITED)
                                                                               -----------     ---------
Current liabilities:
   Line of credit payable to shareholder                                        $     --       $    246
   Current portion of notes payable to shareholder                                   333             --
   Current portion of notes payable other                                            325            385
   Accounts payable                                                                  741          1,204
   Unearned income                                                                 3,295          3,307
   Other accrued liabilities                                                       2,652          1,680
   Current portion of capital lease obligations                                       12             82
                                                                                --------       --------
Total Current Liabilities                                                          7,358          6,904

Long term liabilities:
   Line of credit payable to shareholder                                              --          2,754
   Notes payable to shareholder                                                      472            734
   Notes payable other (net of discount)                                           1,687             --
   Unearned income                                                                    --            267
   Capital lease obligations                                                          --             23
                                                                                --------       --------
Total Long Term Liabilities                                                        2,159          3,778

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at both April 30, 2000
     and July 31, 1999                                                                --             --
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,167,776 and 5,097,432 shares issued and outstanding at April 30, 2000
     and July 31, 1999, respectively                                                   6              5
   Common stock to be issued                                                          --          2,406
   Common stock warrants & options                                                 2,459             --
   Additional paid-in-capital                                                     91,598         86,830
   Accumulated deficit                                                           (83,974)       (79,485)
                                                                                --------       --------
Total Shareholders' Equity                                                        10,089          9,756
                                                                                --------       --------
                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                       $ 19,606       $ 20,438
                                                                                ========       ========


See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                          APRIL 30                 APRIL 30
                                                                     2000          1999        2000        1999
                                                                   --------     --------     --------    --------
Net revenues:
   Network and other services                                      $  2,424     $  1,520     $  7,616    $  6,068
   Software                                                             624          868        1,785       1,428
   Development                                                          358          604        1,239       1,102
                                                                   --------     --------     --------    --------
                                                                      3,406        2,992       10,640       8,598
Operating expenses:
   Variable cost of products and services sold (exclusive of
    depreciation and amortization shown separately below):
       Network and other services                                       577          372        1,408       1,100
       Software                                                          17          107          335         339
       Development                                                      224          357          886         861
                                                                   --------     --------     --------    --------
                                                                        818          836        2,629       2,300
   Depreciation and amortization                                      1,357          873        3,788       2,586
   Network operations                                                   515          193        1,540         566
   Selling, general and administrative                                1,957        1,791        5,877       5,204
   Network construction and expansion                                   761          531        2,239       2,040
                                                                   --------     --------     --------    --------
Operating expenses before amounts capitalized                         5,408        4,224       16,074      12,696
   Less capitalized portion                                            (569)        (418)      (1,388)     (1,426)
                                                                   --------     --------     --------    --------
Net operating expenses                                                4,839        3,806       14,685      11,270
                                                                   --------     --------     --------    --------

Operating loss                                                       (1,433)        (814)      (4,045)     (2,672)
Other income expense
   Interest expense                                                    (160)         (75)        (438)       (215)
   Other, net                                                            --           --           (6)         --
                                                                   --------     --------     --------    --------
Total other expense                                                    (160)         (75)        (444)       (215)
                                                                   --------     --------     --------    --------
Net loss                                                           $ (1,593)    $   (889)    $ (4,489)   $ (2,887)
                                                                   ========     ========     ========    ========

Average common shares outstanding                                     6,156        5,097        5,946       4,950

Basic and diluted net loss per share                               ($  0.26)    ($  0.17)    ($  0.76)   ($  0.58)
                                                                   ========     ========     ========    ========


See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                                APRIL 30
                                                                         2000             1999
                                                                       -------------------------
OPERATING ACTIVITIES
Net loss                                                               $(4,489)         $(2,887)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of network platform                                     515              521
      Amortization of industry specific applications                     2,491            1,292
      Amortization of goodwill                                             495              424
      Amortization of deferred finance costs                                30               --
      Depreciation and other amortization                                  287              349
      Net change in receivables, prepaid expenses and other               (227)             135
      Net change in accounts payable, unearned income and
        accrued liabilities                                                230              277
                                                                       -------          -------
Net cash provided by (used in) operating activities                       (668)             111

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                           (23)             (47)
Industry specific application costs capitalized                         (1,388)          (1,426)
Other                                                                        0             (124)
                                                                       -------          -------
Net cash used in investing activities                                   (1,411)          (1,597)

FINANCING ACTIVITIES
Net borrowings (repayments) under line of credit                        (1,000)           1,330
Net borrowings under notes payable                                       3,157               --
Deferred finance costs                                                    (330)              --
Payments of capital lease obligations                                      (93)             (23)
Proceeds from issuance of common stock                                   1,363               17
                                                                       -------          -------
Net cash provided by financing activities                                3,097            1,324
                                                                       -------          -------
Net increase (decrease) in cash                                          1,018             (162)
Cash at beginning of period                                                127              194
                                                                       -------          -------
Cash at end of period                                                  $ 1,145          $    32
                                                                       =======          =======

Cash paid for interest                                                 $   438          $   215
                                                                       =======          =======

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of detachable common stock warrants and options
    in connection with issuance of debt                                $ 2,459          $    --
Issuance of common stock for acquisitions                                   --            1,785
Issuance of common stock as payment of line of credit                    1,000               --
Conversion of line of credit to note payable                             1,000               --

See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2000

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 1999.

2.       BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the stated value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at par plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $641,000 at April 30, 2000.

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

The following unaudited pro forma results of operations for the three and nine months ended April 30, 1999 assume the acquisition of the Powercom and NDI businesses occurred at the beginning of that period:



                                                             PROFORMA RESULTS
                                                              (IN THOUSANDS)
                                                       THREE MONTHS     NINE MONTHS
                                                          ENDED            ENDED
                                                         APRIL 30         APRIL 30
                                                           1999             1999
                                                     ----------------------------------
          Net Equipment industry revenues               $ 2,232          $ 6,758
          Non-Equipment industry revenues                 1,379            4,123
          Net loss                                       (1,208)          (3,844)
          Net loss per share                              (0.21)           (0.70)


This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

5.       CONVERTIBLE DEBENTURES

The convertible debentures, issued on April 27, 2000, and accrued interest thereon are convertible into common stock at a rate of $4 per share, subject to certain adjustments. Concurrent with the issuance of the debentures, the Company issued the investors 600,000 common stock purchase warrants expiring April 27, 2005 and 800,000 investment options expiring October 27, 2001. Each of the warrants and options are exercisable for one share of common stock at a price of $6 per share. The warrants and options, which were estimated at $2,354,000 and are subject to change upon final valuation, reduced the carrying amount of the debt.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue for the quarter ended April 30, 2000 increased $414,000 or 14% compared to the same period last year, representing the Company's seventeenth consecutive quarter of year-over-year revenue improvement. Most of the improvement was attributable to the NDI acquisition. Management expects total revenue for the full fiscal 2000 year to increase by between 20% and 30% from fiscal 1999. Primarily due to lower than expected revenues and non-cash amortization expenses relating to the NDI acquisition, net loss for the third quarter increased from $889,000 in fiscal 1999 to $1,593,000 in fiscal 2000. Management believes that, due to amortization of goodwill and other intangibles from its acquisitions and a planned investment in sales and marketing, full profitability will not be achieved until fiscal 2002. Should the Company complete additional acquisitions, non-cash amortization of intangibles could further delay full profitability. See "Forward Looking Statements."


                                    REVENUES

The Company provides business-to-business electronic commerce solutions to manufacturers in selected industries with shared service networks and distribution channels. The Company focuses its sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the "Equipment Industry"). The Equipment Industry is made up of separate sub-markets in which the manufacturers share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others.

The Company also has a supplemental business that provides a variety of electronic commerce services to non-Equipment industries. The non-Equipment industries generate positive cash flows for the Company but have not shown significant growth over the past three years and are not expected to do so in the future. Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the Equipment and non-Equipment markets. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing over 66% of total third quarter 2000 revenue. Management expects this percentage to continue to increase over time.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.


                                        REVENUE BY INDUSTRY SECTOR
                                              (IN THOUSANDS)



                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                      APRIL 30        PERCENT                APRIL 30             PERCENT
 INDUSTRY SECTOR:                2000         1999    CHANGE           2000            1999       CHANGE
                               ----------  -----------              ------------   -------------
 Equipment Industry
    Recurring                    $ 1,275       $  732      74%         $  4,242        $  2,021       110%
    Non-recurring                    976          881      11%            2,780           2,453        13%
                               ----------  -----------              ------------   -------------
    Subtotal                       2,251        1,613      40%            7,022           4,474        57%


 Other Revenues
    Recurring                      1,084        1,246    (13%)            3,407           3,619       (6%)
    Non-recurring                     71          133    (47%)              211             505      (58%)
                               ----------  -----------              ------------   -------------
    Subtotal                       1,155        1,379    (16%)            3,618           4,124      (12%)

 Total Revenue
    Recurring                      2,359        1,978      19%            7,649           5,640        36%
    Non-recurring                  1,047        1,014       3%            2,991           2,958         1%
                               ----------  -----------              ------------   -------------
    Grand Total                  $ 3,406      $ 2,992      14%         $ 10,640        $  8,598        24%
                               ==========  ===========              ============   =============


Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Recurring revenue, as a percentage of total revenue, increased from 66% to 72% for the nine months ended April 30, 1999 and 2000, respectively, primarily due to the revenue mix assumed by the Company in the NDI acquisition. Management believes a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. The increase in total recurring revenues for the three and nine month periods ended April 30, 2000, compared to the same periods last year, was primarily due to increases in Equipment Industry revenues driven by the Powercom and NDI acquisitions.

Non-recurring revenues are derived from initial software license fees and professional services fees. In the Equipment Industry, non-recurring revenues increased by 13%, while total non-recurring revenues remained approximately the same for the nine month period ended April 30, 2000, compared to the same period last year, due to a decline in new sales in the Company's non-Equipment Industry business. The increase in non-recurring revenues in Equipment was less than management's expectation because new sales were adversely affected by late delivery of the Company's communication software. The Company has installed its TradeRoute(R) software at over 2,000 dealer locations through the end of the third quarter. Management believes that TradeRoute(R) sales should increase during the last quarter of the fiscal year.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others. Management's strategy is to expand the Company's electronic parts catalog software and services and dealer communication business with manufacturers and distributors and their dealers in the existing vertical markets and to expand to other similar markets in the future. Revenues from all of the Company's acquisitions are included in the Equipment Industry revenues. Recurring revenues in the Equipment Industry increased for the three and nine month periods ended April 30, 2000, compared to the same periods last year, primarily due to the acquisitions of Powercom and NDI, both of which had substantial recurring revenue bases, and due to increased revenue from subscription fees and maintenance and support fees from the Company's growing base of manufacturers and dealers. Non-recurring revenues in the Equipment Industry for the three and nine month periods ended April 30, 2000 increased over the same period last year due to increased software and professional services sold to dealers and manufacturer customers. Management expects recurring and non-recurring revenues in the Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2000, as management continues to focus attention and resources in this industry.

Non-Equipment Industry Business

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. The non-Equipment Industry business is characterized by a stable base of customers with long-term relationships with the Company. For the three and nine month periods ended April 30, 2000, recurring and non-recurring revenues decreased, compared to the same periods last year. Management believes the decline in non-recurring revenues may signal that the Company is approaching saturation of the available market for the products and services offered by the Company in these industries. Management also believes that consolidation in the agricultural customer base is the primary reason for the decline in recurring revenues. Management expects revenues in the non-Equipment Industry will remain flat or decline for the remainder of fiscal 2000. These revenues have profitable margins and help to fund ARI's growth in the Equipment Industry. The Company's five-year contracts with the Association of American Railroads and the Associated Press, on which its business in the railroad and non-daily newspaper publishing industries depends, are up for renewal in December 2000. The Company has maintained good relations with the Association of American Railroads and the Associated Press, and, based on discussions with these customers, management believes that it is likely that each contract will be renewed, although there is no assurance that this will be the case.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.



                                                                OPERATING EXPENSES
                                                                  (IN THOUSANDS)


                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      APRIL 30        PERCENT              APRIL 30        PERCENT
                                                                 2000        1999     CHANGE          2000        1999     CHANGE
                                                            -----------  ----------              -----------  ----------
Variable cost of products and services sold (exclusive
of depreciation and amortization shown below)                   $  818      $  836     (2%)         $ 2,629     $ 2,300      14%
Network operations                                                 515         193     167%           1,540         566     172%
Selling, general & administrative                                1,957       1,791       9%           5,877       5,204      13%
Network construction and expansion                                 761         531      43%           2,239       2,040      10%
                                                            -----------  ----------              -----------  ----------

Gross cash expenses                                              4,051       3,351      21%          12,285      10,110      22%


Depreciation and amortization                                    1,357         873      55%           3,788       2,586      46%
Less capitalized portion                                         (569)       (418)      36%         (1,388)     (1,426)     (3%)
                                                            -----------  ----------              -----------  ----------

 Net operating expenses                                        $ 4,839     $ 3,806      27%        $ 14,685    $ 11,270      30%
                                                            ===========  ==========              ===========  ==========



The increase in operating expenses for the three and nine month periods ended April 30, 2000, compared to the same periods last year, was primarily due to cash expenditures and non-cash amortization of software and goodwill, all of which increased substantially as a result of the Powercom and NDI acquisitions completed on September 15, 1998 and May 13, 1999, respectively.

Variable cost of products and services sold consists primarily of royalties, telecommunications, data processing, customization labor and temporary help fees. Variable cost of products and services sold decreased slightly for the three month period ended April 30, 2000, compared to the same period last year, primarily due to the reversal of accrued software royalties which were cancelled in the renegotiations of contracts associated with the NDI acquisition. Variable cost of products and services sold as a percentage of revenue was 25% and 27% for the nine month periods ended April 30, 2000 and 1999, respectively. Management expects gross margins in future quarters to fluctuate based on the mix of products and services sold.

Network operations consists primarily of data center operations, software maintenance agreements for the Company's core network, catalog production and customer support costs. Network operations expense for the three and nine month periods ended April 30, 2000 increased significantly over the same periods last year due to increased customer support and catalog production costs resulting from the NDI acquisition.

The increase in selling, general and administrative expenses for the three and nine month periods ended April 30, 2000, compared to the same periods last year, was due to the addition of the Company's new Williamsburg, Virginia offices and other expenses arising out of the NDI acquisitions. See "Other Items."

The Company's technical staff (in-house and contracted) is allocated between research and development and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Network construction and expansion cost for the three and nine month periods ended April 30, 2000 increased, compared to the same periods last year, primarily due to an increase in resources focused on development of Web-based communications and cataloging software and increased year 2000 compliance efforts in November and December. Management expects network construction and expansion costs to continue to increase as a result of management's decision to focus on development of the Company's Web-based communications and catalog software.

The increase in depreciation and amortization expense for the three and nine month periods ended April 30, 2000, compared to the same periods last year, was due primarily to increased goodwill and other intangible asset amortization resulting from the Powercom and NDI acquisitions and from amortization of completed software products.

Capitalized development costs for the first six months of the year was down, compared to the same period last year, due to the fact that the Company's development resources were focused on software customization projects and Year 2000 remediation projects, both of which are expensed. Capitalized development costs for the three months ended April 30, 2000 increased, compared to the same period last year, as the Company shifted its resources to the development of its Web-based software products.






                                   OTHER ITEMS

Interest expense increased $85,000 for the three month period and $223,000 for the nine month period ended April 30, 2000, compared to the same periods last year. The increases reflect additional financing by the Company under its RFC facility and the WITECH Line, as well as additional debt assumed in the NDI acquisition. Interest expense will fluctuate depending on the use and timing of financing through lines of credit and/or additional equity financing.
See "Liquidity and Capital Resources."

Net loss increased $704,000 and $1,602,000 for the three and nine month periods ended April 30, 2000, respectively, compared to the same periods last year, primarily due to lower than expected revenues resulting from delays in product delivery, as well as, non-cash amortization expenses resulting from the Powercom and NDI acquisitions and from amortization of completed software products. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue while earnings before interest, taxes, depreciation and amortization become positive.

The Company's Year 2000 readiness program was completed on schedule. All of the Company's products have either been discontinued or have Year 2000 compliant versions, which were shipped prior to December 31, 1999, with some minor exceptions that were addressed prior to December 31, 1999 with distribution of patches to a small number of customers to enable them to continue to use the Company's software until the complete Year 2000 compliant version had been implemented. The Company has spent $420,000 on the Year 2000 program out of a total expected expenditure of $550,000. The Company may in the future be subject to claims based on Year 2000 problems in others' products, or issues arising from the integration of multiple products within an overall system. Although the Company has not been a party to any litigation or arbitration proceeding to date involving its products or services and related to Year 2000 compliance issues, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any potential liability on the Company's part for Year 2000-related damages, including consequential damages, could have an adverse effect on the Company's business and financial results.



ACQUISITIONS

Since December 1995, the Company has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions, which augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, approximately 300 acquisition candidates have been evaluated, resulting in four completed acquisitions.

CD\*.IMG, INC.
On November 4, 1996, the Company completed the acquisition of cd\*.IMG, Inc. ("CDI"). CDI was in the business of publishing electronic parts catalogs and the software that dealers and repair shops in the Equipment Industry use to read the catalogs. CDI's PLUS(1)(R) electronic parts catalog featured parts information from over 20 manufacturers in the outdoor power equipment, marine, motorcycles and power sports industries. PartSmart(TM), which the Company acquired as part of the NDI transaction, described below, will replace PLUS(1)(R) in these industries.

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


                                           CASH FLOW INFORMATION
                                               (IN THOUSANDS)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                    APRIL 30        PERCENT        APRIL 30         PERCENT
                                                2000        1999     CHANGE    2000         1999    CHANGE
                                              ----------  ----------         ----------   ---------
Net cash used in operating activities
   before changes in working capital            $ (206)     $  (16)  (1188%)  $  (671)    $  (301)    (123%)
Net cash used in investing activities             (552)       (403)    (37%)   (1,411)     (1,597)       12%
                                              ----------  ----------         ----------   ---------
   Subtotal                                       (758)       (419)    (81%)   (2,082)     (1,898)     (10%)
Effect of net changes in working capital          (212)         (3)  (6967%)         3         412     (99%)
                                              ----------  ----------         ----------   ---------
   Net cash used in operating and investing     $ (970)     $ (422)   (130%)  $(2,079)    $(1,486)     (40%)
      activities                              ==========  ==========         ==========   =========





Net cash used in operating activities before changes in working capital increased primarily due to lower than expected revenues and increased expenditures related to product customization and Year 2000 compliance efforts. Management expects increased revenues and decreased overhead in the second half of the year, as product is implemented and Year 2000 compliance is completed, to decrease net cash used in operations. However, there can be no assurance that these results will be ultimately achieved.

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 2000 due to non-cash expenses and there can be no assurance that profitability will be achieved thereafter.

At April 30, 2000, the Company had cash and cash equivalents of approximately $1,145,000 compared to approximately $127,000 at July 31, 1999.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.


                                               DEBT SCHEDULE
                                              (IN THOUSANDS)
                                                        APRIL 30            JULY 31
                                                          2000                1999                NET
                                                       (UNAUDITED)         (AUDITED)            CHANGE
                                                       ------------        -----------        ------------
  Debt to Shareholder:
     Current portion  of line of credit                 $        -             $  246            $   (246)
     Current portion of notes payable                          333                  -                 333
     Long-term portion of Line of credit payable                 -              2,754              (2,754)
     Long-term portion of notes payable                        472                734                (262)
                                                       ------------        -----------        ------------
        Total Debt to Shareholder                              805              3,734              (2,929)

  Subordinated Debenture:
     Long-term notes payable other                           4,000                  -               4,000
     Debt discount (common stock warrants and options)      (2,459)                 -              (2,459)
                                                       ------------        -----------        ------------
        Total Subordinated Debenture                         1,541                  -               1,541

  Other Debt:
     Current portion of notes payable other                    325                385                 (60)
     Long-term notes payable other (net of discount)           146                  -                 146
                                                       ------------        -----------        ------------
        Total Other Debt                                       471                385                  86
                                                       ------------        -----------        ------------
  Total Debt                                               $ 2,817            $ 4,119            $ (1,302)
                                                       ============        ===========        ============



On April 27, 2000, the Company issued and sold pursuant to a Securities Purchase Agreement, dated as of April 25, 2000, by and among the Company and RGC International Investors, LDC (the "Investor"), (i) a convertible subordinated debenture in the amount of Four Million Dollars ($4,000,000) due on April 27, 2003 (the "Debenture"), and convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock"), (ii) warrants to purchase Six Hundred Thousand (600,000) shares of Common Stock (the "Warrants"), and
(iii) an investment option to purchase Eight Hundred Thousand (800,000) shares of Common Stock (the "Investment Option"). The Investment Option expires on October 27, 2001 and the Warrants expire on April 27, 2005. The Debenture is convertible into Common Stock at $4 per share and the Warrants and Investment Option are exercisable at $6 per share. At any time after October 27, 2000, the Company can require the Investor to convert the amount owed under the Debenture into Common Stock at $4.00 per share provided that: (i) the closing bid price of the Common Stock has been greater than $6.60 for twenty (20) consecutive trading days and (ii) the Company's resale registration statement has been effective for at least three (3) months. At any time after April 27, 2001, the Company can require the Investor to exercise the Investment Option if the closing bid price of the Common Stock is greater than $9.90 for twenty (20) consecutive trading days and the Company's resale registration statement has been effective for at least three (3) months. If exercised, the Investment Option would contribute an additional Four Million Eight Hundred Thousand Dollars ($4,800,000) of working capital to the Company.

ARI has a line of credit with WITECH that has been in place since October 4, 1993 (the "WITECH Credit Facility"). On September 30, 1999, ARI and WITECH restructured the $3.0 million outstanding under the WITECH Credit Facility to provide for (i) a $1.0 million revolving line of credit (the "WITECH Line") which expires on December 31, 2001; (ii) a $1.0 million term loan (the "WITECH Term Loan") payable in equal monthly principal installments over three years, commencing November 1, 1999; and (iii) WITECH's purchase of $1.0 million of ARI's common stock at $5.125 per share. The WITECH Line bears interest at prime plus 2.0% and the WITECH Term Loan bears interest at prime plus 3.25%. In conjunction with obtaining the WITECH Credit Facility, since 1993, ARI has issued to WITECH 350 shares of its non-voting cumulative preferred stock and total warrants for the purchase of up to 280,000 shares of its common stock, including (i) warrants for the purchase of 250,000 shares at $2.125 per share and (ii) warrants for the purchase of 30,000 shares of its common stock at $4.00 per share. The exercise price under the warrants is reduced if ARI issues stock at less than the then current exercise price. WITECH also purchased 20,000 shares of non-voting cumulative preferred stock on July 15, 1997. Of the 280,000 warrants to purchase shares of Common Stock currently owned by WITECH; (i) warrants to purchase 175,000 shares of Common Stock at $2.125 expire on October 1, 2000; (ii) warrants to purchase 75,000 shares of Common Stock at $2.125 expire on January 1, 2002; and (iii) warrants to purchase 30,000 shares of Common Stock at $4.000 expire on October 1, 2006. If fully exercised, the warrants would contribute an additional Six Hundred Fifty One Thousand Two Hundred Fifty Dollars ($651,250) of working capital to the Company.

On December 21, 1999, the Company and WITECH amended the WITECH Line to enable the Company to borrow an additional Five Hundred Thousand Dollars ($500,000) under the WITECH Line (the "Bridge Loan"). The Bridge Loan bore interest at prime plus 2.0%. As consideration for the Bridge Loan, ARI paid a closing fee of $50,000 to WITECH.

On April 27, 2000, the Company used a part of the proceeds from the sale of the Debenture to (i) pay down the outstanding amount due under the WITECH Line and
(ii) repay the Bridge Loan and the interest and closing fee associated therewith. ARI's ability to borrow up to $1,000,000 under the WITECH Line will remain in place until December 31, 2001. As of June 12, 2000 there are no amounts outstanding under the WITECH Line.

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

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI is required to pay a Commitment Fee of: $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three years by paying: 3.0% of the Purchase Commitment during the first year; 2.0% of the Purchase Commitment during the second year; and 1.0% of the Purchase Commitment during the third year. Initial funding was actually $1,045,000, of which $182,000 was immediately used to pay off the Briggs Line. The balance of the RFC Facility at April 30, 2000 was $865,000.

Management believes that funds generated from operations, the Debenture and the WITECH Line will be adequate to fund the Company's operations and investments through fiscal 2001. Management may consider the acquisition of strategic investment partners and the sale of additional securities as sources of funding for investment opportunities that may arise. On a long-term basis, management believes that cash for operations as well as capital expenditures will come principally from cash generated from operations.





                           FORWARD LOOKING STATEMENTS

Certain statements contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs and product development schedules and plans. Other forward looking information includes (i) information included or incorporated by reference in our future filings with the Commission including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans and (ii) information contained in written material, releases and oral statements issued by us, or on our behalf, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Generally, the words "anticipates," "believes," "expects," "intends" and similar expressions identify forward looking statements. The Company's actual results may differ materially from those contained in the forward looking statements identified above. Factors which may cause such a difference to occur, include, but are not limited to, those factors set forth in the section entitled "Risk Factors," in the Company's registration statement on Form S-3 filed on May 12, 2000.

                           PART II. OTHER INFORMATION




ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 8, 2000, the Company issued 12,500 shares of Common Stock to Gordon
J. Bridge, a director of the Company, for his development of the Company's World Wide Web site. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On April 10, 2000, the Company issued 10,353 shares of Common Stock to Tucker Anthony Cleary Gull ("Tucker Anthony") for services provided as its financial advisor. The services provided by Tucker Cleary include advisory services connected to ARI's consummation of a working capital facility from RFC Capital Corporation, the acquisition of substantially all of the assets of POWERCOM 2000, and the merger with Network Dynamics Incorporated. The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On April 27, 2000, (the "Company") issued and sold pursuant to a Securities Purchase Agreement, dated as of April 25, 2000, by and among the Company and RGC International Investors, LDC (the "Investor"), (i) a convertible subordinated debenture in the amount of Four Million Dollars ($4,000,000) due on April 27, 2003 (the "Debenture"), and convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock"), (ii) warrants to purchase Six Hundred Thousand (600,000) shares of Common Stock (the "Warrants"), and
(iii) an investment option to purchase Eight Hundred Thousand (800,000) shares of Common Stock (the "Investment Option"). The Investment Option expires on October 27, 2001 and the Warrants expire on April 27, 2005. The Debenture is convertible into Common Stock at $4 per share and the Warrants and Investment Option are exercisable at $6 per share. At any time after October 27, 2000, the Company can require the Investor to convert the amount owed under the Debenture into Common Stock at $4.00 per share provided that: (i) the closing bid price of the Common Stock has been greater than $6.60 for twenty (20) consecutive trading days and (ii) the Company's resale registration statement has been effective for at least three (3) months. At anytime after April 27, 2001, the Company can require the Investor to exercise the Investment Option if the closing bid price of the Common Stock is greater than $9.90 for twenty (20) consecutive trading days and the Company's resale registration statement (see below) has been effective for at least three (3) months. If exercised, the Investment Option would contribute an additional Four Million Eight Hundred Thousand Dollars ($4,800,000) of working capital to the Company. The securities were sold as a transaction exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Pursuant to the terms of a Registration Rights Agreement, dated as of April 27, 2000, by and among the Company and the Investor, on May 12, 2000, the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 under the Securities Act to register for resale the shares of Common Stock which are issuable upon conversion of the Debenture and upon exercise of the Warrants and Investment Option.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a)       Exhibits

                  27    Financial Data Schedule

         b)       Reports on Form 8-K.

                  On February 22, 2000, the Company filed a Report on Form 8-K with respect to Item 5 thereof

                  On May 2, 2000, the Company filed a Report on Form 8-K with respect to Item 5 thereof.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          ARI Network Services, Inc.
          (Registrant)


Date:     June 14, 2000                                   /s/ Brian E. Dearing
          Brian E. Dearing, Chairman of the Board      -----------------------
          (and acting CFO)