Form 10-K
period 2000-07-31
ARI NETWORK SERVICES INC /WI
filed 2000-10-30
CIK 879796

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                   -----------

(XX)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     for the fiscal year ended July 31, 2000
                                       or
(  )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ...............  to ...............

Commission File No. 0-19608
                           ARI NETWORK SERVICES, INC.
             (Exact name of registrant as specified in its charter)


   Wisconsin                                 39-1388360
   (State or other jurisdiction of           (I.R.S.Employer Identification No.)
   incorporation or organization)

   330 East Kilbourn Ave.                    53202-3149
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


                                  YES  X      NO
                                     -----      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]
            -----
As of October 23, 2000, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ National Market System) was approximately $6.7 million.

As of October 23, 2000, there were 6,168,270 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2000, for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.


================================================================================

ITEM 1.  BUSINESS


BUSINESS OVERVIEW

ARI Network Services, Inc. (the "Company" or "ARI") is a provider of partner relationship management ("PRM") and business-to-business ("B2B") e-Commerce solutions to manufacturers in selected industries with shared service networks and distribution channels. We focus our sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the "Equipment Industry"), providing direct sales and service in North America and operating through value-added sales and service agents elsewhere. Sales for these manufacturers are driven by their dealers' needs for parts for repair, warranty, and maintenance services. The Equipment Industry is made up of separate sub-markets in which the manufacturers share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance, auto parts aftermarket and others. By "Equipment" we mean capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing 67% of fiscal 2000 revenue. We expect this percentage to continue to increase in fiscal 2001 and beyond.

Our products and services enable Equipment Industry manufacturers to automate business communications with their trading partners world wide (which include distributors, dealers, and service points) and transact B2B e-Commerce with these partners. We supply two types of PRM/e-Commerce software and services: robust Web and CD-ROM electronic parts catalogs and partner transaction processing. The electronic cataloging products and services enable partners in a shared distribution and service network to electronically look up technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers. The partner transaction processing products and services allow the manufacturers and their distribution and service partners to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries. Our products and services use the Internet for data transport and a combination of the World-Wide Web and CD-ROM technology for user interfaces and data presentation.

Our sales and marketing process is focused primarily on Equipment Industry manufacturers that sponsor our products and services to their dealers, distributors and/or service points. These manufacturers have the financial capability and business power to implement an automation strategy throughout their service and distribution networks. We believe that the implementation of our products can increase partner loyalty and productivity as well as end-customer satisfaction. In addition to software licenses and support services, a typical implementation for a given manufacturer will involve professional services for project management, software customization, and roll-out management. Once manufacturer sponsorship is obtained, we also develop a direct business relationship with the distributors, dealers, and service points for software and services.

An important aspect of our business is the relationships we have developed with over 100 dealer business management system providers. A dealer business management system is used to manage inventory, maintain accounting records, bill customers and focus marketing efforts. Our software's ability to interface with these systems provides the end-user with a more robust, informative, and cost-effective e-Commerce solution.

Our customer base currently comprises approximately 100 manufacturers in 12 different sub-markets of the Equipment Industry, as well as over 20,000 dealers, distributors, and repair facilities in more than 100 countries. No single customer accounted for 10% or more of our revenues in fiscal 2000.

As part of our historical business practice, we continue to provide e-Commerce services to certain non-equipment industries, including the U.S. and Canadian agribusiness industry, the U.S. and Canadian freight transportation industry, and the U.S. non-daily newspaper publishing industry. In these non-equipment industries, we provide electronic directory and transaction services as well as on-line information management services. In fiscal 2000, these products and services accounted for 33% of our total revenue.

Our executive offices are located at 330 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 and our telephone number at that location is (414) 278-7676. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com(TM).

MISSION AND STRATEGY

Our mission is to be the leading provider of PRM/e-Commerce for sales, services and products in selected manufacturing industry segments with shared distribution channels and service networks. Our vision is that whenever a manufacturer in one of our target markets communicates or does business electronically with a distributor, dealer or service location, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets and to lead with two services: (i) electronic product catalogs and (ii) distributor/dealer communications. After establishing a position in a market, we will then bring other products and services to bear in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality software and services that industry participants will adopt and use effectively.

Our strategy includes driving growth in our targeted markets through three distinct programs: (i) sales; (ii) strategic alliances; and (iii) acquisitions. Our external sales team focuses on large manufacturers and distributors in the targeted industry sectors, while internal telesales representatives sell to dealers and small to medium sized distributors. Outside of North America, we sell to manufacturers directly, but use local agents to provide sales and support to dealers. Through our COMPASS Partners(TM) program, we have strategic alliance relationships with over 100 companies that provide software and services to manufacturers, distributors and dealers in our targeted industries. We seek alliance partners that provide the software and services that complement our products, such as dealer or distributor business management and point of sale systems, which allow us to provide a complete end-to-end solution that links the internal business systems of dealers to those of distributors and manufacturers. These alliance relationships range from simple technical interface agreements to value-added reseller arrangements. We have recently implemented a program under which we are searching out targets for strategic alliances that can help us reach new customers and expand our product offering to the manufacturers in our target markets. We also have an active acquisition program that has generated four acquisitions in the last four years. We seek to acquire businesses with market positions in our targeted markets, additional products that we can provide to our customer base, and/or talent which supplements our current staff.

Through our sales, alliance and acquisition programs, we expect to expand our business both by growing market share in our current Equipment sectors and by entering new sectors.

PRODUCTS AND SERVICES

We offer two basic kinds of PRM/e-Commerce services to our customers in the Equipment Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment and (ii) electronic communications for exchanging documents such as purchase orders, invoices, and warranty claims. The following table shows the software products and services that we offer, a brief description of the products and the industries where they are currently in use.

------------------------------------------------------------------------------------------------------------------------
                                              ELECTRONIC CATALOG PRODUCTS AND SERVICES
-------------------------- ------------------------------------------------------- -------------------------------------
   PRODUCT OR SERVICE                        DESCRIPTION                                  PRIMARY INDUSTRY
-------------------------- ------------------------------------------------------- -------------------------------------

EMPARTweb(TM)              Web-based electronic parts catalog based upon the       Equipment - outdoor power, auto
                           EMPART database technology                              parts aftermarket, marine and
                                                                                   motorcycle
-------------------------- ------------------------------------------------------- -------------------------------------
PartSmart(TM)              Electronic parts catalog for equipment dealers          Equipment - all sub-markets except
                                                                                   RV and manufactured housing
-------------------------- ------------------------------------------------------- -------------------------------------
EMPARTviewer(TM)           Electronic parts catalog viewing software               Equipment - RV and manufactured
                                                                                   housing only
-------------------------- ------------------------------------------------------- -------------------------------------
EMPARTpublisher(TM)        Electronic parts catalog creation software used to      Equipment - all sub-markets
                           produce catalogs for viewing on EMPARTweb, PartSmart,
                           and EMPARTviewer
-------------------------- ------------------------------------------------------- -------------------------------------
Electronic publishing      Project management, data conversion, editing,           Equipment - all sub-markets
services                   production, and distribution services for
                           manufacturers who wish to outsource catalog
                           production operations
-------------------------- ------------------------------------------------------- -------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                           ELECTRONIC COMMUNICATIONS PRODUCTS AND SERVICES
-------------------------- ------------------------------------------------------- -------------------------------------
   PRODUCT OR SERVICE                           DESCRIPTION                                  PRIMARY INDUSTRY
-------------------------- ------------------------------------------------------- -------------------------------------

  TradeRoute(R)web           Web-based e-Commerce system to support transactions     Equipment - outdoor power
                             such as product ordering, warranty claims and other
                             business processes
-------------------------- ------------------------------------------------------- -------------------------------------
  TradeRoute(R)              Document handling and communications for product        Equipment - all sub-markets
                             ordering, warranty claims and other business documents
-------------------------- ------------------------------------------------------- -------------------------------------
  Professional services      Project management, software customization,             Equipment - all sub-markets
                             roll-out management, and help desk
                             support services
-------------------------- ------------------------------------------------------- -------------------------------------


ACQUISITIONS

Since December 1995, ARI has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program's inception, more than 300 acquisition candidates have been evaluated, resulting in four completed acquisitions. The following table shows selected information regarding these acquisitions:

------------------------- ----------------------------------------------- ---------------------------------------------------
    ACQUISITION DATE              ACQUIRED COMPANY AND LOCATION              DESCRIPTION OF ACQUIRED COMPANY
------------------------- ----------------------------------------------- ---------------------------------------------------
November 4, 1996          cd\*.IMG, Inc. ("CDI")                          CDI developed the Plus1(R)electronic
                          New Berlin, WI                                  parts catalog which featured parts
                                                                          information from over 20 manufacturers
                                                                          in the outdoor power, marine, motorcycle
                                                                          and sports industries.
------------------------- ----------------------------------------------- ---------------------------------------------------
September 30, 1997        Empart Technologies, Inc. ("EMPART")            EMPART provided us with the
                          Foster City, CA                                 EMPARTpublisher and EMPARTviewer
                                                                          software.
------------------------- ----------------------------------------------- ---------------------------------------------------
September 15, 1998        POWERCOM-2000 ("POWERCOM"), a subsidiary of     POWERCOM provided electronic catalog
                          Briggs & Stratton Corporation                   and communication services to a
                          Colorado Springs, CO                            number of manufacturers in North America,
                                                                          Europe, and Australia in the outdoor power,
                                                                          power tools, and power sports industries.
------------------------- ----------------------------------------------- ---------------------------------------------------
May 13, 1999              Network Dynamics Incorporated ("NDI")           NDI provided us with the PartSmart electronic
                          Williamsburg, VA                                catalog which was used by over 10,000 dealers
                                                                          to view catalogs from 50 different manufacturers
                                                                          in 6 sectors of the Equipment Industry.
------------------------- ----------------------------------------------- ---------------------------------------------------

Our acquisitions have been successful, allowing us to increase our growth rate by adding new products, expanding into new markets, increasing our penetration of existing markets and adding new talent.

COMPETITION

Competition for ARI's products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, our direct competitors include Bell & Howell, Enigma, and NetVendor Inc. and a variety of small companies focused on specific industries. Many of these smaller companies may also represent acquisition targets for us. There are also other companies that provide more general e-Catalog services such as Saqqara Systems, Inc. and Requisite Technology, Inc. that may in the future directly compete with us in our target markets. In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, Commerce One, and i2 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future. In the communications part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. There are also large, general market e-Commerce companies like SBC Technologies Inc., Click Commerce, Inc. and Peregrine Systems, Inc., which offer products and services which could address some of our customers needs. These general e-Commerce companies do not typically compete with us directly, but they could decide to do so in the future. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called "net communities," such as Chemdex or VerticalNet, which could expand their offerings to target our served markets. Finally, given the high level of interest in Internet-related investment opportunities and the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.

ARI's primary competitive advantages are (i) our focus on our target markets and the industry knowledge and customer relationships we have developed in those target markets, (ii), our robust electronic parts catalog software products, and
(iii) our relationships with over 100 dealer business management system providers. When combined with products and services that are designed for our targeted industries, we believe that our competitive advantages will enable us to compete effectively and sustainably in these markets.

EMPLOYEES

As of September 30, 2000, we had 137 full-time equivalent employees. Of these, 20 are engaged in maintaining or developing software and providing software customization services, 27 are in sales and marketing, 34 are engaged in catalog creation and maintenance or database management, 38 are involved in customer implementation and support and 18 are involved in administration and finance. None of these employees is represented by a union.

ITEM 2.  PROPERTIES

ARI occupies approximately 23,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring July 31, 2002. This facility houses our headquarters and data center. In Colorado Springs, Colorado, we occupy approximately 5,500 square feet of office space under a lease expiring January 31, 2006. In Williamsburg, Virginia we occupy approximately 5,100 square feet of office space under a lease that expires October 1, 2004. In the Netherlands we occupy approximately 450 square feet of office space under a month-to-month lease.

ITEM 3.  LEGAL PROCEEDINGS

ARI is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names of ARI's executive officers as of September 30, 2000. The officers serve at the discretion of the Board.



Name                            Age      Capacities in Which Serving
----                            ---      ---------------------------

Brian E. Dearing                 45      Chairman of the Board of Directors, CEO,
                                         President, Acting CFO,
                                         Secretary and Treasurer
John C. Bray                     43      Vice President of Sales
Michael E. McGurk                52      Vice President of Technology Operations
Frederic G. Tillman              38      Vice President of Technology Development
--------------------


BRIAN E. DEARING. Mr. Dearing, Chief Executive Officer and a director since 1995 and Chairman of the Board of Directors since 1997, is CEO, President, and Acting Chief Financial Officer, Secretary and Treasurer. Prior to joining ARI, Mr. Dearing held a series of electronic commerce executive positions at Sterling Software, Inc. in the U.S. and in Europe. Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services since 1986. Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a BA in Political Science from Union College.

JOHN C. BRAY. Mr. Bray was appointed Vice President of Sales in September 1996. Prior to joining ARI, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services (GEIS) in Rockville, Maryland. Before joining GEIS, Mr. Bray had a six year sales career at AT&T, culminating in his appointment as Regional Vice President of Sales for AT&T's EasyLink Services, where he was responsible for marketing electronic commerce services. He holds a BA in marketing from the University of Iowa.

MICHAEL E. MCGURK. Mr. McGurk was appointed Vice President of Technology in January 1997 and became Vice President of Technology Operations in August 1999. Prior to joining ARI, Mr. McGurk developed and operated a large format printing services business for customers involved in business process re-engineering projects. Before opening the printing service, Mr. McGurk had a twelve year career in information technology management at various divisions of General Electric, including GE Medical Systems, GE Corporate and GE Aircraft Engines. Mr. McGurk's early career included sales and technology positions at Cullinet and CinCom Systems. Mr. McGurk holds an MBA and BS in general business from Miami University in Ohio.

FREDERIC G. TILLMAN. Mr. Tillman was appointed Vice President of Technology Development in August 1999. He joined ARI in September 1998 as part of the acquisition of Powercom where he had been Vice President of Software Development. Prior to joining Powercom in May 1998, Mr. Tillman was Director of New Product Development for ADAC Healthcare Information Systems in Houston, Texas, a producer of information systems for hospital laboratories and radiology departments. Before joining ADAC in 1990, Mr. Tillman spent six years at General Dynamics as a software engineer. Mr. Tillman holds an MBA from Texas Christian University and a BS in Computer Science from Oklahoma State University.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ARI's common stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation - National Market System ("NASDAQ-NMS") under the symbol ARIS. The following table sets forth the high and low bid quotations (which are not necessarily the closing sales price) on the NASDAQ-NMS for the periods indicated.



Fiscal Quarter Ended                         High           Low

October 31, 1998 . . . . . . . . . . . . .   $2.375         $1.500

January 31, 1999 . . . . . . . . . . . . .   $2.750         $1.750

April 30, 1999 . . . . . . . . . . . . . .   $8.250         $1.875

July 31, 1999. . . . . . . . . . . . . . .   $7.313         $3.250

October 31, 1999. . . . . . . . . . . . .    $6.375         $3.500

January 31, 2000 . . . . . . . . . . . . .   $18.625        $3.250

April 30, 2000. . . . . . . . . . . . . .    $12.750        $3.500

July 31, 2000 . . . . . . . . . . . . . .    $6.000         $2.000



As of October 23, 2000, there were approximately 229 holders of record of the Company's common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 2000, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. Audited Financial Statements and Notes as of July 31, 2000 and 1999 and for each of the three years in the period ended July 31, 2000, and the report of Ernst & Young LLP thereon are included elsewhere in this Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere herein.


                          STATEMENT OF OPERATIONS DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          YEAR ENDED JULY 31
                                                    ---------------------------------------------------------------
                                                      2000         1999          1998         1997         1996
                                                    ----------   ----------   -----------   ----------   ----------

Network and other services revenues                   $ 9,743      $ 8,616     $   5,811     $  5,235     $  4,484
Software revenues                                       2,545        2,822         1,431          888          418
Professional services revenues                          2,272        1,450           722          790          350
                                                    ----------   ----------   -----------   ----------   ----------
     Total revenues                                    14,560       12,888         7,964        6,913        5,252

Operating expenses:
    Variable cost of network and other services sold    1,415        1,431         1,327        1,035          925
    Variable cost of software sold                        390          486           212          168           85
    Variable cost of professional services sold         1,965        1,234           407          484          203
    Depreciation and amortization                       5,002        3,830         2,142        1,722        1,800
    Network operations                                  2,048        1,017           708        1,004          919
    Selling, general and administrative                 8,214        6,995         4,586        4,819        4,585
    Network construction and expansion                  2,779        2,786         2,198        1,897        1,897
                                                    ----------   ----------   -----------   ----------   ----------
     Operating expenses before amounts capitalized     21,813       17,779        11,580       11,129       10,414
    Less capitalized portion                          (1,729)      (1,802)       (1,546)      (1,155)      (1,230)
                                                    ----------   ----------   -----------   ----------   ----------
       Net operating expenses                          20,084       15,977        10,034        9,974        9,184
                                                    ----------   ----------   -----------   ----------   ----------
Operating loss                                        (5,524)      (3,089)       (2,070)      (3,061)      (3,932)
Other income (expense)                                  (822)        (326)          (70)        (214)        (274)
                                                    ----------   ----------   -----------   ----------   ----------
    Net loss                                        $ (6,346)     $(3,415)     $ (2,140)     $(3,275)     $(4,206)
                                                    ==========   ==========   ===========   ==========   ==========

Weighted average common shares outstanding              6,002        5,061         4,119        3,611        3,114
Basic and diluted net loss per share                $  (1.06)     $ (0.67)     $  (0.52)     $ (0.91)     $ (1.35)


                                                                     SELECTED BALANCE SHEET DATA

Working capital (deficit)                           $ (3,424)     $ (3,476)    $     762     $  (689)     $(3,412)
Capitalized network system (net) *                     11,901       14,052         9,122        8,957        9,264
Total assets                                           18,488       20,438        12,808       11,416       11,479
Current portion of long-term debt and capital
   lease obligations                                      933          713            58           64           63
Total long-term debt and capital lease obligations      2,695        3,511         1,653            8           22
Total shareholders' equity                              8,415        9,756         8,962        8,947        6,182



* Fiscal 1999 includes a reclassification of $5,208 from goodwill as a result of the finalization of the purchase price allocation for the NDI acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Total revenue grew 13% during fiscal 2000 compared to fiscal 1999, while revenues in the Equipment Industry grew 31%. Management attributes the less than expected increase in total revenue to late delivery of the Company's communications software and to a 12% decline in non-Equipment Industry revenues. The development delays negatively affected our expected recurring revenues by delaying deployment of the software to customers who had already signed with us. The delay also affected non-recurring revenues because the existing accounts could not be referenced as a fully deployed account and because the development team was assigned to existing accounts, and therefore was not available to work on newly signed accounts. Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") declined from $727,000 in 1999 to negative $551,000 in 2000 and net loss grew as the Company spent money, without the corresponding increase in revenues, to address the software development issues and position us to resume our expected growth rate of between 20% and 30% in fiscal 2001. Based on the Company's current forecasts, management expects EBITDA to be positive in fiscal 2001 and does not anticipate requiring any additional cash beyond our existing reserves and credit facilities. Due to non-cash amortization of goodwill and other intangibles from the Company's acquisitions, management does not expect to reach full profitability until fiscal 2003. See "Forward Looking Statements."

                                    REVENUES

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the Equipment Industry and all other industries. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing about two thirds of the Company's revenue in fiscal 2000.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's financial statements:

                               REVENUE BY INDUSTRY
                                 (IN THOUSANDS)


                                                                   YEAR ENDED JULY 31
                                        --------------------------------------------------------------------------
                                                                PERCENT                                PERCENT
                                           2000        1999      CHANGE            1999        1998     CHANGE
                                           ----        ----     -------            ----        ----    -------
 INDUSTRY:
 Equipment Industry
    Recurring                          $  5,794    $  3,243         79%        $  3,243     $   606       435%
    Non-recurring                         3,914       4,157        (6%)           4,157       1,588       162%
                                     ----------   ---------                  ----------   ---------
    Subtotal                              9,708       7,400         31%           7,400       2,194       237%

 Other Revenues
    Recurring                             4,520       4,841        (7%)           4,841       4,600         5%
    Non-recurring                           332         647       (49%)             647       1,170      (45%)
                                     ----------   ---------                   ----------   ---------
    Subtotal                              4,852       5,488       (12%)           5,488       5,770       (5%)


 Total Revenue
    Recurring                            10,314       8,084         28%           8,084       5,206        55%
    Non-recurring                         4,246       4,804       (12%)           4,804       2,758        74%
                                     ----------   ---------                  ----------   ---------
    Grand Total                        $ 14,560    $ 12,888         13%        $ 12,888     $ 7,964        62%
                                     ==========   =========                  ==========   =========



Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Recurring revenues increased in fiscal 2000 and fiscal 1999, compared to the prior year, primarily due to increases in the Equipment Industry revenues driven by the Powercom and NDI acquisitions. Recurring revenue, as a percentage of total revenue, increased from 65% in fiscal 1998 and 63% in fiscal 1999 to 71% in fiscal 2000 primarily due to increases in the customer base in the Equipment Industry caused by the Powercom and NDI acquisitions and to a drop in non-recurring revenues. Management believes a ratio of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter or year to year.

Non-recurring revenues are derived from initial software license fees and professional services fees. Non-recurring revenues increased in fiscal 1999, compared to the prior year, primarily due to increased new business in the Equipment Industry. These new sales decreased in fiscal 2000, compared to fiscal 1999, as the Company experienced delays in the development of customized communications software. The Company has installed its TradeRoute(R) software at over 3,000 dealer locations as of the end of fiscal 2000. Management believes that non-recurring revenues will increase during fiscal 2001 because most of the development issues have been solved.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance, auto parts after market and others. Management's strategy is to expand the Company's electronic parts catalog software and services and dealer communication business with manufacturers and distributors and their dealers in the existing vertical markets and to expand to other similar markets in the future. Revenues from all of the Company's acquisitions are included in the Equipment Industry revenues. Recurring revenues in the Equipment Industry increased in fiscal 2000 and fiscal 1999, compared to the prior year, primarily due to the acquisitions of Powercom and NDI, both of which had substantial recurring revenue bases. Non-recurring revenues in the Equipment Industry decreased in fiscal 2000, compared to the prior year, primarily due to delays in the delivery of the Company's customized communications software. Non-recurring revenues in the Equipment Industry increased in fiscal 1999, compared to the prior year, due to increased software and professional services sold to new and existing manufacturer customers, primarily in the recreation vehicle market. Management expects recurring and non-recurring revenues in the Equipment Industry to increase at a higher percentage of total revenues in fiscal 2001, as management continues to focus attention and resources in this industry.

Non-Equipment Industry Business

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. Other than a slight increase in recurring revenues in fiscal 1999 due to a price increase, both recurring and non-recurring revenues in this business decreased over the prior year in fiscal 2000 and in fiscal 1999. Management believes the decline in non-recurring revenues may signal that the Company is approaching saturation of the available market for the products and services offered by the Company in these industries and that consolidation in the agricultural customer base is the primary reason for the decline in recurring revenues. Management expects revenues in the non-Equipment Industry business will decline in fiscal 2001.

Our five-year contract with the Association of American Railroads, on which our business in the railroad industry depends, will expire in December, 2000. We have maintained our relationship with the Association of American Railroads and management expects that a new contract will be negotiated before December 2000, although there is no assurance that this will be the case. Management believes that the revenue from any new contract will be significantly less than the revenue recognized under the current contract. Our five-year contract with the Associated Press, on which our business in the non-daily newspaper publishing industries depends, is also up for renewal in December 2000. We have maintained good relations with the Associated Press, and, based on discussions we have had, management believes that it is likely that the contract will be renewed, although there is no assurance that this will be the case.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's financial statements:

                               OPERATING EXPENSES
                                 (IN THOUSANDS)

                                                                       YEAR ENDED JULY 31
                                              ---------------------------------------------------------------------
                                                                      PERCENT                               PERCENT
                                                2000         1999      CHANGE         1999         1998      CHANGE
                                              ---------   ----------               ---------    ---------
Variable cost of products and services sold
  (exclusive of depreciation and amortization
   shown below)                                $  3,770     $  3,151      20%       $  3,151     $  1,946       62%
Network operations                                2,048        1,017     101%          1,017          708       44%
Selling, general & administrative                 8,214        6,995      17%          6,995        4,586       53%
Network construction and expansion                2,779        2,786       0%          2,786        2,198       27%
                                              ---------   ----------               ---------    ---------

Gross cash expenses                              16,811       13,949      21%         13,949        9,438       48%

Depreciation and amortization                     5,002        3,830      31%          3,830        2,142       79%
Less capitalized portion                        (1,729)      (1,802)     (4%)        (1,802)      (1,546)       17%
                                              ---------   ----------               ---------    ---------

Net operating expenses                         $ 20,084     $ 15,977      26%       $ 15,977     $ 10,034       59%
                                              =========   ==========               =========    =========



All categories of operating expense increased over the past two fiscal years primarily as a result of the Powercom and NDI acquisitions completed on September 15, 1998 and May 13, 1999, respectively.

Variable cost of products and services sold consists primarily of royalties, telecommunications, customization and catalog production labor and temporary help fees. Variable cost of products and services sold increased in fiscal 2000 and fiscal 1999, compared to the prior year, primarily as a result of increased revenues. Variable cost of products and services sold as a percentage of total revenue increased slightly to 26% in fiscal 2000, from 24% in fiscal 1999 and fiscal 1998 due to development cost overruns. Variable cost of professional services sold as a percentage of professional services revenue was 86% in fiscal 2000 compared to 85% in fiscal 1999 and 56% in fiscal 1998. The increases in fiscal 2000 and fiscal 1999, compared to fiscal 1998, were due to cost overruns on several major software customization projects in the Equipment Industry. Most of these projects have been completed or will be completed by the first quarter of fiscal 2001. Network and other services cost of sales as a percentage of network and other services revenue was 15% in fiscal 2000 compared to 17% in fiscal 1999 and 23% in fiscal 1998. Software cost of sales as a percentage of software revenue was 15% in fiscal 2000, compared to 17% in fiscal 1999 and 15% in fiscal 1998. Management expects gross margins to remain approximately between 74% and 76% in fiscal 2001 and to fluctuate slightly from quarter to quarter based on the mix of products and services sold.

Network operations costs consist primarily of data center operations, software maintenance agreements for the Company's core network, catalog data maintenance and customer support. Network operations costs increased significantly in fiscal 2000 compared to fiscal 1999 and fiscal 1998 due to increased staffing in the catalog data maintenance area from the May 13, 1999 acquisition of NDI. Management expects these costs to continue to increase, but at a slower rate than revenues.

Selling, general and administrative expenses ("SG&A") increased in fiscal 2000, compared to fiscal 1999 and fiscal 1998, due to additional costs absorbed in the Powercom and NDI acquisitions. SG&A, as a percentage of revenue, increased to 56% in fiscal 2000 from 54% in fiscal 1999 after having steadily decreased for each of the four previous fiscal years due to additional costs absorbed from the acquisition of NDI without a corresponding increase in revenue. Management expects SG&A to decline as a percentage of sales in the future.

The Company's technical staff (in-house and contracted) is allocated between network construction and expansion and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses from quarter to quarter, as the mix of development and customization activities will change based on customer requirements. During fiscal 2000, our technical resources were focused primarily on customization projects for our customers in the recreation vehicles market that are in the process of implementing our TradeRoute(R) dealer communications system, development of Web-based communications and cataloging software and increased year 2000 compliance efforts in November and December 1999. During fiscal 1999 development resources were focused primarily on the development of TradeRoute(R) and PLUS1(R). We expect our technical resources to continue to focus on software customization and development of Web-based software in fiscal 2001, although the mix may fluctuate quarter to quarter based on customer requirements. We expect software customization and development expenses to increase during fiscal 2001 due to additional focus on the development of our Web-based products.

Depreciation and amortization expenses increased substantially in fiscal 2000 compared to fiscal 1999 and fiscal 1998 due primarily to increased goodwill recognized in connection with our acquisitions and from amortization of completed software products. As a percentage of total revenue, depreciation and amortization was 34% in fiscal 2000, 30% in fiscal 1999 and 27% in fiscal 1998. Management expects depreciation and amortization expenses to continue at the current rate in fiscal 2001, barring any additional acquisitions.

Capitalized development costs represented 62% of network construction and expansion expense in fiscal 2000, compared to 65% and 70% in fiscal 1999 and fiscal 1998, respectively. Capitalized expenses decreased from fiscal 1998 and fiscal 1999 to fiscal 2000, as a percentage of network construction and expansion expense, due to the fact that the Company's development resources were focused on software customization projects and Year 2000 compliance projects, both of which are expensed.

                                   OTHER ITEMS

Interest expense increased $481,000 in fiscal 2000, compared to fiscal 1999, due to additional financing by the Company under its RFC facility (described below) and the Debenture sold to Rose Glen (also described below). Interest expense increased $187,000 in fiscal 1999, compared to fiscal 1998, due to additional borrowings under the Company's line of credit with WITECH. The Company expects interest expense to increase in fiscal 2001, as the Company amortizes non-cash interest expense associated with the Debenture. See "Liquidity and Capital Resources".

Net loss increased $2,931,000 in fiscal 2000, compared to the prior year, primarily due to lower than expected revenues and increased costs from delays in development and to the increase in non-cash amortization expense resulting from the Company's acquisition of NDI. Net loss increased $1,275,000 in fiscal 1999, compared to the prior year, primarily due to the increase in non-cash amortization expense resulting from the two acquisitions completed in fiscal 1999. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue, even if EBITDA is positive.

The Company's Year 2000 readiness program was completed on schedule. All of the Company's products have either been discontinued or have Year 2000 compliant versions, which were shipped prior to December 31, 1999, with some minor exceptions that were addressed prior to December 31, 1999 with distribution of patches to a small number of customers to enable them to continue to use the Company's software until the complete Year 2000 compliant version had been implemented. Over the last two years, the Company has spent $420,000 on the Year 2000 program out of a total expected expenditure of $550,000. The Company has not been a party to any litigation or arbitration proceeding to date involving its products or services related to Year 2000 compliance issues. However, there can be no assurance that we will not in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any potential liability on the Company's part for Year 2000-related damages, including consequential damages, could have an adverse effect on the Company's business and financial results.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's financial statements.


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)


                                                                         YEAR ENDED JULY 31
                                                  ----------------------------------------------------------------
                                                                        PERCENT                            PERCENT
                                                    2000        1999     CHANGE        1999        1998     CHANGE
                                                    ----        ----                   ----        ----
Net cash provided by (used in) operating
 activities before changes in working capital     $ (1,060)   $     415      n/a    $      415  $        2     n/a
Net cash used in investing activities               (1,792)     (1,815)       1%       (1,815)     (1,601)   (13%)
                                                  ---------   ---------              ---------   ---------
    Subtotal                                        (2,852)     (1,400)   (104%)       (1,400)     (1,599)     12%
Effect of net changes in working capital              (103)        (74)    (39%)          (74)       (702)     89%
                                                  ---------   ---------              ---------   ---------
Net cash used in operating and investing
 activities                                       $ (2,955)   $ (1,474)   (100%)    $  (1,474)  $  (2,301)     36%
                                                  =========   =========             ==========  ==========



Net cash provided by (used in) operating activities before changes in working capital decreased in fiscal 2000, compared to the prior year, primarily due to lower than expected revenues and increased costs as a result of delays in development. Net cash provided by operating activities before changes in working capital increased in fiscal 1999, compared to the prior year, due to increased revenues and tight cost controls. Net cash used in investing activities increased in fiscal 2000 and fiscal 1999, compared to fiscal 1998, due to increased costs attributable to the development of the Company's Web-based communications and catalog software in fiscal 2000 and a new release of the Company's TradeRoute(R) software in fiscal 1999. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and may vary significantly from year to year. The Company expects that positive cash flow from operations will resume in the first quarter of fiscal 2001, but that operating losses will continue in fiscal 2001 due to non-cash amortization expenses. The Company expects to fund research and development costs in fiscal 2001 with excess cash from operations and the proceeds of its current financing instruments described below.

At July 31, 2000, the Company had cash and cash equivalents of approximately $563,000 compared to approximately $127,000 at July 31, 1999.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's audited financial statements.


                                  DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                                JULY 31           JULY 31             NET
                                                                 2000               1999             CHANGE
                                                            -----------------  ---------------  ----------------
  Debt to Shareholder:
     Current portion of line of credit                           $         -            $  246          $  (246)
     Current portion of notes payable                                     361                -               361
     Long-term portion of line of credit payable                            -            2,754           (2,754)
     Long-term portion of notes payable                                   389                -               389
     Debt Discount (common stock warrants)                               (76)                -              (76)
                                                             ---------------- ---------------- -----------------
        Total Debt to Shareholder                                         674            3,000           (2,326)

  Subordinated Debenture:
     Long-term notes payable other                                      4,000                -             4,000
     Debt discount (common stock warrants and options)                (2,158)                -           (2,158)
                                                           ------------------ ----------------  ----------------
        Total Subordinated Debenture                                    1,842                -             1,842

  Other Debt:
     Current portion of notes payable other                               461              385                76
     Long-term notes payable other (net of discount)                      326              734             (408)
                                                           ------------------ ----------------- ----------------
        Total Other Debt                                                  787            1,119             (332)
                                                           ------------------ ----------------- ----------------
  Total Debt                                                          $ 3,303          $ 4,119           $ (816)
                                                           ================== ================  ================


On April 27, 2000, the Company issued and sold pursuant to a Securities Purchase Agreement, dated as of April 25, 2000, by and among the Company and RGC International Investors, LDC (the "Investor"), (i) a convertible subordinated debenture in the amount of $4,000,000 due on April 27, 2003 (the "Debenture"), and convertible into shares of the Company's common stock, (ii) warrants to purchase 600,000 shares of Common Stock (the "Warrants"), and (iii) an investment option to purchase 800,000 shares of Common Stock (the "Investment Option"). The Investment Option expires on October 27, 2001 and the Warrants expire on April 27, 2005. The Debenture is convertible into Common Stock at $4 per share and the Warrants and Investment Option are exercisable at $6 per share. At any time after October 27, 2000, the Company can require the Investor to convert the amount owed under the Debenture into Common Stock at $4.00 per share provided that: (i) the closing bid price of the Common Stock has been greater than $6.60 for twenty (20) consecutive trading days and (ii) the Company's resale registration statement has been effective for at least three
(3) months. At any time after April 27, 2001, the Company can require the Investor to exercise the Investment Option if the closing bid price of the Common Stock is greater than $9.90 for twenty (20) consecutive trading days and the Company's resale registration statement has been effective for at least three (3) months. As long as $500,000 or more principal amount of the Debenture is outstanding, the Company agreed not to: (i) pay any dividends or make any other distribution on our common stock, other than stock dividends and stock splits; (ii) repurchase or redeem any shares of our capital stock, except in exchange for common stock or preferred stock; (iii) incur or assume any liability for borrowed money, except our existing debt, debt from a bona fide financial lending institution, indebtedness to trade creditors, borrowings used to repay the debenture, indebtedness assumed or incurred in connection with the acquisition of a business, product, license or other asset, refinancings of any of the above, and indebtedness that is subordinate to the debenture; (iv) sell or otherwise dispose of assets outside the normal course of business, except the sale of a business, product, license or other asset that our board of directors determines is in the best interests of us and our shareholders, and sales of assets with a value not exceeding $500,000 in any 12-month period following the issuance of the debenture; (v) lend money or make advances to any person not in the ordinary course of business, except loans to subsidiaries or joint ventures approved by a majority of our independent directors, guarantee another person's liabilities, except, among other things, guarantees made in connection with the acquisition of a business, product, license or other asset. If exercised, the Investment Option would contribute an additional $4,800,000 of working capital to the Company.

ARI has a line of credit with WITECH that has been in place since October 4, 1993 (the "WITECH Credit Facility"). On September 30, 1999, ARI and WITECH restructured the $3.0 million outstanding under the WITECH Credit Facility to provide for (i) a $1.0 million revolving line of credit (the "WITECH Line") which expires on December 31, 2001; (ii) a $1.0 million term loan (the "WITECH Term Loan") payable in equal monthly principal installments over three years, commencing November 1, 1999; and (iii) WITECH's purchase of $1.0 million of ARI's common stock at $5.125 per share. The WITECH Line bears interest at prime plus 2.0% and the WITECH Term Loan bears interest at prime plus 3.25%. In conjunction with obtaining the WITECH Credit Facility, since 1993, ARI has issued to WITECH 350 shares of its non-voting cumulative preferred stock and total warrants for the purchase of up to 280,000 shares of its common stock, including (i) warrants for the purchase of 250,000 shares at $2.125 per share and (ii) warrants for the purchase of 30,000 shares of its common stock at $4.00 per share. The exercise price under the warrants is reduced if ARI issues stock at less than the then current exercise price. WITECH also purchased 20,000 shares of non-voting cumulative preferred stock on July 15, 1997. Of the 280,000 warrants to purchase shares of Common Stock that were issued to WITECH (i) warrants to purchase 175,000 shares of Common Stock at $2.125 expired on October 1, 2000; (ii) warrants to purchase 75,000 shares of Common Stock at $2.125 expire on January 1, 2002; and (iii) warrants to purchase 30,000 shares of Common Stock at $4.000 expire on October 1, 2006.

On December 21, 1999, the Company and WITECH amended the WITECH Line to enable the Company to borrow an additional Five Hundred Thousand Dollars ($500,000) under the WITECH Line (the "Bridge Loan"). The Bridge Loan bore interest at prime plus 2.0%. As consideration for the Bridge Loan, ARI paid a closing fee of $50,000 to WITECH.

On April 27, 2000, the Company used a part of the proceeds from the sale of the Debenture to (i) pay down the outstanding amount due under the WITECH Line and
(ii) repay the Bridge Loan and the interest and closing fee associated therewith. ARI's ability to borrow up to $1,000,000 under the WITECH Line will remain in place until December 31, 2001. As of September 30, 2000 there are no amounts outstanding under the WITECH Line.

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

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three-year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI was required to pay a Commitment Fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three year term by paying 2.0% of the Purchase Commitment during the second year, and 1.0% of the Purchase Commitment during the third year. Initial funding was actually $1,045,000, of which $182,000 was immediately used to pay off the Briggs Line. As of September 30, 2000, the balance of the RFC Facility was $621,000.

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

                           FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K are forward looking statements. Expressions such as "believes," "anticipates," "expects," and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of ARI's selected market segments, the positioning of ARI's products in those segments, consequences of year 2000 issues, variations in demand for and cost of customer services and technical support, customer adoption of Internet-enabled applications and their willingness to upgrade from earlier versions of software, ARI's ability to release new software applications and upgrades on a timely basis, ARI's ability to establish and maintain strategic alliances, ARI's ability to manage its costs, ARI's ability to manage its business in a rapidly changing environment, ARI's ability to finance capital investments, and ARI's ability to implement its acquisition strategy to increase growth.

Projected revenues and, therefore, profitability and cash flows are difficult to estimate because ARI's revenues and operating results may vary substantially from quarter to quarter, driven primarily by variations in non-recurring revenues from software license and customization fees. License fee revenues are based on contracts signed and products delivered. Non-recurring revenues are affected by the time required to close large license fee and development agreements, which cannot be predicted with any certainty due to customer requirements and decision-making processes.

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

Although ARI has recently introduced and plans to expand its Internet-enabled Windows products, the marketplace is highly competitive and there can be no assurance that a customer will select ARI's software and services over that of a competitor. The environment in which ARI competes is characterized by rapid technological changes, dynamic customer demands, and frequent product enhancements and product introductions. Some of ARI's current and potential competitors have greater financial, technical, sales, marketing and advertising resources than ARI. The widespread acceptance of the Internet may increase the usage of ARI's product applications but may dramatically change the manner in which ARI charges for its services.

For a discussion of additional risks and uncertainties which may impact the Company please look at the section titled "Risk Factors" in the Company's Registration Statement on Form S-3 filed on May 12, 2000, as amended.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ARI is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. ARI's only expenses subject to interest rate risk are (i) interest expense on the WITECH Line and the WITECH Term Loan and (ii) monthly program fees owed with respect to the RFC Facility. See "Liquidity and Capital Resources." The WITECH Line and Term Loan bear interest tied to prevailing market rates. The monthly program fees under the RFC Facility are also tied to prevailing market interest rates. An increase or decrease of one percent in the prime interest rate would affect ARI's net loss by approximately plus or minus $13,000, annualized, based on the outstanding balances under the WITECH and RFC Facilities at September 30, 2000. As a result, ARI believes that the market risk relating to interest rate movements is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARI's Financial Statements and related notes for the fiscal years ended July 31, 2000, 1999 and 1998 together with the report thereon of ARI's independent auditors, Ernst & Young LLP, are attached hereto as Exhibit A-1.

ITEM 9 . CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ARI

         Information regarding the directors of ARI and compliance with Section 16(a) of the Exchange Act is included in ARI's definitive 2000 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to ARI's executive officers is shown at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI's definitive 2000 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Executive Compensation" and "Election of Directors."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding beneficial ownership of ARI's common stock is included in ARI's definitive 2000 Annual Meeting Proxy Statement and is incorporated herein by reference. See "Security Ownership of Certain Beneficial Owners."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information related to Certain Relationships and Related Transactions is included in ARI's definitive 2000 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Certain Transactions."

                                     PART IV


ITEM   14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND
REPORTS ON FORM 8-K


(a)1.
FINANCIAL STATEMENTS

Report of independent auditors on Financial Statements and Financial Statement Schedule.

Balance sheets - July 31, 2000 and 1999.

Statements of operations for each of the three years in the period ended July 31, 2000.

Statements of shareholders' equity for each of the three years in the period ended July 31, 2000.

Statements of cash flows for each of the three years in the period ended July 31, 2000.

Notes to financial statements - July 31, 2000.

The Financial Statements are located immediately following the signature pages.

(a)2.
FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation and qualifying accounts for the years ended July 31, 2000, 1999, and 1998.

The Financial Statement Schedule is located immediately following the Financial Statements. All other schedules to which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3.
EXHIBITS:

See (c) below.

(b)  REPORTS ON FORM 8-K:

On May 2, 2000 ARI filed a Form 8-K (dated April 27, 2000) with respect to Item 5 of Form 8-K.

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

10.3*
2000 Stock Option Plan.

10.4*
Loan Agreement by and between the Company and WITECH Corporation dated October 4, 1993, incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended July 31, 1993.

10.5
Amendment to Loan Agreement dated May 19, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-3 (Reg. No. 33-75760).

10.6
Amendment No. 2 to Loan Agreement dated July 28, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Reg. No. 33-80914).

10.7
Consent and Amendment No. 3 to Loan Agreement dated December 2, 1994 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended October 31, 1994.

10.8
Amendment No. 4 to Loan Agreement dated October 18, 1995 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.14 of the Company's Form 10-K for the fiscal year ended July 31, 1995.

10.9
Amendment No. 5 to Loan Agreement dated December 20, 1995 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.10
Amendment No. 6 to Loan Agreement dated January 23, 1996, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K for the fiscal year ended July 31, 1996.

10.11
Amendment No. 7 to Loan Agreement dated April 20, 1996 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended April 30, 1996.

10.12
Amendment No. 8 to Loan Agreement dated May 31, 1996 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended April 30, 1996.

10.13
Amendment No. 9 to Loan Agreement dated November 5, 1996, between the Company and WITECH Corporation, including Forms of Amended and Restated Commitment Warrant and Usage Warrant, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended October 31, 1996.

10.14
Amendment No. 10 to Loan Agreement dated May 30, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended April 30, 1997.

10.15
Amendment No. 11 to Loan Agreement dated January 21, 1998 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1998.

10.16
Amendment No. 12 to Loan Agreement dated May 27, 1998 between the Company and WITECH Corporation incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1998.

10.17
Amendment No. 13 to Loan Agreement dated September 14, 1998 between the Company and WITECH Corporation incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K for the fiscal year ended July 31, 1998.

10.18
Consent of WITECH Corporation, dated September 15, 1998, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended October 31, 1998.

10.19
Amendment No. 14 to Loan Agreement dated January 29, 1999, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q for the fiscal quarter ended January 31, 1999.

10.20
Consent of WITECH Corporation, dated April 19, 1999, incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1999.

10.21
Amendment No. 15 to Loan Agreement dated September 23, 1999, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.22
Amendment Number 16 to Loan Agreement dated December 21, 1999 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended January 31, 2000.

10.23
Receivables Sales Agreement, dated September 28, 1999, between the Company and RFC Capital Corporation, incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.24*
Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray, Michael E. McGurk and Frederic G. Tillman, incorporated herein by reference to Exhibit 10.25 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.25*
Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.26 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.26*
Deferred Bonus Plan, incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.27
Preferred Stock Purchase Agreement dated July 15, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-2 (Reg. No. 333-31295) filed on July 15, 1997.

10.28
Revolving Credit Agreement dated September 15, 1998 between the Company and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K filed September 25, 1998.

10.29
Amendment 1 to Revolving Credit Agreement dated May 25, 1999 between the Company and Briggs & Stratton Corporation, incorporated herein by reference to Exhibit
10.1 of the Company's Form 10-Q for the fiscal quarter ended April 30, 1999.

10.30*
Website Development Agreement dated December 9, 1999 between the Company and Gordon J. Bridge, incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q for the fiscal quarter ended January 31, 2000.

10.31
Securities Purchase Agreement, dated as of April 25, 2000, by and among the Company and RGC International Investors, LDC, incorporated herein by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed May 2, 2000.

10.32
Convertible Subordinated Debenture dated as of April 27, 2000, incorporated herein by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed May 2, 2000.

10.33
Stock Purchase Warrant dated as of April 27, 2000, incorporated herein by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed May 2, 2000.

10.34
Investment Option dated as of April 27, 2000, incorporated herein by reference to Exhibit 99.4 of the Company's Report on Form 8-K filed May 2, 2000.

10.35
Registration Rights Agreement, dated as of April 27, 2000, by and among the Company and RGC International Investors, LDC, incorporated herein by reference to Exhibit 99.5 of the Company's Report on Form 8-K filed May 2, 2000.

23.1
Consent of Ernst & Young LLP.

24.1
Powers of Attorney appear on the signature page hereof.

27.1
Financial Data Schedule

*        Management Contract or Compensatory Plan.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 30th day of October, 2000.

                                   ARI NETWORK SERVICES, INC.



                                   By:   /s/ Brian E. Dearing
                                         -----------------------------
                                         Brian E. Dearing,
                                         Chairman, President & CEO & Acting CFO,
                                         & Acting CAO

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian E. Dearing, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                           TITLE                                     DATE
/s/ Brian E. Dearing                        Chairman, President, CEO & Director         October 30, 2000
------------------------------              Acting CFO & Acting CAO
Brian E. Dearing                            (Principal Executive Officer)

/s/ Gordon J. Bridge                        Director                                    October 30, 2000
-------------------------------
Gordon J. Bridge

/s/ Francis Brzezinski                      Director                                    October 25, 2000
------------------------------
Francis Brzezinski

/s/ George D. Dalton                        Director                                    October 30, 2000
-----------------------------
George D. Dalton

                                            Director
------------------------------
Ted C. Feierstein

/s/ D. Bruce Merrifield, Jr.                Director                                    October 30, 2000
----------------------------
D. Bruce Merrifield, Jr.

/s/ Richard W. Weening                      Director                                    October 30, 2000
---------------------------
Richard W. Weening

                Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Milwaukee, Wisconsin
September 15, 2000

                           ARI Network Services, Inc.

                                 Balance Sheets
                 (Dollars in Thousands, Except Per Share Data)


                                                                                      JULY 31
                                                                               2000             1999
                                                                          ----------------------------------
ASSETS (Note 3)
Current assets:
   Cash                                                                      $   563             $   127
   Trade receivables, less allowance for doubtful accounts of
     $697 in 2000 and $278 in 1999                                             3,282               3,175
   Prepaid expenses and other                                                    109                 126
                                                                          ----------------------------------
Total current assets                                                           3,954               3,428


Equipment and leasehold improvements:
   Network system hardware and software                                        4,389               4,246
   Leasehold improvements                                                        239                 239
   Furniture and equipment                                                       846                 513
                                                                          ----------------------------------
                                                                               5,474               4,998
   Less accumulated depreciation and amortization                              5,038               4,574
                                                                          ----------------------------------
Net equipment and leasehold improvements                                         436                 424



Goodwill, less accumulated amortization of $1,413 in 2000 and
   $755 in 1999                                                                1,876               2,534

Deferred financing costs, less accumulated amortization of $59 in
   2000                                                                          321                --



Network system:
   Network platform                                                           11,467              11,467
   Industry-specific applications                                             29,317              27,588
                                                                          ----------------------------------
                                                                              40,784              39,055
   Less accumulated amortization                                              28,883              25,003
                                                                          ----------------------------------
                                                                              11,901              14,052
                                                                          ----------------------------------
Total assets                                                                 $18,488             $20,438
                                                                          ==================================

                                                                                        JULY 31
                                                                                 2000             1999
                                                                          ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Line of credit payable to shareholder                                        $     -         $    246
   Current portion of notes payable to shareholder                                  361                -
   Current portion of notes payable                                                 461              385
   Accounts payable                                                                 836            1,204
   Unearned income                                                                3,117            3,307
   Accrued payroll and related liabilities                                        1,182            1,091
   Other accrued liabilities                                                      1,310              589
   Current portion of capital lease obligations                                     111               82
                                                                          ----------------------------------
Total current liabilities                                                         7,378            6,904

Line of credit payable to shareholder                                                 -            2,754
Notes payable to shareholder                                                        313                -
Notes payable                                                                     2,168              734
Unearned income                                                                       -              267
Capital lease obligations                                                           214               23
                                                                          ----------------------------------
Total noncurrent liabilities                                                      2,695            3,778

Commitments (Note 5)

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and
     outstanding                                                                      -                -
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,168,270 and 5,097,432 shares issued and outstanding in 2000 and
     1999, respectively                                                               6                5
   Common stock warrants and options                                              2,459                -
   Common stock to be issued                                                          -            2,406
   Additional paid-in capital                                                    91,781           86,830
   Accumulated deficit                                                          (85,831)         (79,485)
                                                                          ----------------------------------
Total shareholders' equity                                                        8,415            9,756
                                                                          ----------------------------------
Total liabilities and shareholders' equity                                      $18,488         $ 20,438
                                                                          ==================================

See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of operations
                 (Dollars in Thousands, Except Per Share Data)


                                                                       YEAR ENDED JULY 31
                                                             2000              1999              1998
                                                      ------------------------------------------------------
Net revenues:
   Network and other services                            $    9,743        $    8,616         $   5,811
   Software                                                   2,545             2,822             1,431
   Professional services                                      2,272             1,450               722
                                                      ------------------------------------------------------
                                                             14,560            12,888             7,964
Operating expenses:
   Variable cost of products and services
     sold (exclusive of depreciation and
     amortization shown separately below):
       Network and other services                             1,415             1,431             1,327
       Software                                                 390               486               212
       Professional services                                  1,965             1,234               407
                                                      ------------------------------------------------------
                                                              3,770             3,151             1,946
   Depreciation and amortization                              5,002             3,830             2,142
   Network operations                                         2,048             1,017               708
   Selling, general and administrative                        8,214             6,995             4,586
   Network construction and expansion                         2,779             2,786             2,198
                                                      ------------------------------------------------------
                                                             21,813            17,779            11,580
   Less capitalized portion                                  (1,729)           (1,802)           (1,546)
                                                      ------------------------------------------------------
Total operating expenses                                     20,084            15,977            10,034
                                                      ------------------------------------------------------

Operating loss                                               (5,524)           (3,089)           (2,070)
Other income (expense):
   Interest expense                                            (793)             (312)             (125)
   Other, net                                                   (29)              (14)               55
                                                      ------------------------------------------------------
                                                               (822)             (326)              (70)
                                                      ------------------------------------------------------
Net loss                                                 $   (6,346)       $   (3,415)        $  (2,140)
                                                      ======================================================

Net loss per share                                          $ (1.06)           $ (.67)           $ (.52)
                                                      ======================================================

See accompanying notes.

                           ARI Network Services, Inc.

                       Statements of Shareholders' Equity
                             (Dollars in Thousands)


                                                                             Number of Shares Issued and
                                                                                     Outstanding
                                                                           ---------------------------------
                                                                               Preferred          Common
                                                                                 Stock             Stock
                                                                           ---------------------------------

Balance July 31, 1997                                                             20,000        3,691,754
   Issuance of common stock (net of offering costs of $54)                             -          387,500
   Issuance of common stock in connection with acquisition of Empart
     Technologies, Inc.                                                                -          163,523
   Issuance of common stock under stock purchase plan                                  -            4,683
   Net loss                                                                            -                -
                                                                           ---------------------------------
Balance July 31, 1998                                                             20,000        4,247,460
   Issuance of preferred stock                                                       350                -
   Issuance of common stock in connection with acquisitions                            -          840,000
   Issuance of common stock under stock purchase plan and from exercise
     of stock options                                                                  -            9,972
   Net loss                                                                            -                -
                                                                           ---------------------------------
Balance July 31, 1999                                                             20,350        5,097,432
   Issuance of common stock in connection with acquisitions                            -          550,019
   Issuance of common stock as payment on line of credit                               -          195,122
   Issuance of common stock for professional services received                         -           58,270
   Issuance of common stock under stock purchase plan and from exercise
     of stock options                                                                  -          267,427
   Issuance of common stock warrants and options in connection with notes
     payable                                                                           -                -
   Net loss                                                                            -                -
                                                                           ---------------------------------
Balance July 31, 2000                                                             20,350        6,168,270
                                                                           =================================


    Common Stock to be
           Issued                     Par Value                  Common
---------------------------------------------------------        Stock        Additional
    Number of                    Preferred      Common         Warrants        Paid-in        Accumulated
     Shares         Amount         Stock         Stock       and Options       Capital          Deficit
-------------------------------------------------------------------------------------------------------------
          -     $       -         $ -             $4         $       -          $82,873        $(73,930)
          -             -           -              -                 -            1,496               -

          -             -           -              -                 -              654               -
          -             -           -              -                 -                5               -
          -             -           -              -                 -                -          (2,140)
-------------------------------------------------------------------------------------------------------------
          -             -           -              4                 -           85,028         (76,070)
          -             -           -              -                 -                -               -
    550,019         2,406           -              1                 -            1,784               -
          -             -           -              -                 -               18               -
          -             -           -              -                 -                -          (3,415)
-------------------------------------------------------------------------------------------------------------
    550,019         2,406           -              5                 -           86,830         (79,485)
   (550,019)       (2,406)          -              1                 -            2,405               -
          -             -           -              -                 -            1,000               -
          -             -           -              -                 -              211               -

          -             -           -              -                 -            1,335               -

          -             -           -              -             2,459                -               -
          -             -           -              -                 -                -          (6,346)
-------------------------------------------------------------------------------------------------------------
          -     $       -         $ -             $6            $2,459          $91,781        $(85,831)
=============================================================================================================


See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of cash flows
                                 (In Thousands)


                                                                                    YEAR ENDED JULY 31
                                                                          2000             1999              1998
                                                                  -----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $ (6,346)         $ (3,415)        $ (2,140)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Amortization of network platform                                       656               695              695
     Amortization of industry-specific applications                       3,224             2,057            1,121
     Amortization of goodwill                                               658               584              100
     Amortization of debt discount and deferred financing fees              284                 -                -
     Depreciation and other amortization                                    464               494              226
     Net change in receivables, prepaid expenses and other
       current assets                                                       (90)              431             (714)
     Net change in accounts payable, unearned income and accrued
       liabilities                                                          (13)             (505)              12
                                                                  -----------------------------------------------------
Net cash provided by (used in) operating activities                      (1,163)              341             (700)

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                            (63)              (56)             (55)
Cash received in acquisitions                                                 -                43                -
Industry-specific applications costs capitalized                         (1,729)           (1,802)          (1,546)
                                                                  -----------------------------------------------------
Net cash used in investing activities                                    (1,792)           (1,815)          (1,601)

FINANCING ACTIVITIES
Borrowings (repayments) under line of credit                             (1,000)            1,380            1,120
Borrowings under notes payable                                            4,000                80                -
Payments of capital lease obligations and notes payable                    (690)              (71)            (190)
Debt issuance costs incurred                                               (254)                -                -
Proceeds from issuance of common stock                                    1,335                18            1,501
                                                                  -----------------------------------------------------
Net cash provided by financing activities                                 3,391             1,407            2,431
                                                                  -----------------------------------------------------
Net increase (decrease) in cash                                             436               (67)             130
Cash at beginning of year                                                   127               194               64
                                                                  -----------------------------------------------------
Cash at end of year                                                    $    563          $    127         $    194
                                                                  =====================================================
Cash paid for interest                                                 $    437          $    310         $    129
                                                                  =====================================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for -
   Network system hardware                                             $    328          $      -         $     55
Issuance of common stock for acquisitions                                     -             4,191              654
Issuance of common stock as payment on line of credit                     1,000                 -                -
Conversion of line of credit to notes payable to shareholder              1,000                 -                -
Issuance of common stock warrants and options                             2,459                 -                -
Issuance of common stock for professional services:
   Network system hardware and software                                      85                 -                -
   Deferred financing costs                                                 126                 -                -



See accompanying notes.

                           ARI Network Services, Inc.

                         Notes to Financial Statements

                                 July 31, 2000



1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

ARI Network Services, Inc. (the Company) operates in one business segment and provides business-to-business e-commerce solutions to manufacturers in selected industries with shared service networks and distribution channels. The Company's e-commerce services use telecommunications technology and software to help customers conduct business electronically, computer-to-computer, with minimal changes to their internal business systems. The Company focuses on the U.S., Canadian, European and Australian manufactured equipment industry as well as certain non-equipment industries, including the U.S. and Canadian agribusiness industry, the U.S. and Canadian freight transportation industry and the U.S. non-daily newspaper publishing industry. The Company provides both electronic catalog and transaction processing software and services, enabling dealers and distributors in a shared distribution and service network to electronically look up parts, service bulletins and other technical reference information, and to exchange electronic business documents such as purchase orders, invoices, warranty claims and status inquiries with the manufacturers. The Company's customers are located primarily in the United States, Europe and Canada.

REVENUE RECOGNITION

Revenue for use of the network and for information services is recognized in the period such services are utilized.

Revenue from annual or periodic maintenance fees is recognized over the period the maintenance is provided. Revenue from catalog subscriptions is recognized over the subscription term.

The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the end user, unless the fee is not fixed or determinable or collectibility is not probable. The Company considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are considered essential, revenue under the arrangement is recognized using contract accounting. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and under accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

                                                                                   Years
                                                                                  ---------
                          Network system hardware and software                     2 - 10
                          Leasehold improvements                                     10
                          Furniture and equipment                                  2 - 5

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

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2000 and 1999, and determined that there was no significant impact on the Company's results of operations.

DEFERRED FINANCING COSTS

Costs incurred to obtain long-term financing are amortized using the interest method over the term of the related debt.

CAPITALIZED INTEREST COSTS

In 2000, 1999 and 1998, interest costs of $76,000, $56,000 and $19,000, respectively, were capitalized and included in the network system.

OTHER ACCRUED LIABILITIES

Other accrued liabilities include accrued royalties of $486,000 and $319,000 at July 31, 2000 and 1999, respectively.

COMPREHENSIVE INCOME

Net loss for 2000, 1999 and 1998 is the same as comprehensive income defined pursuant to Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."

NET LOSS PER SHARE

The basic and diluted weighted-average shares used in the net loss per share calculation are 6,002,000, 5,061,000 and 4,119,000, respectively, in 2000, 1999 and 1998. Basic and diluted net loss per share is the same for all periods as the impact of all dilutive securities is antidilutive.

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company beginning August 1, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not expect the potential effect of adopting the provisions of SFAS No. 133, as amended, to have a significant impact on its financial statements.

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

The acquisitions were accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The financial statements include the operating results of the acquisitions from their respective dates of acquisition. The excess of the purchase price over the fair value of net assets acquired of $2,782,000 for Powercom has been recorded as goodwill.

The following unaudited pro forma results of operations for the year ended July 31, 1999, assumes that the acquisitions had occurred on August 1, 1998 (in thousands, except per share data):



                                                                                                 1999
                                                                                         ------------------

Net revenues                                                                                   $15,482
Net loss                                                                                        (4,533)
Basic and diluted net loss per share                                                            (0.81)


                           ARI Network Services, Inc.


                   Notes to Financial Statements (continued)



2. ACQUISITIONS (CONTINUED)

The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on August 1, 1998, nor are they necessarily indicative of future operating results.

3. LINE OF CREDIT AND NOTES PAYABLE TO SHAREHOLDER

At July 31, 1999, the Company had a $3,000,000 revolving line of credit agreement with a shareholder that was to expire on December 31, 2001. On September 30, 1999, the Company and the shareholder restructured and amended the line of credit agreement in order to reduce the line of credit from $3,000,000 to $1,000,000, establish a $1,000,000 term loan payable and convert $1,000,000 of the line of credit into 195,122 shares of common stock. The term loan is payable in equal monthly installments over three years commencing November 1, 1999, and bears interest at prime (9.5% at July 31, 2000) plus 3.25%. The line of credit expires December 31, 2001. The Company is required to pay a fee of
 .025% per month on the unused portion of the line of credit. Borrowings under the line of credit bear interest at prime plus 2%. No amounts are outstanding under the line of credit at July 31, 2000. In connection with this amendment, the Company issued a warrant to purchase 30,000 shares of the Company's common stock at $4 per share. These warrants are exercisable at any time through September 2006 and have been valued at $105,000 for financial statement purposes. The unamortized balance of the debt discount at July 31, 2000 was $76,000. The entire agreement is secured by substantially all assets of the Company other than accounts receivable sold under the receivable sales agreement described in Note 4. The agreement contains various restrictive covenants including maintenance of a minimum level of net worth and restrictions on additional indebtedness.

On December 21, 1999, the Company and shareholder amended the line of credit agreement to provide the Company with an additional borrowing of $500,000 as a bridge loan. The bridge loan bore interest at prime plus 3.25%. On April 27, 2000, the Company paid the balance outstanding under the bridge loan.

                           ARI Network Services, Inc.


                   Notes to Financial Statements (continued)




3. LINE OF CREDIT AND NOTES PAYABLE TO SHAREHOLDER (CONTINUED)

Future maturities of notes payable to shareholder as of July 31, 2000, are as follows (in thousands):


           Fiscal year ending
           ------------------


                 2001                                                                      $361
                 2002                                                                       333
                 2003                                                                        56
                                                                                         ---------
                                                                                           $750
                                                                                         =========



In connection with the origination of the line of credit agreement with the shareholder and various extensions of the agreement, in addition to the warrants discussed above, the Company has issued the shareholder warrants for the purchase of up to 250,000 shares of its common stock at $2.125 per share. On September 30, 2000, 175,000 warrants will expire and on December 31, 2001, 75,000 warrants will expire as to any shares of common stock not issued.

4. NOTES PAYABLE

Notes payable consist of the following at July 31 (in thousands):

                                                                              2000              1999
                                                                       -------------------------------------



Term loan                                                                    $   266           $   360
Note payable to bank                                                             479               602
Note payable to Briggs & Stratton Corporation,
   paid in 2000                                                                    -                80
Convertible subordinated debenture                                             4,000                 -
Less debt discount for convertible subordinated debenture                     (2,158)                -
Other                                                                             42                77
                                                                       -------------------------------------
                                                                               2,629             1,119
Less current maturities                                                          461               385
                                                                       -------------------------------------
                                                                              $2,168           $   734
                                                                       =====================================


                           ARI Network Services, Inc.


                   Notes to Financial Statements (continued)




4. NOTES PAYABLE (CONTINUED)

On April 27, 2000, the Company issued RGC International Investors, LDC (RGC) (i) a convertible subordinated debenture (the Debenture) for $4,000,000 due on April 27, 2003, (ii) warrants to purchase 600,000 shares of common stock at $6 per share (the Warrants), and (iii) an investment option to purchase 800,000 shares of common stock at $6 per share (the Investment Option). The Investment Option expires on October 27, 2001, and the Warrants expire on April 27, 2005. A debt discount was recorded for the fair value of the Warrants and Investment Option of $2,354,000. The Debenture bears interest at 7% and is convertible into common stock at $4 per share. At any time after October 27, 2000, the Company can require RGC to convert the amount owed under the Debenture into common stock at $4 per share provided that the closing bid price of the Company's common stock has been greater than $6.60 for 20 consecutive trading days. At any time after April 27, 2002, the Company can require RGC to exercise the Investment Option if the closing bid price of the Company's common stock is greater than $9.90 for 20 consecutive trading days.

Under the terms of the Debenture and the related Investment Option and Warrants, the Debenture is convertible and the Investment Option and Warrants are exercisable by RGC only to the extent that the number of shares of common stock issuable, together with the number of shares of common stock owned by RGC and its affiliates, generally would not exceed 4.9% of the Company's outstanding common stock at the time of conversion or exercise. In certain circumstances where the Company has the right to force conversion of the Debenture and exercise of the Investment Option, RGC's percentage ownership may exceed 4.9% but cannot exceed 9.9%.

As part of the consulting fee paid in conjunction with obtaining the RGC financing, the Company issued warrants for the purchase of 8,000 shares of its common stock at $7.03 per share. These warrants expire on April 27, 2005.

The term loan requires monthly principal and interest payments of approximately $8,000 through May 2003. The note payable to bank bears interest at 9.75% which is payable monthly through December 2001.

Future maturities of notes payable as of July 31, 2000, are as follows (in thousands):


                  Fiscal year ending
                  ------------------

                        2001                             $   461
                        2002                                 248
                        2003                               4,078
                                                      ---------------
                                                         $ 4,787
                                                      ===============

                           ARI Network Services, Inc.


                   Notes to Financial Statements (continued)




4. NOTES PAYABLE (CONTINUED)

On September 28, 1999, the Company closed and commenced funding under a Receivable Sale Agreement (the RFC Agreement) with RFC Capital Corporation (RFC) pursuant to which RFC has agreed to purchase from the Company certain receivables generated by the Company in the ordinary course of the Company's business. The RFC Agreement allows for RFC to purchase up to $3,000,000 of the Company's eligible receivables. Under the Agreement, RFC purchases 90% of the eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to approximately the net value of such receivables. Net value is designed to yield RFC an effective rate of 11.5% plus allow RFC to retain a holdback of 5% in the face amount of the receivables, net of collections, against future collection risk. For the year ended July 31, 2000, the Company incurred $71,000 of financing expense relating to this agreement.

Under the RFC Agreement, the Company performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's U.S. receivables not sold to RFC and the Company's customer base, excluding non U.S. customers, relating to the generation of such accounts receivable.

5. CAPITAL AND OPERATING LEASES

The Company leases office space under operating lease arrangements expiring in 2001 through 2006. The Company is generally liable for its share of increases in the landlord's direct operating expenses and real estate taxes up to 5% of the previous years rent. Total rental expense for the operating leases was $616,000 in 2000, $400,000 in 1999 and $487,000 in 1998.

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):


Fiscal year ending                                       Capital Leases        Operating Leases
---------------------------                           ---------------------------------------------

2001                                                           $154                   $   664
2002                                                            151                       664
2003                                                             99                       244
2004                                                              -                       244
2005                                                              -                       189
Thereafter                                                        -                        89
                                                      ---------------------------------------------
Total minimum lease payments                                     404                    $2,094
                                                                            =======================
Amounts representing interest and taxes                           79
                                                      ----------------------

Present value of minimum capital lease payments                  325
Less amounts payable in one year                                 111
                                                      ----------------------
                                                                $214
                                                      ======================

                           ARI Network Services, Inc.


                   Notes to Financial Statements (continued)




6. SHAREHOLDERS' EQUITY

At July 31, 2000, the Company has 20,350 shares of Series A Preferred Stock outstanding. The shares are entitled to cumulative annual dividends equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors. Prior to August 1, 2002, dividends payable may be paid, at the Company's option, in lieu of cash, in additional shares of Series A Preferred Stock. The Company may redeem outstanding shares at any time at the redemption price of $100 per share plus accrued and unpaid dividends.

In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock. Accumulated dividends in arrears at July 31, 2000, are $725,000.

7. STOCK PLANS

The Company's 1991 Stock Option Plan (Stock Option Plan) had 850,000 shares of common stock authorized for issuance. Options granted under the Stock Option Plan may be either (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or (b) nonqualified stock options.

Any incentive stock option that is granted under the Stock Option Plan may not be granted at a price less than the fair market value of the stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the voting stock of the Company). Nonqualified stock options may be granted at the exercise price established by the Stock Option Committee, which may be less than, equal to or greater than the fair market value of the stock on the date of grant.

Each option granted under the Stock Option Plan is exercisable for a period of ten years from the date of grant (five years in the case of a holder of more than 10% of the voting stock of the Company) or such shorter period as determined by the Stock Option Committee and shall lapse upon the expiration of said period, or earlier upon termination of the participant's employment with the Company.

                           ARI Network Services, Inc.


                   Notes to Financial Statements (continued)




7. STOCK PLANS (CONTINUED)

At its discretion, the Stock Option Committee may require a participant to be employed by the Company for a designated number of years prior to exercising any options. The Committee may also require a participant to meet certain performance criteria, or that the Company meet certain targets or goals, prior to exercising any options.

Changes in option shares under the Stock Option Plan are as follows:


                                                                      2000           1999           1998
                                                              ----------------------------------------------


Options outstanding at beginning of year                              675,849        528,715        350,685
Granted:
   2000--$2.56 to $10.94 per share                                    181,950              -              -
   1999--$1.75 to $8.38 per share                                           -        213,175              -
   1998--$2.25 to $4.62 per share                                           -              -        229,499
Exercised:
   2000--$2.00 to $11.48 per share                                  (223,136)              -              -
   1999--$2.13 to $2.25 per share                                           -          (784)              -
Canceled or expired                                                 (121,443)       (65,257)       (51,469)

                                                              -----------------------------------------------
Options outstanding at end of year                                   513,220        675,849        528,715
                                                              ===============================================

Options exercisable at July 31                                       308,774        429,763        318,282
                                                              ===============================================

Options available for grant at July 31                                72,210        132,717        280,635
                                                              ===============================================


The Company's 1992 Employee Stock Purchase Plan (Stock Purchase Plan) has 62,500 shares of common stock reserved for issuance and 46,488 shares have been issued through July 31, 2000. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions.

The Company's 1993 Director Stock Option Plan (Director Plan) has 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan are granted at the fair market value of the stock on the grant date.

                           ARI Network Services, Inc.


                   Notes to Financial Statements (continued)




7. STOCK PLANS (CONTINUED)

Each option granted under the Director Plan is exercisable one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:


                                                                     2000           1999          1998
                                                              ----------------------------------------------


Options outstanding at beginning of year                            49,879         35,433         28,500
Granted:
   2000--$3.25 to $ 11.50 per share                                 42,261              -              -
   1999--$2.13 to $4.13 per share                                        -         14,446              -
   1998--$1.78 to $2.50 per share                                        -              -         15,208
Exercised:
   2000--$1.78 to $6.88 per share                                  (16,509)             -              -
Expired                                                             (8,545)             -         (8,275)
                                                              ----------------------------------------------

Options outstanding at end of year                                  67,086         49,879         35,433
                                                              ==============================================
Options exercisable at July 31                                      49,879         35,433         25,229
                                                              ==============================================

Options available for grant at July 31                              66,405        100,121        114,567
                                                              ==============================================



Certain nonemployee directors have been granted stock options aggregating 57,500 shares of common stock at $2.50 to $9 per share.

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period):

                                                                      YEAR ENDED JULY 31
                                                       2000                 1999                 1998
                                                ------------------------------------------------------------
Pro forma net loss (in thousands)                     $(7,391)            $(3,996)             $(2,507)
Pro forma net loss per share                          $ (1.23)            $ (0.79)             $ (0.61)

                           ARI Network Services, Inc.


                   Notes to Financial Statements (continued)




7. STOCK PLANS (CONTINUED)

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5.5% to 6%, dividend yield of 0%; expected common stock market price volatility factors ranging from .6 to 1.0 and an expected life of the options of ten years.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31 are as follows (in thousands):

                                                                                2000             1999
                                                                       ------------------------------------

Deferred tax assets:
   Net operating loss carryforwards                                           $31,723          $31,336
   Other                                                                        1,706              433
                                                                       ------------------------------------
Total deferred tax assets                                                      33,429           31,769
Valuation allowance for deferred tax assets                                   (30,393)         (28,302)
                                                                       ------------------------------------
Net deferred tax asset                                                          3,036            3,467
Deferred tax liabilities -
   Network system                                                               3,036            3,467
                                                                       -------------------------------------

Net deferred taxes                                                          $         -       $      -
                                                                       ====================================



As of July 31, 2000, the Company has unused net operating loss carryforwards for federal income tax purposes of $37,637,000 expiring in 2007 through 2020.

In addition, the Company has unused net operating loss carryforwards for federal income tax purposes of $10,048,000 expiring in 2001 and 2002, of which not more than $444,000 annually can be utilized to offset taxable income. Also, the Company has unused net operating loss carryforwards for federal income tax purposes of $33,656,000 expiring between 2003 and 2007, of which not more than $3,655,000 annually can be utilized to offset taxable income. Use of the net operating loss carryforwards is restricted under Section 382 of the Internal Revenue Code because of changes in ownership in 1987 and 1992.

                          ARI Network Services, Inc.


                   Notes to Financial Statements (continued)




8. INCOME TAXES (CONTINUED)

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to net loss is as follows (in thousands):

                                                                 2000            1999            1998
                                                          --------------------------------------------------


Computed income taxes at 34%                                   $(2,158)        $(1,161)         $(728)
Permanent items                                                    435               7              7
Net operating loss carryforward                                  1,723           1,154            721
                                                          --------------------------------------------------
Income tax expense                                             $     -         $     -          $   -
                                                          ==================================================

9. EMPLOYEE BENEFIT PLAN

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 15%, up to a maximum of $10,500 in calendar 2000 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company has not made any contribution to the 401(k) Plan since its inception.

10. MAJOR CUSTOMERS

During fiscal 2000 and 1999, sales to any one customer did not exceed 10% of net revenues. Sales to one customer were 12% of net revenues during 1998.

                                                                     Schedule II



                           ARI NETWORK SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended July 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                                BALANCE AT            ADDITIONS
                                                BEGINNING            CHARGED TO                                BALANCE AT
                DESCRIPTION                      OF YEAR               EXPENSE              DEDUCTIONS        END OF YEAR
-----------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts-
accounts receivable:

  2000                                            $ 278               $ 668                 $ 249 (A)           $ 697
                                                  =====               =====                 =====               =====

  1999                                            $ 185               $ 307                 $ 214 (A)           $ 278
                                                  =====               =====                 =====               =====

  1998                                            $ 132               $  95                 $  42 (A)           $ 185
                                                  =====               =====                 =====               =====





(A)  Uncollectible accounts written off, net of recoveries.