Form 10-Q
period 2000-10-31
ARI NETWORK SERVICES INC /WI
filed 2000-12-15
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________________ to _____________________

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

      YES  [X]                                            NO
           ---                                                ---

As of December 11, 2000, there were 6,168,270 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                   FORM 10-Q

                  FOR THE THREE MONTHS ENDED OCTOBER 31, 2000

                                     INDEX





PART I - FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
   Item 1    Financial statements

               Condensed balance sheets - October 31, 2000 and July 31, 2000         3-4

               Condensed statements of operations for the three months ended
                  October 31, 2000 and 1999                                            5

               Condensed statements of cash flows for the three months ended
                  October 31, 2000 and 1999                                            6

               Notes to unaudited condensed financial statements                       7

   Item 2      Management's discussion and analysis of financial condition and
                  results of operations                                             7-15


PART II - OTHER INFORMATION


     Item 6    Exhibits and reports on Form 8-K                                       16

Signatures


                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)

                                                                        OCTOBER 31     JULY 31
                                  ASSETS                                   2000          2000
                                                                        ----------     -------
Current assets:
   Cash and cash equivalents                                             $   299       $   563
   Trade receivables, less allowance for doubtful accounts of $746
     at October 31, 2000 and $697 at July 31, 2000                         3,585         3,282
   Prepaid expenses and other                                                106           109
                                                                         -------       -------
Total current assets                                                       3,990         3,954

Equipment and leasehold improvements:
   Computer equipment                                                      4,394         4,389
   Leasehold improvements                                                    239           239
   Furniture and equipment                                                   967           846
                                                                         -------       -------
                                                                           5,600         5,474
   Less accumulated depreciation and amortization                          5,130         5,038
                                                                         -------       -------
Net equipment and leasehold improvements                                     470           436

Goodwill, less accumulated amortization of $1,578 at October 31,
   2000 and $1,413 at July 31, 2000                                        1,711         1,876

Deferred financing costs, less accumulated amortization of $94 at
   October 31, 2000 and $59 at July 31, 2000                                 316           321

Capitalized software development:
   Network platform                                                       11,467        11,467
   Software products                                                      29,749        29,317
                                                                         -------       -------
                                                                          41,216        40,784
   Less accumulated amortization                                          29,905        28,883
                                                                         -------       -------
Net capitalized software development                                      11,311        11,901
                                                                         -------       -------
                              TOTAL ASSETS                               $17,798       $18,488
                                                                         =======       =======

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)

                                                                      OCTOBER 31       JULY 31
                      LIABILITIES AND SHAREHOLDERS' EQUITY               2000            2000
                                                                      ----------       --------
Current liabilities:
   Current portion of notes payable to shareholder                     $    361        $    361
   Current portion of notes payable                                         492             461
   Accounts payable                                                         634             836
   Unearned income                                                        3,112           3,117
   Accrued payroll and related liabilities                                1,325           1,182
   Other accrued liabilities                                              1,424           1,310
   Current portion of capital lease obligations                             148             111
                                                                       --------        --------
Total current liabilities                                                 7,496           7,378

Long term liabilities:
   Notes payable to shareholder (net of discount)                           239             313
   Notes payable (net of discount)                                        2,253           2,168
   Capital lease obligations                                                254             214
                                                                       --------        --------
Total long term liabilities                                               2,746           2,695

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per share,
     1,000,000 shares authorized; 20,350 shares issued and
     outstanding at October 31, 2000 and July 31, 2000                       --              --
   Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,168,270 shares issued and outstanding at
     October 31, 2000 and July 31, 2000                                       6               6
   Common stock warrants and options                                      2,459           2,459
   Additional paid-in-capital                                            91,781          91,781
   Accumulated deficit                                                  (86,690)        (85,831)
                                                                       --------        --------
Total shareholders' equity                                                7,556           8,415
                                                                       --------        --------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 17,798        $ 18,488
                                                                       ========        ========


See notes to unaudited condensed financial statements.




Note: The balance sheet at July 31, 2000 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          OCTOBER 31
                                                                     2000           1999
                                                                   -------        -------
Net revenues:
   Subscriptions, support and transaction fees                     $ 2,552        $ 2,500
   Software licenses and renewals                                    1,422            427
   Professional services                                               831            458
                                                                   -------        -------
                                                                     4,805          3,385

Operating expenses:
   Variable cost of products and services sold (exclusive of
    depreciation and amortization shown separately below):
       Subscriptions, support and transaction fees                     373            318
       Software licenses and renewals                                   88            157
       Professional services                                           502            364
                                                                   -------        -------
                                                                       963            839
   Depreciation and amortization                                     1,279          1,199
   Customer operations and support                                     404            484
   Selling, general and administrative                               2,233          1,805
   Software development and support                                    845            656
                                                                   -------        -------
Operating expenses before amounts capitalized                        5,724          4,983
   Less capitalized portion                                           (432)          (372)
                                                                   -------        -------
Net operating expenses                                               5,292          4,611
                                                                   -------        -------

Operating loss                                                        (487)        (1,226)
Other expense:
   Interest expense                                                   (371)           (98)
   Other, net                                                           (1)            (4)
                                                                   -------        -------
Total other expense                                                   (372)          (102)
                                                                   -------        -------
Net loss                                                           $  (859)       $(1,328)
                                                                   =======        =======

Average common shares outstanding                                    6,168          5,712

Basic and diluted net loss per share                               $ (0.14)       $ (0.23)
                                                                   =======        =======


See notes to unaudited condensed financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                OCTOBER 31
                                                                            2000           1999
                                                                          -------        -------
OPERATING ACTIVITIES
   Net loss                                                               $  (859)       $(1,328)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Amortization of network platform                                     143            174
         Amortization of software products                                    879            755
         Amortization of goodwill                                             165            163
         Amortization of deferred financing costs and debt discount           240             --
         Depreciation and other amortization                                   92            107
         Net change in receivables, prepaid expenses and other               (300)         1,489
         Net change in accounts payable, unearned income and
           accrued liabilities                                                 50           (211)
                                                                          -------        -------
   Net cash provided by (used in) operating activities                        410          1,149

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                           (18)            (6)
   Development of software products                                          (432)          (373)
                                                                          -------        -------
   Net cash provided by (used in) investing activities                       (450)          (379)

FINANCING ACTIVITIES
   Net payments under line of credit                                           --           (202)
   Net payments under notes payable                                          (163)           (10)
   Deferred financing costs                                                   (30)            --
   Payments of capital lease obligations                                      (31)           (33)
                                                                          -------        -------
   Net cash provided by (used in) financing activities                       (224)          (245)
                                                                          -------        -------

Net increase (decrease) in cash                                              (264)           525
Cash at beginning of period                                                   563            127
                                                                          -------        -------
Cash at end of period                                                     $   299        $   652
                                                                          =======        =======

Cash paid for interest                                                    $    61        $    98
                                                                          =======        =======

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for:
    Furniture and equipment                                               $   108        $    --
Issuance of common stock as payment of line of credit                          --          1,000




See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2000


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2000.


2.       BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.


3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the stated value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at $100 per share plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $804,000 at October 31, 2000.


4.       NOTES PAYABLE

The convertible debentures, issued on April 27, 2000, and accrued interest thereon are convertible into common stock at a rate of $4 per share, subject to certain adjustments. Concurrent with the issuance of the debentures, the Company issued the investors 600,000 common stock purchase warrants expiring April 27, 2005 and 800,000 investment options expiring October 27, 2001. Each of the warrants and options are exercisable for one share of common stock at a price of $6 per share. The warrants and options, which were originally estimated to have a value of $2,354,000, less accumulated amortization, reduce the carrying amount of the debt.


5.       DERIVATIVES

Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of the adoption of SFAS 133 was immaterial to the Company's financial statements.




                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue for the quarter ended October 31, 2000 increased $1,420,000 or 42% compared to the same period last year, representing the highest quarterly revenue in the history of the Company and the eighteenth of the past nineteen consecutive quarters of year-over-year revenue improvement. All of the improvement was in the manufactured equipment industry. Management expects total revenue for the full fiscal 2001 year to increase by between 20% and 30% from fiscal 2000. EBITDA (earnings before interest, taxes, depreciation and amortization) increased from negative $31,000 for the quarter ended October 31, 1999 to positive $791,000 for the quarter ended October 31, 2000. Earnings improved 35% from a net loss of $1,328,000, or $0.23 per share for the quarter ended October 31, 1999 to a net loss of $859,000 or $0.14 per share for the quarter ended October 31, 2000. Management believes that, due to amortization of goodwill and other intangibles from its acquisitions and continued investment in sales and marketing, full profitability will not be achieved until fiscal 2003. Should the Company complete additional acquisitions, non-cash amortization of intangibles could further delay full profitability. See "Forward Looking Statements."

                                    REVENUES

The Company is a leading provider of Partner Relationship Management and business-to-business Internet e-Commerce solutions for sales, service and life-cycle product support in the manufactured equipment market. The Company currently serves over 100 manufacturers and 20,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. The Company builds and supports a full suite of multi-media electronic catalog publishing and viewing software for the Web or CD/DVD. The Company's communications systems provide a global electronic pathway for parts orders, product registrations, warranty claims and other transactions between manufacturers and their networks of sales and service points.

The Company also has a supplemental business that provides a variety of electronic commerce services to non-Equipment industries such as transportation, agribusiness and publishing. The non-Equipment industries generate positive cash flows for the Company but have not shown significant growth over the past three years.

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the U.S. and Canadian Equipment, International Equipment and non-Equipment markets.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.



                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)

                                           THREE MONTHS ENDED
          INDUSTRY SECTOR                       OCTOBER 31             PERCENT
                                            2000         1999          CHANGE
                                           ------       ------
          EQUIPMENT INDUSTRY
             U.S. and Canadian
                Recurring                   $1,883       $1,385           36%
                Non-recurring                1,382          567          144%
                                            ------       ------
                       Subtotal              3,265        1,952           67%

             International
                Recurring                      305           74          312%
                Non-recurring                   17           84          (80)%
                                            ------       ------
                       Subtotal                322          158          104%

             Total Equipment Industry
                Recurring                    2,188        1,459           50%
                Non-recurring                1,399          651          115%
                                            ------       ------
                    Subtotal                 3,587        2,110           70%

          NON-EQUIPMENT INDUSTRY
             Recurring                       1,174        1,142            3%
             Non-recurring                      44          133          (67)%
                                            ------       ------
                Subtotal                     1,218        1,275           (4)%

          TOTAL REVENUE
             Recurring                       3,362        2,601           29%
             Non-recurring                   1,443          784           84%
                                            ------       ------
                Grand Total                 $4,805       $3,385           42%
                                            ======       ======

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software license fees and professional services fees. Recurring revenue, as a percentage of total revenue, decreased from 77% to 70% for the three months ended October 31, 1999 and 2000, respectively, due to higher new software license revenues in the Equipment Industry. This is more in line with management's belief that a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business.


Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, auto and truck parts after-market, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management's strategy is to expand the Company's electronic parts catalog and dealer communications software and services business with manufacturers and distributors and their dealers in the existing vertical markets and to expand to other similar markets in the future.


    U.S. and Canada

    Recurring revenues in the U.S. and Canadian Equipment Industry increased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to increased catalog license, maintenance and subscription renewals from the Company's growing base of customers. Non-recurring revenues in the U.S. and Canadian Equipment Industry increased for the three month period ended October 31, 2000, compared to the same period last year, due to increased new software licenses and professional services sold to dealers and manufacturers. One customer, a newly signed private-label reseller of the Company's software, accounted for approximately 20% of total revenues in the Equipment Industry for the three months ended October 31, 2000. Revenues in the U.S. and Canadian Equipment Industry increased, as a percentage of total revenues, from 58% for the three months ended October 31, 1999 to 68% for the three months ended October 31, 2000. Management expects recurring and non-recurring revenues in the U.S. and Canadian Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.


    International (Europe and Australia)

    Recurring revenues in the International Equipment Industry increased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to catalog license, maintenance and subscription renewals from new business added last year. Non-recurring revenues in the International Equipment Industry decreased for the three month period ended October 31, 2000 compared to the same period last year, due to a lack of new software sales in the first quarter of fiscal 2001. Revenues in the International Equipment Industry increased, as a percentage of total revenues, from 5% for the three months ended October 31, 1999 to 7% for the three months ended October 31, 2000. Management expects recurring and non-recurring revenues in the International Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.


Non-Equipment Industry

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. The non-Equipment Industry business is characterized by a base of customers with long-term relationships with the Company. Revenues in the non-Equipment Industry decreased for the three month period ended October 31, 2000, compared to the same period last year, due to the Company's focus in the Equipment Industry. Management expects revenues in the non-Equipment Industry will decline for the remainder of fiscal 2001. The Company's five-year contract with the Association of American Railroads will expire on December 31, 2000 and will not be renewed. Per quarter, the Association of American Railroads represented approximately $250,000 of non-Equipment Industry recurring revenues. The Company's five year contract with the Associated Press, on which its business in the non-daily newspaper publishing industry depends, is up for renewal in January 2001. The Company has maintained good relations with the Associated Press, and, based on discussions with the Associated Press, management believes that it is likely that the contract will be renewed, although there is no assurance that this will be the case.

                   VARIABLE COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and variable cost of products and services sold information derived from the Company's unaudited financial statements.


      VARIABLE COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE
                                BY REVENUE TYPE
                                 (IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                 OCTOBER 31               PERCENT
                                                             2000          1999           CHANGE
                                                            -------       -------

          Subscriptions, support and transaction fees
                Revenue                                     $2,552        $2,500             2%
                Variable cost of revenue                       373           318            17%
                Variable cost of revenue as a percent           15%           13%

          Software licenses and renewals
            Revenue                                          1,422           427           233%
            Variable cost of revenue                            88           157           (44)%
            Variable cost of revenue as a percent                6%           37%

          Professional services
            Revenue                                            831           458            81%
            Variable cost of revenue                           502           364            38%
            Variable cost of revenue as a percent               60%           79%

          Total
                Revenue                                     $4,805        $3,385            42%
                Variable cost of revenue                       963           839            15%
                Variable cost of revenue as a percent           20%           25%


Variable cost of subscriptions, support and transaction fees consists primarily of royalties, telecommunications and catalog replication and distribution costs. Variable cost of subscriptions, support and transaction fees as a percentage of revenue increased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to the completion of the recognition of deferred revenues last year associated with the Powercom acquisition which had minimal corresponding costs associated with them, thereby inflating the margin for the prior period. Management expects gross margins from subscriptions, support and transaction fees to fluctuate from quarter to quarter based on the mix of products and services sold.

Variable cost of software licenses and renewals consists primarily of royalties, and software distribution costs. Variable cost of software licenses and renewals as a percentage of revenue decreased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to the sale of software licenses with no associated royalties. Management expects gross margins from software licenses and renewals to fluctuate from quarter to quarter based on the mix of products and services sold.

Variable cost of professional services consists of customization and catalog production labor. Variable cost of professional services as a percentage of revenue decreased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to the delivery of customized software that had estimated costs accrued in the fourth quarter of fiscal 2000 that were in excess of actual costs needed to complete the customizations. These over-accruals were reversed in this quarter. Management expects variable cost of professional services to be between 60% and 80%, depending on the mix of services sold.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.


                               OPERATING EXPENSES
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                            OCTOBER 31            PERCENT
                                                                        2000           1999       CHANGE
                                                                      -------        -------
        Variable cost of products and services sold (exclusive
          of depreciation and amortization shown below)               $   963        $   839        15%
        Customer operations and support                                   404            484       (17)%
        Selling, general and administrative                             2,233          1,805        24%
        Software development and support                                  845            656        29%
                                                                      -------        -------
             Gross cash expenses                                        4,445          3,784        17%
        Depreciation and amortization                                   1,279          1,199         7%
        Less capitalized portion                                         (432)          (372)       16%
                                                                      -------        -------
             Net operating expenses                                   $ 5,292        $ 4,611        15%
                                                                      =======        =======


The increase in net operating expenses for the three month period ended October 31, 2000, compared to the same period last year, was primarily due to an increase in sales and marketing expense in order to facilitate an increase in sales.

Customer operations and support consists primarily of data center operations, software maintenance agreements for the Company's core network, catalog data maintenance and customer support costs. Customer operations and support costs for the three month period ended October 31, 2000 decreased over the same period last year due to classifying direct labor costs, which were not tracked prior to the integration of the NDI acquisition, to direct cost of sales in the catalog production area.

The increase in selling, general and administrative expenses ("SG&A") for the three month period ended October 31, 2000, compared to the same period last year, was primarily due to increased bonuses and commissions associated with the increased sales and to the addition of a senior level financial consultant. SG&A, as a percentage of revenue, decreased from 53% for the three month period ended October 31, 1999 to 46% for the three month period ended October 31, 2000. Management expects costs to continue to increase in SG&A for the remainder of fiscal 2001, as the Company's revenues grow, but the increase is expected to be at a slower rate than revenues.

The Company's technical staff (in-house and contracted) is allocated between software development and support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and support costs increased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to an increase in resources focused on development of Web-based communications and cataloging software. Management expects software development and support costs to continue to increase for the remainder of fiscal 2001, but at a slower rate than revenues.

Depreciation and amortization expense increased slightly for the three month period ended October 31, 2000, compared to the same period last year. Management expects depreciation and amortization to remain relatively consistent for the remainder of fiscal 2001, barring any additional acquisitions.

Capitalized software development costs represented 51% of software development and support for the three month period ended October 31, 2000, compared to 57% for the same period last year, due to the fact that the Company's development resources were focused more on software customization projects.

                                   OTHER ITEMS

The following table sets forth, for the periods indicated, certain earnings information derived from the Company's unaudited financial statements.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                            OCTOBER 31              PERCENT
                                                                       2000             1999        CHANGE
                                                                   -----------        --------
        Net loss                                                     $    (859)       $ (1,328)        35%
           Interest (cash)                                                  61              98        (38)%
           Interest (non-cash)                                             310              --        100%
           Depreciation and amortization                                 1,279           1,199          7%
                                                                     ---------         -------
              Earnings before interest, taxes, depreciation
                 and amortization                                    $     791        $    (31)     2,652%
                                                                     =========        ========


Net loss decreased for the three month period ended October 31, 2000, compared to the same period last year, due to revenues increasing at a higher rate than costs. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue even if earnings before interest, taxes, depreciation and amortization are positive.

Cash paid for interest decreased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to decreased lending under the WITECH line. Non-cash interest expense was incurred for the three month period ended October 31, 2000 as the Company accrued interest and amortized debt discount in relation to the Debenture sold to Rose Glen. Management expects cash paid for interest to decrease as the Company continues to pay off debt and non-cash interest expense to increase, compared to the prior year, as the Company accrues and amortizes non-cash interest expense associated with the Debenture. See "Liquidity and Capital Resources."

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased for the three month period ended October 31, 2000, compared to the same period last year, due primarily to the Company's improvement in earnings. Management expects EBITDA to continue to remain positive for the remainder of fiscal 2001, although there can be no assurance that these results will be ultimately achieved. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue even if EBITDA is positive.

We have included data with respect to EBITDA because it is commonly used as a measurement of financial performance and by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income, as determined in accordance with generally accepted accounting principles, as an indictor of our operating performance, or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles, as a measure of our liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.


                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                             CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                      OCTOBER 31            PERCENT
                                                                  2000         1999         CHANGE
                                                                  -----       ------
          Net cash provided by (used in) operating activities
             before changes in working capital                    $ 660       $ (129)         612%
          Net cash provided by (used in) investing activities      (450)        (379)         (19)%
                                                                  -----       ------
             Subtotal                                               210         (508)         141%
          Effect of net changes in working capital                 (250)       1,278         (120)%
                                                                  -----       ------
             Net cash provided by (used in) operating and
                Investing activities                              $ (40)      $  770         (105)%
                                                                  =====       ======

Net cash provided by operating activities before changes in working capital increased for the three months ended October 31, 2000, compared to the same period last year, due to revenues increasing at a higher rate than expenses. Net cash used in investing activities increased for the three months ended October 31, 2000, compared to the same period last year, primarily due to increased costs attributable to the development of the Company's Web-based software. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and accruals and may vary significantly from quarter to quarter. Management expects cash provided by operating activities to remain positive for the remainder of fiscal 2001, however, there can be no assurance that these results will be ultimately achieved.

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 2001 due to non-cash expenses. Although there can be no assurance that profitability will be achieved thereafter, management expects to achieve full profitability before the end of fiscal 2003, barring additional acquisitions.

At October 31, 2000, the Company had cash and cash equivalents of approximately $299,000 compared to approximately $563,000 at July 31, 2000.


The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.


                                 DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                         OCTOBER 31       JULY 31
                                                            2000            2000           NET
                                                         (UNAUDITED)     (AUDITED)       CHANGE
                                                           -------        -------        -------
  Debt to Shareholder:
   Current portion of notes payable                        $   361        $   361        $    --
   Long-term portion of notes payable                          306            389            (83)
   Debt discount (common stock warrants)                       (67)           (76)             9
                                                           -------        -------        -------
      Total Debt to Shareholder                                600            674            (74)
Subordinated Debenture:
   Long-term notes payable other                             4,000          4,000             --
   Debt discount (common stock warrants and options)        (1,962)        (2,158)           196
                                                           -------        -------        -------
      Total Subordinated Debenture                           2,038          1,842            196

Other Debt:
   Current portion of notes payable other                      492            461             31
   Long-term notes payable other                               215            326           (111)
                                                           -------        -------        -------
      Total Other Debt                                         707            787            (80)
                                                           -------        -------        -------
Total Debt                                                 $ 3,345        $ 3,303        $    42
                                                           =======        =======        =======

On April 27, 2000, the Company issued and sold pursuant to a Securities Purchase Agreement, dated as of April 25, 2000, by and among the Company and RGC International Investors, LDC (the "Investor"), (i) a convertible subordinated debenture in the amount of Four Million Dollars ($4,000,000) due on April 27, 2003 (the "Debenture"), and convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock"), (ii) warrants to purchase Six Hundred Thousand (600,000) shares of Common Stock (the "Warrants"), and
(iii) an investment option to purchase Eight Hundred Thousand (800,000) shares of Common Stock (the "Investment Option"). The Investment Option expires on October 27, 2001 and the Warrants expire on April 27, 2005. The Debenture is convertible into Common Stock at $4 per share and the Warrants and Investment Option are exercisable at $6 per share. At any time after October 27, 2000, the Company can require the Investor to convert the amount owed under the Debenture into Common Stock at $4.00 per share provided that: (i) the closing bid price of the Common Stock has been greater than $6.60 for twenty (20) consecutive trading days and (ii) the Company's resale registration statement has been effective for at least three (3) months. The resale registration became effective on September 1, 2000. At any time after April 27, 2001, the Company can require the Investor to exercise the Investment Option if the closing bid price of the Common Stock is greater than $9.90 for twenty (20) consecutive trading days and the Company's resale registration statement has been effective for at least three (3) months. If exercised, the Investment Option would contribute an additional Four Million Eight Hundred Thousand Dollars ($4,800,000) of working capital to the Company.

ARI has a $1.0 million line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. The WITECH Line expires on December 31, 2001. The WITECH Line bears interest at prime plus 2.0%. As of October 31, 2000 there were no amounts outstanding under the WITECH Line. In conjunction with obtaining the WITECH Line, since 1993, ARI has issued to WITECH 350 shares of its non-voting cumulative preferred stock and total warrants for the purchase of up to 280,000 shares of its common stock, including (i) warrants for the purchase of 250,000 shares at $2.125 per share and (ii) warrants for the purchase of 30,000 shares of its common stock at $4.00 per share. The exercise price under the warrants is reduced if ARI issues stock at less than the then current exercise price. WITECH also purchased 20,000 shares of non-voting cumulative preferred stock on July 15, 1997. Of the 280,000 warrants to purchase shares of Common Stock issued to WITECH; (i) warrants to purchase 175,000 shares of Common Stock at $2.125 expired on October 1, 2000; (ii) warrants to purchase 75,000 shares of Common Stock at $2.125 expire on January 1, 2002; and (iii) warrants to purchase 30,000 shares of Common Stock at $4.000 expire on October 1, 2006.

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

In connection with both the subordinated debenture and the WITECH Line, the Company recognizes amortization of a debt discount, the gross amount of which is the value of the warrants and options issued as partial consideration for the terms of the debt instrument. The amortization of the debt discount appears as non-cash interest expense on the income statement, and the net value of the debt discount reduces the carrying value of the debt on the balance sheet.

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three years by paying: 3.0% of the Purchase Commitment during the first year; 2.0% of the Purchase Commitment during the second year; and 1.0% of the Purchase Commitment during the third year. The balance of the RFC Facility at October 31, 2000 was $482,000.

Management believes that funds generated from operations and proceeds from the Debenture, the WITECH Line and the RFC Facility will be adequate to fund the Company's operations and investments through fiscal 2001. Management may consider the acquisition of strategic investment partners and the sale of additional securities as sources of funding for investment opportunities that may arise. On a long-term basis, management believes that cash for operations as well as for capital expenditures will come principally from cash generated from operations.

ACQUISITIONS

Since December 1995, the Company has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, approximately 300 acquisition candidates have been evaluated, resulting in four completed acquisitions.




ACQUISITION DATE          ACQUIRED COMPANY AND LOCATION                    DESCRIPTION OF ACQUIRED COMPANY
November 4, 1996          cd\*.IMG, Inc. ("CDI")                           CDI developed the Plus 1(R) electronic parts
                          New Berlin, WI                                   catalog, which featured parts information
                                                                           from over 20 manufacturers in the outdoor
                                                                           power, marine, motorcycle and power
                                                                           sports industries.

September 30, 1997        Empart Technologies, Inc. ("EMPART")             EMPART provided us with the
                          Foster City, CA                                  EMPARTpublisher (TM) and EMPARTviewer (TM)
                                                                           software.

September 15, 1998        POWERCOM-2000 ("POWERCOM"), a                    POWERCOM provided electronic catalog
                          subsidiary of Briggs & Stratton Corporation      and communication services to a
                          Colorado Springs, CO                             number of manufacturers in North America,
                                                                           Europe, and Australia in the outdoor
                                                                           power, power tools, power sports
                                                                           industries.

May 13, 1999              Network Dynamics Incorporated ("NDI")            NDI provided us with the PartSmart (TM)
                          Williamsburg, VA                                 electronic catalog, which was used by
                                                                           over 10,000 dealers to view catalogs from
                                                                           50 different manufacturers in 6 sectors of
                                                                           the Equipment Industry.



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

                           PART II. OTHER INFORMATION


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



        ARI Network Services, Inc.
        (Registrant)


Date:   December 15, 2000                            /s/ Brian E. Dearing
        Brian E. Dearing, Chairman of the Board      --------------------------
        (and acting CFO)