Form 10-Q
period 2001-01-31
ARI NETWORK SERVICES INC /WI
filed 2001-03-19
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _________________

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


        YES     |X|                                 NO
            -----------                                ----------

As of March 15, 2001 there were 6,168,270 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED JANUARY 31, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1  Financial statements

          Condensed balance sheets - January 31, 2001 and July 31, 2000      3-4

          Condensed statements of operations for the three and six
            months ended January 31, 2001 and 2000                             5

          Condensed statements of cash flows for the six months ended
            January 31, 2001 and 2000                                          6

          Notes to unaudited condensed financial statements                    7

Item 2  Management's discussion and analysis of financial condition and
        results of operations                                               7-15

PART II - OTHER INFORMATION

Item 4  Submission of matters to a vote of security holders                   16

Item 5  Other information                                                     16

Item 6  Exhibits and reports on Form 8-K                                      16
Signatures

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)

                                                          JANUARY 31     JULY 31
                           ASSETS                            2001          2000
                                                          ----------     -------

Current assets:
   Cash and cash equivalents                               $   810       $   563
   Trade receivables, less allowance for doubtful
     accounts of $754 at January 31, 2001 and
     $697 at July 31, 2000                                   3,045         3,282
   Prepaid expenses and other                                  107           109
                                                           -------       -------
Total current assets                                         3,962         3,954

Equipment and leasehold improvements:
   Computer equipment                                        4,394         4,389
   Leasehold improvements                                      239           239
   Furniture and equipment                                     992           846
                                                           -------       -------
                                                             5,625         5,474

   Less accumulated depreciation and amortization            5,193         5,038
                                                           -------       -------
Net equipment and leasehold improvements                       432           436

Goodwill, less accumulated amortization of $1,742 at
   January 31, 2001 and $1,413 at July 31,2000               1,547         1,876

Deferred financing costs, less accumulated amortization
   of $126 at January 31, 2001 and $59 at July 31, 2000        293           321

Capitalized software development:
   Network platform                                         11,467        11,467
   Software products                                        30,257        29,317
                                                           -------       -------
                                                            41,724        40,784
   Less accumulated amortization                            30,841        28,883
                                                           -------       -------
Net capitalized software development                        10,883        11,901
                                                           -------       -------
     TOTAL ASSETS                                          $17,117       $18,488
                                                           =======       =======

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)


                                                          JANUARY 31    JULY 31
         LIABILITIES AND SHAREHOLDERS' EQUITY                2001         2000
                                                          ----------    --------
Current liabilities:
   Current portion of notes payable to shareholder         $    361     $    361
   Current portion of notes payable                             422          461
   Accounts payable                                             651          836
   Unearned income                                            3,600        3,117
   Accrued payroll and related liabilities                    1,730        1,182
   Other accrued liabilities                                  1,331        1,310
   Current portion of capital lease obligations                 151          111
                                                           --------     --------
Total current liabilities                                     8,246        7,378

Long term liabilities:
   Notes payable to shareholder (net of discount)               164          313
   Notes payable (net of discount)                            2,360        2,168
   Capital lease obligations                                    214          233
                                                           --------     --------
Total long term liabilities                                   2,757        2,695

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per
     share, 1,000,000 shares authorized;
     20,350 shares issued and outstanding at
     January 31, 2001 and July 31, 2000                           -            -
   Common stock, par value $.001 per share,
     25,000,000 shares authorized; 6,168,270 shares
     issued and outstanding at January 31, 2001 and
     July 31, 2000                                                6            6
   Common stock warrants and options                          2,459        2,459
   Additional paid-in-capital                                91,781       91,781
   Accumulated deficit                                      (88,132)     (85,831)
                                                           --------     --------
Total shareholders' equity                                    6,114        8,415
                                                           --------     --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 17,117     $ 18,488
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

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JANUARY 31             JANUARY 31
                                                    2001        2000        2001          2000
                                                  --------    --------    --------      --------
Net revenues:
  Subscriptions, support and transaction fees     $  2,550    $  2,479    $  5,102      $  4,979
  Software licenses and renewals                       616         733       2,038         1,160
  Professional services                                694         637       1,525         1,095
                                                  --------    --------    --------      --------
                                                     3,860       3,849       8,665         7,234
Operating expenses:
  Cost of products and services sold:
    Subscriptions, support and transaction fees        317         403         690           721
    Software licenses and renewals *                   907         981       1,874         1,893
    Professional services                              402         408         904           772
                                                  --------    --------    --------      --------
                                                     1,626       1,792       3,468         3,386
  Depreciation and amortization (exclusive of
    amortization of software products included
    in cost of sales)                                  370         412         770           856
  Customer operations and support                      409         541         813         1,025
  Selling, general and administrative                2,200       2,115       4,433         3,920
  Software development and support                     830         822       1,675         1,478
                                                  --------    --------    --------      --------
Operating expenses before amounts capitalized        5,435       5,682      11,159        10,665
  Less capitalized portion                            (508)       (447)       (940)         (819)
                                                  --------    --------    --------      --------
Net operating expenses                               4,927       5,235      10,219         9,846
                                                  --------    --------    --------      --------
Operating loss                                      (1,067)     (1,386)     (1,554)       (2,612)
Other expense:
  Interest expense                                    (396)       (180)       (767)         (278)
  Other, net                                            21          (2)         20            (6)
                                                  --------    --------    --------      --------
Total other expense                                   (375)       (182)       (747)         (284)
                                                  --------    --------    --------      --------
Net loss                                          $ (1,442)   $ (1,568)   $ (2,301)     $ (2,896)
                                                  ========    ========    ========      ========

Average common shares outstanding                    6,168       5,974       6,168         5,843
Basic and diluted net loss per share                ($0.23)     ($0.26)     ($0.37)       ($0.50)
                                                  ========    ========    ========      ========


See notes to unaudited condensed financial statements.


* includes amortization of software products of $793, $820, $1,672 and $1,575 and excluding other depreciation and amortization shown separately

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                         JANUARY 31
                                                                    2001         2000
                                                                  --------     --------
OPERATING ACTIVITIES
  Net loss                                                        $ (2,301)    $ (2,896)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Amortization of network platform                                   286          348
    Amortization of software products                                1,672        1,575
    Amortization of goodwill                                           329          327
    Amortization of deferred financing costs and debt discount         476            -
    Depreciation and other amortization                                155          181
    Net change in receivables, prepaid expenses and other              239          (50)
    Net change in accounts payable, unearned income and
      accrued liabilities                                              867          265
                                                                  --------     --------
  Net cash provided by (used in) operating activities                1,723         (250)

INVESTING ACTIVITIES

  Purchase of equipment and leasehold improvements                     (10)         (40)
  Software products capitalized                                       (940)        (819)
                                                                  --------     --------
  Net cash provided by (used in) investing activities                 (950)        (859)

FINANCING ACTIVITIES
  Net borrowings under line of credit                                    -          500
  Repayments under notes payable                                      (405)        (330)
  Deferred financing costs                                             (39)           -
  Payments of capital lease obligations                                (82)         (56)
  Proceeds from issuance of common stock                                 -        1,264
                                                                  --------     --------
  Net cash provided by (used in) financing activities                 (526)       1,378
                                                                  --------     --------
Net increase (decrease) in cash                                        247          269
Cash at beginning of period                                            563          127
                                                                  --------     --------
Cash at end of period                                             $    810     $    396
                                                                  ========     ========

Cash paid for interest                                            $    291     $    278
                                                                  ========     ========

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for:
  Furniture and equipment                                         $    141     $      -
Issuance of common stock as payment of line of credit                    -        1,000
Conversion of line of credit to note payable                             -        1,000

See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                JANUARY 31, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2000.

2.       BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the stated value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at $100 per share plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $887,000 at January 31, 2001.

4.       NOTES PAYABLE

The convertible debentures, issued on April 27, 2000, and accrued interest thereon are convertible into common stock at a rate of $4 per share, subject to certain conditions and adjustments. Concurrent with the issuance of the debentures, the Company issued the investors 600,000 common stock purchase warrants expiring April 27, 2005 and 800,000 investment options expiring October 27, 2001. Each of the warrants and options are exercisable for one share of common stock at a price of $6 per share. The warrants and options, which were estimated to have a value of $2,354,000 at the time of issuance, less accumulated amortization, reduce the carrying amount of the debt.

5.       DERIVATIVES

Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position measured at fair value. The impact of the adoption of SFAS 133 was immaterial to the Company's financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue for the quarter ended January 31, 2001 increased less than 1% from $3,849,000 in fiscal 2000 to $3,860,000 in fiscal 2001, representing the nineteenth of the past twenty consecutive quarters of year-over-year revenue improvement. Management expects total revenue for the full fiscal 2001 year to increase between 20% and 30% from fiscal 2000. Earnings improved by 9%, from a net loss of $1,568,000, or $0.26 per share for the quarter ended January 31, 2000 to a net loss of $1,442,000 or $0.23 per share for the quarter ended January 31, 2001. Management believes that, due to non-cash amortization of goodwill and other intangibles from its acquisitions, full profitability will not be achieved until fiscal 2003. Should the Company complete additional acquisitions, non-cash amortization of intangibles could further delay full profitability. See "Forward Looking Statements."




                                    REVENUES

The Company is a leading provider of Partner Relationship Management and business-to-business Internet e-Commerce solutions for sales, service and life-cycle product support in the manufactured equipment market. The Company currently serves over 100 manufacturers and 20,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. The Company builds and supports a full suite of multi-media electronic catalog publishing and viewing software for the Web or CD. The Company's communications systems provide a global electronic pathway for parts orders, product registrations, warranty claims and other transactions between manufacturers and their networks of sales and service points.

The Company also has a supplemental business that provides a variety of electronic commerce services to non-Equipment industries such as:
transportation, agribusiness and publishing. The non-Equipment industries generate positive cash flows for the Company but have not shown significant growth over the past three years.

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the U.S. and Canadian Equipment, International Equipment and non-Equipment markets.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.

                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)


                              THREE MONTHS ENDED           SIX MONTHS ENDED
  INDUSTRY SECTOR                JANUARY 31       PERCENT     JANUARY 31      PERCENT
                                2001      2000    CHANGE     2001      2000   CHANGE
                              -------   --------  -------  -------   -------  -------
  EQUIPMENT INDUSTRY
    U.S. and Canadian
      Recurring               $ 2,273   $ 1,398      63%   $ 4,156   $ 2,783    49%
      Non-recurring               320       895     (64%)    1,702     1,462    16%
                              -------   -------            -------   -------
        Subtotal                2,593     2,293      13%     5,858     4,245    38%

    International
      Recurring                   359       110     226%       664       184   261%
      Non-recurring                 -       258    (100%)       17       342   (95%)
                              -------   -------            -------   -------
        Subtotal                  359       368      (2%)      681       526    29%

  Total Equipment Industry
    Recurring                   2,632     1,508      75%     4,820     2,967    62%
    Non-recurring                 320     1,153     (72%)    1,719     1,804    (5%)
                              -------   -------            -------   -------
      Subtotal                  2,952     2,661      11%     6,539     4,771    37%

  NON-EQUIPMENT INDUSTRY
    Recurring                     908     1,181     (23%)    2,082     2,323   (10%)
    Non-recurring                   -         7    (100%)       44       140   (69%)
                              -------   -------            -------   -------
      Subtotal                    908     1,188     (24%)    2,126     2,463   (14%)

  TOTAL REVENUE
    Recurring                   3,540     2,689      32%     6,902     5,290    30%
    Non-recurring                 320     1,160     (72%)    1,763     1,944    (9%)
                              -------   -------            -------   -------
      Grand Total             $ 3,860   $ 3,849       0%   $ 8,665   $ 7,234    20%
                              =======   =======            =======   =======

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software license fees and professional services fees. Recurring revenue, as a percentage of total revenue, increased from

70% to 92% for the three months ended January 31, 2000 and 2001, respectively, due to an increase in annual renewal revenues and lower than expected new software license revenues in the Equipment Industry. The decrease in recurring revenue in the U.S. and Canadian markets were primarily due to heavy turnover in the Company's sales force and a "lag time" to hire new salespeople. The lack of recurring revenues in the International markets was primarily due to the Company's shift from the Equipment markets to other more lucrative markets and the establishment of new sales leads. On a year to date basis, recurring revenue is 80% of total revenue compared to 73% of total revenue for the same period last year. Management believes that the remainder of the year will be more in line with the Company's ideal relationship of approximately two thirds recurring revenue to one third non-recurring revenue. Management believes that this "target" ratio establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business.

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

    U.S. and Canada

    Recurring revenues in the U.S. and Canadian Equipment Industry increased for the three and six month periods ended January 31, 2001, compared to the same periods last year, primarily due to increased catalog license, maintenance and subscription renewals from the Company's growing base of customers and the renegotiation of prior agreements from a fixed price structure to the Company's time and materials based business model. Non-recurring revenues in the U.S. and Canadian Equipment Industry decreased for the three month period ended January 31, 2001, compared to the same period last year, due to lower than expected new software license revenues, but increased for the six month period ended January 31, 2001 compared to the same period last year, due to new software licenses and professional services sold to dealers and manufacturers in the first quarter of this fiscal year. Revenues in the U.S. and Canadian Equipment Industry increased, as a percentage of total revenues, from 59% for the six months ended January 31, 2000 to 68% for the six months ended January 31, 2001. Management expects recurring and non-recurring revenues in the U.S. and Canadian Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.

    International (Europe and Australia)

    Recurring revenues in the International Equipment Industry increased for the three and six month periods ended January 31, 2001, compared to the same periods last year, primarily due to catalog license, maintenance and subscription renewals from new business added last year. Non-recurring revenues in the International Equipment Industry decreased for the three and six month periods ended January 31, 2001 compared to the same periods last year, due to a lack of new software sales in the first half of fiscal 2001. Revenues in the International Equipment Industry increased, as a percentage of total revenues, from 7% for the six months ended January 31, 2000 to 8% for the six months ended January 31, 2001. Management expects recurring and non-recurring revenues in the International Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.

Non-Equipment Industry

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. The non-Equipment Industry business is characterized by a base of customers with long-term relationships with the Company. Revenues in the non-Equipment Industry decreased for the three and six month periods ended January 31, 2001, compared to the same periods last year, due to the Company's focus in the Equipment Industry. Management expects revenues in the non-Equipment Industry will decline for the remainder of fiscal 2001. Management expects that consolidation in the agricultural customer base is the reason for the decline in recurring revenues from the agricultural inputs industry and management believes that revenue from this market will continue to decrease in the future as the Company reaches saturation in this market. The Company's five-year contract with the Association of American Railroads expired on December 31, 2000. Per quarter, the Association of American Railroads represented approximately $250,000 of non-Equipment Industry recurring revenues. The Company's five year contract with the Associated Press, on which its business in the non-daily newspaper publishing industry depends, was up for renewal in January 2001 and is currently operating on a short term renewal while contract renegotiations are taking place.

The Company has maintained good relations with the Associated Press, and, based on discussions with the Associated Press, management believes that it is likely that the contract will be renewed, although there is no assurance that this will be the case.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company's unaudited financial statements.

   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)


                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JANUARY 31        PERCENT      JANUARY 31       PERCENT
                                               2001      2000      CHANGE      2001     2000     CHANGE
                                             -------   ---------   -------   -------  -------    -------
Subscriptions, support and transaction
  fees
  Revenue                                    $ 2,550   $ 2,479        3%     $ 5,102  $ 4,979       2%
  Cost of revenue                                317       403      (21%)        690      721      (4%)
  Cost of revenue as a percent of revenue        12%       16%                   14%      14%

Software licenses and renewals
  Revenue                                        616       733      (16%)      2,038    1.160      76%
  Cost of revenue                                907       981       (8%)      1,874    1,893      (1%)
  Cost of revenue as a percent of revenue       147%      134%                   92%     163%

Professional services
  Revenue                                        694       637        9%       1,525    1,095      39%
  Cost of revenue                                402       408       (1%)        904      772      17%
  Cost of revenue as a percent of revenue        58%       64%                   59%      71%

Total
  Revenue                                    $ 3,860   $ 3,849        0%     $ 8,665  $ 7,234      20%
  Cost of revenue                              1,626     1,792       (9%)      3,468    3,386       2%
  Cost of revenue as a percent of revenue        42%       47%                   40%      47%


Cost of subscriptions, support and transaction fees consists primarily of Associated Press royalties, telecommunications and catalog replication and distribution costs. Cost of subscriptions, support and transaction fees as a percentage of revenue decreased for the three month period ended January 31, 2001, compared to the same period last year, primarily due to lower telecommunications costs and remained relatively consistent for the six month period ended January 31, 2001, compared to the same period last year. Management expects gross margins from subscriptions, support and transaction fees to fluctuate somewhat from quarter to quarter based on the mix of products and services sold.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties, and software distribution costs. Cost of software licenses and renewals as a percentage of revenue varies significantly due to the variability of new software license revenues with relatively fixed cost of sales, primarily amortization of software costs. Cost of software licenses and renewals as a percentage of revenue increased for the three month period ended January 31, 2001, compared to the same period last year, primarily due to lower software license revenues with relatively consistent amortization costs, but decreased for the six month period ended January 31, 2001, compared to the same period last year, due to higher software license revenues in the first quarter of fiscal 2001. Management expects gross margins from software licenses and renewals to fluctuate significantly from quarter to quarter based on the number of licenses sold.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three and six month periods ended January 31, 2001, compared to the same periods last year, primarily because professional services revenue increased from the conversion of old "fixed bid" contracts to time and materials contracts without a corresponding increase in the cost needed to provide those services. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company's performance towards the estimate given to customers for customization projects.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

                               OPERATING EXPENSES
                                 (IN THOUSANDS)

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JANUARY 31       PERCENT        JANUARY 31       PERCENT
                                         2001      2000     CHANGE        2001      2000    CHANGE
                                       -------   --------   -------     -------   -------   -------
Cost of products and services sold     $ 1,626    $ 1,792     (9%)      $ 3,468   $ 3,386      2%
Customer operations and support            409        541    (24%)          813     1,025    (21%)
Selling, general and administrative      2,200      2,115      4%         4,433     3,920     13%
Software development and support           830        822      1%         1,675     1,478     13%
                                       -------   --------               -------   -------
                                         5,065      5,270     (4%)       10,389     9,809      6%
Depreciation and amortization              370        412    (10%)          771       856    (10%)
Less capitalized portion                  (508)      (447)    14%          (940)     (819)    15%
                                       -------   --------               -------   -------
  Net operating expenses               $ 4,927   $  5,235     (6%)      $10,220   $ 9,846      4%
                                       =======   ========               =======   =======

Customer operations and support consists primarily of data center operations, software maintenance agreements for the Company's core network, catalog data maintenance and customer support costs. Customer operations and support costs decreased for the three and six month periods ended January 31, 2001, compared to the same periods last year, due to classifying direct labor costs, which were not tracked prior to the integration of the NDI acquisition, to direct cost of sales in the catalog production area of professional services.

The increase in selling, general and administrative expenses ("SG&A") for the three and six month periods ended January 31, 2001, compared to the same periods last year, was primarily due to increased bonuses and commissions associated with the increased sales and to the addition of a senior level financial consultant. SG&A, as a percentage of revenue, decreased from 54% for the six month period ended January 31, 2000 to 51% for the six month period ended January 31, 2001. Management expects costs to continue to increase in SG&A for the remainder of fiscal 2001, as the Company's revenues grow, but the increase is expected to be at a slower rate than revenues.

The Company's technical staff (in-house and contracted) performs both software development and support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and support costs increased for the six month period ended January 31, 2001, compared to the same period last year, primarily due to an increase in resources focused on development of Web-based communications and cataloging software. Management expects software development and support costs to continue to increase for the remainder of fiscal 2001, but at a slower rate than revenues.

Depreciation and amortization expense decreased slightly for the three and six month periods ended January 31, 2001, compared to the same periods last year. Management expects depreciation and amortization to remain relatively consistent for the remainder of fiscal 2001, providing there are no additional acquisitions.

Capitalized software development costs represented 56% of software development and support for the six month period ended January 31, 2001, compared to 55% for the same period last year. Management expects capitalized software development to fluctuate from quarter to quarter depending on the deployment of the Company's resources between software development available for capitalization and customer customizations.

                                   OTHER ITEMS

Net loss decreased for the three and six month periods ended January 31, 2001, compared to the same periods last year, due to revenues increasing at a higher rate than costs. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue even if net cash provided by operations and used in investing activities is positive.

Cash paid for interest increased for the three and six month periods ended January 31, 2001, compared to the same periods last year, primarily due to increased utilization of the RFC Facility. Non-cash interest expense was incurred for the three and six month periods ended January 31, 2001 as the Company accrued interest and amortized debt discount for the Debenture sold to Rose Glen in April 2000. Management expects cash paid for interest to decrease as the Company continues to pay off debt and non-cash interest expense to increase, compared to the prior year, as the Company accrues and amortizes non-cash interest expense associated with the Debenture. See "Liquidity and Capital Resources."

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.

                             CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JANUARY 31       PERCENT     JANUARY 31      PERCENT
                                               2001       2000    CHANGE     2001     2000    CHANGE
                                             -------    -------   -------  -------  --------  -------

Net cash provided by (used in) operating
  activities before changes in working
  capital                                    $  (43)    $  (336)     87%    $  617   $  (465)    347%
Net cash provided by (used in)
  investing activities                         (500)       (480)     (4%)     (950)     (859)    (11%)
                                             ------     -------             ------   -------
  Subtotal                                     (543)       (816)     33%      (333)   (1,324)     75%
Effect of net changes in working capital      1,356      (1,063)    228%     1,106       215     414%
                                             ------     -------             ------   -------
  Net cash provided by (used in)
    operating and investing activities       $  813     $(1,879)    143%    $  773   $(1,109)    170%
                                             ======     =======             ======   =======

Management analyzes the Company's cash flow by breaking it down into three components: (i) net cash provided by (used in) operating activities before changes in working capital, which is a measure of the cash generating capability of the Company's business; (ii) net cash used in investing activities, which is a measure of the Company's investment in products and infrastructure for the future; and (iii) effect of changes in working capital, which is primarily driven by the timing of payments and invoicing relative to the end of a reporting period.

Total cash flows from operating and investing activities improved for the three and six month periods ending January 31, 2001, compared to the same periods last year, because of increased cash flows from operations before working capital changes. The analysis reveals that the primary reason for the Company's cash flow performance is the performance of its underlying business, rather than changes in investment or working capital timing.

Net cash provided by operating activities before changes in working capital increased for the three and six months ended January 31, 2001, compared to the same periods last year, due to revenues increasing at a higher rate than expenses. Net cash used in investing activities increased for the three and six months ended January 31, 2001, compared to the same periods last year, primarily due to increased costs attributable to the development of the Company's Web-based software. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and accruals and may vary significantly from quarter to quarter. Management expects cash provided by operating activities to remain positive for the remainder of fiscal 2001, however, there can be no assurance that these results will be ultimately achieved.

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 2001 due to non-cash expenses. Although there can be no assurance that profitability will be achieved thereafter, management expects to achieve full profitability before the end of fiscal 2003, provided there are no additional acquisitions.

At January 31, 2001, the Company had cash and cash equivalents of approximately $810,000 compared to approximately $563,000 at July 31, 2000.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.

                                 DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                         JANUARY 31    JULY 31
                                                            2001         2000      NET
                                                        (UNAUDITED)   (AUDITED)   CHANGE
                                                        -----------   ---------   ------
  Debt to Shareholder:
    Current portion of notes payable                      $   361      $   361    $    -
    Long-term portion of notes payable                        222          389      (167)
    Debt discount (common stock warrants)                     (58)         (76)       18
                                                          -------      -------    ------
      Total Debt to Shareholder                               525          674      (149)
  Subordinated Debenture:
    Long-term notes payable other                           4,000        4,000         -
    Debt discount (common stock warrants and options)      (1,767)      (2,158)      391
                                                          -------      -------    ------
      Total Subordinated Debenture                          2,233        1,842       391
  Other Debt:
    Current portion of notes payable other                    422          461       (39)
    Long-term notes payable other                             127          326      (199)
                                                          -------      -------    ------
        Total Other Debt                                      549          787      (238)
                                                          -------      -------    ------
  Total Debt                                              $ 3,307      $ 3,303    $    4
                                                          =======      =======    ======


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

ARI has a $1.0 million line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. The WITECH Line expires on December 31, 2001. The WITECH Line bears interest at prime plus 2.0%. As of January 31, 2001 there were no amounts outstanding under the WITECH Line. In conjunction with obtaining the WITECH Line, since 1993, ARI has issued to WITECH 350 shares of its non-voting cumulative preferred stock and total warrants for the purchase of up to 280,000 shares of its common stock, including (i) warrants for the purchase of 250,000 shares at $2.125 per share and (ii) warrants for the purchase of 30,000 shares of its common stock at $4.00 per share. The exercise price under the warrants is reduced if ARI issues stock at less than the then current exercise price. WITECH also purchased 20,000 shares of non-voting cumulative preferred stock on July 15, 1997. Of the 280,000 warrants to purchase shares of Common Stock issued to WITECH; (i) warrants to purchase 175,000 shares of Common Stock at $2.125 expired on October 1, 2000; (ii) warrants to purchase 75,000 shares of Common Stock at $2.125 expire on January 1, 2002; and (iii) warrants to purchase 30,000 shares of Common Stock at $4.000 expire on October 1, 2006.

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

In connection with both the subordinated debenture and the WITECH Line, the Company recognizes amortization of a debt discount, the gross amount of which is the value of the warrants and options issued as partial consideration for the terms of the debt instrument. The amortization of the debt discount appears as non-cash interest expense on the statement of operations and the net value of the debt discount reduces the carrying value of the debt on the balance sheet.

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three years by paying: 3.0% of the Purchase Commitment during the first year; 2.0% of the Purchase Commitment during the second year; and 1.0% of the Purchase Commitment during the third year. The balance of the RFC Facility at January 31, 2001 was $973,000.

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

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
                                 (IN THOUSANDS)


                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JANUARY 31       PERCENT       JANUARY 31        PERCENT
                                             2001       2000    CHANGE       2001      2000     CHANGE
                                            -------   -------   -------    -------   -------    -------
Net loss                                    $(1,442)  $(1,568)      8%     $(2,301)  $(2,896)     21%
  Interest (cash)                               230       180      28%         291       278       5%
  Interest (non-cash)                           166         -     100%         476         -     100%
  Amortization of software products             793       820      (3%)      1,672     1,575       6%
  Other depreciation and amortization           370       412     (10%)        770       856     (10%)
                                           --------   -------              -------   -------
    Earnings before interest, taxes,
      depreciation and amortization        $    117   $  (156)    174%     $   908   $  (187)    586%
                                           ========   =======              =======   =======


The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA increased for the three and six month periods ended January 31, 2001, compared to the same periods last year, due primarily to the Company's improvement in earnings. Management expects EBITDA to continue to remain positive for the remainder of fiscal 2001, although there can be no assurance that these results will be ultimately achieved. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue even if EBITDA is positive.

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

------------------------------------------------------------------------------------------------------
    ACQUISITION DATE            ACQUIRED COMPANY AND LOCATION       DESCRIPTION OF ACQUIRED COMPANY
------------------------------------------------------------------------------------------------------
November 4, 1996        cd\*.IMG, Inc. ("CDI")                   CDI developed the Plus(1)(R) electronic
                        New Berlin, WI                           parts catalog, which featured parts
                                                                 information from over 20
                                                                 manufacturers in the outdoor power,
                                                                 marine, motorcycle and power sports
                                                                 industries.
------------------------------------------------------------------------------------------------------
September 30, 1997      Empart Technologies, Inc. ("EMPART")     EMPART provided us with the
                        Foster City, CA                          EMPARTpublisher and EMPARTviewer
                                                                 software.
------------------------------------------------------------------------------------------------------
September 15, 1998      POWERCOM-2000 ("POWERCOM"), a            POWERCOM provided electronic catalog
                        subsidiary of Briggs & Stratton          and communication services to a
                        Corporation                              number of manufacturers in North
                        Colorado Springs, CO                     America, Europe, and Australia in
                                                                 the outdoor power, power tools, and
                                                                 power sports industries.
------------------------------------------------------------------------------------------------------
May 13, 1999            Network Dynamics Incorporated ("NDI")    NDI provided us with the PartSmart
                        Williamsburg, VA                         electronic catalog, which was used by
                                                                 over 10,000 dealers to view catalogs
                                                                 from 50 different manufacturers in 6
                                                                 sectors of the Equipment Industry.
------------------------------------------------------------------------------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2000 Annual Meeting of Shareholders on December 14,
    2000.

(b) Votes cast for the election of directors to serve until the 2003 Annual Shareholder's Meeting were as follows:

        Nominee                        Votes For                   Votes Against
        -------                        ---------                   -------------
        Gordon J. Bridge               4,893,960                               0
        Ted C. Feierstein              4,902,965                               0

     Votes cast for the ratification of the appointment of D. Bruce Merrifield, Jr. to serve as a director until the 2002 Annual Shareholder's meeting were as follows:

        For                   4,897,014
        Against                       0
        Abstained               223,883
        Broker Non-Vote               0

     Directors whose terms of office continue past the 2000 Annual Meeting of Shareholders are: Francis Brzezinski, Brian E. Dearing, D. Bruce Merrifeld, Jr. and Richard W. Weening.

     Votes cast to approve the 2000 Stock Option Plan were as follows:

        For                   3,154,643
        Against                 270,607
        Abstained                19,269
        Broker Non-Vote       1,676,378

     Votes cast to approve the 2000 Employee Stock Purchase Plan were as follows:

        For                   3,354,753
        Against                  71,354
        Abstained                18,412
        Broker Non-Vote       1,676,378

     Votes cast to ratify the appointment of Ernst & Young LLP as the Company's auditors for the year ending July 31, 2000 were as follows:

        For                   5,083,860
        Against                  15,185
        Abstained                21,852

ITEM 5.  OTHER INFORMATION

On January 18, 2001 Mr. Fran Brzezinski tendered his resignation as a director, effective February 28, 2001, in light of other pressing business commitments. On March 15, 2001, the Board appointed Mr. David C. Storm to fill the vacancy created by Mr. Brzezinski's resignation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         b)  Reports on Form 8-K.

             On November 13, 2000, a Report on Form 8-K with respect to Item 9 of Form 8-K was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       ARI Network Services, Inc.
       (Registrant)

Date:  March 19, 2001                   /s/ Brian E. Dearing
       Brian E. Dearing, Chairman       ----------------------------------------
       of the Board (and acting CFO)