Form 10-K/A
period 2000-07-31
ARI NETWORK SERVICES INC /WI
filed 2001-06-01
CIK 879796

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-K/A

                              --------------------

                                 AMENDMENT NO. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]
            -----
As of May 25, 2001, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ National Market System) was approximately $4.1 million.

As of May 25, 2001, there were 6,184,281 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2000, for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
================================================================================

                        NOTE REGARDING AMENDED FORM 10-K

The Company is making this filing to show, among other things, the effect of the restatement of our financial statements noted below. For current information on ARI Network Services, Inc., please refer to other recent filings with the Securities and Exchange Commission.

The Company sells licenses or license renewals and maintenance service agreements to most of its customers for the software products sold to them. The Company had previously recognized revenues related to the licenses at the time of delivery and license renewals at the time of renewal. Following discussions with the staff of the Securities and Exchange Commission, the Company revised its revenue recognition policy for transactions entered into after August 1, 1999 to recognize revenues resulting from these licenses and renewals over the term of the arrangement, which is generally twelve months.

As a result of this revision, the Company has restated its financial statements as of and for the year ended July 31, 2000 only. As a result of this revision, the Company's revenues have decreased and net loss has increased for the year ended July 31, 2000 by $1,256,000 or $0.21 per share.

The Company has reclassified amortization of industry specific applications from depreciation and amortization to cost of products and services sold for all periods shown. This has no impact on earnings.

The Company is amending only the following sections of the Report on Form 10-K:

Part II, Item 6. Selected Financial Data

Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Part II, Item 8. Financial Statements and Supplementary Data

                                     PART II

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


                          STATEMENT OF OPERATIONS DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED JULY 31
                                                         --------------------------------------------------------
                                                            2000       1999        1998       1997         1996
                                                         --------    --------    --------    --------    --------
Network and other services revenues                      $  9,743    $  8,616    $  5,811    $  5,235    $  4,484
Software revenues                                           1,289       2,822       1,431         888         418
Professional services revenues                              2,272       1,450         722         790         350
                                                         --------    --------    --------    --------    --------
    Total revenues                                         13,304      12,888       7,964       6,913       5,252
Operating expenses:
    Cost of network and other services sold                 1,415       1,431       1,327       1,035         925
    Cost of software sold*                                  3,614       2,543       1,333         940         742
    Cost of professional services sold                      1,965       1,234         407         484         203
    Depreciation and amortization (exclusive of
       amortization of
       Industry specific application included in
       cost of sales                                        1,778       1,773       1,021         950       1,143
    Network operations                                      2,048       1,017         708       1,004         919
    Selling, general and administrative                     8,214       6,995       4,586       4,819       4,585
    Network construction and expansion                      2,779       2,786       2,198       1,897       1,897
                                                         --------    --------    --------    --------    --------
       Operating expenses before amounts
          capitalized                                      21,813      17,779      11,580      11,129      10,414
    Less capitalized portion                               (1,729)     (1,802)     (1,546)     (1,155)     (1,230)
                                                         --------    --------    --------    --------    --------
       Net operating expenses                              20,084      15,977      10,034       9,974       9,184
                                                         --------    --------    --------    --------    --------
Operating loss                                             (6,780)     (3,089)     (2,070)     (3,061)     (3,932)
Other income (expense)                                       (822)       (326)        (70)       (214)       (274)
                                                         --------    --------    --------    --------    --------
    Net loss                                             $ (7,602)   $ (3,415)   $ (2,140)   $ (3,275)   $ (4,206)
                                                         ========    ========    ========    ========    ========


Weighted average common shares outstanding                  6,002       5,061       4,119       3,611       3,114
Basic and diluted net loss per share                     $  (1.27)   $  (0.67)   $  (0.52)   $  (0.91)   $  (1.35)


                          SELECTED BALANCE SHEET DATA:

Working capital (deficit)                                $ (4,680)   $ (3,476)   $    762    $   (689)   $ (3,412)

Capitalized network system (net)**                         11,901      14,052       9,122       8,957       9,264
Total assets                                               18,488      20,438      12,808      11,416      11,479
Current portion of long-term debt and capital                 933         713          58          64          63
lease obligations
Total long-term debt and capital lease obligations          2,695       3,511       1,653           8          22
Total shareholders' equity                                  7,159       9,756       8,962       8,947       6,182

* Includes amortization of industry specific applications of $3,224, $2,057, $1,121, $772 and $657.

** Fiscal 1999 includes a reclassification of $5,208 from goodwill as a result of the finalization of the purchase price allocation for the NDI acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Total revenue grew 3% during fiscal 2000 compared to fiscal 1999, while revenues in the Equipment Industry grew 15%. Management attributes the less than expected increase in total revenue to the changes in revenue recognition required by Statement of Position 98-9 (which requires recognition of the Company's software licenses and renewals in multiple element arrangements over the term of the arrangement), late delivery of the Company's communications software and to a 12% decline in non-Equipment Industry revenues. The development delays negatively affected our expected recurring revenues by delaying deployment of the software to customers who had already signed with us. The delay also affected non-recurring revenues because the existing accounts could not be referenced as a fully deployed account and because the development team was assigned to existing accounts, and therefore was not available to work on newly signed accounts. Net loss grew as overall expenditures continued, without the corresponding increase in revenues, to address the software development issues and position the Company to resume its revenue growth.

                                    REVENUES

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the Equipment Industry and all other industries. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing approximately two thirds of the Company's revenue in fiscal 2000. As more fully described in Note 11 of the Notes to our Financial Statements, we revised our accounting policy for the recognition of revenue for software licenses and renewals in multiple element arrangement effective August 1, 1999. As a result of this revision, we have restated our financial statements for the year ended July 31, 2000 as presented herein.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's financial statements:

                               REVENUE BY INDUSTRY
                                 (IN THOUSANDS)

                                                       YEAR ENDED JULY 31
                         ------------------------------------------------------------------------------
                                                        PERCENT                                 PERCENT
 INDUSTRY:                 2000         1999            CHANGE       1999        1998           CHANGE
                           ----         ----            ------       ----        ----           ------
 Equipment Industry
    Recurring            $ 5,621      $ 3,243            73%       $ 3,243      $   606           435%
    Non-recurring          2,864        4,157           (31%)        4,157        1,588           162%
                         -------      -------                      -------      -------
    Subtotal               8,485        7,400            15%         7,400        2,194           237%

 Other Revenues
    Recurring              4,483        4,841            (7%)        4,841        4,600             5%
    Non-recurring            336          647           (48%)          647        1,170           (45%)
                         -------      -------                      -------      -------
    Subtotal               4,819        5,488           (12%)        5,488        5,770            (5%)

 Total Revenue
    Recurring             10,104        8,084            25%         8,084        5,206            55%
    Non-recurring          3,200        4,804           (33%)        4,804        2,758            74%
                         -------      -------                      -------      -------
    Grand Total          $13,304      $12,888             3%       $12,888      $ 7,964            62%
                         =======      =======                      =======      =======


Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Recurring revenues increased in fiscal 2000 and fiscal 1999, compared to the prior year, primarily due to increases in the Equipment Industry revenues driven by the Powercom and NDI acquisitions. Recurring revenue, as a percentage of total revenue, increased from 65% in fiscal 1998 and 63% in fiscal 1999 to 76% in fiscal 2000 primarily due to increases in the customer base in the Equipment Industry caused by the Powercom and NDI acquisitions and to a drop in non-recurring revenues. Management believes a ratio of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter or year to year.

Non-recurring revenues are derived from initial software licenses and professional service fees. Non-recurring revenues increased in fiscal 1999, compared to the prior year, primarily due to increased new business in the Equipment Industry. These new sales decreased in fiscal 2000, compared to fiscal 1999, as the Company experienced delays in the development of customized communications software and the recognition of software licenses and renewals over the twelve month period of the arrangement, beginning in fiscal 2000. The Company has installed its TradeRoute(R) software at over 3,000 dealer locations as of the end of fiscal 2000. Management believes that non-recurring revenues will increase during fiscal 2001 because most of the development issues have been solved, although these revenues will be recognized at a slower rate than prior to the revenue recognition change. This positions the Company for a more solid and determinable revenue stream.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance, auto parts after market and others. Management's strategy is to expand the Company's electronic parts catalog software and services and dealer communication business with manufacturers and distributors and their dealers in the existing vertical markets and to expand to other similar markets in the future. Revenues from all of the Company's acquisitions are included in the Equipment Industry revenues. Recurring revenues in the Equipment Industry increased in fiscal 2000 and fiscal 1999, compared to the prior year, primarily due to the acquisitions of Powercom and NDI, both of which had substantial recurring revenue bases. Non-recurring revenues in the Equipment Industry decreased in fiscal 2000, compared to the prior year, primarily due to the recognition of software licenses and renewals over a twelve month period and delays in the delivery of the Company's customized communications software. Non-recurring revenues in the Equipment Industry increased in fiscal 1999, compared to the prior year, due to increased software and professional services sold to new and existing manufacturer customers, primarily in the recreation vehicle market. Management expects recurring and non-recurring revenues in the Equipment Industry to increase at a higher percentage of total revenues in fiscal 2001, as management continues to focus attention and resources in this industry.

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

Our five-year contract with the Association of American Railroads expired in December, 2000. Our five-year contract with the Associated Press, on which our business in the non-daily newspaper publishing industries depends, expired in December 2000 and has been extended to September 14, 2001. Management is currently negotiating with the Associated Press to renew the contract, and, based on discussions we have had, management believes that if the contract is renegotiated, margins are likely to decline, although there is no assurance that this will be the case.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's financial statements:

                               OPERATING EXPENSES
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED JULY 31
                                                          -----------------------------------------------------------------------
                                                                                     PERCENT                              PERCENT
                                                           2000        1999          CHANGE      1999       1998          CHANGE
Cost of products and services sold                        $  6,994    $  5,208          34%    $  5,208    $  3,067          70%
Network operations                                           2,048       1,017         101%       1,017         708          44%
Selling, general & administrative                            8,214       6,995          17%       6,995       4,586          53%
Network construction and expansion                           2,779       2,786           0%       2,786       2,198          27%
Depreciation and amortization (exclusive of
 amortization of industry specific applications included
 in cost of products and services sold)                      1,778       1,773           0%       1,773       1,021          74%
Less capitalized portion                                    (1,729)     (1,802)         (4%)     (1,802)     (1,546)         17%
                                                          --------    --------                 --------    --------

 Net operating expenses                                   $ 20,084    $ 15,977          26%    $ 15,977    $ 10,034          59%
                                                          ========    ========                 ========    ========

The categories of operating expense generally increased over the past two fiscal years primarily as a result of the Powercom and NDI acquisitions completed on September 15, 1998 and May 13, 1999, respectively.

Cost of products and services sold consists primarily of amortization of industry specific applications, royalties, telecommunications, distribution costs, customization and catalog production labor and temporary help fees. Cost of products and services sold increased in fiscal 2000 and fiscal 1999, compared to the prior year, primarily as a result of increased revenues and a change in the mix of products and services sold. Cost of products and services sold as a percentage of total revenue increased to 53% in fiscal 2000, from 40% in fiscal 1999 and 39% in fiscal 1998 primarily due to development cost overruns and amortization of industry specific applications. Cost of professional services sold as a percentage of professional services revenue was 86% in fiscal 2000 compared to 85% in fiscal 1999 and 56% in fiscal 1998. The increases in fiscal 2000 and fiscal 1999, compared to fiscal 1998, were due to costs of professional services which were not invoiced to the customer. The cost of these services was in excess of the customer's expected cost to complete for several major software customization projects in the Equipment Industry. The Company accrues estimated costs to complete projects when the estimated cost to complete exceeds anticipated billings. These excess costs were absorbed by the Company and had a negative impact on margins in the professional services category of revenue. Most of these projects were completed by the second quarter of fiscal 2001. Network and other services cost of sales as a percentage of network and other services revenue was 15% in fiscal 2000 compared to 17% in fiscal 1999 and 23% in fiscal 1998. The cost of these services, as a percentage of revenue, decreased over the past three years due to reduced telecommunications costs. Software cost of sales as a percentage of software revenue was 280% in fiscal 2000, compared to 90% in fiscal 1999 and 93% in fiscal 1998. The cost of software as a percentage of software revenue increased significantly in fiscal 2000, compared to fiscal 1999 and fiscal 1998, due to lower software license revenues with higher software amortization costs. Management expects gross margins to be approximately between 50% and 60% in fiscal 2001 and to fluctuate slightly from quarter to quarter based on the mix of products and services sold.

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

Selling, general and administrative expenses ("SG&A") increased in fiscal 2000, compared to fiscal 1999 and fiscal 1998, due to additional costs absorbed in the Powercom and NDI acquisitions. SG&A, as a percentage of revenue, increased to 62% in fiscal 2000 from 54% in fiscal 1999 after having steadily decreased for each of the four previous fiscal years due to the reduction in revenue in fiscal 2000 as a result of the recognition of software licenses and renewals over a twelve month period and additional costs absorbed from the acquisition of NDI without a corresponding increase in revenue. Management expects SG&A to decline as a percentage of sales in the future.

The Company's technical staff (in-house and contracted) is allocated between network construction and expansion and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses from quarter to quarter, as the mix of development and customization activities will change based on customer requirements. During fiscal 2000, our technical resources were focused primarily on customization projects for our customers in the recreation vehicles market that are in the process of implementing our TradeRoute(R) dealer communications system, development of Web-based communications and cataloging software and increased year 2000 compliance efforts in November and December 1999. During fiscal 1999 development resources were focused primarily on the development of TradeRoute(R) and PLUS(1)(R). We expect our technical resources to continue to focus on software customization and development of Web-based software in fiscal 2001, although the mix may fluctuate quarter to quarter based on customer requirements. We expect software customization and development expenses to increase during fiscal 2001 due to additional focus on the development of our Web-based products.

Depreciation and amortization expenses increased substantially in fiscal 2000 and fiscal 1999 compared to fiscal 1998 due primarily to increased goodwill recognized in connection with the Company's acquisition of Powercom in September 1998. As a percentage of total revenue, depreciation and amortization was 13% in fiscal 2000, 14% in fiscal 1999 and 13% in fiscal 1998. Management expects depreciation and amortization expenses to continue at the current rate in fiscal 2001, barring any additional acquisitions.

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

Net loss increased $4,187,000 in fiscal 2000, compared to the prior year, primarily due to lower than expected new sales, the recognition of software licenses and renewals over a twelve month period, increased costs from delays in development and the increase in non-cash amortization expense resulting from the Company's acquisition of NDI. Net loss increased $1,275,000 in fiscal 1999, compared to the prior year, primarily due to the increase in non-cash amortization expense resulting from the two acquisitions completed in fiscal 1999. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue.

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


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                                              YEAR ENDED JULY 31
                                                       -----------------------------------------------------------------
                                                                                PERCENT                          PERCENT
                                                         2000       1999         CHANGE     1999      1998        CHANGE
                                                       ---------   ---------               --------  -------
Net cash provided by (used in) operating activities
   before changes in working capital                     $(2,316)   $   415        n/a     $   415    $     2        n/a

Net cash used in investing activities                     (1,792)    (1,815)         1%     (1,815)    (1,601)       (13%)
                                                         -------    -------                -------    -------
   Subtotal                                               (4,108)    (1,400)      (193%)    (1,400)    (1,599)        12%

Effect of net changes in working capital                   1,153        (74)       n/a         (74)      (702)        89%
                                                         -------    -------                -------    -------
   Net cash used in operating and investing activities   $(2,955)   $(1,474)      (100%)   $(1,474)   $(2,301)        36%
                                                         =======    =======                =======    =======

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

Total cash flows from operating and investing activities declined from fiscal 1999 to fiscal 2000 due to reduced cash flows from operations before working capital changes, $1,256,000 of which was a decrease in revenue due to the adoption of SOP 98-9, and improved from fiscal 1998 to fiscal 1999 because of increased cash flows from operations before working capital changes. The analysis reveals that the primary reason for the Company's cash flow performance is the performance of its underlying business, rather than changes in investment or working capital timing.

Net cash provided by (used in) operating activities before changes in working capital decreased in fiscal 2000, compared to the prior year, primarily due to lower than expected revenues and increased costs as a result of delays in development. Net cash provided by operating activities before changes in working capital increased in fiscal 1999, compared to the prior year, due to increased revenues and tight cost controls. Net cash used in investing activities increased in fiscal 2000 and fiscal 1999, compared to fiscal 1998, due to increased costs attributable to the development of the Company's Web-based communications and catalog software in fiscal 2000 and a new release of the Company's TradeRoute(R) software in fiscal 1999. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and may vary significantly from year to year. In fiscal 2000, cash provided by working capital was higher, primarily due to higher unearned income balances caused by the Company's change in revenue recognition policy. In fiscal 1998, use of cash for working capital was higher primarily due to an increase in accounts receivable related to increased revenue in the fourth quarter of fiscal 1998, compared to the same period in fiscal 1997, and the timing of cash disbursements. The Company expects that positive cash flow from operations will resume in the first quarter of fiscal 2001, but that operating losses will continue in fiscal 2001 due to non-cash amortization expenses. The Company expects to fund research and development costs in fiscal 2001 with excess cash from operations and the proceeds of its current financing instruments described below.

At July 31, 2000, the Company had cash and cash equivalents of approximately $563,000 compared to approximately $127,000 at July 31, 1999.
The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's audited financial statements.

                                  DEBT SCHEDULE
                                  (IN THOUSANDS)

                                                                    JULY 31           JULY 31             NET
                                                                     2000               1999             CHANGE
                                                                 ------------       -----------        ----------
  Debt to Shareholder:
     Current portion of line of credit                           $         -            $  246          $   (246)
     Current portion of notes payable                                    361                 -               361
     Long-term portion of line of credit payable                           -             2,754            (2,754)
     Long-term portion of notes payable                                  389                 -               389
     Debt Discount (common stock warrants)                              (76)                 -               (76)
                                                                 ------------       -----------        ----------
        Total Debt to Shareholder                                        674             3,000            (2,326)
  Subordinated Debenture:
     Long-term notes payable other                                     4,000                 -             4,000
     Debt discount (common stock warrants and options)                (2,158)                -            (2,158)
                                                                 ------------       -----------        ----------
        Total Subordinated Debenture                                   1,842                 -             1,842

  Other Debt:
     Current portion of notes payable other                              461               385                76
     Long-term notes payable other (net of discount)                     326               734              (408)
                                                                 ------------       -----------        ----------
        Total Other Debt                                                 787             1,119              (332)
                                                                 ------------       -----------        ----------
  Total Debt                                                         $ 3,303           $ 4,119          $   (816)
                                                                 ============       ===========        ==========


On April 27, 2000, the Company issued and sold pursuant to a Securities Purchase Agreement, dated as of April 25, 2000, by and among the Company and RGC International Investors, LDC (the "Investor"), (i) a convertible subordinated debenture in the amount of $4,000,000 due on April 27, 2003 (the "Debenture"), and convertible into shares of the Company's common stock, (ii) warrants to purchase 600,000 shares of Common Stock (the "Warrants"), and (iii) an investment option to purchase 800,000 shares of Common Stock (the "Investment Option"). The Investment Option expires on October 27, 2001 and the Warrants expire on April 27, 2005. The Debenture is convertible into Common Stock at $4 per share and the Warrants and Investment Option are exercisable at $6 per share. The Company is required to maintain listing of its common stock on the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange; failure to meet this requirement would result in the Debenture becoming fully due at 130% of principal and accrued interest. At any time after October 27, 2000, the Company can require the Investor to convert the amount owed under the Debenture into Common Stock at $4.00 per share provided that: (i) the closing bid price of the Common Stock has been greater than $6.60 for twenty (20) consecutive trading days and (ii) the Company's resale registration statement has been effective for at least three (3) months. At any time after April 27, 2001, the Company can require the Investor to exercise the Investment Option if the closing bid price of the Common Stock is greater than $9.90 for twenty (20) consecutive trading days and the Company's resale registration statement has been effective for at least three (3) months. As long as $500,000 or more principal amount of the Debenture is outstanding, the Company agreed not to: (i) pay any dividends or make any other distribution on our common stock, other than stock dividends and stock splits; (ii) repurchase or redeem any shares of our capital stock, except in exchange for common stock or preferred stock; (iii) incur or assume any liability for borrowed money, except our existing debt, debt from a bona fide financial lending institution, indebtedness to trade creditors, borrowings used to repay the debenture, indebtedness assumed or incurred in connection with the acquisition of a business, product, license or other asset, refinancing of any of the above, and indebtedness that is subordinate to the debenture; (iv) sell or otherwise dispose of assets outside the normal course of business, except the sale of a business, product, license or other asset that our board of directors determines is in the best interests of us and our shareholders, and sales of assets with a value not exceeding $500,000 in any 12-month period following the issuance of the debenture; (v) lend money or make advances to any person not in the ordinary course of business, except loans to subsidiaries or joint ventures approved by a majority of our independent directors, guarantee another person's liabilities, except, among other things, guarantees made in connection with the acquisition of a business, product, license or other asset. If exercised, the Investment Option would contribute an additional $4,800,000 of working capital to the Company.

The Company is currently not in compliance with the Nasdaq National Market requirements including the dollar minimum bid price, the $5 million public float and $4 million net tangible asset test. If the Company is delisted, and if the Company is unable to obtain waivers from the Investors, shareholders could be materially and adversely affected.

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

On April 27, 2000, the Company used a part of the proceeds from the sale of the Debenture to (i) pay down the outstanding amount due under the WITECH Line and
(ii) repay the Bridge Loan and the interest and closing fee associated therewith. The WITECH Line terminates on December 31, 2001. As of May 25, 2001 there were no amounts outstanding under the WITECH Line and $472,000 was outstanding under the WITECH term loan.

The only financial covenant in the WITECH Credit Facility is that ARI must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million. ARI was in compliance at July 31, 2000 but is currently not in compliance with the financial covenant in the Agreement and intends to seek a waiver. If the Company is unable to obtain a waiver, the Company would lose an essential source of liquidity.

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

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three-year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI was required to pay a Commitment Fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three year term by paying 2.0% of the Purchase Commitment during the second year, and 1.0% of the Purchase Commitment during the third year. Initial funding was actually $1,045,000, of which $182,000 was immediately used to pay off the Briggs Line. As of May 25, 2001, the balance of the RFC Facility was $664,000.
The RFC Facility states that the Company must be in compliance with the WITECH facility, which it currently is not. If the Company is unable to obtain a waiver from RFC, the Company would lose an essential source of liquidity.

Management believes that funds generated from operations, the RFC Facility, the Debenture and the WITECH Line will be adequate to fund the Company's operations and investments through fiscal 2001 if the necessary waivers are obtained. If management is unable to obtain the necessary waivers, the Company will be in default and owe in excess of $6 million, which would have a material adverse effect on the Company. Management is working diligently to obtain the necessary waivers, but there can be no assurance that these efforts will be successful. Management is also analyzing its anticipated cash flows under a variety of growth scenarios ranging from no growth to modest growth. Management believes that, provided the defaults can be avoided, either (i) sufficient cash can be generated from the business to fund operations and a modest level of investment or (ii) that the cash profile of the business can be restructured to be self-funding.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA decreased from positive $727,000 in fiscal 1999 to negative $1,807,000 in fiscal 2000 primarily due to money spent to address the software development issues without corresponding revenue and to the change in revenue recognition. EBITDA increased from $72,000 in fiscal 1998 to $727,000 in fiscal 1999 primarily due to increased revenues and cost controls over cash expenditures. Management believes that EBITDA will be positive in fiscal 2001, although there can be no assurance that this will occur.

The Company has included data with respect to EBITDA because it is commonly used as a measurement of financial performance and by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income, as determined in accordance with generally accepted accounting principles, as an indictor of our operating performance, or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles, as a measure of our liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.


                           FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K are forward looking statements including revenue growth, future cash requirements and sources of liquidity. Expressions such as "believes," "anticipates," "expects," and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the growth rate of ARI's selected market segments, the positioning of ARI's products in those segments, consequences of year 2000 issues, variations in demand for and cost of customer services and technical support, customer adoption of Internet-enabled applications and their willingness to upgrade from earlier versions of software, ARI's ability to release new software applications and upgrades on a timely basis, ARI's ability to establish and maintain strategic alliances, ARI's ability to manage its costs, ARI's ability to manage its business in a rapidly changing environment, ARI's ability to finance capital investments, and ARI's ability to implement its acquisition strategy to increase growth.

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

Notes to financial statements - July 31, 2000.

The Financial Statements are located immediately following the signature page.



23.1
Consent of Ernst & Young LLP.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 1st day of June, 2001.

                                 ARI NETWORK SERVICES, INC.



                                 By:
                                      -----------------------------------------
                                      Brian E. Dearing,
                                      Chairman, President & CEO & Acting CFO,
                                      & Acting CAO

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated September 15, 2000, the Company, as discussed in Note 12, has been notified of certain Nasdaq National Market requirements that have not been maintained, which, if not cured, would cause the Company to be delisted from the Nasdaq National Market. Any delisting will cause the Company's subordinated debenture to be in default and due on demand. Additionally, as of January 31, 2001, the Company is in violation of a restrictive covenant under its loan agreement with a shareholder. Also, the Company's line of credit with a shareholder expires in December 2001; accordingly, the Company does not have long-term credit availability. Note 12 describes management's plans to address these issues.

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

As discussed in Note 11, the balance sheet at July 31, 2000, and the statements of operations, shareholders' equity and cash flows for the year then ended, have been restated.



Milwaukee, Wisconsin
September 15, 2000, except for
   Notes 11 and 12, as to which
   the dates are May 21, 2001
   and May 15, 2001,
   respectively

                           ARI Network Services, Inc.

                                 Balance Sheets
                  (Dollars in Thousands, Except Per Share Data)


                                                                                       JULY 31
                                                                                2000             1999
                                                                          ----------------------------------
ASSETS (Note 3)
Current assets:
   Cash                                                                       $     563        $     127
   Trade receivables, less allowance for doubtful
     accounts of $697 in 2000 and $278 in 1999                                    3,282            3,175
   Prepaid expenses and other                                                       109              126
                                                                          ----------------------------------
Total current assets                                                              3,954            3,428


Equipment and leasehold improvements:
   Network system hardware and software                                           4,389            4,246
   Leasehold improvements                                                           239              239
   Furniture and equipment                                                          846              513
                                                                          ----------------------------------
                                                                                  5,474            4,998
   Less accumulated depreciation and amortization                                 5,038            4,574
                                                                          ----------------------------------
Net equipment and leasehold improvements                                            436              424



Goodwill, less accumulated amortization of $1,413 in
   2000 and $755 in 1999                                                          1,876            2,534

Deferred financing costs, less accumulated amortization of $59 in
   2000                                                                             321                -



Network system:
   Network platform                                                              11,467           11,467
   Industry-specific applications                                                29,317           27,588
                                                                          ----------------------------------
                                                                                 40,784           39,055
   Less accumulated amortization                                                 28,883           25,003
                                                                          ----------------------------------
                                                                                 11,901           14,052
                                                                          ----------------------------------
                                                                                $18,488          $20,438
                                                                          ==================================

                                                                                        JULY 31
                                                                                 2000             1999
                                                                          ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                           (restated)
Current liabilities:
   Line of credit payable to shareholder                                  $           -       $      246
   Current portion of notes payable to shareholder                                  361                -
   Current portion of notes payable                                                 461              385
   Accounts payable                                                                 836            1,204
   Unearned income                                                                4,373            3,307
   Accrued payroll and related liabilities                                        1,182            1,091
   Other accrued liabilities                                                      1,310              589
   Current portion of capital lease obligations                                     111               82
                                                                          ----------------------------------
Total current liabilities                                                         8,634            6,904

Line of credit payable to shareholder                                                 -            2,754
Notes payable to shareholder                                                        313                -
Notes payable                                                                     2,168              734
Unearned income                                                                       -              267
Capital lease obligations                                                           214               23
                                                                          ----------------------------------
Total noncurrent liabilities                                                      2,695            3,778

Commitments (Note 5)

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per
     share, 1,000,000 shares authorized; 20,350 shares
     issued and outstanding                                                           -                -
   Common stock, par value $.001 per share, 25,000,000
     shares authorized; 6,168,270 and 5,097,432 shares
     issued and outstanding in 2000 and 1999, respectively                            6                5
   Common stock warrants and options                                              2,459                -
   Common stock to be issued                                                          -            2,406
   Additional paid-in capital                                                    91,781           86,830

   Accumulated deficit                                                          (87,087)         (79,485)
                                                                          ----------------------------------
Total shareholders' equity                                                        7,159            9,756
                                                                          ----------------------------------
                                                                                $18,488         $ 20,438
                                                                          ==================================


See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of operations
                  (Dollars in Thousands, Except Per Share Data)


                                                                       YEAR ENDED JULY 31
                                                             2000              1999              1998
                                                      ------------------------------------------------------
Net revenues:                                            (restated)
   Network and other services                            $    9,743        $    8,616         $   5,811
   Software                                                   1,289             2,822             1,431
   Professional services                                      2,272             1,450               722
                                                      ------------------------------------------------------
                                                             13,304            12,888            7,964
Operating expenses:
   Cost of products and services sold
       Network and other services                             1,415             1,431             1,327
       Software                                               3,614             2,543             1,333
       Professional services                                  1,965             1,234               407
                                                      ------------------------------------------------------
                                                              6,994             5,208             3,067
   Depreciation and amortization*                             1,778             1,773             1,021
   Network operations                                         2,048             1,017               708
   Selling, general and administrative                        8,214             6,995             4,586
   Network construction and
     expansion                                                2,779             2,786             2,198
                                                      ------------------------------------------------------
                                                             21,813            17,779            11,580
   Less capitalized portion                                  (1,729)           (1,802)           (1,546)
                                                      ------------------------------------------------------
Total operating expenses                                     20,084            15,977            10,034
                                                      ------------------------------------------------------


Operating loss                                               (6,780)           (3,089)           (2,070)
Other income (expense):
   Interest expense                                            (793)             (312)             (125)
   Other, net                                                   (29)              (14)               55
                                                      ------------------------------------------------------
                                                               (822)             (326)              (70)
                                                      ------------------------------------------------------
Net loss                                                 $   (7,602)       $   (3,415)        $  (2,140)
                                                      ======================================================

Net loss per share                                          $ (1.27)           $ (.67)           $ (.52)
                                                      ======================================================


* exclusive of amortization of industry-specific applications included in cost of products and services sold


See accompanying notes.

                           ARI Network Services, Inc.

                       Statements of Shareholders' Equity
                             (Dollars in Thousands)


                                                                             Number of Shares Issued and
                                                                                     Outstanding
                                                                           ---------------------------------
                                                                                Preferred        Common
                                                                                  Stock           Stock
                                                                           ---------------------------------
Balance July 31, 1997                                                             20,000        3,691,754
   Issuance of common stock (net of offering costs of $54)                             -          387,500
   Issuance of common stock in connection with acquisition
     of Empart Technologies, Inc.                                                      -          163,523
   Issuance of common stock under stock purchase plan                                  -            4,683
   Net loss                                                                            -                -
                                                                           ---------------------------------
Balance July 31, 1998                                                             20,000        4,247,460
   Issuance of preferred stock                                                       350                -
   Issuance of common stock in connection with acquisitions                            -          840,000
   Issuance of common stock under stock purchase plan and
     from exercise of stock options                                                    -            9,972
   Net loss                                                                            -                -
                                                                           ---------------------------------
Balance July 31, 1999                                                             20,350        5,097,432
   Issuance of common stock in connection with acquisitions                            -          550,019
   Issuance of common stock as payment on line of credit                               -          195,122
   Issuance of common stock for professional services
     received                                                                          -           58,270
   Issuance of common stock under stock purchase plan and
     from exercise of stock options                                                    -          267,427
   Issuance of common stock warrants and options in
     connection with notes payable                                                     -                -
   Net loss (restated)                                                                 -                -
                                                                           ---------------------------------
Balance July 31, 2000 (restated)                                                  20,350        6,168,270
                                                                           =================================

   Common Stock to be
      Issued                            Par Value              Common
----------------------------------------------------------      Stock         Additional
    Number of                    Preferred      Common         Warrants        Paid-in        Accumulated
     Shares         Amount         Stock         Stock       and Options       Capital          Deficit
-------------------------------------------------------------------------------------------------------------
          -     $       -         $ -             $4         $       -          $82,873        $(73,930)
          -             -           -              -                 -            1,496               -

          -             -           -              -                 -              654               -
          -             -           -              -                 -                5               -
          -             -           -              -                 -                -          (2,140)
-------------------------------------------------------------------------------------------------------------
          -             -           -              4                 -           85,028         (76,070)
          -             -           -              -                 -                -               -
    550,019         2,406           -              1                 -            1,784               -

          -             -           -              -                 -               18               -
          -             -           -              -                 -                -          (3,415)
-------------------------------------------------------------------------------------------------------------
    550,019         2,406           -              5                 -           86,830         (79,485)
   (550,019)       (2,406)          -              1                 -            2,405               -

          -             -           -              -                 -            1,000               -
          -             -           -              -                 -              211               -

          -             -           -              -                 -            1,335               -

          -             -           -              -             2,459                -               -
          -             -           -              -                 -                -          (7,602)
-------------------------------------------------------------------------------------------------------------
          -     $       -         $ -             $6            $2,459          $91,781        $(87,087)
=============================================================================================================


See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of Cash Flows
                                 (In Thousands)


                                                                                   YEAR ENDED JULY 31
                                                                          2000              1999             1998
                                                                  -----------------------------------------------------
OPERATING ACTIVITIES                                                  (restated)
Net loss                                                                $(7,602)           $(3,415)        $(2,140)
Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
     Amortization of network platform                                       656                695             695
     Amortization of industry-specific applications                       3,224              2,057           1,121
     Amortization of goodwill                                               658                584             100
     Amortization of debt discount and deferred financing fees              284                  -               -
     Depreciation and other amortization                                    464                494             226
     Net change in receivables, prepaid expenses and other
       current assets                                                       (90)               431            (714)
     Net change in accounts payable, unearned income and
       accrued liabilities                                                1,243               (505)             12
                                                                  -----------------------------------------------------
Net cash provided by (used in) operating activities                      (1,163)               341            (700)

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                            (63)               (56)            (55)
Cash received in acquisitions                                                 -                 43               -
Industry-specific applications costs capitalized                         (1,729)            (1,802)         (1,546)
                                                                  -----------------------------------------------------
Net cash used in investing activities                                    (1,792)            (1,815)         (1,601)

FINANCING ACTIVITIES
Borrowings (repayments) under line of credit                             (1,000)             1,380           1,120
Borrowings under notes payable                                            4,000                 80               -
Payments of capital lease obligations and notes payable                    (690)               (71)           (190)
Debt issuance costs incurred                                               (254)                 -               -
Proceeds from issuance of common stock                                    1,335                 18           1,501
                                                                  -----------------------------------------------------
Net cash provided by financing activities                                 3,391              1,407           2,431
                                                                  -----------------------------------------------------
Net increase (decrease) in cash                                             436                (67)            130
Cash at beginning of year                                                   127                194              64
                                                                  -----------------------------------------------------
Cash at end of year                                                    $    563           $    127        $    194
                                                                  =====================================================
Cash paid for interest                                                 $    437           $    310        $    129
                                                                  =====================================================

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for -
   Network system hardware                                             $    328          $      -         $     55
Issuance of common stock for acquisitions                                     -             4,191              654
Issuance of common stock as payment on line of credit                     1,000                 -                -
Conversion of line of credit to notes payable to shareholder              1,000                 -                -
Issuance of common stock warrants and options                             2,459                 -                -
Issuance of common stock for professional services:
   Network system hardware and software                                      85                 -                -
   Deferred financing costs                                                 126                 -                -



See accompanying notes.

                           ARI Network Services, Inc.

                          Notes to Financial Statements

                                  July 31, 2000


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

ARI Network Services, Inc. (the Company) operates in one business segment and provides business-to-business e-commerce solutions to manufacturers in selected industries with shared service networks and distribution channels. Disaggregated operating expense information is not provided to the chief operating decision maker of the Company. The Company's e-commerce services use telecommunications technology and software to help customers conduct business electronically, computer-to-computer, with minimal changes to their internal business systems. The Company focuses on the U.S., Canadian, European and Australian manufactured equipment industry as well as certain non-equipment industries, including the U.S. and Canadian agribusiness industry, the U.S. and Canadian freight transportation industry and the U.S. non-daily newspaper publishing industry. The Company provides both electronic catalog and transaction processing software and services, enabling dealers and distributors in a shared distribution and service network to electronically look up parts, service bulletins and other technical reference information, and to exchange electronic business documents such as purchase orders, invoices, warranty claims and status inquiries with the manufacturers. The Company's customers are located primarily in the United States, Europe and Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred. Transaction gains and losses were insignificant in each of the periods reported.

REVENUE RECOGNITION

Revenue for use of the network and for information services is recognized in the period such services are utilized.

Revenue from annual or periodic maintenance fees is recognized ratably over the period the maintenance is provided. Revenue from catalog subscriptions is recognized over the subscription term.

                           ARI Network Services, Inc.

                          Notes to Financial Statements

                                  July 31, 2000

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to the adoption of Statement of Position (SOP) 98-9 on August 1, 1999, the Company recognized revenue allocable to software licenses in multiple element arrangements upon delivery of the software product to the end user. Upon adoption of SOP 98-9 on August 1, 1999, revenue from software licenses in multiple element arrangements is recognized ratably over the contractual term of the arrangement. The Company considers all arrangements with payment terms extending beyond 12 months and other arrangements with payment terms longer than normal not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential include customizing complex features and functionality in the products' base software code or developing complex interfaces within a customer's environment. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue on arrangements with customers who are not the ultimate users (resellers) is deferred if there is any uncertainty on the ability and intent of the reseller to sell such software independent of their payment to the Company.

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and under accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

                                                                                   Years
                                                                                  -------
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

RECLASSIFICATIONS

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

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

2. ACQUISITIONS

The Company has accounted for its acquisitions using the purchase method of accounting and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The financial statements include the operating results of the acquisitions from their respective dates of acquisition.

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

On May 13, 1999, the Company acquired the assets of Network Dynamics, Inc.
(NDI). On this date, NDI was merged with and into the Company and the separate corporate existence of NDI ceased. Common stock to be paid as consideration to the former shareholders of NDI was held in escrow until the Total NDI Value, as defined, was determined in August 1999 upon completion of an audit of the balance sheet as of May 13, 1999. Aggregate consideration for the acquisition consisted of 550,019 shares of the Company's common stock, which were issued in September 1999, and the assumption of certain liabilities totaling $3,623,000. The purchase price in excess of net tangible assets acquired was recorded as goodwill until a final valuation by an independent appraisal firm to allocate the purchase price was completed in December 1999. The Company then allocated the purchase price in excess of net tangible assets acquired to industry-specific applications.

                           ARI Network Services, Inc.

2. ACQUISITIONS (CONTINUED)

The following unaudited pro forma results of operations for the year ended July 31, 1999, assumes that the acquisitions had occurred on August 1, 1998 (in thousands, except per share data):

                                                                  1999
                                                                ---------
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

3. LINE OF CREDIT AND NOTES PAYABLE TO SHAREHOLDER

At July 31, 1999, the Company had a $3,000,000 revolving line of credit agreement with a shareholder that was to expire on December 31, 2001. On September 30, 1999, the Company and the shareholder restructured and amended the line of credit agreement in order to reduce the line of credit from $3,000,000 to $1,000,000, establish a $1,000,000 term loan payable and convert $1,000,000 of the line of credit into 195,122 shares of common stock. The term loan is payable in equal monthly installments over three years commencing November 1, 1999, and bears interest at prime (9.5% at July 31, 2000) plus 3.25%. The line of credit expires December 31, 2001. The Company is required to pay a fee of
 .025% per month on the unused portion of the line of credit. Borrowings under the line of credit bear interest at prime plus 2%. No amounts are outstanding under the line of credit at July 31, 2000. In connection with this amendment, the Company issued a warrant to purchase 30,000 shares of the Company's common stock at $4 per share. These warrants are exercisable at any time through September 2006 and have been valued at $105,000 for financial statement purposes. The value allocated to the warrants, which reduce the carrying value of the debt, was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected common stock market price volatility factor of .72 and an expected life of the warrants of six years. The debt discount is being amortized straight-line over the three year term of the debt. The unamortized balance of the debt discount at July 31, 2000 was $76,000. The entire agreement is secured by

                           ARI Network Services, Inc.

3. LINE OF CREDIT AND NOTES PAYABLE TO SHAREHOLDER (CONTINUED)

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
                                                                       =====================================

On April 27, 2000, the Company issued RGC International Investors, LDC (RGC) (i) a convertible subordinated debenture (the Debenture) for $4,000,000 due on April 27, 2003, (ii) warrants to purchase 600,000 shares of common stock at $6 per share (the Warrants), and (iii) an investment option to purchase 800,000 shares of common stock at $6 per share (the Investment Option). The Investment Option expires on October 27, 2001, and the Warrants expire on April 27, 2005. The value allocated to the Warrants and Investment Option, which reduced the carrying value of the debt, were measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected common stock market price volatility factor of .80, an expected life of the Investment Option of eighteen months and an expected life of the Warrants of five years. A debt discount was recorded for the fair value of the Warrants and Investment Option of $2,354,000. The Debenture bears interest at 7% and is convertible into common stock at $4 per share. At any time after October 27, 2000, the Company can require RGC to convert the amount owed under the Debenture into common stock at $4 per share provided that the closing bid price of the Company's common stock has been greater than $6.60 for 20 consecutive trading days. At any time after April 27, 2002, the Company can require RGC to exercise

                           ARI Network Services, Inc.

the Investment Option if the closing bid price of the Company's common stock is greater than $9.90 for 20 consecutive trading days.

4. NOTES PAYABLE (CONTINUED)

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

Future maturities of notes payable as of July 31, 2000, are as follows (in thousands):

                         Fiscal year ending
                         ------------------
                                 2001                                   $   461
                                 2002                                       248
                                 2003                                     4,078
                                                                     ---------------
                                                                         $4,787
                                                                     ===============

                           ARI Network Services, Inc.

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

                           ARI Network Services, Inc.

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

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

Fiscal year ending                                                Capital Leases        Operating Leases
---------------------------                                    ---------------------------------------------
2001                                                                    $154                   $   664
2002                                                                     151                       664
2003                                                                      99                       244
2004                                                                       -                       244
2005                                                                       -                       189
Thereafter                                                                 -                        89
                                                               ---------------------------------------------
Total minimum lease payments                                             404                    $2,094
                                                                                        ====================
Amounts representing interest and taxes                                   79
                                                               ----------------------
Present value of minimum capital lease payments                          325
Less amounts payable in one year                                         111
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

                           ARI Network Services, Inc.

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

                           ARI Network Services, Inc.

7. STOCK PLANS (CONTINUED)


Changes in option shares under the Stock Option Plan are as follows:

                                     2000                           1999                          1998
                          ---------------------------    ---------------------------    --------------------------
                                          Weighted                      Weighted                      Weighted
                                           Average                       Average                       Average
                                          Exercise                      Exercise                      Exercise
                             Options        Price          Options        Price          Options        Price
                          ---------------------------    ---------------------------    --------------------------
Outstanding at the
   beginning of the
   year                     675,849       $  5.58          528,715      $  6.45           350,685     $  10.45
Granted                     181,950          8.36          213,175         2.83           229,499         3.35
Exercised                  (223,136)         1.89             (784)        2.18                -         -
Forfeited                  (121,443)         9.63          (65,257)        3.68           (51,469)       19.88
                          ---------------------------    ---------------------------    --------------------------
Outstanding at the end
   of the year              513,220       $  7.20          675,849      $  5.58           528,715      $  6.45
                          ===========================    ===========================    ==========================

Exercisable                 308,774       $  7.55          429,763      $  8.01           318,282      $  8.78
                          ===========================    ===========================    ==========================

Available for grant          72,210                        132,717                        280,635
                          ===========                    ============                   ===========


The weighted average contractual life of options outstanding at July 31, 2000 was 7.3 years. The range of exercise prices for options outstanding at July 31, 2000 was $2.00 to $32.00

The Company's 1992 Employee Stock Purchase Plan (Stock Purchase Plan) has 62,500 shares of common stock reserved for issuance and 46,488 shares have been issued through July 31, 2000. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions.

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

                           ARI Network Services, Inc.

7. STOCK PLANS (CONTINUED)

Each option granted under the Director Plan is exercisable one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

                                     2000                           1999                          1998
                          ---------------------------    ---------------------------    --------------------------
                                          Weighted                      Weighted                      Weighted
                                           Average                       Average                       Average
                                          Exercise                      Exercise                      Exercise
                             Options        Price          Options        Price          Options        Price
                          ---------------------------    ---------------------------    --------------------------
Outstanding at the
   beginning of the
   year                         49,879       $  5.44         35,433      $  6.44           28,500         $  9.86
Granted                         42,261          8.41         14,446         2.66           15,208            2.08
Exercised                      (16,509)         3.46              -            -                -               -
Forfeited                       (8,545)        11.62              -            -           (8,275)          12.27
                          ---------------------------    ---------------------------    --------------------------
Outstanding at the end
   of the year                  67,086       $  6.91         49,879      $  5.44           35,433         $  6.44
                          ===========================    ===========================    ==========================

Exercisable                     49,879       $  4.77         35,433      $  6.44           25,229         $  9.07
                          ===========================    ===========================    ==========================

Available for grant             66,405                      100,121                       114,567
                          ==============                 ============                   ===========

The weighted average contractual life of options outstanding at July 31, 2000 was 7.9 years. The range of exercise prices for options outstanding at July 31, 2000 was $1.78 to $17.00.

Certain nonemployee directors have been granted stock options aggregating 57,500 shares of common stock at $2.50 to $9 per share.

                           ARI Network Services, Inc.

7. STOCK PLANS (CONTINUED)

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

                                                                    YEAR ENDED JULY 31
                                                      2000                1999                 1998
                                                ------------------ -------------------- --------------------

Pro forma net loss (in thousands)                     $(8,647)            $(3,996)             $(2,507)
Pro forma net loss per share                           $(1.44)             $(0.79)              $(0.61)



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

                           ARI Network Services, Inc.

8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31 are as follows (in thousands):

                                                                             2000              1999
                                                                       ------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                           $31,723          $31,336
   Other                                                                        2,208              433
                                                                       ------------------------------------
Total deferred tax assets                                                      33,931           31,769
Valuation allowance for deferred tax assets                                   (30,895)         (28,302)
                                                                       ------------------------------------
Net deferred tax asset                                                          3,036            3,467
Deferred tax liabilities -
   Network system                                                               3,036            3,467
                                                                       ------------------------------------
Net deferred taxes                                                          $       -        $       -
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

                           ARI Network Services, Inc.

8. INCOME TAXES (CONTINUED)

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to net loss is as follows (in thousands):

                                                                2000             1999            1998
                                                          --------------------------------------------------
Computed income taxes at 34%                                   $(2,585)         $(1,161)         $(728)
Permanent items                                                    435                7              7
Net operating loss carryforward                                  2,150            1,154            721
                                                          --------------------------------------------------
Income tax expense                                          $        -       $        -         $    -
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

11. RESTATEMENT

As a result of discussions with the Securities and Exchange Commission that concluded on May 21, 2001, the Company has restated its financial statements as of and for the year ended July 31, 2000 to defer revenue recognition allocable to software licenses in multiple element arrangements under SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 98-9, which included more restrictive requirements for establishing vendor specific objective evidence of fair value in multiple element arrangements, was effective for transactions entered into by the Company beginning August 1, 1999. The net effect of the restatement for the year ended July 31, 2000 was to decrease software revenue by $1,256,000 and increase net loss and net loss per share by $1,256,000 and $0.21, respectively. The effect on the balance sheet as of

                           ARI Network Services, Inc.

July 31, 2000 was an increase in unearned income of $1,256,000 and an increase in accumulated deficit of $1,256,000.

12. SUBSEQUENT EVENTS

On March 29, 2001, the Company received a letter from the Nasdaq National Market (Nasdaq) stating that the Company's common stock failed to maintain a minimum market value of public float of $5 million over 30 consecutive trading days. The Company has been provided 90 days to become compliant with this Nasdaq requirement. On May 15, 2001, the Company received a letter from Nasdaq stating that the Company's common stock failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days. The Company has been provided 90 days to become compliant with this Nasdaq requirement. Unless the Company demonstrates compliance with the requirements or appeals the decisions, the Company's common stock will be delisted from Nasdaq and trading in the Company's common stock would thereafter be conducted in the over-the-counter markets such as the OTC Bulletin Board.

The Debenture described in Note 4 requires the Company to maintain the listing of its common stock on Nasdaq, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange. Failure to cure a violation under the Debenture within 10 days is considered a default which would result in the subordinated debenture becoming due and payable at 130% of the outstanding principal and accrued interest balances as well as an increase in the stated interest rate from 7% to 17%.

The Company's loan agreement with a shareholder described in Note 3 requires maintenance of a minimum net worth of $5.3 million at all times. As of January 31, 2001, the Company is in violation of this covenant, resulting in the note payable to shareholder and line of credit payable to shareholder being due and payable. The line of credit expires December 31, 2001. The Company is in discussions with the shareholder to reduce the net worth requirement.