Form 10-Q/A
period 2000-10-31
ARI NETWORK SERVICES INC /WI
filed 2001-06-01
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_______________to________________

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

           YES [X]                                          NO [ ]


As of May 25, 2001, there were 6,184,281 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                        NOTE REGARDING AMENDED FORM 10-Q


The Company is making this filing to show, among other things, the effect of the restatement of our financial statements noted below. For current information on ARI Network Services, Inc., please refer to other recent filings with the Securities and Exchange Commission.

The Company sells licenses or license renewals and maintenance service agreements to most of its customers for the software products sold to them. The Company had previously recognized revenues related to the license fees at the time of delivery and license renewals at the time of renewal. Following discussions with the staff of the Securities and Exchange Commission, the Company revised its revenue recognition policy for transactions entered into after August 1, 1999, to recognize revenues resulting from these licenses and renewals over the term of the arrangement, which is generally twelve months.

As a result of this revision, the Company has restated its financial statements as of and for the three months ended October 31, 2000 and 1999. As a result of this revision, the Company's revenues have decreased and net loss has increased for the three months ended October 31, 2000 and 1999 by $663,000 or $0.11 per share and $330,000 or $0.06 per share, respectively.

The Company has reclassified amortization of industry specific applications from depreciation and amortization to cost of products and services sold for all periods shown. This has no impact on earnings.

To give effect to the above restatement, the Company is amending only the following sections of the Report on Form 10-Q:

Part I, Item. Financial Statements

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                           ARI NETWORK SERVICES, INC.

                                  FORM 10-Q/A

                  FOR THE THREE MONTHS ENDED OCTOBER 31, 2000

                                     INDEX





PART I - FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----

   Item 1          Financial statements

                             Condensed balance sheets - October 31, 2000 and July 31, 2000            4-5

                             Condensed statements of operations for the three months ended
                              October 31, 2000 and 1999                                                 6

                             Condensed statements of cash flows for the three months ended
                              October 31, 2000 and 1999                                                 7

                             Notes to unaudited condensed financial statements                        8-9

   Item 2          Management's discussion and analysis of financial condition and results
                   of operations                                                                     9-17

Signatures                                                                                             18

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (RESTATED AND UNAUDITED)


                                                                          OCTOBER 31         JULY 31
                                  ASSETS                                     2000              2000
                                                                          ----------        ----------
Current assets:
   Cash and cash equivalents                                              $      299        $      563
   Trade receivables, less allowance for doubtful accounts of $746
     at October 31, 2000 and $697 at July 31, 2000                             3,585             3,282
   Prepaid expenses and other                                                    106               109
                                                                          ----------        ----------
Total current assets                                                           3,990             3,954

Equipment and leasehold improvements:
   Computer equipment                                                          4,394             4,389
   Leasehold improvements                                                        239               239
   Furniture and equipment                                                       967               846
                                                                          ----------        ----------
                                                                               5,600             5,474
   Less accumulated depreciation and amortization                              5,130             5,038
                                                                          ----------        ----------
Net equipment and leasehold improvements                                         470               436

Goodwill, less accumulated amortization of $1,578 at October 31,
   2000 and $1,413 at July 31, 2000                                             1,711             1,876

Deferred financing costs, less accumulated amortization of $94 at
   October 31, 2000 and $59 at July 31, 2000                                     316               321

Capitalized software development:
   Network platform                                                           11,467            11,467
   Software products                                                          29,749            29,317
                                                                          ----------        ----------
                                                                              41,216            40,784
   Less accumulated amortization                                              29,905            28,883
                                                                          ----------        ----------
Net capitalized software development                                          11,311            11,901
                                                                          ----------        ----------
                              TOTAL ASSETS                                $   17,798        $   18,488
                                                                          ==========        ==========

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (RESTATED AND UNAUDITED)

                                                                                          OCTOBER 31          JULY 31
                  LIABILITIES AND SHAREHOLDERS' EQUITY                                       2000               2000
                                                                                          ----------         ----------
Current liabilities:
   Current portion of notes payable to shareholder                                        $      361         $      361
   Current portion of notes payable                                                              492                461
   Accounts payable                                                                              634                836
   Unearned income                                                                             5,031              4,373
   Accrued payroll and related liabilities                                                     1,325              1,182
   Other accrued liabilities                                                                   1,424              1,310
   Current portion of capital lease obligations                                                  148                111
                                                                                          ----------         ----------
Total current liabilities                                                                      9,415              8,634

Long term liabilities:
   Notes payable to shareholder (net of discount)                                                239                313
   Notes payable (net of discount)                                                             2,253              2,168
   Capital lease obligations                                                                     254                214
                                                                                          ----------         ----------
Total long term liabilities                                                                    2,746              2,695

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at October 31, 2000 and
     July 31, 2000                                                                                --                 --
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,168,270 shares issued and outstanding at October 31, 2000 and July 31, 2000                 6                  6
   Common stock warrants and options                                                           2,459              2,459
   Additional paid-in-capital                                                                 91,781             91,781
   Accumulated deficit                                                                       (88,609)           (87,087)
                                                                                          ----------         ----------
Total shareholders' equity                                                                     5,637              7,159
                                                                                          ----------         ----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   17,798         $   18,488
                                                                                          ==========         ==========


See notes to unaudited condensed financial statements.



Note: The balance sheet at July 31, 2000 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (RESTATED AND UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                OCTOBER 31
                                                                         2000               1999
                                                                      ----------         ----------
Net revenues:
   Subscriptions, support and transaction fees                        $    2,552         $    2,500
   Software licenses and renewals                                            759                 97
   Professional services                                                     831                458
                                                                      ----------         ----------
                                                                           4,142              3,055
Operating expenses:
    Cost of products and services sold:
       Subscriptions, support and transaction fees                           373                318
       Software licenses and renewals *                                      967                912
       Professional services                                                 502                364
                                                                      ----------         ----------
                                                                           1,842              1,594
   Depreciation and amortization (exclusive of amortization of
      software products included in cost of sales)                           400                444
   Customer operations and support                                           404                484
   Selling, general and administrative                                     2,233              1,805
   Software development and support                                          845                656
                                                                      ----------         ----------
Operating expenses before amounts capitalized                              5,724              4,983
   Less capitalized portion                                                 (432)              (372)
                                                                      ----------         ----------
Net operating expenses                                                     5,292              4,611
                                                                      ----------         ----------

Operating loss                                                            (1,150)            (1,556)
Other expense:
   Interest expense                                                         (371)               (98)
   Other, net                                                                 (1)                (4)
                                                                      ----------         ----------
Total other expense                                                         (372)              (102)
                                                                      ----------         ----------
Net loss                                                              $   (1,522)        $   (1,658)
                                                                      ==========         ==========

Average common shares outstanding                                          6,168              5,712

Basic and diluted net loss per share                                  $    (0.25)        $    (0.29)
                                                                      ==========         ==========


See notes to unaudited condensed financial statements.


*includes amortization of software products of $879 and $755 and excludes other depreciation and amortization shown separately.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                            (RESTATED AND UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    OCTOBER 31
                                                                              2000               1999
                                                                           ----------         ----------
OPERATING ACTIVITIES
   Net loss                                                                $   (1,522)        $   (1,658)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Amortization of network platform                                         143                174
         Amortization of software products                                        879                755
         Amortization of goodwill                                                 165                163
         Amortization of deferred financing costs and debt discount               240                 --
         Depreciation and other amortization                                       92                107
         Net change in receivables, prepaid expenses and other                   (300)             1,489
         Net change in accounts payable, unearned income and
           accrued liabilities                                                    713                119
                                                                           ----------         ----------
   Net cash provided by (used in) operating activities                            410              1,149

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                               (18)                (6)
   Development of software products                                              (432)              (373)
                                                                           ----------         ----------
   Net cash provided by (used in) investing activities                           (450)              (379)

FINANCING ACTIVITIES
   Net payments under line of credit                                               --               (202)
   Net payments under notes payable                                              (163)               (10)
   Deferred financing costs                                                       (30)                --
   Payments of capital lease obligations                                          (31)               (33)
                                                                           ----------         ----------
   Net cash provided by (used in) financing activities                           (224)              (245)
                                                                           ----------         ----------

Net increase (decrease) in cash                                                  (264)               525
Cash at beginning of period                                                       563                127
                                                                           ----------         ----------
Cash at end of period                                                      $      299         $      652
                                                                           ==========         ==========

Cash paid for interest                                                     $       61         $       98
                                                                           ==========         ==========

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for:
    Furniture and equipment                                                $      108         $       --
Issuance of common stock as payment of line of credit                              --              1,000



See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (RESTATED AND UNAUDITED)
                                OCTOBER 31, 2000


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended July 31, 2000.

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

6.       RESTATEMENT

As a result of discussions with the Securities and Exchange Commission that concluded on May 21, 2001, the Company has restated its financial statements as of and for the three months ended October 31, 2000 and 1999 to defer revenue recognition allocable to software licenses in multiple element arrangements under SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 98-9, which included more restrictive requirements for establishing vendor specific objective evidence of fair value in multiple element arrangements, was effective for transactions entered into by the Company beginning August 1, 1999. The net effect of the restatement for the three months ended October 31, 2000 and 1999 was to decrease software revenue and increase net loss by $663,000 or $0.11 per share and $330,000 or $0.06 per share, respectively. The effect on the balance sheet as of October 31, 2000 and July 31, 2000 was an increase in unearned income and an increase in accumulated deficit of $1,919,000 and $1,256,000, respectively.

                                   (UNAUDITED)
                                OCTOBER 31, 2000


7.       SUBSEQUENT EVENTS

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

The RGC International Investors Debenture (see liquidity) requires the Company to maintain the listing of its common stock on Nasdaq, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange. Failure to cure a violation under the Debenture within 10 days is considered a default which would result in the subordinated debenture becoming due and payable at 130% of the outstanding principal and accrued interest balances, as well as, an increase in the stated interest rate from 7% to 17%.

The Company's loan agreement with a shareholder (see liquidity) requires maintenance of a minimum net worth of $5.3 million at all times. As of January 31, 2001, the Company is in violation of this covenant, resulting in the note payable to shareholder and line of credit payable to shareholder being due and payable. The line of credit expires December 31, 2001. The Company is in discussions with the shareholder to reduce the net worth requirement.








                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Total revenue for the quarter ended October 31, 2000 increased $1,087,000 or 36% compared to the same period last year, representing the eighteenth of the past nineteen consecutive quarters of year-over-year revenue improvement. All of the improvement was in the manufactured equipment industry. Earnings improved 8% from a net loss of $1,658,000, or $0.29 per share for the quarter ended October 31, 1999 to a net loss of $1,522,000 or $0.25 per share for the quarter ended October 31, 2000.
                                    REVENUES

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



                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)


                                     THREE MONTHS ENDED
INDUSTRY SECTOR                          OCTOBER 31                   PERCENT
                                   2000              1999             CHANGE
                                ----------        ----------


EQUIPMENT INDUSTRY

   U.S. and Canadian
      Recurring                 $    1,631        $    1,279                28%
      Non-recurring                    875               415               111%
                                ----------        ----------
          Subtotal                   2,506             1,694                48%

   International
      Recurring                        278                74               276%
      Non-recurring                    127                26               388%
                                ----------        ----------
          Subtotal                     405               100               305%

Total Equipment Industry
   Recurring                         1,909             1,353                41%
   Non-recurring                     1,002               441               127%
                                ----------        ----------
       Subtotal                      2,911             1,794                62%

NON-EQUIPMENT INDUSTRY
   Recurring                         1,184             1,131                 5%
   Non-recurring                        47               130               (64%)
                                ----------        ----------
      Subtotal                       1,231             1,261                (2%)

TOTAL REVENUE
   Recurring                         3,093             2,484                25%
   Non-recurring                     1,049               571                84%
                                ----------        ----------
      Grand Total               $    4,142        $    3,055                36%
                                ==========        ==========





Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software license fees and professional services fees. Recurring revenue, as a percentage of total revenue, decreased from 81% to 75% for the three months ended October 31, 1999 and 2000, respectively, due to higher new software license revenues in the Equipment Industry. This is more in line with management's belief that a relationship of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business.

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

         U.S. and Canada

         Recurring revenues in the U.S. and Canadian Equipment Industry increased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to increased catalog license, maintenance and subscription renewals from the Company's growing base of customers. Non-recurring revenues in the U.S. and Canadian Equipment Industry increased for the three month period ended October 31, 2000, compared to the same period last year, due to increased new software licenses and professional services sold to dealers and manufacturers. One customer, a newly signed private-label reseller of the Company's software, accounted for approximately 10% of total revenues in the Equipment Industry for the three months ended October 31, 2000. Revenues in the U.S. and Canadian Equipment Industry increased, as a percentage of total revenues, from 55% for the three months ended October 31, 1999 to 61% for the three months ended October 31, 2000. Management expects recurring and non-recurring revenues in the U.S. and Canadian Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.

         International (Europe and Australia)

         Recurring revenues in the International Equipment Industry increased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to catalog license, maintenance and subscription renewals from new business added last year. Non-recurring revenues in the International Equipment Industry increased for the three month period ended October 31, 2000 compared to the same period last year, due to the proportional recognition of software licenses sold in fiscal 2000. Revenues in the International Equipment Industry increased, as a percentage of total revenues, from 3% for the three months ended October 31, 1999 to 10% for the three months ended October 31, 2000. Management expects recurring and non-recurring revenues in the International Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.


Non-Equipment Industry

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. The non-Equipment Industry business is characterized by a base of customers with long-term relationships with the Company. Revenues in the non-Equipment Industry decreased for the three month period ended October 31, 2000, compared to the same period last year, due to the Company's focus in the Equipment Industry. Management expects revenues in the non-Equipment Industry will decline for the remainder of fiscal 2001. The Company's five-year contract with the Association of American Railroads expired on December 31, 2000. Per quarter, the Association of American Railroads represented approximately $250,000 of non-Equipment Industry recurring revenues. Our five-year contract with the Associated Press, on which our business in the non-daily newspaper publishing industries depends, expired in December 2000 and was extended to September 14, 2001. Management is currently negotiating with the Associated Press to renew the contract, and, based on discussions we have had, management believes that if the contract is renegotiated, margins are likely to decline, although there is no assurance that the contract will be renewed.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company's unaudited financial statements.


   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     OCTOBER 31                      PERCENT
                                                              2000               1999                CHANGE
                                                           ----------         ----------
Subscriptions, support and transaction fees
   Revenue                                                 $    2,552         $    2,500                  2%
   Variable cost of revenue                                       373                318                 17%
   Variable cost of revenue as a percent of revenue                15%                13%

Software licenses and renewals
   Revenue                                                        759                 97                682%
   Variable cost of revenue                                       967                912                  6%
   Variable cost of revenue as a percent of revenue               127%               940%


Professional services
   Revenue                                                        831                458                 81%
   Variable cost of revenue                                       502                364                 38%
   Variable cost of revenue as a percent of revenue                60%                79%


Total
   Revenue                                                 $    4,142         $    3,055                 36%
   Variable cost of revenue                                     1,842              1,594                 16%
   Variable cost of revenue as a percent of revenue                44%                52%





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

Cost of software licenses and renewals consists primarily of amortization of software products, royalties, and software distribution costs. Cost of software licenses and renewals as a percentage of revenue varies significantly due to the variability of new software license revenues and relatively fixed cost of sales, which comprises primarily amortization of software products. Cost of software licenses and renewals as a percentage of revenue decreased for the three month period ended October 31, 2000, compared to the same period last year, primarily due to the sale of software licenses . Management expects gross margins from software licenses and renewals to fluctuate from quarter to quarter based on the mix of products and services sold.

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


                               OPERATING EXPENSES
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                                             OCTOBER 31                         PERCENT
                                                                       2000               1999                  CHANGE
                                                                    ----------         ----------
Cost of products and services sold                                  $    1,842         $    1,594                 16%
Customer operations and support                                            404                484                (17%)
Selling, general and administrative                                      2,233              1,805                 24%
Software development and support                                           845                656                 29%
Depreciation and amortization (exclusive of
amortization of software products included in cost of sales)               400                444                (10%)
Less capitalized portion                                                  (432)              (372)                16%
                                                                    ----------         ----------
    Net operating expenses                                          $    5,292         $    4,611                 15%
                                                                    ==========         ==========



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

The increase in selling, general and administrative expenses ("SG&A") for the three month period ended October 31, 2000, compared to the same period last year, was primarily due to increased bonuses and commissions associated with the increased sales and to the addition of a senior level financial consultant. SG&A, as a percentage of revenue, decreased from 59% for the three month period ended October 31, 1999 to 54% for the three month period ended October 31, 2000. Management expects costs to continue to increase in SG&A for the remainder of fiscal 2001, as the Company's revenues grow, but the increase is expected to be at a slower rate than revenues.

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

Depreciation and amortization expense decreased for the three month period ended October 31, 2000, compared to the same period last year. Management expects depreciation and amortization to remain relatively consistent for the remainder of fiscal 2001, barring any additional acquisitions.

Capitalized software development costs represented 51% of software development and support for the three month period ended October 31, 2000, compared to 57% for the same period last year, due to the fact that the Company's development resources were focused more on software customization projects.

                                   OTHER ITEMS

Net loss decreased for the three month period ended October 31, 2000, compared to the same period last year, due to revenues increasing at a higher rate than costs. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue..

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


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     OCTOBER 31                       PERCENT
                                                              2000               1999                 CHANGE
                                                           ----------         ----------
Net cash provided by (used in) operating activities
   before changes in working capital                       $       (3)        $     (459)                99
Net cash provided by (used in) investing activities              (450)              (379)               (19%)
                                                           ----------         ----------
   Subtotal                                                      (453)              (838)                46
Effect of net changes in working capital                          413              1,608                (74%)
                                                           ----------         ----------
   Net cash provided by (used in) operating and
      investing activities                                 $      (40)        $      770               (105%)
                                                           ==========         ==========


Net cash used in operating activities before changes in working capital decreased for the three months ended October 31, 2000, compared to the same period last year, due to revenues increasing at a higher rate than expenses. Net cash used in investing activities increased for the three months ended October 31, 2000, compared to the same period last year, primarily due to increased costs attributable to the development of the Company's Web-based software. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices, and may vary significantly from quarter to quarter. Management expects cash provided by operating activities to be positive for the fiscal year ended July 31, 2001, however, there can be no assurance that these results will be ultimately achieved.

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


                                  DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                            OCTOBER 31          JULY 31
                                                               2000              2000                 NET
                                                           (UNAUDITED)         (AUDITED)            CHANGE
                                                            ----------         ----------         ----------
Debt to Shareholder:
   Current portion of notes payable                         $      361         $      361         $       --
   Long-term portion of notes payable                              306                389                (83)
   Debt discount (common stock warrants)                           (67)               (76)                 9
                                                            ----------         ----------         ----------
      Total Debt to Shareholder                                    600                674                (74)
Subordinated Debenture:
   Long-term notes payable other                                 4,000              4,000                 --
   Debt discount (common stock warrants and options)            (1,962)            (2,158)               196
                                                            ----------         ----------         ----------
      Total Subordinated Debenture                               2,038              1,842                196
Other Debt:
   Current portion of notes payable other                          492                461                 31
   Long-term notes payable other                                   215                326               (111)
                                                            ----------         ----------         ----------
      Total Other Debt                                             707                787                (80)
                                                            ----------         ----------         ----------
Total Debt                                                  $    3,345         $    3,303         $       42
                                                            ==========         ==========         ==========



On April 27, 2000, the Company issued and sold pursuant to a Securities Purchase Agreement, dated as of April 25, 2000, by and among the Company and RGC International Investors, LDC (the "Investor"), (i) a convertible subordinated debenture in the amount of Four Million Dollars ($4,000,000) due on April 27, 2003 (the "Debenture"), and convertible into shares of the Company's common stock, $.001 par value per share (the "Common Stock"), (ii) warrants to purchase Six Hundred Thousand (600,000) shares of Common Stock (the "Warrants"), and
(iii) an investment option to purchase Eight Hundred Thousand (800,000) shares of Common Stock (the "Investment Option"). The Investment Option expires on October 27, 2001 and the Warrants expire on April 27, 2005. The Debenture is convertible into Common Stock at $4 per share and the Warrants and Investment Option are exercisable at $6 per share. At any time after October 27, 2000, the Company can require the Investor to convert the amount owed under the Debenture into Common Stock at $4.00 per share provided that: (i) the closing bid price of the Common Stock has been greater than $6.60 for twenty (20) consecutive trading days and (ii) the Company's resale registration statement has been effective for at least three (3) months. The resale registration became effective on September 1, 2000. The Company is required to maintain listing of its common stock on the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange; failure to meet this requirement would result in the Debenture becoming fully due at 130% of outstanding principal and accrued interest and an increase in the stated interest rate from 7% to 17%. At any time after April 27, 2001, the Company can require the Investor to exercise the Investment Option if the closing bid price of the Common Stock is greater than $9.90 for twenty (20) consecutive trading days and the Company's resale registration statement has been effective for at least three (3) months. If exercised, the Investment Option would contribute an additional Four Million Eight Hundred Thousand Dollars ($4,800,000) of working capital to the Company.


The Company is currently not in compliance with the Nasdaq National Market requirements, including the dollar minimum bid price, the $5 million public float and $4 million net tangible asset test. If the Company is delisted, and if the Company is unable to obtain waivers from the Investor or renegotiate the Debenture, shareholders could be materially and adversely affected.


ARI has a $1.0 million line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. The WITECH Line expires on December 31, 2001. The WITECH Line bears interest at prime plus 2.0%. As of May 25, 2001 there were no amounts outstanding under the WITECH Line and $472,000 outstanding under the WITECH term loan. In conjunction with obtaining the WITECH Line, since 1993, ARI has issued to WITECH 350 shares of its non-voting cumulative preferred stock and total warrants for the purchase of up to 280,000 shares of its common stock, including (i) warrants for the purchase of 250,000 shares at $2.125 per share and (ii) warrants for the purchase of 30,000 shares of its common stock at $4.00 per share. The exercise price under the warrants is reduced if ARI issues stock at less than the then current exercise price. WITECH also purchased 20,000 shares of non-voting cumulative preferred stock on July 15, 1997. Of the 280,000 warrants to purchase shares of Common Stock issued to WITECH; (i) warrants to purchase 175,000 shares of Common Stock at $2.125 expired on October

1, 2000; (ii) warrants to purchase 75,000 shares of Common Stock at $2.125 expire on January 1, 2002; and (iii) warrants to purchase 30,000 shares of Common Stock at $4.000 expire on October 1, 2006.

The only financial covenant in the WITECH Credit Facility is that ARI must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million. ARI was in compliance October 31, 2000 but is currently not in compliance with the financial covenant in the Agreement and intends to seek a waiver. If the Company is unable to obtain a waiver, the Company would lose an essential source of liquidity.

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

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three years by paying: 3.0% of the Purchase Commitment during the first year; 2.0% of the Purchase Commitment during the second year; and 1.0% of the Purchase Commitment during the third year. The balance of the RFC Facility at May 25, 2001 was $664,000.

The RFC Facility states that the Company must be in compliance with the covenants under the WITECH facility, which it currently is not. If the Company is unable to obtain a waiver from RFC, the Company would lose an essential source of liquidity.

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

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     OCTOBER 31                       PERCENT
                                                              2000               1999                  CHANGE
                                                           ----------         ----------
Net loss                                                   $   (1,522)        $   (1,658)                 8%
   Interest (cash)                                                 61                 98                (38%)
   Interest (non-cash)                                            310                 --                100%
   Depreciation and amortization                                1,279              1,199                  7%
                                                           ----------         ----------
      Earnings before interest, taxes, depreciation
         and amortization                                  $      128         $     (361)               135%
                                                           ==========         ==========



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

We have included data with respect to EBITDA because it is commonly used as a measurement of financial performance and by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income, as determined in accordance with generally accepted accounting principles, as an indicator of our operating performance, or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles, as a measure of our liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

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



------------------------- ----------------------------------------------- ---------------------------------------
    ACQUISITION DATE              ACQUIRED COMPANY AND LOCATION              DESCRIPTION OF ACQUIRED COMPANY
------------------------- ----------------------------------------------- ---------------------------------------
November 4, 1996          cd\*.IMG, Inc. ("CDI")                          CDI developed the Plus1(R)electronic
                          New Berlin, WI                                  parts catalog, which featured parts
                                                                          information from over 20
                                                                          manufacturers in the outdoor power,
                                                                          marine, motorcycle and power sports
                                                                          industries.
------------------------- ----------------------------------------------- ---------------------------------------
September 30, 1997        Empart Technologies, Inc. ("EMPART")            EMPART provided us with the
                          Foster City, CA                                 EMPARTpublisher and EMPARTviewer
                                                                          software.
------------------------- ----------------------------------------------- ---------------------------------------
September 15, 1998        POWERCOM-2000 ("POWERCOM"), a subsidiary of     POWERCOM provided electronic catalog
                          Briggs & Stratton Corporation                   and communication services to a
                          Colorado Springs, CO                            number of manufacturers in North
                                                                          America, Europe, and Australia in
                                                                          the outdoor power, power tools, and
                                                                          power sports industries.
------------------------- ----------------------------------------------- ---------------------------------------
May 13, 1999              Network Dynamics Incorporated ("NDI")           NDI provided us with the PartSmart
                          Williamsburg, VA                                electronic catalog, which was used by
                                                                          over 10,000 dealers to view catalogs
                                                                          from 50 different manufacturers in 6
                                                                          sectors of the Equipment Industry.
------------------------- ----------------------------------------------- ---------------------------------------






                           FORWARD LOOKING STATEMENTS


Certain statements contained in the Management's Discussion and Analysis of Results of Operations and Financial Condition are forward looking statements, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings, costs, product development schedules and future cash requirements and sources of liquidity. Other forward looking information includes (i) information included or incorporated by reference in our future filings with the Commission including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans and (ii) information contained in written material, releases and oral statements issued by us, or on our behalf, including, without limitation, statements with respect to growth plans, projected sales, revenues, earnings and costs, and product development schedules and plans. Generally, the words "anticipates," "believes," "expects," "intends" and similar expressions identify forward looking statements. The Company's actual results may differ materially from those contained in the forward looking statements identified above. Factors which may cause such a difference to occur, include, but are not limited to, those factors set forth in the section entitled "Risk Factors," in the Company's registration statement on Form S-3 filed on May 12, 2000, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ARI Network Services, Inc.
(Registrant)


Date:     June 1, 2001                               /s/ Brian E. Dearing
                                                     --------------------------
          Brian E. Dearing, Chairman of the Board
          (and acting CFO)