Form 10-Q/A
period 2001-01-31
ARI NETWORK SERVICES INC /WI
filed 2001-06-01
CIK 879796

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


For the transition period from _________________ to __________________

Commission file number 000-19608

                           ARI Network Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

As of May 25, 2001 there were 6,184,281 shares of the registrant's shares outstanding.

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

As a result of this revision, the Company has restated its financial statements as of and for the three and six months ended January 31, 2001 and 2000. As a result of this revision, the Company's revenues and earnings have increased by $226,000 or $0.03 per share and decreased by $437,000 or $0.07 per share for the three and six months ended January 31, 2001, respectively and decreased by $523,000 or $0.09 per share and $853,000 or $0.14 per share for the three and six months ended January 31, 2000, respectively.

To give effect to the above restatement, the Company is amending only the following sections of the Report on Form 10-Q:

Part I, Item 1. Financial Statements

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2001

                                      INDEX





                                                                                                     Page
PART I - FINANCIAL INFORMATION

   Item 1          Financial statements
                     Condensed balance sheets - January 31, 2001 and
                         July 31, 2000                                                                4-5

                     Condensed statements of operations for the three and six
                         months ended January 31, 2001 and 2000                                         6

                     Condensed statements of cash flows for the six months
                         ended January 31, 2001 and 2000                                                7

                     Notes to unaudited condensed financial statements                                8-9

   Item 2          Management's discussion and analysis of financial condition and
                   results of operations                                                             9-17

Signatures                                                                                             18

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (RESTATED AND UNAUDITED)


                                                                         JANUARY 31         JULY 31
                                  ASSETS                                    2001              2000
                                                                        ------------      ------------
Current assets:
   Cash and cash equivalents                                            $        810      $        563
   Trade receivables, less allowance for doubtful accounts of $754
     at January 31, 2001 and $697 at July 31, 2000                             3,045             3,282
   Prepaid expenses and other                                                    107               109
                                                                        ------------      ------------
Total current assets                                                           3,962             3,954

Equipment and leasehold improvements:
   Computer equipment                                                          4,394             4,389
   Leasehold improvements                                                        239               239
   Furniture and equipment                                                       992               846
                                                                        ------------      ------------
                                                                               5,625             5,474
   Less accumulated depreciation and amortization                              5,193             5,038
                                                                        ------------      ------------
Net equipment and leasehold improvements                                         432               436

Goodwill, less accumulated amortization of $1,742 at January 31,
   2001 and $1,413 at July 31, 2000                                            1,547             1,876

Deferred financing costs, less accumulated amortization of $126 at
   January 31, 2001 and $59 at July 31, 2000                                     293               321

Capitalized software development:
   Network platform                                                           11,467            11,467
   Software products                                                          30,257            29,317
                                                                        ------------      ------------
                                                                              41,724            40,784
   Less accumulated amortization                                              30,841            28,883
                                                                        ------------      ------------
Net capitalized software development                                          10,883            11,901
                                                                        ------------      ------------
                              TOTAL ASSETS                              $     17,117      $     18,488
                                                                        ============      ============

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                            (RESTATED AND UNAUDITED)


                                                                                    JANUARY 31          JULY 31
                  LIABILITIES AND SHAREHOLDERS' EQUITY                                 2001               2000
                                                                                   ------------       ------------
Current liabilities:
   Current portion of notes payable to shareholder                                 $        361       $        361
   Current portion of notes payable                                                         422                461
   Accounts payable                                                                         651                836
   Unearned income                                                                        5,293              4,373
   Accrued payroll and related liabilities                                                1,730              1,182
   Other accrued liabilities                                                              1,331              1,310
   Current portion of capital lease obligations                                             151                111
                                                                                   ------------       ------------
Total current liabilities                                                                 9,939              8,634

Long term liabilities:
   Notes payable to shareholder (net of discount)                                           164                313
   Notes payable (net of discount)                                                        2,360              2,168
   Capital lease obligations                                                                233                214
                                                                                   ------------       ------------
Total long term liabilities                                                               2,757              2,695

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at January 31, 2001 and
     July 31, 2000                                                                           --                 --
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,168,270 shares issued and outstanding at January 31, 2001 and July 31,
     2000                                                                                     6                  6
   Common stock warrants and options                                                      2,459              2,459
   Additional paid-in-capital                                                            91,781             91,781
   Accumulated deficit                                                                  (89,825)           (87,087)
                                                                                   ------------       ------------
Total shareholders' equity                                                                4,421              7,159
                                                                                   ------------       ------------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     17,117       $     18,488
                                                                                   ============       ============


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

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (RESTATED AND UNAUDITED)


                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         JANUARY 31                          JANUARY 31
                                                                   2001              2000               2001            2000
                                                               ------------       ------------       ------------    ------------
Net revenues:
     Subscriptions, support and transaction fees               $      2,550       $      2,479       $      5,102    $      4,979
     Software licenses and renewals                                     842                210              1,601             307
     Professional services                                              694                637              1,525           1,095
                                                               ------------       ------------       ------------    ------------
                                                                      4,086              3,326              8,228           6,381
Operating expenses:
     Cost of products and services sold:
        Subscriptions, support and transaction fees                     317                403                690             721
        Software licenses and renewals*                                 907                981              1,874           1,893
        Professional services                                           402                408                904             772
                                                               ------------       ------------       ------------    ------------
                                                                      1,626              1,792              3,468           3,386
     Depreciation and amortization (exclusive of amortization
        of software products included in cost of sales)                 370                412                770             856
     Customer operations and support                                    409                541                813           1,025
     Selling, general and administrative                              2,200              2,115              4,433           3,920
     Software development and support                                   830                822              1,675           1,478
                                                               ------------       ------------       ------------    ------------
Operating expenses before amounts capitalized                         5,435              5,682             11,159          10,665
     Less capitalized portion                                          (508)              (447)              (940)           (819)
                                                               ------------       ------------       ------------    ------------
Net operating expenses                                                4,927              5,235             10,219           9,846
                                                               ------------       ------------       ------------    ------------

Operating loss                                                         (841)            (1,909)            (1,991)         (3,465)
Other expense:
     Interest expense                                                  (396)              (180)              (767)           (278)
     Other, net                                                          21                 (2)                20              (6)
                                                               ------------       ------------       ------------    ------------
Total other expense                                                    (375)              (182)              (747)           (284)
                                                               ------------       ------------       ------------    ------------
Net loss                                                       $     (1,216)            (2,091)            (2,738)         (3,749)
                                                               ============       ============       ============    ============
Average common shares outstanding                                     6,168              5,974              6,168           5,843

Basic and diluted net loss per share                           $      (0.20)      $      (0.35)      $      (0.44)   $      (0.64)
                                                               ============       ============       ============    ============

See notes to unaudited condensed financial statements.


* Includes amortization of software products of $793, $820, $1,672 and $1,575 and excludes other depreciation and amortization shown separately

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                            (RESTATED AND UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                          JANUARY 31
                                                                                    2001              2000
                                                                                 ------------     ------------
OPERATING ACTIVITIES

   Net loss                                                                      $     (2,738)    $     (3,749)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Amortization of network platform                                                 286              348
         Amortization of software products                                              1,672            1,575
         Amortization of goodwill                                                         329              327
         Amortization of deferred financing costs and debt discount                       476               --
         Depreciation and other amortization                                              155              181
         Net change in receivables, prepaid expenses and other                            239              (50)
         Net change in accounts payable, unearned income and
           accrued liabilities                                                          1,304            1,118
                                                                                 ------------     ------------
   Net cash provided by (used in) operating activities                                  1,723             (250)

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                                       (10)             (40)
   Software products capitalized                                                         (940)            (819)
                                                                                 ------------     ------------
   Net cash provided by (used in) investing activities                                   (950)            (859)

FINANCING ACTIVITIES
   Net borrowings under line of credit                                                     --              500
   Repayments under notes payable                                                        (405)            (330)
   Deferred financing costs                                                               (39)              --
   Payments of capital lease obligations                                                  (82)             (56)
   Proceeds from issuance of common stock                                                  --            1,264
                                                                                 ------------     ------------
   Net cash provided by (used in) financing activities                                   (526)           1,378
                                                                                 ------------     ------------

Net increase (decrease) in cash                                                           247              269
Cash at beginning of period                                                               563              127
                                                                                 ------------     ------------
Cash at end of period                                                            $        810     $        396
                                                                                 ============     ============

Cash paid for interest                                                           $        291     $        278
                                                                                 ============     ============

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for:
    Furniture and equipment                                                      $        141     $         --
Issuance of common stock as payment of line of credit                                      --            1,000
Conversion of line of credit to note payable                                               --            1,000



See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (RESTATED AND UNAUDITED)
                                JANUARY 31, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KA for the year ended July 31, 2000.

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

6.            RESTATEMENT

As a result of discussions with the Securities and Exchange Commission that concluded on May 21, 2001, the Company has restated its financial statements as of and for the three and six months ended January 31, 2001 and 2000 to defer revenue recognition allocable to software licenses in multiple element arrangements under SOP 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9. SOP 98-9, which included more restrictive requirements for establishing vendor specific objective evidence of fair value in multiple element arrangements, was effective for transactions entered into by the Company beginning August 1, 1999. As a result of this revision, the Company's revenues and earnings have increased by $226,000 or $0.03 per share and decreased by $437,000 or $0.07 per share for the three and six months ended January 31, 2001, respectively and decreased by $523,000 or $0.09 per share and $853,000 or $0.14 per share for the three and six months ended January 31, 2000, respectively. The effect on the balance sheet as of January 31, 2001 and July 31, 2000 was an increase in unearned income and an increase in accumulated deficit of $1,693,000 and $1,256,000, respectively.

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



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Total revenue for the quarter ended January 31, 2001 increased 23% from $3,326,000 in fiscal 2000 to $4,086,000 in fiscal 2001, representing the nineteenth of the past twenty consecutive quarters of year-over-year revenue improvement. Earnings improved by 42%, from a net loss of $2,091,000, or $0.35 per share for the quarter ended January 31, 2000 to a net loss of $1,216,000 or $0.20 per share for the quarter ended January 31, 2001.


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


                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)

                               THREE MONTHS ENDED                     SIX MONTHS ENDED
      INDUSTRY SECTOR             JANUARY 31             PERCENT          JANUARY 31                PERCENT
                              2001         2000          CHANGE        2001         2000            CHANGE
                            ---------    ---------                   ---------    ---------
 EQUIPMENT INDUSTRY

   U.S. and Canadian
      Recurring             $   2,150    $   1,310           64%     $   3,781    $   2,589           46%
      Non-recurring               699          623           12%         1,574        1,038           52%
                            ---------    ---------                   ---------    ---------
          Subtotal              2,849        1,933           47%         5,355        3,627           48%

   International
      Recurring                   269          108          149%           547          182          201%
      Non-recurring                80          114          (30)%          207          140           48%
                            ---------    ---------                   ---------    ---------
          Subtotal                349          222           57%           754          322          134%

Total Equipment Industry
   Recurring                    2,419        1,418           71%         4,328        2,771           56%
   Non-recurring                  779          737            6%         1,781        1,178           51%
                            ---------    ---------                   ---------    ---------
       Subtotal                 3,198        2,155           48%         6,109        3,949           55%

NON-EQUIPMENT INDUSTRY
   Recurring                      888        1,158          (23)%        2,072        2,289           (9)%
   Non-recurring                   --           13         (100)%           47          143          (67)%
                            ---------    ---------                   ---------    ---------
      Subtotal                    888        1,171          (24)%        2,119        2,432          (13)%

TOTAL REVENUE
   Recurring                    3,307        2,576           28%         6,400        5,060           26%
   Non-recurring                  779          750            4%         1,828        1,321           38%
                            ---------    ---------                   ---------    ---------
      Grand Total           $   4,086    $   3,326           23%     $   8,228    $   6,381           29%
                            ---------    ---------
                            =========    =========                   =========    =========

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software license fees and professional services fees. Recurring revenue, as a percentage of total revenue, increased from 77% to 81% for the three months ended January 31, 2000 and 2001, respectively, due to an increase in annual renewal revenues and lower than expected new software license revenues in the Equipment Industry as a result of heavy turnover in the Company's sales force and a "lag time" to hire new sales people. On a year to date basis, recurring revenue is 78% of total revenue compared to 79% of total revenue for the same period last year. Management believes that the remainder of the year will be more in line with the Company's ideal relationship of approximately two thirds recurring revenue to one third non-recurring revenue. Management believes that this "target" ratio establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business.

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

    U.S. and Canada

    Recurring revenues in the U.S. and Canadian Equipment Industry increased for the three and six month periods ended January 31, 2001, compared to the same periods last year, primarily due to increased catalog license, maintenance and subscription renewals from the Company's growing base of customers and the renegotiation of prior agreements from a fixed price structure to the Company's time and materials based business model. Non-recurring revenues in the U.S. and Canadian Equipment Industry increased for the three and six month periods ended January 31, 2001, compared to the same periods last year, due to the proportional recognition of software licenses sold in fiscal 2000 and to new software licenses and professional services sold to dealers and manufacturers in the first quarter of this fiscal year. Revenues in the U.S. and Canadian Equipment Industry increased, as a percentage of total revenues, from 57% for the six months ended January 31, 2000 to 65% for the six months ended January 31, 2001. Management expects recurring and non-recurring revenues in the U.S. and Canadian Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.

    International (Europe and Australia)

    Recurring revenues in the International Equipment Industry increased for the three and six month periods ended January 31, 2001, compared to the same periods last year, primarily due to catalog license, maintenance and subscription renewals from new business added last year. Non-recurring revenues in the International Equipment Industry decreased for the three month period ended January 31, 2001 compared to the same period last year, due to a lack of new software sales in the first half of fiscal 2001 but increased for the six month period ended January 31, 2001 compared to the same period last year due to the proportional recognition of software licenses sold in fiscal 2000. Revenues in the International Equipment Industry increased, as a percentage of total revenues, from 5% for the six months ended January 31, 2000 to 9% for the six months ended January 31, 2001, although the increase was lower than expected due to the Company's Shift from the Equipment markets to other more lucrative markets and the establishment of new sales leads. Management expects recurring and non-recurring revenues in the International Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.




Non-Equipment Industry

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs and railroad industries, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. The non-Equipment Industry business is characterized by a base of customers with long-term relationships with the Company. Revenues in the non-Equipment Industry decreased for the three and six month periods ended January 31, 2001, compared to the same periods last year, due to the Company's focus in the Equipment Industry. Management expects revenues in the non-Equipment Industry will decline for the remainder of fiscal 2001. Management expects that consolidation in the agricultural customer base is the reason for the decline in recurring revenues from the agricultural inputs industry and management believes that revenue from this market will continue to decrease in the future as the Company reaches saturation in this market. The Company's five-year contract with the Association of American Railroads expired on December 31, 2000. Per quarter, the Association of American Railroads represented approximately $250,000 of non-Equipment Industry recurring revenues. The Company's five year contract with the Associated Press, on which its business in the non-daily newspaper publishing industry depends, expired in December 2000 and was extended to September 14, 2001. Management is currently negotiating with the Associated Press to renew the contract, and, based on discussions we have had, management believes that if the contract is renegotiated, margins are likely to decline, although there is no assurance that the contract will be renewed.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company's unaudited financial statements.


   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)


                                                THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                    JANUARY 31              PERCENT            JANUARY 31                PERCENT
                                                2001         2000            CHANGE        2001          2000            CHANGE
                                             -----------   ---------                     ---------     --------
Subscriptions, support and transaction
fees
   Revenue                                    $   2,550     $   2,479             3%     $   5,102     $   4,979            2%
   Cost of revenue                                  317           403           (21)%          690           721           (4)%
   Cost of revenue as a percent of revenue           12%           16%                          14%          14%

Software licenses and renewals
   Revenue                                          842           210           301%         1,601           307          421%
   Cost of revenue                                  907           981            (8)%        1,874         1,893           (1)%
   Cost of revenue as a percent of revenue          108%          467%                         117%          617%

Professional services
   Revenue                                          694           637             9%         1,525         1,095           39%
   Cost of revenue                                  402           408            (1)%          904           772           17%
   Cost of revenue as a percent of revenue           58%           64%                          59%           71%

Total
   Revenue                                    $   4,086     $   3,326            23%     $   8,228     $   6,381           29%
   Cost of revenue                                1,626         1,792            (9)%        3,468         3,386            2%
   Cost of revenue as a percent of revenue           40%           54%                          42%           53%


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

Cost of software licenses and renewals consists primarily of amortization of software products, royalties, and software distribution costs. Cost of software licenses and renewals as a percentage of revenue varies significantly due to the variability of new software license revenues and relatively fixed cost of sales, which comprises primarily amortization of software costs. Cost of software licenses and renewals as a percentage of revenue decreased for the three and six month periods ended January 31, 2001, compared to the same periods last year, due to higher software license revenues in fiscal 2001 primarily as a result of the proportional recognition of software licenses sold in fiscal 2000. Management expects gross margins from software licenses and renewals to fluctuate significantly from quarter to quarter based on the number of licenses sold.

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


                               OPERATING EXPENSES
                                 (IN THOUSANDS)


                                          THREE MONTHS ENDED                              SIX MONTHS ENDED
                                              JANUARY 31                   PERCENT           JANUARY 31                PERCENT
                                          2001           2000               CHANGE      2001            2000           CHANGE
                                       ----------     ----------          ----------  ----------     ----------      ----------
Cost of products and services sold     $    1,626     $    1,792              (9)%    $    3,468     $    3,386               2%
Customer operations and support               409            541             (24)%           813          1,025             (21)%
Selling, general and administrative         2,200          2,115               4%          4,433          3,920              13%
Software development and support              830            822               1%          1,675          1,478              13%
                                       ----------     ----------                      ----------     ----------
                                            5,065          5,270              (4)%        10,389          9,809               6%
Depreciation and amortization                 370            412             (10)%           771            856             (10)%
Less capitalized portion                     (508)          (447)             14%           (940)          (819)             15%
                                       ----------     ----------                      ----------     ----------
    Net operating expenses             $    4,927     $    5,235              (6)%    $   10,220     $    9,846               4%
                                       ==========     ==========                      ==========     ==========

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

The increase in selling, general and administrative expenses ("SG&A") for the three and six month periods ended January 31, 2001, compared to the same periods last year, was primarily due to increased bonuses and commissions associated with the increased sales and to the addition of a senior level financial consultant. SG&A, as a percentage of revenue, decreased from 61% for the six month period ended January 31, 2000 to 54% for the six month period ended January 31, 2001. Management expects costs to continue to increase in SG&A for the remainder of fiscal 2001, as the Company's revenues grow, but the increase is expected to be at a slower rate than revenues.

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


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)


                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              JANUARY 31           PERCENT         JANUARY 31             PERCENT
                                                          2001         2000        CHANGE       2001         2000          CHANGE
                                                       ---------     --------                 --------     ---------
Net cash provided by (used in) operating
  activities before changes in working capital         $     183     $   (859)       121%     $    180     $  (1,318)        114%
Net cash provided by (used in) investing activities         (500)        (480)        (4)%        (950)         (859)        (11)%
                                                       ---------     --------                 --------     ---------
   Subtotal                                                 (317)      (1,339)        76%         (770)       (2,177)         65%
Effect of net changes in working capital                   1,130         (540)       309%        1,543         1,068          44%
                                                       ---------     --------                 --------     ---------
   Net cash provided by (used in) operating
     and investing activities                          $     813     $ (1,879)       143%     $    773     $  (1,109)        170%
                                                       =========     ========                 ========     =========


Net cash provided by operating activities before changes in working capital increased for the three and six months ended January 31, 2001, compared to the same periods last year, due to revenues increasing at a higher rate than expenses. Net cash used in investing activities increased for the three and six months ended January 31, 2001, compared to the same periods last year, primarily due to increased costs attributable to the development of the Company's Web-based software. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects cash provided by operating activities to be positive for the fiscal year ended July 31, 2001, however, there can be no assurance that these results will be ultimately achieved.

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

                                  DEBT SCHEDULE
                                 (IN THOUSANDS)


                                                         JANUARY 31        JULY 31
                                                            2001             2000             NET
                                                        (UNAUDITED)       (AUDITED)          CHANGE
                                                        ------------     ------------     ------------
Debt to Shareholder:
   Current portion of notes payable                     $        361     $        361     $         --
   Long-term portion of notes payable                            222              389             (167)
   Debt discount (common stock warrants)                         (58)             (76)              18
                                                        ------------     ------------     ------------
      Total Debt to Shareholder                                  525              674             (149)
Subordinated Debenture:
   Long-term notes payable other                               4,000            4,000               --
   Debt discount (common stock warrants and options)
                                                              (1,767)          (2,158)             391
                                                        ------------     ------------     ------------
      Total Subordinated Debenture                             2,233            1,842              391
Other Debt:
   Current portion of notes payable other
                                                                 422              461              (39)
   Long-term notes payable other
                                                                 127              326             (199)
                                                        ------------     ------------     ------------
      Total Other Debt
                                                                 549              787             (238)
                                                        ------------     ------------     ------------
Total Debt                                              $      3,307     $      3,303     $          4
                                                        ============     ============     ============


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

The only financial covenant in the WITECH Credit Facility is that ARI must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million. ARI was not in compliance with the financial covenant in the Agreement on January 31, 2001 and intends to seek a waiver. If the Company is unable to obtain a waiver, the Company would lose an essential source of liquidity.

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

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
                                 (IN THOUSANDS)


                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               JANUARY 31            PERCENT           JANUARY 31               PERCENT
                                            2001         2000         CHANGE       2001          2000           CHANGE
                                          --------     --------                   --------     --------
Net loss                                  $ (1,216)    $ (2,091)          42%     $ (2,738)    $ (3,749)          27%
   Interest (cash)                             230          180           28%          291          278            5%
   Interest (non-cash)                         166           --          100%          476           --          100%
   Amortization of software products           793          820           (3)%       1,672        1,575            6%
   Other depreciation and amortization         370          412          (10)%         770          856          (10)%
                                          --------     --------                   --------     --------
      Earnings before interest, taxes,
         depreciation and amortization    $    343     $   (679)         151%     $    471     $ (1,040)         145%
                                          ========     ========                   ========     ========



Earnings before interest, taxes, depreciation and amortization (EBITDA) increased for the three and six month periods ended January 31, 2001, compared to the same periods last year, due primarily to the Company's improvement in earnings. Management expects EBITDA to continue to remain positive for the remainder of fiscal 2001, although there can be no assurance that these results will be ultimately achieved. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue even if EBITDA is positive.

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



    ACQUISITION DATE              ACQUIRED COMPANY AND LOCATION              DESCRIPTION OF ACQUIRED COMPANY
-----------------------   --------------------------------------------    ----------------------------------------
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