Form 10-Q
period 2001-04-30
ARI NETWORK SERVICES INC /WI
filed 2001-06-14
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_____________to_____________

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

                  YES [X]           NO [ ]


As of June 11, 2001 there were 6,184,281 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED APRIL 30, 2001

                                      INDEX





PART I - FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----

   Item 1          Financial statements
                        Condensed balance sheets - April 30, 2001 and July 31, 2000                  3-4
                        Condensed statements of operations for the three and nine
                            months ended April 30, 2001 and 2000                                       5
                        Condensed statements of cash flows for the nine months ended
                            April 30, 2001 and 2000                                                    6
                        Notes to unaudited condensed financial statements                            7-8
   Item 2          Management's discussion and analysis of financial condition and results
                   of operations                                                                    8-16

Signatures

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             APRIL 30            JULY 31
                                  ASSETS                                       2001                2000
                                                                            ----------          ----------
                                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                                $      216          $      563
   Trade receivables, less allowance for doubtful accounts of $632
     at April 30, 2001 and $697 at July 31, 2000                                 2,551               3,282
   Prepaid expenses and other                                                       83                 109
                                                                            ----------          ----------
Total current assets                                                             2,850               3,954

Equipment and leasehold improvements:
   Computer equipment                                                            4,394               4,389
   Leasehold improvements                                                          239                 239
   Furniture and equipment                                                       1,028                 846
                                                                            ----------          ----------
                                                                                 5,661               5,474

   Less accumulated depreciation and amortization                                5,269               5,038
                                                                            ----------          ----------
Net equipment and leasehold improvements                                           392                 436

Goodwill, less accumulated amortization of $1,906 at April 30,
   2001 and $1,413 at July 31, 2000                                              1,383               1,876

Deferred financing costs, less accumulated amortization of $157 at
   April 30, 2001 and $59 at July 31, 2000                                         262                 321

Capitalized software development:
   Network platform                                                             11,467              11,467
   Software products                                                            30,813              29,317
                                                                            ----------          ----------
                                                                                42,280              40,784
   Less accumulated amortization                                                31,747              28,883
                                                                            ----------          ----------
Net capitalized software development                                            10,533              11,901
                                                                            ----------          ----------
                              TOTAL ASSETS                                  $   15,420          $   18,488
                                                                            ==========          ==========

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           APRIL 30             JULY 31
                  LIABILITIES AND SHAREHOLDERS' EQUITY                                       2001                 2000
                                                                                          ----------           ----------
                                                                                          (Unaudited)
Current liabilities:
   Current portion of notes payable to shareholder                                        $      333           $      361
   Current portion of notes payable                                                              335                  461
   Accounts payable                                                                              638                  836
   Unearned income                                                                             5,070                4,373
   Accrued payroll and related liabilities                                                     1,581                1,182
   Other accrued liabilities                                                                   1,541                1,310
   Current portion of capital lease obligations                                                  165                  111
                                                                                          ----------           ----------
Total current liabilities                                                                      9,663                8,634

Long term liabilities:
   Notes payable to shareholder (net of discount)                                                 89                  313
   Notes payable (net of discount)                                                             2,533                2,168
   Capital lease obligations                                                                     202                  214
                                                                                          ----------           ----------
Total long term liabilities                                                                    2,824                2,695

Shareholders' equity:
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at April 30, 2001 and July
     31, 2000                                                                                     --                   --
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,184,281 and 6,168,270 shares issued and outstanding at April 30, 2001 and
     July 31, 2000, respectively
                                                                                                   6                    6
   Common stock warrants and options                                                           2,459                2,459
   Additional paid-in-capital                                                                 91,795               91,781
   Accumulated deficit                                                                       (91,327)             (87,087)
                                                                                          ----------           ----------
Total shareholders' equity                                                                     2,933                7,159
                                                                                          ----------           ----------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $   15,420           $   18,488
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

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                              APRIL 30                          APRIL 30
                                                                       2001             2000             2001             2000
                                                                     --------         --------         --------         --------
Net revenues:
     Subscriptions, support and transaction fees                     $  2,515         $  2,247         $  7,617         $  7,226
     Software licenses and renewals                                       823              375            2,424              682
     Professional services                                                538              533            2,063            1,628
                                                                     --------         --------         --------         --------
                                                                        3,876            3,155           12,104            9,536
Operating expenses:
     Cost of products and services sold:
        Subscriptions, support and transaction fees                       579              395            1,269            1,116
        Software licenses and renewals *                                  529              933            2,403            2,826
        Professional services                                             269              404            1,173            1,176
                                                                     --------         --------         --------         --------
                                                                        1,377            1,732            4,845            5,118
     Depreciation and amortization (exclusive of amortization
        of software products included in cost of sales)                   382              442            1,152            1,298
     Customer operations and support                                      423              515            1,236            1,540
     Selling, general and administrative                                2,407            1,957            6,840            5,877
     Software development and support                                     955              761            2,630            2,239
                                                                     --------         --------         --------         --------
Operating expenses before amounts capitalized                           5,544            5,407           16,703           16,072
     Less capitalized portion                                            (556)            (569)          (1,496)          (1,388)
                                                                     --------         --------         --------         --------
Net operating expenses                                                  4,988            4,838           15,207           14,684
                                                                     --------         --------         --------         --------

Operating loss                                                         (1,112)          (1,683)          (3,103)          (5,148)
Other expense:
     Interest expense                                                    (366)            (160)          (1,133)            (438)
     Other, net                                                           (24)              --               (4)              (6)
                                                                     --------         --------         --------         --------
Total other expense                                                      (390)            (160)          (1,137)            (444)
                                                                     --------         --------         --------         --------
Net loss                                                             $ (1,502)        $ (1,843)        $ (4,240)        $ (5,592)
                                                                     ========         ========         ========         ========

Average common shares outstanding                                       6,184            6,159            6,174            5,968

Basic and diluted net loss per share                                 $  (0.24)        $  (0.30)        $  (0.69)        $  (0.94)
                                                                     ========         ========         ========         ========


See notes to unaudited condensed financial statements.



* includes amortization of software products of $764, $916, $2,436 and $2,491 and excludes other depreciation and amortization shown separately

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                      APRIL 30
                                                                              2001               2000
                                                                           ----------         ----------
OPERATING ACTIVITIES
   Net loss                                                                $   (4,240)        $   (5,592)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Amortization of network platform                                         428                515
         Amortization of software products                                      2,436              2,491
         Amortization of goodwill                                                 493                495
         Amortization of deferred financing costs and debt discount               713                 30
         Depreciation and other amortization                                      231                287
         Net change in receivables, prepaid expenses and other                    757               (227)
         Net change in accounts payable, unearned income and
           accrued liabilities                                                  1,129              1,333
                                                                           ----------         ----------
   Net cash provided by (used in) operating activities                          1,947               (668)

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                               (33)               (23)
   Software products capitalized                                               (1,496)            (1,388)
                                                                           ----------         ----------
   Net cash provided by (used in) investing activities                         (1,529)            (1,411)

FINANCING ACTIVITIES
   Net payments under line of credit                                               --             (1,000)
   Borrowings (repayments) under notes payable                                   (628)             3,157
   Deferred financing costs                                                       (39)              (330)
   Payments of capital lease obligations                                         (112)               (93)
   Proceeds from issuance of common stock                                          14              1,363
                                                                           ----------         ----------
   Net cash provided by (used in) financing activities                           (765)             3,097
                                                                           ----------         ----------

Net increase (decrease) in cash                                                  (347)             1,018
Cash at beginning of period                                                       563                127
                                                                           ----------         ----------
Cash at end of period                                                      $      216         $    1,145
                                                                           ==========         ==========

Cash paid for interest                                                     $      420         $      408
                                                                           ==========         ==========

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for:
    Furniture and equipment                                                $      154         $       --
Issuance of detachable common stock warrants and options in
    connection with issuance of debt                                               --              2,459
Issuance of common stock as payment of line of credit                              --              1,000
Conversion of line of credit to note payable                                       --              1,000


See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended July 31, 2000.

2.       BASIC AND DILUTED NET LOSS PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the stated value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at $100 per share plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $970,000 at April 30, 2001.

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

6.       SUBSEQUENT EVENTS

On March 29, 2001, the Company received a letter from the Nasdaq National Market (Nasdaq) stating that the Company's common stock failed to maintain a minimum market value of public float of $5 million over 30 consecutive trading days. The Company has until June 27, 2001 to become compliant with this Nasdaq listing requirement. On May 15, 2001, the Company received a letter from Nasdaq stating that the Company's common stock failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days. The Company has until August 7, 2001 to become compliant with this Nasdaq listing requirement. On June 4, 2001, the Company received a letter from Nasdaq stating that the Company has failed to maintain a net tangible asset value of $4 million. The Company has until June 18, 2001 to submit a plan to become compliant with this and all other Nasdaq listing requirements.

The Company plans to stay listed on the Nasdaq by executing on a five part plan:
(1) trim expenses to maintain or accelerate cash flow and profitability even if the manufacturing sector of the economy, upon which the Company depends for new sales, does not recover quickly; (2) complete one or more acquisitions to add products and/or customers to the business and net assets to the balance sheet;
(3) convert a portion of its debt to equity; (4) continue to use investor relations programs to try to increase demand for the stock so that the bid price, and possibly the number of shares in the public float might be increased; and (5) in conjunction with (1) - (4), if necessary and warranted, execute a reverse stock split to enable the Company to meet the listing requirements for Nasdaq-Small Cap if the requirements for Nasdaq-NMS are not able to be met. There can be no assurance that Nasdaq will accept the Company's plan or that the Company can execute the plan successfully. Unless the Company demonstrates compliance with the requirements or appeals the decisions, the Company's common stock will be delisted from Nasdaq and trading in the Company's common stock would thereafter be conducted in the over-the-counter markets such as the OTC Bulletin Board.

                                   (UNAUDITED)
                                 APRIL 30, 2001

The RGC International Investors Debenture (see liquidity) requires the Company to maintain the listing of its common stock on Nasdaq National Market System, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange. Failure to cure a violation under the Debenture within 10 days is considered a default, which would result in the subordinated debenture becoming due and payable at 130% of the outstanding principal and accrued interest balances, as well as, an increase in the stated interest rate from 7% to 17%. The Company is in discussions with RGC to restructure the security to avoid this problem should it arise, but there can be no assurance that the Company will be successful in this effort.

The Company's loan agreement with a shareholder (see liquidity) requires maintenance of a minimum net worth of $5.3 million at all times. As of January 31, 2001, the Company was in violation of this covenant, resulting in the note payable to shareholder and line of credit payable to shareholder being due and payable. The line of credit expires December 31, 2001. The Company is in discussions with the shareholder to reduce the net worth requirement, though there can be no assurance that the Company will be successful in this effort.










                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Total revenue for the quarter ended April 30, 2001 increased 23% from $3,155,000 in fiscal 2000 to $3,876,000 in fiscal 2001, representing the twentieth of the past twenty one consecutive quarters of year-over-year revenue improvement. Earnings improved by 19%, from a net loss of $1,843,000, or $0.30 per share for the quarter ended April 30, 2000 to a net loss of $1,502,000 or $0.24 per share for the quarter ended April 30, 2001.


                                    REVENUES

The Company is a leading provider of technology-enabled business solutions for sales, service and life-cycle product support in the manufactured equipment market. The Company currently serves over 100 manufacturers and 20,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. The Company builds and supports a full suite of multi-media electronic catalog publishing and viewing software for the Web or CD. The Company's communications systems provide a global electronic pathway for parts orders, product registrations, warranty claims and other transactions between manufacturers and their networks of sales and service points.

The Company also has a supplemental business that provides a variety of information technology services to non-Equipment industries including agribusiness and publishing. The non-Equipment industries generate positive cash flows for the Company but are a declining percentage of total revenue as the Company focuses on its core products in the Equipment Industry.

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the U.S. and Canadian Equipment, International Equipment and non-Equipment markets.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.



                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)


                              THREE MONTHS ENDED                        NINE MONTHS ENDED
INDUSTRY SECTOR                     APRIL 30            PERCENT              APRIL 30               PERCENT
                               2001         2000        CHANGE          2001         2000           CHANGE
                             --------     --------                    --------     --------


EQUIPMENT INDUSTRY

   U.S. and Canadian
      Recurring              $  1,835     $  1,145           60%      $  5,616     $  3,734           50%
      Non-recurring             1,002          613           63%         2,576        1,651           56%
                             --------     --------                    --------     --------
          Subtotal              2,837        1,758           61%         8,192        5,385           52%

   International
      Recurring                   248           81          206%           795          263          202%
      Non-recurring                48          162          (70)%          255          302          (16)%
                             --------     --------                    --------     --------
          Subtotal                296          243           22%         1,050          565           86%

Total Equipment Industry
   Recurring                    2,083        1,226           70%         6,411        3,997           60%
   Non-recurring                1,050          775           36%         2,831        1,953           45%
                             --------     --------                    --------     --------
       Subtotal                 3,133        2,001           57%         9,242        5,950           55%

NON-EQUIPMENT INDUSTRY
   Recurring                      743        1,082          (31)%        2,815        3,371          (16)%
   Non-recurring                   --           72         (100)%           47          215          (78)%
                             --------     --------                    --------     --------
      Subtotal                    743        1,154          (36)%        2,862        3,586          (20)%

TOTAL REVENUE
   Recurring                    2,826        2,308           22%         9,226        7,368           25%
   Non-recurring                1,050          847           24%         2,878        2,168           33%
                             --------     --------                    --------     --------
      Grand Total            $  3,876     $  3,155           23%      $ 12,104     $  9,536           27%
                             ========     ========                    ========     ========



Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software license fees and professional services fees. Recurring revenue, as a percentage of total revenue, remained 73% for the three months ended April 30, 2000 and 2001, respectively. On a year to date basis, recurring revenue is 76% of total revenue compared to 77% of total revenue for the same period last year. Management believes that the remainder of the year will continue to be in line with the Company's expected relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue. Management believes that this ratio establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, auto and truck parts after-market, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management's strategy is to expand the Company's electronic parts catalog and dealer communications software and services business with manufacturers and distributors and their dealers in the existing vertical markets and to expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 62% for the nine months ended April 30, 2000 to 76% for the nine months ended April 30, 2001. Management expects revenues in the Equipment Industry to increase at a higher rate than total revenues for the remainder of fiscal 2001, as management continues to focus attention and resources in this industry.

         U.S. and Canada

         Recurring revenues in the U.S. and Canadian Equipment Industry increased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, primarily due to increased catalog license, maintenance and subscription renewals from the Company's growing base of customers. Non-recurring revenues in the U.S. and Canadian Equipment Industry increased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, due to the proportional recognition of software licenses sold in fiscal 2000, new software licenses and professional services sold to dealers and manufacturers in the first quarter of this fiscal year and the renegotiation of prior agreements from a fixed price structure to the Company's time and materials based business model. However, the increase was lower than expected due to heavy turnover in the Company's sales force, a "lag time" to hire new salespeople and the decline in the manufacturing sector of the economy.

         International (Europe and Australia)

         Recurring revenues in the International Equipment Industry increased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, primarily due to catalog license, maintenance and subscription renewals from new business added last year, although the increase was lower than expected due to the Company's shift from the Equipment markets to other more lucrative markets and the establishment of new sales leads. Non-recurring revenues in the International Equipment Industry decreased for the three and nine month periods ended April 30, 2001 compared to the same periods last year, due to a lack of new software sales in fiscal 2001.


Non-Equipment Industry

The Company's business outside of the Equipment Industry includes sales of database management services and electronic communications services to the agricultural inputs industry, the on-line provision of information for republication to the non-daily newspaper publishing industry and until December 31, 2000, database management services to the railroad industry. The non-Equipment Industry business is characterized by a base of customers with long-term relationships with the Company. Revenues in the non-Equipment Industry decreased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, due to the Company's focus in the Equipment Industry, continued consolidation in the agricultural inputs industry, and the non-renewal of the railroad industry business. Management expects revenues in the non-Equipment Industry will decline for the remainder of fiscal 2001 and will continue to decrease in the future. The Company's five-year contract with the Association of American Railroads expired on December 31, 2000. Per quarter, the Association of American Railroads represented approximately $250,000 of non-Equipment Industry recurring revenues. The Company's five year contract with the Associated Press, on which its business in the non-daily newspaper publishing industry depends, expired in December 2000 and was extended to September 14, 2001. Management is currently negotiating with the Associated Press to renew the contract, and, based on discussions we have had, management believes that if the contract is renegotiated, margins are likely to decline, although there is no assurance that the contract will be renewed.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company's unaudited financial statements.


   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)

                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       APRIL 30              PERCENT             APRIL 30               PERCENT
                                                  2001          2000         CHANGE          2001         2000          CHANGE
                                                --------      --------                     --------      --------
Subscriptions, support and transaction fees
   Revenue                                      $  2,515      $  2,247            12%      $  7,617      $  7,226             5%
   Cost of revenue                                   579           395            47%         1,269         1,116            14%
   Cost of revenue as a percent of revenue            23%           18%                          17%           15%

Software licenses and renewals
   Revenue                                           823           375           119%         2,424           682           255%
   Cost of revenue                                   529           933           (43%)        2,403         2,826           (15%)
   Cost of revenue as a percent of revenue            64%          249%                          99%          414%

Professional services
   Revenue                                           538           533             1%         2,063         1,628            27%
   Cost of revenue                                   269           404           (33%)        1,173         1,176             0%
   Cost of revenue as a percent of revenue            50%           76%                          57%           72%

Total
   Revenue                                      $  3,876      $  3,155            23%      $ 12,104      $  9,536            27%
   Cost of revenue                                 1,377         1,732           (20%)        4,845         5,118            (5%)
   Cost of revenue as a percent of revenue            36%           55%                          40%           54%





Cost of subscriptions, support and transaction fees consists primarily of telecommunications and catalog replication and distribution costs and Associated Press royalties. Cost of subscriptions, support and transaction fees as a percentage of revenue increased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, primarily due to Associated Press royalties accrued in the third quarter of fiscal 2001 in connection with contract negotiations. Management expects gross margins from subscriptions, support and transaction fees to fluctuate somewhat from quarter to quarter based on the mix of products and services sold.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties, and software distribution costs. Cost of software licenses and renewals as a percentage of revenue varies significantly due to the variability of new software license revenues and relatively fixed cost of sales, which comprises primarily amortization of software costs. Cost of software licenses and renewals as a percentage of revenue decreased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, primarily due to the one time effect of successful renegotiation of contracts, assumed by the Company in the NDI acquisition, which waived accrued royalties, and to higher software license revenues in fiscal 2001, primarily as a result of the proportional recognition of software licenses sold in fiscal 2000. Management expects gross margins from software licenses and renewals to fluctuate significantly from quarter to quarter based on the number of licenses sold.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, because professional services revenue increased from the conversion of old "fixed bid" contracts to time and materials contracts without a corresponding increase in the cost needed to provide those services and a decrease in communication software customization which has a lower margin. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company's performance towards the estimate given to customers for customization projects.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.


                               OPERATING EXPENSES
                                 (IN THOUSANDS)


                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                               APRIL 30               PERCENT              APRIL 30              PERCENT
                                          2001          2000          CHANGE          2001          2000          CHANGE
                                        --------      --------                      --------      --------

Cost of products and services sold      $  1,377      $  1,732            (20%)     $  4,845      $  5,118             (5%)
Customer operations and support              423           515            (18%)        1,236         1,540            (20%)
Selling, general and administrative        2,407         1,957             23%         6,840         5,877             16%
Software development and support             987           761             30%         2,662         2,239             19%
                                        --------      --------                      --------      --------
                                           5,194         4,965              5%        15,583        14,774              5%
Depreciation and amortization                382           442            (14%)        1,152         1,298            (11%)
Less capitalized portion                    (588)         (569)             3%        (1,528)       (1,388)            10%
                                        --------      --------                      --------      --------
    Net operating expenses              $  4,988      $  4,838              3%      $ 15,207      $ 14,684              4%
                                        ========      ========                      ========      ========



Customer operations and support consists primarily of data center operations, software maintenance agreements for the Company's core network, catalog data maintenance and customer support costs. Customer operations and support costs decreased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, due to classifying direct labor costs, which were not tracked prior to the integration of the NDI acquisition, to direct cost of sales in the catalog production area of professional services.

The increase in selling, general and administrative expenses ("SG&A") for the three and nine month periods ended April 30, 2001, compared to the same periods last year, was primarily due to increased bonuses and commissions associated with the increased sales and to the addition of a senior level financial consultant. SG&A, as a percentage of revenue, decreased from 62% for the nine month period ended April 30, 2000 to 57% for the nine month period ended April 30, 2001. Management expects costs in SG&A to remain relatively flat for the remainder of fiscal 2001 due to cost containment efforts instituted by the Company.

The Company's technical staff (in-house and contracted) performs both software development and support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and support costs increased for the nine month period ended April 30, 2001, compared to the same period last year, primarily due to an increase in resources focused on development of Web-based communications and cataloging software. Management expects software development and support costs to remain relatively flat for the remainder of fiscal 2001 due to cost containment efforts instituted by the Company.

Depreciation and amortization expense decreased slightly for the three and nine month periods ended April 30, 2001, compared to the same periods last year. Management expects depreciation and amortization to remain relatively consistent for the remainder of fiscal 2001, providing there are no additional acquisitions.

Capitalized software development costs represented 57% of software development and support for the nine month period ended April 30, 2001, compared to 62% for the same period last year. Management expects capitalized software development to fluctuate from quarter to quarter depending on the deployment of the Company's resources between early stage research, software development available for capitalization, and customer customizations and support.

                                   OTHER ITEMS


Net loss decreased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, due to revenues increasing at a higher rate than costs. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue even if net cash provided by operations and used in investing activities is positive.

Cash paid for interest increased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, primarily due to increased utilization of the RFC Facility. Non-cash interest expense was incurred for the three and nine month periods ended April 30, 2001 as the Company accrued interest and amortized debt discount for the Debenture sold to Rose Glen in April 2000. Management expects cash paid for interest to decrease as the Company continues to pay off debt and non-cash interest expense to increase, compared to the prior year, as the Company accrues and amortizes non-cash interest expense associated with the Debenture. See "Liquidity and Capital Resources."





                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            APRIL 30           PERCENT           APRIL 30          PERCENT
                                                        2001        2000       CHANGE        2001        2000      CHANGE
                                                      --------    --------                 --------    --------
Net cash provided by (used in) operating activities
   before changes in working capital                  $   (119)   $   (461)         74%    $     61    $ (1,779)        103%
Net cash provided by (used in) investing activities       (579)       (552)         (5%)     (1,529)     (1,411)         (8%)
                                                      --------    --------                 --------    --------
   Subtotal                                               (698)     (1,013)         31%      (1,468)     (3,190)         54%
Effect of net changes in working capital                   343          43         698%       1,886       1,111          70%
                                                      --------    --------                 --------    --------
   Net cash provided by (used in) operating and
      investing activities                            $   (355)   $   (970)         63%    $    418    $ (2,079)        120%
                                                      ========    ========                 ========    ========


Net cash provided by operating activities before changes in working capital increased for the three and nine months ended April 30, 2001, compared to the same periods last year, due to revenues increasing at a higher rate than expenses. Net cash used in investing activities increased slightly for the three and nine months ended April 30, 2001, compared to the same periods last year, primarily due to increased costs attributable to the development of the Company's Web-based software. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects cash provided by operating activities to be positive for the fiscal year ended July 31, 2001, however, there can be no assurance that this result will be ultimately achieved.

The Company expects to continue to incur operating losses for the fiscal year ending July 31, 2001 due to non-cash expenses. Although there can be no assurance that profitability will be achieved thereafter, management expects to achieve full quarterly profitability before the end of fiscal 2003, provided there are no additional acquisitions.

At April 30, 2001, the Company had cash and cash equivalents of approximately $216,000 compared to approximately $563,000 at July 31, 2000.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.

                                  DEBT SCHEDULE
                                 (IN THOUSANDS)


                                                            APRIL 30            JULY 31
                                                              2001                2000                NET
                                                           (UNAUDITED)                              CHANGE
                                                            ----------         ----------         ----------
Debt to Shareholder:
   Current portion of notes payable                         $      333         $      361         $      (28)
   Long-term portion of notes payable                              139                389               (250)
   Debt discount (common stock warrants)                           (50)               (76)                26
                                                            ----------         ----------         ----------
      Total Debt to Shareholder                                    422                674               (252)
Subordinated Debenture:
   Long-term notes payable other                                 4,000              4,000                 --
   Debt discount (common stock warrants and options)            (1,569)            (2,158)               589
                                                            ----------         ----------         ----------
      Total Subordinated Debenture                               2,431              1,842                589
Other Debt:
   Current portion of notes payable other                          335                461               (126)
   Long-term notes payable other                                   102                326               (224)
                                                            ----------         ----------         ----------
      Total Other Debt
                                                                   437                787               (350)
                                                            ----------         ----------         ----------
Total Debt                                                  $    3,290         $    3,303         $      (13)
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

ARI has a $1.0 million line of credit with WITECH (the "WITECH Line") that has been in place since October 4, 1993. The WITECH Line expires on December 31, 2001. The WITECH Line bears interest at prime plus 2.0%. As of June 11, 2001 there was $250,000 outstanding under the WITECH Line and $444,000 outstanding under the WITECH term loan. In conjunction with obtaining the WITECH Line, since 1993, ARI has issued to WITECH 350 shares of its non-voting cumulative preferred stock and total warrants for the purchase of up to 280,000 shares of its common stock, including (i) warrants for the purchase of 250,000 shares at $2.125 per share and (ii) warrants for the purchase of 30,000 shares of its common stock at $4.00 per share. The exercise price under the warrants is reduced if ARI issues stock at less than the then current exercise price. WITECH also purchased 20,000 shares of non-voting cumulative preferred stock on July 15, 1997. Of the 280,000 warrants to purchase shares of Common Stock issued to WITECH; (i) warrants to purchase 175,000 shares of Common Stock at $2.125 expired on October 1, 2000;
(ii) warrants to purchase 75,000 shares of Common Stock at $2.125 expire on January 1, 2002; and (iii) warrants to purchase 30,000 shares of Common Stock at $4.000 expire on October 1, 2006.

The only financial covenant in the WITECH Credit Facility is that ARI must maintain a net worth (calculated in accordance with generally accepted accounting principles) of at least $5.3 million. ARI was not in compliance with the financial covenant in the Agreement on April 30, 2001 and is negotiating with WITECH to obtain a waiver. If the Company is unable to obtain a waiver, the Company would lose an essential source of liquidity.

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

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three years by paying: 3.0% of the Purchase Commitment during the first year; 2.0% of the Purchase Commitment during the second year; and 1.0% of the Purchase Commitment during the third year. The balance of the RFC Facility at June 11, 2001 was $556,000.

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

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
                                 (IN THOUSANDS)

                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                  APRIL 30              PERCENT              APRIL 30              PERCENT
                                             2001          2000         CHANGE          2001          2000         CHANGE
                                           --------      --------      --------       --------      --------      --------
Net loss                                   $ (1,502)     $ (1,843)           19%      $ (4,240)     $ (5,592)           24%
   Interest (cash)                              129           130            (1%)          420           408             3%
   Interest (non-cash)                          237            30           690%           713            30          2277%
   Amortization of software products            764           916           (17%)        2,436         2,491            (2%)
   Other depreciation and amortization          382           442           (14%)        1,152         1,298           (11%)
                                           --------      --------                     --------      --------
      Earnings before interest, taxes,
         depreciation and amortization     $     10      $   (325)          103%      $    481      $ (1,365)          135%
                                           ========      ========                     ========      ========



Earnings before interest, taxes, depreciation and amortization (EBITDA) increased for the three and nine month periods ended April 30, 2001, compared to the same periods last year, due primarily to the Company's improvement in earnings. Management expects EBITDA to continue to remain positive for the remainder of fiscal 2001, although there can be no assurance that this result will be ultimately achieved. As the Company continues its acquisition program, non-cash amortization of goodwill and other intangible assets from the Company's acquisitions may cause net losses to continue even if EBITDA is positive.

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

-----------------------------------------------------------------------------------------------------------------
ACQUISITION DATE            ACQUIRED COMPANY AND LOCATION                 DESCRIPTION OF ACQUIRED COMPANY
-----------------------------------------------------------------------------------------------------------------
November 4, 1996        cd\*.IMG, Inc. ("CDI")                     CDI developed the Plus1(R) electronic parts
                        New Berlin, WI                             catalog, which featured parts information
                                                                   from over 20 manufacturers in the outdoor
                                                                   power, marine, motorcycle and power
                                                                   sports industries.
-----------------------------------------------------------------------------------------------------------------
September 30, 1997     Empart Technologies, Inc. ("EMPART")        EMPART provided us with the
                       Foster City, CA                             EMPARTpublisher and EMPARTviewer software.
-----------------------------------------------------------------------------------------------------------------
September 15, 1998     POWERCOM-2000 ("POWERCOM"), a subsidiary    POWERCOM provided electronic catalog
                       of Briggs & Stratton Corporation            and communication services to a number
                       Colorado Springs, CO                        of manufacturers in North America,
                                                                   Europe, and Australia in the outdoor
                                                                   power, power tools, and sports industries.
-----------------------------------------------------------------------------------------------------------------
May 13, 1999           Network Dynamics Incorporated ("NDI")       NDI provided us with the PartSmart
                       Williamsburg, VA                            electronic catalog, which was used by
                                                                   over 10,000 dealers to view catalogs from
                                                                   50 different manufacturers in 6 sectors of
                                                                   the Equipment Industry.
-----------------------------------------------------------------------------------------------------------------


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


       ARI Network Services, Inc.
       (Registrant)


Date:  June 14, 2001                                /s/ Brian E. Dearing
                                                    ----------------------------
       Brian E. Dearing, Chairman of the Board