Form 10-K
period 2001-07-31
ARI NETWORK SERVICES INC /WI
filed 2001-11-13
CIK 879796

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                  FORM 10-K

                            ----------------------


(XX)                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                       for the fiscal year ended July 31, 2001
                                          or
(  )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

As of October 25, 2001, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ bulletin board) was approximately $1.7 million.

As of October 25, 2001, there were 6,184,281 shares of Common Stock of the registrant outstanding.



                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2001, for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

===============================================================================

ITEM 1.  BUSINESS


BUSINESS OVERVIEW

ARI Network Services, Inc. (the "Company" or "ARI") is a provider of technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. We focus our sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the "Equipment Industry"), providing direct sales and service in North America and operating through value-added sales and service agents elsewhere. Sales for these manufacturers are driven by their dealers' needs for parts for repair, warranty, and maintenance services. The Equipment Industry is made up of separate sub-markets in which the manufacturers often share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance, auto parts aftermarket and others. By "Equipment" we mean capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing 76% of fiscal 2001 revenue. We expect this percentage to continue to increase in fiscal 2002 and beyond.

Our products and services enable Equipment Industry manufacturers to automate business communications with their worldwide distributors, dealers, and service points. We supply three types of software and services: robust Web and CD-ROM electronic parts catalogs, transaction services and template-based website services. The electronic cataloging products and services enable partners in a service and distribution network to electronically look up technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers. The transaction services allow the manufacturers and their distribution and service partners to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries. The template-based website service makes it easy for a dealer to create a professional web presence and to optionally conduct electronic business with its customers. Our products and services use the Internet for data transport and a combination of the World-Wide Web and CD-ROM technology for user interfaces and data presentation.

Our sales and marketing activities are focused primarily on Equipment Industry manufacturers that sponsor our products and services to their dealers, distributors and/or service points. These manufacturers have the financial capability and business power to implement an automation strategy throughout their service and distribution networks. We believe that the implementation of our products can increase loyalty and productivity in the service and distribution network as well as end-customer satisfaction. In addition to software licenses and support services, a typical implementation for a given manufacturer will involve professional services for project management, software customization, and roll-out management. Once manufacturer sponsorship is obtained, we also develop a direct business relationship with the distributors, dealers, and service points for software and services.

An important aspect of our business is the relationships we have developed with over 100 dealer business management system providers through our COMPASS Partners(TM) program. A dealer business management system is used to manage inventory, maintain accounting records, bill customers and focus marketing efforts. Our software's ability to interface with these systems provides the end-user with a more robust, informative, and cost-effective solution.

Our customer base currently comprises approximately 100 manufacturers in 12 different sub-markets of the Equipment Industry, as well as over 20,000 dealers, distributors, and repair facilities in more than 50 countries. No single customer accounted for 10% or more of our revenues in fiscal 2001.

As part of our historical business practice, we continue to provide electronic directory and transaction services, to the U.S. and Canadian agribusiness industry, which accounted for 11% of our total revenue in fiscal 2001. During fiscal 2001, we provided electronic directory services to the U.S. and Canadian freight transportation industry and on-line information management services to the non-daily newspaper publishing industry, which accounted for 3% and 10%, respectively, of our total revenue in fiscal 2001. The contract with the freight transportation industry expired in December, 2000 and the contract with the non-daily newspaper publishing industry will expire in November, 2001.

Our executive offices are located at 330 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 and our telephone number at that location is (414) 278-7676. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com(TM), which is not part of this report.

MISSION AND STRATEGY

Our mission is to be the leading provider of technology-enabled business solutions for sales, services and product support in selected manufacturing industry segments with shared distribution channels and service networks. Our vision is that whenever a manufacturer in one of our target markets communicates or does business electronically with a distributor, dealer or service location, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets, and to be the leading provider of catalog products and services. After establishing a position in a market, we will then bring other products and services to bear in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality software and services that industry participants will adopt and use effectively.

Our strategy includes driving growth in our targeted markets through three distinct programs: (i) sales; (ii) strategic alliances; and (iii) acquisitions. Our external sales team focuses on large manufacturers and distributors in the targeted industry sectors, while internal telesales representatives sell to dealers and small to medium sized distributors. The alliance strategy includes three parts: (i) manufacturer sales parties; (ii) COMPASS partners; and (iii) non-US sales and service agents. We have a relationship with Click Commerce, under which they sell our web catalog products and services as part of their total product suite. We are actively cultivating relationships with other potential manufacturer sales partners. Through our COMPASS Partners program, we have a strategic alliance relationship with over 100 companies that provide complementary software and services to distributors and dealers in our targeted industries. Outside of North America, we sell to manufacturers directly, but use local agents to provide sales and support to dealers. We also have an active acquisition program that has generated four acquisitions in the last five years. We seek to acquire businesses with market positions in our targeted markets, additional products that we can provide to our customer base, and development talent to supplement our current staff.

Through our sales, alliance and acquisition programs, we expect to expand our business both by growing market share in our current Equipment sectors and by entering new sectors.

PRODUCTS AND SERVICES

We offer three basic kinds of services to our customers in the Equipment
Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment, (ii) electronic communications for exchanging documents such as purchase orders, invoices, and warranty claims and (iii) website services which allow a dealer to create a website using a series of templates. The following table shows the software products and services that we offer, a brief description of the products and the industries where they are currently in use.

------------------------------------------------------------------------------------------------------------------------
                                       ELECTRONIC CATALOG PRODUCTS AND SERVICES
------------------------------------------------------------------------------------------------------------------------
   PRODUCT OR SERVICE                           DESCRIPTION                              PRIMARY INDUSTRY/MARKET
------------------------------------------------------------------------------------------------------------------------
EMPARTweb(TM)              Web based electronic parts catalog based upon the       Equipment - outdoor power, auto
                           EMPART database technology                              parts after-market, marine and
                                                                                   motorcycle
------------------------------------------------------------------------------------------------------------------------
PartSmart(TM)              Electronic parts catalog for equipment dealers          Equipment - all sub-markets except
                                                                                   RV and manufactured housing
------------------------------------------------------------------------------------------------------------------------
EMPARTviewer(TM)           Electronic parts catalog viewing software               Equipment - RV and manufactured
                                                                                   housing only
------------------------------------------------------------------------------------------------------------------------
EMPARTpublisher(TM)        Electronic parts catalog creation software used to      Equipment - all sub-markets
                           produce catalogs for viewing on EMPARTweb, PartSmart,
                           and EMPARTviewer
------------------------------------------------------------------------------------------------------------------------
Electronic publishing      Project management, data conversion, editing,           Equipment - all sub-markets
services                   production, and distribution services for
                           manufacturers who wish to outsource catalog
                           production operations
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                    ELECTRONIC COMMUNICATIONS PRODUCTS AND SERVICES
------------------------------------------------------------------------------------------------------------------------
   PRODUCT OR SERVICE                           DESCRIPTION                              PRIMARY INDUSTRY/MARKET
------------------------------------------------------------------------------------------------------------------------
TradeRoute(R)Customized    Web-based e-Commerce forms to support transactions      Equipment - outdoor power
Web forms                  such as product ordering, warranty claims and other
                           business processes
------------------------------------------------------------------------------------------------------------------------
TradeRoute(R)              Document handling and communications for product        Equipment - all sub-markets
                           ordering, warranty claims and other business documents
------------------------------------------------------------------------------------------------------------------------
Professional services      Project management, software customization, roll-out    All Industries Equipment - all
                           management, and help desk support services              sub-markets
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                   WEBSITE SERVICES
------------------------------------------------------------------------------------------------------------------------
   PRODUCT OR SERVICE                    DESCRIPTION                           PRIMARY INDUSTRY/MARKET
------------------------------------------------------------------------------------------------------------------------
WebSite Smart(TM)          Template-based software to create              Equipment - outdoor power, power
                           customized dealer websites and conduct         sports
                           business electronically
------------------------------------------------------------------------------------------------------------------------

As part of our historical business practice, we continue to provide e-Commerce services to certain non-equipment industries, including the U.S. and Canadian agribusiness industry and the U.S. non-daily newspaper publishing industry. In these non-equipment industries, we provide electronic directory and transaction services as well as on-line information management services. In fiscal 2001, these products and services accounted for 21% of our total revenue and are expected to decline significantly in fiscal 2002.

ACQUISITIONS

Since December 1995, ARI has had a business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program's inception, more than 300 acquisition candidates have been evaluated, resulting in four completed acquisitions. The following table shows selected information regarding these acquisitions:

------------------------------------------------------------------------------------------------------------------------
Acquisition Date          Acquired Company and Location                   Description of Acquired Company
------------------------------------------------------------------------------------------------------------------------
November 4, 1996          cd\*.IMG, Inc. ("CDI")                          CDI developed the Plus1(R) electronic
                          New Berlin, WI                                  parts catalog which featured parts
                                                                          information from over 20
                                                                          manufacturers in the outdoor power,
                                                                          marine, motorcycle and power sports
                                                                          industries and was replaced with the
                                                                          Partsmart electronic catalog.
------------------------------------------------------------------------------------------------------------------------
September 30, 1997        Empart Technologies, Inc. ("EMPART")            EMPART provided us with the
                          Foster City, CA                                 EMPARTpublisher and EMPARTviewer
                                                                          software.
------------------------------------------------------------------------------------------------------------------------
September 15, 1998        POWERCOM-2000 ("POWERCOM"), a subsidiary of     POWERCOM provided electronic catalog
                          Briggs & Stratton Corporation outdoor power,    and communication services to a
                          power tools, and power Colorado Springs, CO     number of manufacturers in North
                                                                          America, Europe, and Australia in the
                                                                          sports industries.
------------------------------------------------------------------------------------------------------------------------
May 13, 1999              Network Dynamics Incorporated ("NDI")           NDI provided us with the PartSmart
                          Williamsburg, VA                                electronic catalog which was used by
                                                                          over 10,000 dealers to view catalogs
                                                                          from 50 different manufacturers in 6
                                                                          sectors of the Equipment Industry.
------------------------------------------------------------------------------------------------------------------------

COMPETITION

Competition for ARI's products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, our direct competitors include ProQuest, Enigma, and NetVendor Inc. which provide electronic catalog services in the motorcycle, marine, and auto markets, and a variety of small companies focused on specific industries. Many of these smaller companies may also represent acquisition targets for us. There are also other companies that provide catalog services such as Saqqara Systems, Inc. and Requisite Technology, Inc. that may in the future directly compete with us in our target markets. In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, Commerce One, and i2 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future. In the communications part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. There are also large, general market e-Commerce companies like SBC Technologies Inc. and Peregrine Systems, Inc., which offer products and services which could address some of our customers' needs. These general e-Commerce companies do not typically compete with us directly, but they could decide to do so in the future. These companies may also represent alliance partner opportunities for us. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called "net communities," such as Chemdex or VerticalNet, which could expand their offerings to target our served markets. Finally, given the high level of interest in Internet-related investment opportunities and the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.

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

EMPLOYEES

As of October 25, 2001, we had 101 full-time equivalent employees. Of these, 12 are engaged in maintaining or developing software and providing software customization services, 27 are in sales and marketing, 23 are engaged in catalog creation and maintenance or database management, 30 are involved in customer implementation and support and 9 are involved in administration and finance. None of these employees is represented by a union.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names of ARI's executive officers as of October 25, 2001. The officers serve at the discretion of the Board.

Name                            Age      Capacities in Which Serving
----                            ---      ---------------------------
Brian E. Dearing                 46      Chairman of the Board of Directors, CEO and President
Timothy Sherlock                 49      CFO, Secretary, Treasurer and Vice President of  Finance
John C. Bray                     44      Vice President of Sales
Michael E. McGurk                53      Vice President of Technology Operations
Frederic G. Tillman              39      Vice President of Technology Development

--------------------

BRIAN E. DEARING. Mr. Dearing, Chief Executive Officer and a director since 1995 and Chairman of the Board of Directors since 1997, is CEO and President. Prior to joining ARI, Mr. Dearing held a series of electronic commerce executive positions at Sterling Software, Inc. in the U.S. and in Europe. Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services from 1986. Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a BA in Political Science from Union College.

TIMOTHY SHERLOCK. Mr. Sherlock was appointed Chief Financial Officer, Secretary, Treasurer and Vice President of Finance in April, 2001. Prior to joining ARI, Mr. Sherlock was CFO and vice president of finance and administration for Catalyst International, Inc., a warehouse management software specialist. Before joining Catalyst in 1999, he held a series of progressively more responsible finance positions at Advantage Learning Systems, Inc. (ALS), a leading educational software firm based in Wisconsin Rapids, Wis. culminating in his appointment as vice president, secretary and CFO. His early career included a variety of financial management positions at Cray Research, Inc., Eagan, Minn., from 1983 to 1995. Mr. Sherlock, a Certified Public Accountant, received a BA in business administration from the College of St. Thomas, St. Paul, Minn.

JOHN C. BRAY. Mr. Bray was appointed Vice President of Sales in September 1996. Prior to joining ARI, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services (GEIS) in Rockville, Maryland. Before joining GEIS, Mr. Bray had a six year sales career at AT&T, culminating in his appointment as Regional Vice President of Sales for AT&T's EasyLink Services, marketing electronic commerce services. He holds a BA in marketing from the University of Iowa.

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

                                   PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ARI's common stock is currently quoted on the NASDAQ Over the Counter Bulletin Board ("OTCBB") under the symbol ARIS. Prior to July 7, 2001, ARI's common stock was quoted on the NASDAQ National Market System. The following table sets forth the high and low closing sales price for the periods indicated. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Fiscal Quarter Ended                         High           Low
October 31, 1999....................        $6.281         $3.500

January 31, 2000....................        $18.750        $3.250

April 30, 2000......................        $12.813        $3.500

July 31, 2000.......................        $6.063         $2.000

October 31, 2000....................        $2.594         $1.750

January 31, 2001....................        $2.250         $0.938

April 30, 2001......................        $1.625         $0.688

July 31, 2001.......................        $1.050         $0.220

As of October 25, 2001, there were approximately 228 holders of record of the Company's common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 2001, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. Audited Financial Statements and Notes as of July 31, 2001 and 2000 and for each of the three years in the period ended July 31, 2001, and the report of Ernst & Young LLP thereon are included elsewhere in this Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere herein.

                        STATEMENT OF OPERATIONS DATA:
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED JULY 31
                                                      ---------------------------------------------------------------
                                                         2001         2000          1999         1998         1997
                                                      ----------   ----------   -----------   ----------   ----------
Subscriptions, support and other services revenues    $   9,985    $   9,743    $    8,616    $   5,811    $   5,235
Software license and renewal revenues                     3,266        1,289         2,822        1,431          888
Professional services revenues                            2,526        2,272         1,450          722          790
                                                      ----------   ----------   -----------   ----------   ----------
    Total revenues                                       15,777       13,304        12,888        7,964        6,913
Operating expenses:
    Cost of subscriptions, support and other
    services sold                                         1,740        1,415         1,431        1,327        1,035
    Cost of software licenses and renewals sold (1)       3,137        3,614         2,543        1,333          940
    Cost of professional services sold                    1,359        1,965         1,234          407          484
    Depreciation and amortization (exclusive of
      amortization of software products included in
      cost of sales                                       1,517        1,778         1,773        1,021          950
    Customer operations and support                       1,597        2,048         1,017          708        1,004
    Selling, general and administrative                   8,790        8,214         6,995        4,586        4,819
    Software development and technical support            3,317        2,779         2,786        2,198        1,897
    Restructuring and other charges (2)                   7,766            -             -            -            -
                                                      ----------   ----------   -----------   ----------   ----------
       Operating expenses before amounts capitalized     29,223       21,813        17,779       11,580       11,129
    Less capitalized portion                            (1,972)      (1,729)       (1,802)      (1,546)      (1,155)
                                                      ----------   ----------   -----------   ----------   ----------
       Net operating expenses                            27,251       20,084        15,977       10,034        9,974
                                                      ----------   ----------   -----------   ----------   ----------
Operating loss                                         (11,474)      (6,780)       (3,089)      (2,070)      (3,061)
Other income (expense)                                  (1,551)        (822)         (326)         (70)        (214)
                                                      ----------   ----------   -----------   ----------   ----------
    Net loss                                          $(13,025)    $ (7,602)    $  (3,415)    $ (2,140)    $ (3,275)
                                                      ==========   ==========   ===========   ==========   ==========
Weighted average common shares outstanding                6,175        6,002         5,061        4,119        3,611
Basic and diluted net loss per share                  $  (2.11)    $  (1.27)    $   (0.67)    $  (0.52)    $  (0.91)


                                           SELECTED BALANCE SHEET DATA:
                                                  (IN THOUSANDS)

Working capital (deficit)                             $ (9,819)    $ (4,680)    $  (3,476)    $     762    $   (689)
Capitalized software development (net) (3)                3,961       11,901        14,052        9,122        8,957
Total assets                                              7,060       18,488        20,438       12,808       11,416
Current portion of long-term debt and capital
lease obligations                                         3,608          933           713           58           64
Total long-term debt and capital lease obligations          251        2,695         3,511        1,653            8
Total shareholders' equity (deficit)                    (5,850)        7,159         9,756        8,962        8,947


(1) Includes amortization of software products of $3,178, $3,224, $2,057, $1,121 and $772.

(2)  See note 4 to the financial statements.

(3) Fiscal 1999 includes a reclassification of $5,208 from goodwill as a result of the finalization of the purchase price allocation for the NDI acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   SUMMARY

Total revenue grew 19% during fiscal 2001 compared to fiscal 2000, while revenues in the Equipment Industry grew 42%. Total revenue growth was slightly less than the Company's target growth rate of between 20% and 30% due to the faster than expected decline in non-Equipment Industry revenue. Net loss increased in fiscal 2001, compared to fiscal 2000, due to the restructuring and other charges the Company incurred for employee termination costs, termination of operating lease agreements and to write off certain impaired assets related to its network platform and communications products. Operating loss before restructuring and other charges decreased in fiscal 2001, compared to fiscal 2000, primarily due to increased margins and decreased operating expense. As a result of cost reductions related to the Company's restructuring, management expects results to improve in fiscal 2002.

                                   REVENUES

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the Equipment Industry and all other industries. The Equipment Industry has been a growing percentage of our revenue over the past four years, representing approximately 76% of the Company's revenue in fiscal 2001.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's financial statements:

                                REVENUE BY INDUSTRY
                                   (IN THOUSANDS)

                                                    YEAR ENDED JULY 31
                         --------------------------------------------------------------------------
                                                   PERCENT                                 PERCENT
 INDUSTRY:                  2001        2000        CHANGE         2000         1999        CHANGE
                            ----        ----       -------         ----         ----       -------
 Equipment Industry
    Recurring               $ 8,696     $ 5,621        55%          $ 5,621     $ 3,243        73%
    Non-recurring             3,364       2,864        17%            2,864       4,157      (31%)
                         -----------  ----------                 -----------  ----------
    Subtotal                 12,060       8,485        42%            8,485       7,400        15%

 Other Revenues
    Recurring                 3,686       4,483      (18%)            4,483       4,841       (7%)
    Non-recurring                31         336      (91%)              336         647      (48%)
                         -----------  ----------                 -----------  ----------
    Subtotal                  3,717       4,819      (23%)            4,819       5,488      (12%)


 Total Revenue
    Recurring                12,382      10,104        23%           10,104       8,084        25%
    Non-recurring             3,395       3,200         6%            3,200       4,804      (33%)
                         -----------  ----------                 -----------  ----------
    Grand Total            $ 15,777    $ 13,304        19%         $ 13,304    $ 12,888         3%
                         ===========  ==========                 ===========  ==========

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Recurring revenues increased in fiscal 2001 and fiscal 2000, compared to the prior year, primarily due to increases in the Equipment Industry revenues. Recurring revenue, as a percentage of total revenue, increased from 63% in fiscal 1999 and 76% in fiscal 2000 to 78% in fiscal 2001 primarily due to increases in the customer base in the Equipment Industry. Management believes a ratio of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter or year to year.

Non-recurring revenues are derived from initial software licenses and professional service fees. Non-recurring revenues increased in fiscal 2001, compared to fiscal 2000, due to increased catalog license revenue in the Equipment Industry. Non-recurring revenues decreased in fiscal 2000, compared to fiscal 1999, as the Company experienced delays in the development of customized communications software and changed its recognition of software license and renewal revenue from up front upon sale to ratably over the twelve month period of the arrangement, beginning in fiscal 2000. Management believes that non-recurring revenues will increase during fiscal 2002.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance, auto parts aftermarket and others. Management's strategy is to expand the Company's electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add additional products and services in these markets and then expand to other similar markets in the future. Revenues from all of the Company's acquisitions are included in the Equipment Industry revenues. Recurring revenues in the Equipment Industry increased in fiscal 2001 and fiscal 2000, compared to the prior year, primarily due to an increase in the base of catalog customers. Non-recurring revenues in the Equipment Industry increased in fiscal 2001, compared to the prior year, due to increased software and professional services sold to new and existing manufacturer customers. Non-recurring revenues in the Equipment Industry decreased in fiscal 2000, compared to the prior year, primarily due to changing the recognition of software license and renewal revenue to be over a twelve month period and to delays in the delivery of the Company's customized communications software. Management expects recurring and non-recurring revenues in the Equipment Industry to increase at a higher percentage of total revenues in fiscal 2002, as management continues to focus attention and resources in this industry.

Non-Equipment Industry Business

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs industry and, for fiscal 2000 and part of fiscal 2001, the railroad industry, electronic communications services to the agricultural inputs industry, and the on-line provision of information for republication to the non-daily newspaper publishing industry. Both recurring and non-recurring revenues in this business have decreased from the prior year in fiscal 2001 and in fiscal 2000. Our five-year contract with the Association of American Railroads expired in December, 2000 and our five-year contract with the Associated Press, on which our business in the non-daily newspaper publishing industries depends, expires in November, 2001. Revenues from these contracts was approximately $2 million in fiscal 2001.

                              OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's financial statements:

                               OPERATING EXPENSES
                                 (IN THOUSANDS)

                                                                       YEAR ENDED JULY 31
                                              ----------------------------------------------------------------------
                                                                       PERCENT                              PERCENT
                                                 2001         2000      CHANGE        2000         1999      CHANGE
                                              ----------  -----------              ----------   ----------
Cost of products and services sold             $  6,236      $ 6,994    (11%)        $ 6,994      $ 5,208       34%
Customer operations and support                   1,597        2,048    (22%)          2,048        1,017      101%
Selling, general & administrative                 8,790        8,214       7%          8,214        6,995       17%
Software development and technical support        3,317        2,779      19%          2,779        2,786        0%
Depreciation and amortization (exclusive
of amortization of software products included
    in cost of products and services sold)        1,517        1,778    (15%)          1,778        1,773        0%
Restructuring and other charges                   7,766            -      n/a              -            -         -
                                              ----------  -----------              ----------   ----------
Less capitalized portion                        (1,972)      (1,729)      14%        (1,729)      (1,802)      (4%)
                                              ----------  -----------              ----------   ----------
 Net operating expenses                        $ 27,251     $ 20,084      36%       $ 20,084     $ 15,977       26%
                                              ==========  ===========              ==========   ==========


Net operating expenses increased in fiscal 2001, compared to the prior year, primarily due to restructuring and other charges and increased in fiscal 2000, compared to the prior year, primarily as a result of the NDI acquisition completed on May 13, 1999.

Cost of products and services sold consists primarily of amortization of software products, royalties, telecommunications, distribution costs, customization and catalog production labor and temporary help fees. Cost of products and services sold decreased in fiscal 2001, compared to the prior year, primarily due to a change in the mix of products and services sold. Cost of products and services sold increased in fiscal 2000, compared to the prior year, primarily as a result of increased revenues and a change in the mix of products and services sold. Cost of products and services sold as a percentage of total revenue decreased to 40% in fiscal 2001, from 53% in fiscal 2000, primarily due to decreased customization revenue and higher license and subscription revenues, which have higher margins. Cost of products and services sold as a percentage of total revenue increased to 53% in fiscal 2000, from 40% in fiscal 1999, primarily due to development cost overruns and increased amortization of software products. Cost of professional services as a percentage of professional services revenue was 54% in fiscal 2001, compared to 86% in fiscal 2000 and 85% in fiscal 1999. The decrease in fiscal 2001, compared to the prior two years, was primarily due to i) the completion of several major customization projects in the Equipment Industry which had costs in excess of the customer's expected cost to complete and were not invoiced to the customer and ii) an increase in data conversion revenue as the Company converted several NDI contracts from a fixed price to a time and materials price. Subscription, support and other services cost of sales as a percentage of subscription, support and other services revenue has remained relatively the same over the past three years: 17% in fiscal 2001, 15% in fiscal 2000 and 17% in fiscal 1999. Software license and renewal cost of sales as a percentage of software license and renewal revenue was 96% in fiscal 2001, compared to 280% in fiscal 2000 and 90% in fiscal 1999. The cost of software licenses and renewals as a percentage of software license and renewal revenue increased significantly in fiscal 2000, compared to fiscal 2001 and fiscal 1999, due to lower software license revenues with higher software product amortization costs, which are fixed, regardless of the level of sales. Management expects gross margins for total revenues to be approximately between 55% and 65% in fiscal 2002 and to fluctuate slightly from quarter to quarter based on the mix of products and services sold.

Customer operations and support costs consist primarily of data center operations, software maintenance agreements for the Company's core network, catalog data maintenance and customer support. Customer operations and support costs decreased in fiscal 2001, compared to the prior year, primarily due to cost reductions in catalog data maintenance and directory services. Customer operations and support costs increased significantly in fiscal 2000, compared to fiscal 1999, due to increased staffing in the catalog data maintenance area from the May 13, 1999 acquisition of NDI. Management expects these costs to decline as a percentage of revenue in the future.

Selling, general and administrative expenses ("SG&A") increased in fiscal 2001, compared to the prior year, primarily due to the hiring of additional upper level finance, sales and marketing personnel. SG&A increased in fiscal 2000, compared to fiscal 1999, due to additional costs absorbed in the NDI acquisition. SG&A, as a percentage of revenue, was 56% in fiscal 2001, 62% in fiscal 2000 and 54% in fiscal 1999. The increase in fiscal 2000 was primarily due to the lower than expected increase in revenue in fiscal 2000 as a result of the recognition of software licenses and renewals over a twelve month period and additional costs absorbed from the acquisition of NDI without a corresponding increase in revenue. Management expects SG&A to decline as a percentage of revenues in the future.

The Company's technical staff (in-house and contracted) is allocated between software development and technical support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses from quarter to quarter, as the mix of development and customization activities will change based on customer requirements. During fiscal 2001, our technical resources were focused primarily on a new release of TradeRoute(R), a major customization project of our Web-based catalog for a customer in the auto parts aftermarket industry and on-going catalog data updates. During fiscal 2000, our technical resources were focused primarily on customization projects for our TradeRoute(R) customers and development of Web-based communications and cataloging software. During fiscal 1999, our technical resources were focused primarily on the development of TradeRoute(R) and PLUS1(R). We expect our technical resources to continue to focus on software customization, catalog data updates and development of Web-based software in fiscal 2002, although the mix may fluctuate quarter to quarter based on customer requirements. We expect software customization and development expenses to decrease during fiscal 2002 due to the Company's restructuring to focus on our catalog products, which require less customization and development than our communication products.

Depreciation and amortization expenses decreased in fiscal 2001, compared to fiscal 2000 and fiscal 1999, primarily due to fully depreciated data processing equipment. As a percentage of total revenue, depreciation and amortization was 10% in fiscal 2001, 13% in fiscal 2000 and 14% in fiscal 1999. Management expects depreciation and amortization expenses to decrease in fiscal 2002 due to the write-off of impaired assets due to the restructuring of operations.

In the fourth quarter of fiscal 2001, management commenced a restructuring designed to refocus resources from the Company's communication products to the Company's core catalog products, which contribute greater cash margins, in order to reach sustainable cash generation and earnings. During the quarter ended July 31, 2001, the Company incurred non-cash impairment charges of $7,333,000 for the write-off of long-lived assets related to our network platform and communication software and $433,000 in accrued restructuring expense related to severance and future minimum lease payments. As of October 25, 2001, the Company had reduced its number of full-time equivalent employees to 101 from 137 prior to the restructuring and eliminated all but a few contract staff. The Company does not believe the reductions will have a material adverse effect on the Company's future competitiveness or operations and that the restructuring will position the Company to show a quarterly profit before the end of fiscal 2002, although there can be no assurance that this will occur.

Capitalized development costs represented 59% of software development and support expense in fiscal 2001, compared to 62% in fiscal 2000 and 65% in fiscal 1999. Capitalized expenses decreased in fiscal 2001, compared to fiscal 2000 and fiscal 1999, as a percentage of software development and technical support, due to the fact that the Company's development resources were focused on software customization projects and catalog data updates, both of which are expensed.


                                 OTHER ITEMS

Interest expense increased $794,000 in fiscal 2001 and $481,000 in fiscal 2000, compared to the prior year, due to the Debenture sold to Rose Glen (described below) and additional financing by the Company under its RFC facility (also described below). The Company expects interest expense to decrease slightly in fiscal 2002, as the Company pays down principal balances. See "Liquidity and Capital Resources".


Net loss increased $5,423,000 in fiscal 2001, compared to the prior year, primarily due to the write-off of impaired assets and the accrual of related expenses in the Company's restructuring. Net loss increased $4,187,000 in fiscal 2000, compared to the prior year, primarily due to lower than expected new sales, the change in revenue recognition to recognize software licenses and renewals over a twelve month period rather than up front, increased costs from delays in development and the increase in non-cash amortization expense resulting from the Company's acquisition of NDI.


                       LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's financial statements.

                             CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                                         YEAR ENDED JULY 31
                                                  -----------------------------------------------------------------
                                                                          PERCENT                           PERCENT
                                                    2001        2000       CHANGE      2000        1999     CHANGE
                                                  ----------  ----------             ----------  ----------
Net cash provided by (used in) operating
  activities before changes in working capital     $    401   $ (2,316)     117%     $ (2,316)   $     415    n/a
Net cash used in investing activities               (1,977)     (1,792)     (10%)      (1,792)     (1,815)      1%
                                                  ----------  ----------             ----------  ----------
   Subtotal                                         (1,576)     (4,108)      62%       (4,108)     (1,400)  (193%)
Effect of net changes in working capital              2,084       1,153      81%         1,153        (74)     n/a
                                                  ----------  ----------             ----------  ----------
   Net cash provided by (used) in operating and
     investing activities                          $    508   $ (2,955)     117%     $ (2,955)   $ (1,474)  (100%)
                                                  ==========  ==========             ==========  ==========



Net cash provided by (used in) operating activities before changes in working capital increased in fiscal 2001, compared to the prior year, due to increased revenues and tight cost controls. Net cash provided by (used in) operating activities before changes in working capital decreased in fiscal 2000, compared to the prior year, primarily due to lower than expected revenues, $1,256,000 of which was due to the adoption of SOP 98-9, and increased costs as a result of delays in development.

Net cash used in investing activities increased in fiscal 2001, compared to fiscal 2000 and fiscal 1999, due to increased costs attributable to the development of the Company's Web-based communications and catalog software and a new release of the Company's TradeRoute(R) software.

The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and may vary significantly from year to year. In fiscal 2001, cash provided by working capital was higher, compared to the prior year, primarily due to intensive collection efforts on past due accounts receivables and an increase in deferred revenue as sales increased. In fiscal 2000, cash provided by working capital was higher, compared to the prior year, primarily due to higher deferred revenue balances caused by the Company's change in revenue recognition policy. The Company expects that positive cash flow from operations will continue in the first quarter of fiscal 2002. The Company expects to fund research and development costs in fiscal 2002 with excess cash from operations and the proceeds of its current financing instruments described below.

At July 31, 2001, the Company had cash and cash equivalents of approximately $313,000 compared to approximately $563,000 at July 31, 2000.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's audited financial statements.
                                 DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                           JULY 31     JULY 31     NET
                                                             2001        2000     CHANGE
                                                         ----------- ----------- ---------
Debt to Shareholder:
   Current portion of line of credit                       $    200    $      -    $  200
   Current portion of notes payable                             333         361      (28)
   Long-term portion of notes payable                            56         389     (333)
   Debt discount (common stock warrants)                       (41)        (76)        35
                                                         ----------- ----------- ---------
      Total Debt to Shareholder                                 548         674     (126)
Subordinated Debenture:
   Notes payable, in default at July 31, 2001                 4,000       4,000         -
   Debt discount (common stock warrants and options)        (1,373)     (2,158)       785
                                                         ----------- ----------- ---------
      Total Subordinated Debenture                            2,627       1,842       785
Other Debt:
   Current portion of notes payable other                       275         461     (186)
   Long-term notes payable other (net of discount)               78         326     (248)
                                                         ----------- ----------- ---------
      Total Other Debt                                          353         787     (434)
                                                         ----------- ----------- ---------
Total Debt                                                 $  3,528    $  3,303    $  225
                                                         =========== =========== =========

On April 27, 2000, the Company issued and sold pursuant to a Securities Purchase Agreement, dated as of April 25, 2000, by and among the Company and RGC International Investors, LDC (the "Investor"), (i) a convertible subordinated debenture in the amount of $4,000,000 due on April 27, 2003 (the "Debenture"), and convertible into shares of the Company's common stock, (ii) warrants to purchase 600,000 shares of Common Stock (the "Warrants"), and
(iii) an investment option to purchase 800,000 shares of Common Stock (the "Investment Option"). The Investment Option expired on October 27, 2001 and the Warrants expire on April 27, 2005. The Debenture is convertible into Common Stock at $4 per share and the Warrants are exercisable at $6 per share. The Company is required to maintain listing of its common stock on the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange; failure to meet this requirement results in the Debenture becoming fully due at 130% of principal and accrued interest, as well as an increase in the interest rate from 7% to 17%. At any time after October 27, 2000, the Company can require the Investor to convert the amount owed under the Debenture into Common Stock at $4.00 per share provided that:
(i) the closing bid price of the Common Stock has been greater than $6.60 for twenty (20) consecutive trading days and (ii) the Company's resale registration statement has been effective for at least three (3) months. As long as $500,000 or more principal amount of the Debenture is outstanding, the Company agreed not to: (i) pay any dividends or make any other distribution on our common stock, other than stock dividends and stock splits; (ii) repurchase or redeem any shares of our capital stock, except in exchange for common stock or preferred stock; (iii) incur or assume any liability for borrowed money, except our existing debt, debt from a bona fide financial lending institution, indebtedness to trade creditors, borrowings used to repay the debenture, indebtedness assumed or incurred in connection with the acquisition of a business, product, license or other asset, refinancing of any of the above, and indebtedness that is subordinate to the debenture; (iv) sell or otherwise dispose of assets outside the normal course of business, except the sale of a business, product, license or other asset that our board of directors determines is in the best interests of us and our shareholders, and sales of assets with a value not exceeding $500,000 in any 12-month period following the issuance of the debenture; (v) lend money or make advances to any person not in the ordinary course of business, except loans to subsidiaries or joint ventures approved by a majority of our independent directors, guarantee another person's liabilities, except, among other things, guarantees made in connection with the acquisition of a business, product, license or other asset.

The Company is currently not in compliance with the Nasdaq National Market requirements including the dollar minimum bid price, the $5 million public float and $4 million net tangible asset test. The Company was delisted on July 7, 2001 from NASDAQ National Market System but is currently listed on the NASDAQ Bulletin Board Market. The delisting resulted in a default condition on the RGC debenture, which gives RGC the right to accelerate the Debenture, although they have not actually done so. The Company is currently negotiating a new debenture with RGC and has a signed term sheet. However, if the Company is unable to complete the negotiation of a new debenture or obtain waivers from the Investor, shareholders could be materially and adversely affected.

ARI has a line of credit with WITECH that has been in place since October 4, 1993 (the "WITECH Credit Facility"). On September 30, 1999, ARI and WITECH restructured the $3.0 million outstanding under the WITECH Credit Facility to provide for (i) a $1.0 million revolving line of credit (the "WITECH Line") which expires on December 31, 2001; (ii) a $1.0 million term loan (the "WITECH Term Loan") payable in equal monthly principal installments over three years, commencing November 1, 1999; and (iii) WITECH's purchase of $1.0 million of ARI's common stock at $5.125 per share. The WITECH Line bears interest at prime plus 3.25% and the WITECH Term Loan bears interest at prime plus 4.0%. The WITECH Line terminates on December 31, 2001. As of October 25, 2001 there was $132,000 outstanding under the WITECH Line and $333,000 was outstanding under the WITECH term loan.

The only financial covenant stipulated in the WITECH Credit Facility was that ARI maintained a net worth (calculated in accordance with generally accepted accounting principles) of at least $1 million. This net worth covenant was waived as of July 31, 2001 and for the fiscal year ended July 31, 2002.

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three-year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI was required to pay a Commitment Fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three-year term by paying 2.0% of the Purchase Commitment during the second year, and 1.0% of the Purchase Commitment during the third year. As of October 25, 2001, the balance of the RFC Facility was $710,000.

Management believes that funds generated from operations and the RFC Facility will be adequate to fund the Company's operations, investments and debt payments through fiscal 2002 if the Debenture is successfully renegotiated or the necessary waiver is obtained from RGC. If management is unable to renegotiate the Debenture or obtain the necessary waiver, the Company will remain in default and owe in excess of $5 million, which would have a material adverse effect on the Company. Management is working diligently to renegotiate the Debenture, but there can be no assurance that these efforts will be successful. Management has restructured the Company to reduce cash overhead by over $1.5 million in fiscal 2002. Management is also continually analyzing its anticipated cash flows under a variety of growth scenarios ranging from slight contraction to modest growth. Management believes that, provided the defaults can be amended, either (i) sufficient cash can be generated from the business to fund operations and a modest level of investment or (ii) that the cash profile of the business can be further restructured to be self-funding, although there can be no assurance that these efforts will be successful.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA decreased from negative $1,807,000 in fiscal 2000 to negative $6,743,000 in fiscal 2001 primarily due to restructuring and other charges, partially offset by increased revenues and cost controls over cash expenditures. EBITDA decreased from positive $727,000 in fiscal 1999 to negative $1,807,000 in fiscal 2000 primarily due to money spent to address the software development issues without corresponding revenue and to the change in revenue recognition. Management believes that EBITDA will be positive in fiscal 2002, although there can be no assurance that this will occur.

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

                          FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as "believes," "anticipates," "expects," and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company's annual report on Form 10-K for the year ended July 31, 2001, which is incorporated herein by reference.

                           QUARTERLY FINANCIAL DATA

The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2001, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows ( in thousands):

                                    1st                  2nd                   3rd                   4th
                           ---------------------------------------------------------------------------------------
                                 2001       2000       2001       2000      2001       2000       2001       2000
                           ---------------------------------------------------------------------------------------
Net revenues                   $4,142     $3,055     $4,086     $3,326    $3,876     $3,155     $3,673     $3,768
Gross profit                    2,300      1,461      2,460      1,534     2,499      1,423      2,282      1,892
Net loss                      (1,522)    (1,658)    (1,216)    (2,091)   (1,502)    (1,843)    (8,785)    (2,010)
Basic and diluted
   net loss per share         ($0.25)    ($0.29)    ($0.20)    ($0.35)   ($0.24)    ($0.30)    ($1.42)    ($0.33)


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ARI is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. ARI's only expenses subject to interest rate risk are (i) interest expense on the WITECH Line and the WITECH Term Loan and (ii) monthly program fees owed with respect to the RFC Facility. See "Liquidity and Capital Resources". The WITECH Line and Term Loan bear interest tied to prevailing market rates. The monthly program fees under the RFC Facility are also tied to prevailing market interest rates. An increase or decrease of one percent in the prime interest rate would affect ARI's net loss by approximately plus or minus $13,000, annualized, based on the outstanding balances under the WITECH and RFC Facilities at October 25, 2001. As a result, ARI believes that the market risk relating to interest rate movements is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARI's Financial Statements and related notes for the fiscal years ended July 31, 2001, 2000 and 1999 together with the report thereon of ARI's independent auditors, Ernst & Young LLP, are attached hereto as Exhibit A-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ARI

Information regarding the directors of ARI and compliance with Section 16(a) of the Exchange Act is included in ARI's definitive 2001 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information with respect to ARI's executive officers is shown at the end of
Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI's definitive 2001 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Executive Compensation" and "Election of Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of ARI's common stock is included in ARI's definitive 2001 Annual Meeting Proxy Statement and is incorporated herein by reference. See "Security Ownership of Certain Beneficial Owners".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to Certain Relationships and Related Transactions is included in ARI's definitive 2001 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Certain Transactions".


                                   PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K


(a)1.
FINANCIAL STATEMENTS

Report of independent auditors on Financial Statements and Financial Statement Schedule.

Balance sheets - July 31, 2001 and 2000.

Statements of operations for each of the three years in the period ended July 31, 2001.

Statements of shareholders' equity(deficit) for each of the three years in the period ended July 31, 2001.

Statements of cash flows for each of the three years in the period ended July 31, 2001.

Notes to financial statements - July 31, 2001.

The Financial Statements are located immediately following the signature pages.

(a)2.
FINANCIAL STATEMENT SCHEDULES

Schedule II
Valuation and qualifying accounts for the years ended July 31, 2001, 2000, and 1999.

The Financial Statement Schedule is located immediately following the Financial Statements. All other schedules to which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3.
EXHIBITS:

See (c) below.

(b)  REPORTS ON FORM 8-K:

On May 25, 2001 ARI filed a Form 8-K (dated July 31, 2000) with respect to
Item 7 of Form 8-K.

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

10.3*         2000 Stock Option Plan, incorporated herein by reference to
              Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000.

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

10.22         Amendment No. 16 to Loan Agreement dated December 21, 1999 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended January 31, 2000.

10.23         Amendment No. 17 to Loan Agreement dated July 9, 2001 between the Company and WITECH Corporation.

10.24         Amendment No. 18 to Loan Agreement dated October 22, 2001 between the Company and WITECH Corporation.

10.25         Receivables Sales Agreement, dated September 28, 1999, between the Company and RFC Capital Corporation, incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K for the fiscal year ended
              July 31, 1999.

10.26*        Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray,
              Michael E. McGurk, Frederic G. Tillman and Timothy Sherlock, incorporated herein by reference to
              Exhibit 10.25 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.27*        Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.26 of the Company's Form
              10-K for the fiscal year ended July 31, 1999.

10.28*        Deferred Bonus Plan, incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.29         Preferred Stock Purchase Agreement dated July 15, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-2
              (Reg. No. 333-31295) filed on July 15, 1997.

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

23.1          Consent of Ernst & Young LLP.
24.1          Powers of Attorney appear on the signature page hereof.
99.1          Forward-Looking Statements Disclosure.

* Management Contract or Compensatory Plan.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 13th day of November, 2001.

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

         SIGNATURE                                           TITLE                    DATE

/s/ Brian E. Dearing                Chairman, President, CEO & Director         November 13, 2001
------------------------------      (Principal Executive Officer)
Brian E. Dearing

/s/ Timothy Sherlock                Chief Financial Officer, Secretary,         November 13, 2001
-------------------------------     Treasurer & VP of Finance
Timothy Sherlock

/s/ Gordon J. Bridge                Director                                    November 13, 2001
------------------------------
Gordon J. Bridge

/s/ Ted C. Feierstein               Director                                    November 13, 2001
------------------------------
Ted C. Feierstein

/s/ D. Bruce Merrifield, Jr.        Director                                    November 13, 2001
----------------------------
D. Bruce Merrifield, Jr.

/s/ Richard W. Weening              Director                                    November 13, 2001
---------------------------
Richard W. Weening

FINANCIAL STATEMENTS

ARI Network Services, Inc.
Years ended July 31, 2001, 2000 and 1999

                          ARI Network Services, Inc.

                             Financial Statements


                   Years ended July 31, 2001, 2000 and 1999



                                   CONTENTS
Report of Independent Auditors........................................1

Financial Statements

Balance Sheets........................................................3
Statements of Operations..............................................5
Statements of Shareholders' Equity (Deficit)..........................6
Statements of Cash Flows..............................................8
Notes to Financial Statements........................................10

              Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses, has a working capital deficiency and has a shareholders' deficit. In addition, the Company has not complied with certain covenants of its loan agreement and does not have long-term credit availability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Milwaukee, Wisconsin
September 28, 2001, except for
  Note 5, as to which the date is
  October 22, 2001

                          ARI Network Services, Inc.

                                Balance Sheets
                (Dollars in Thousands, Except Per Share Data)


                                                                                       JULY 31
                                                                                2001             2000
                                                                          ----------------------------------
ASSETS
Current assets:
   Cash                                                                        $    313        $     563
   Trade receivables, less allowance for doubtful accounts of
     $757 in 2001 and $697 in 2000                                                2,084            3,282
   Prepaid expenses and other                                                       140              109
                                                                          ----------------------------------
Total current assets                                                              2,537            3,954


Equipment and leasehold improvements:
   Computer equipment                                                             4,394            4,389
   Leasehold improvements                                                           239              239
   Furniture and equipment                                                        1,000              846
                                                                          ----------------------------------
                                                                                  5,633            5,474
   Less accumulated depreciation and amortization                                 5,293            5,038
                                                                          ----------------------------------
Net equipment and leasehold improvements                                            340              436


Goodwill, less accumulated amortization of $54 in 2001 and $1,413
   in 2000                                                                           15            1,876

Deferred financing costs, less accumulated amortization of $203
   in 2001 and $59 in 2000                                                          207              321


Capitalized software development:
   Network platform                                                                   -           11,467
   Software products                                                             23,533           29,317
                                                                          ----------------------------------
                                                                                 23,533           40,784
   Less accumulated amortization                                                 19,572           28,883
                                                                          ----------------------------------
                                                                                  3,961           11,901
                                                                          ----------------------------------
                                                                               $  7,060          $18,488
                                                                          ==================================

                                                                                        JULY 31
                                                                                 2001             2000
                                                                          ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit payable to shareholder                                     $      200         $      -
   Current portion of note payable to shareholder                                   333              361
   Current portion of notes payable, including $2,627 of
     long-term debt in default at July 31, 2001                                   2,902              461
   Accounts payable                                                                 951              836
   Deferred revenue                                                               4,811            4,373
   Accrued payroll and related liabilities                                        1,487            1,182
   Other accrued liabilities                                                      1,499            1,310
   Current portion of capital lease obligations                                     173              111
                                                                          ----------------------------------
Total current liabilities                                                        12,356            8,634

Note payable to shareholder                                                          15              313
Notes payable                                                                        78            2,168
Accrued restructuring costs                                                         303                -
Capital lease obligations                                                           158              214
                                                                          ----------------------------------
Total noncurrent liabilities                                                        554            2,695

Commitments and contingencies (Notes 7 and 12)

Shareholders' equity (deficit):
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares
     authorized; 20,350 shares issued and outstanding                                 -                -
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,184,281 and 6,168,270 shares issued and outstanding in 2001 and
     2000, respectively                                                               6                6
   Common stock warrants and options                                              2,459            2,459
   Additional paid-in capital                                                    91,797           91,781
   Accumulated deficit                                                         (100,112)         (87,087)
                                                                          ----------------------------------
Total shareholders' equity (deficit)                                             (5,850)           7,159
                                                                          ----------------------------------
                                                                             $    7,060         $ 18,488
                                                                          ==================================

See accompanying notes.

                          ARI Network Services, Inc.

                           Statements of Operations
                (Dollars in Thousands, Except Per Share Data)


                                                                       YEAR ENDED JULY 31
                                                             2001              2000              1999
                                                      -----------------------------------------------------
Net revenues:
   Subscriptions, support and other services fees         $   9,985        $    9,743        $    8,616
   Software licenses and renewals                             3,266             1,289             2,822
   Professional services                                      2,526             2,272             1,450
                                                      -----------------------------------------------------
                                                             15,777            13,304            12,888
Operating expenses:
   Cost of products and services sold:
     Subscriptions, support and other
       services fees                                          1,740             1,415             1,431
     Software licenses and renewals                           3,137             3,614             2,543
     Professional services                                    1,359             1,965             1,234
                                                      -----------------------------------------------------
                                                              6,236             6,994             5,208

Depreciation and amortization (exclusive of
     amortization of software products included in
     cost of products and services sold)                      1,517             1,778             1,773
   Customer operations and support                            1,597             2,048             1,017
   Selling, general and administrative                        8,790             8,214             6,995
   Software development and technical support                 3,317             2,779             2,786
   Restructuring and other charges                            7,766                 -                 -
                                                      -----------------------------------------------------
Operating expenses before amounts capitalized
                                                             29,223            21,813            17,779
   Less capitalized portion                                  (1,972)           (1,729)           (1,802)
                                                      -----------------------------------------------------
Net operating expenses                                       27,251            20,084            15,977
                                                      -----------------------------------------------------

Operating loss                                              (11,474)           (6,780)           (3,089)
Other income (expense):
   Interest expense                                          (1,587)             (793)             (312)
   Other, net                                                    36               (29)              (14)
                                                      -----------------------------------------------------
                                                             (1,551)             (822)             (326)
                                                      -----------------------------------------------------
Net loss                                                  $ (13,025)       $   (7,602)       $   (3,415)
                                                      =====================================================

Basic and diluted net loss per share                      $   (2.11)       $    (1.27)       $     (.67)
                                                      =====================================================

See accompanying notes.

                          ARI Network Services, Inc.

                 Statements of Shareholders' Equity (Deficit)
                            (Dollars in Thousands)


                                                                             Number of Shares Issued and
                                                                                     Outstanding
                                                                              Preferred         Common
                                                                                Stock            Stock
                                                                           ---------------------------------
Balance July 31, 1998                                                             20,000        4,247,460
   Issuance of preferred stock                                                       350                -
   Issuance of common stock in connection with acquisitions                            -          840,000
   Issuance of common stock under stock purchase plan and from exercise of
     stock options                                                                     -            9,972
   Net loss                                                                            -                -
                                                                           ---------------------------------
Balance July 31, 1999                                                             20,350        5,097,432
   Issuance of common stock in connection with acquisitions                            -          550,019
   Issuance of common stock as payment on line of credit                               -          195,122
   Issuance of common stock for professional services received                         -           58,270
   Issuance of common stock under stock purchase plan and from exercise
     of stock options                                                                  -          267,427
   Issuance of common stock warrants and options in connection with notes
     payable                                                                           -                -
   Net loss                                                                            -                -
                                                                           ---------------------------------
Balance July 31, 2000                                                             20,350        6,168,270
   Issuance of common stock under stock purchase plan                                  -           16,011
   Stock compensation expense                                                          -                -
   Net loss                                                                            -                -
                                                                           ---------------------------------
Balance July 31, 2001                                                             20,350        6,184,281
                                                                           =================================


   Common Stock to be Issued            Par Value               Common
----------------------------------------------------------      Stock         Additional
    Number of                    Preferred      Common         Warrants        Paid-in        Accumulated
     Shares         Amount         Stock         Stock       and Options       Capital          Deficit
-------------------------------------------------------------------------------------------------------------
          -       $     -        $  -             $4            $    -          $85,028        $(76,070)
          -             -           -              -                 -                -               -
    550,019         2,406           -              1                 -            1,784               -

          -             -           -              -                                 18               -
          -             -           -              -                 -                -          (3,415)
-------------------------------------------------------------------------------------------------------------
    550,019         2,406           -              5                 -           86,830         (79,485)
   (550,019)       (2,406)          -              1                 -            2,405               -

          -             -           -              -                 -            1,000               -

          -             -           -              -                 -              211               -
          -             -           -              -                 -            1,335               -

          -             -           -              -             2,459                -               -
          -             -           -              -                 -                -          (7,602)
-------------------------------------------------------------------------------------------------------------
          -             -           -              6             2,459           91,781         (87,087)
          -             -           -              -                 -               14               -
          -             -           -              -                 -                2               -
          -             -           -              -                 -                -         (13,025)
-------------------------------------------------------------------------------------------------------------
          -       $     -        $  -             $6            $2,459          $91,797       $(100,112)
=============================================================================================================


See accompanying notes.

                          ARI Network Services, Inc.

                           Statements of Cash Flows
                                (In Thousands)



                                                                                  YEAR ENDED JULY 31
                                                                        2001             2000              1999
                                                                  -----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $(13,025)          $(7,602)         $(3,415)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Amortization of network platform                                       604               656              695
     Amortization of software products                                    3,178             3,224            2,057
     Amortization of goodwill                                               658               658              584
     Amortization of debt discount and deferred financing fees              963               284                -
     Depreciation and other amortization                                    255               464              494
     Restructuring and other charges                                      7,766                 -                -
     Stock compensation expense                                               2                 -                -
     Net change in receivables, prepaid expenses and other
       current assets                                                     1,167               (90)             431
     Net change in accounts payable, deferred revenue and
       accrued liabilities                                                  917             1,243             (505)
                                                                  -----------------------------------------------------
Net cash provided by (used in) operating activities                       2,485            (1,163)             341

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                             (5)              (63)             (56)
Cash received in acquisitions                                                 -                 -               43
Software product costs capitalized                                       (1,972)           (1,729)          (1,802)
                                                                  -----------------------------------------------------
Net cash used in investing activities                                    (1,977)           (1,792)          (1,815)

FINANCING ACTIVITIES
Borrowings (repayments) under line of credit                                200            (1,000)           1,380
Borrowings under notes payable                                                -             4,000               80
Payments of capital lease obligations and notes payable                    (942)             (690)             (71)
Debt issuance costs incurred                                                (30)             (254)               -
Proceeds from issuance of common stock                                       14             1,335               18
                                                                  -----------------------------------------------------
Net cash provided by (used in) financing activities                        (758)            3,391            1,407
                                                                  -----------------------------------------------------
Net increase (decrease) in cash                                            (250)              436              (67)
Cash at beginning of year                                                   563               127              194
                                                                  -----------------------------------------------------
Cash at end of year                                                    $    313          $    563          $   127
                                                                  =====================================================
Cash paid for interest                                                 $    532          $    437          $   310
                                                                  =====================================================

See accompanying notes.

                          ARI Network Services, Inc.

                                (In Thousands)


                                                                                 YEAR ENDED JULY 31
                                                                        2001             2000              1999
                                                                  -----------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for -
    Computer equipment                                                $     154      $        328         $      -
Issuance of common stock for acquisitions                                     -                 -            4,191
Issuance of common stock as payment on line of credit                         -             1,000                -
Conversion of line of credit to notes payable to shareholder                  -             1,000                -
Issuance of common stock warrants and options                                 -             2,459                -
Issuance of common stock for professional services:
   Computer equipment                                                         -                85                -
   Deferred financing costs                                                   -               126                -

See accompanying notes.

                          ARI Network Services, Inc.

                        Notes to Financial Statements

                                July 31, 2001


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

ARI Network Services, Inc. (the Company) operates in one business segment and provides technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. Disaggregated operating expense information is not provided to the chief operating decision maker of the Company. The Company focuses on the U.S., Canadian, European and Australian manufactured equipment industry. The Company provides both electronic catalog and transaction services, enabling partners in a service and distribution network to electronically look up parts, service bulletins and other technical reference information, and to exchange electronic business documents such as purchase orders, invoices, warranty claims and status inquiries. The Company's customers are located primarily in the United States, Europe and Canada. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred. Transaction gains and losses were insignificant in each of the periods reported.

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

USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and under accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

                                                                 Years
                                                               ---------
       Computer equipment                                       2 - 7
       Leasehold improvements                                     10
       Furniture and equipment                                  2 - 5

                          ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE DEVELOPMENT

The Company developed a basic network and telecommunications platform which has been the foundation of its network. The platform can be used on different hardware and has not been subject to the frequency of technological changes that sometimes occur with hardware or software products.

The Company also develops and purchases software products for personal computers and mainframes which, when utilized with the platform, give rise to the Company's products and services tailored to its targeted industries.

Certain software development costs and network construction and expansion costs are capitalized when incurred. Capitalization of these costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of software and network system costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Note 4 further describes certain capitalized software development costs written down to net realizable value based upon the Company's future plans.

The annual amortization of the platform and the software products is the greater of the amount computed using: (a) the ratio that current gross revenues for the network or a software product bear to the total of current and anticipated future gross revenues for the network or a software product, or (b) the straight-line method over the estimated economic life of the product (20 years - platform, 3 years - software products). Amortization starts when the product is available for general release to customers.

All other software development and support expenditures are charged to expense in the period incurred.

GOODWILL

Goodwill, representing the excess of cost over net assets of businesses acquired, is stated at cost and is amortized on a straight-line basis over five years. Note 4 further describes certain goodwill costs written down to net realizable value based upon the Company's future plans.

                          ARI Network Services, Inc.

IMPAIRMENT OF LONG-LIVED ASSETS

Equipment and leasehold improvements, capitalized software development costs and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2001 and 2000, and the impact on the Company's results of operations for the year ended July 31, 2001, is described in Note 4.

DEFERRED FINANCING COSTS

Costs incurred to obtain long-term financing are amortized using the interest method over the term of the related debt.

CAPITALIZED INTEREST COSTS

In 2001, 2000 and 1999, interest costs of $180,000, $76,000 and $56,000, respectively, were capitalized and included in the capitalized software development costs.

OTHER ACCRUED LIABILITIES

Other accrued liabilities include accrued royalties of $574,000 and $486,000 at July 31, 2001 and 2000, respectively.

COMPREHENSIVE INCOME

Net loss for 2001, 2000 and 1999 is the same as comprehensive income defined pursuant to Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."

                          ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

The basic and diluted weighted-average shares used in the net loss per share calculation are 6,175,000, 6,002,000 and 5,061,000, respectively, in 2001,
2000 and 1999. Basic and diluted net loss per share is the same for all periods as the impact of all dilutive securities is antidilutive.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which was effective for the Company beginning August 1, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have any impact on the Company's financial statements.

The Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," in July 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether individually acquired or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt and SFAS No. 142 on a prospective basis as of August 1, 2002. As of July 31, 2001, the Company had $15,000 of goodwill; accordingly, the adoption of SFAS No. 142 is not expected to have a significant impact on its financial statements.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," has been applied prospectively for transfers of financial assets occurring after April 1, 2001. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As a result of this statement, the Company has changed the recognition of transactions discussed in Note 6 from a sale to a secured borrowing to comply with SFAS No. 140.

                          ARI Network Services, Inc.

2. ACQUISITIONS

The Company has accounted for its acquisitions using the purchase method of accounting, and accordingly, the purchase price was allocated to assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The financial statements include the operating results of the acquisitions from their respective dates of acquisition.

On May 13, 1999, the Company acquired the assets of Network Dynamics, Inc.
(NDI). On this date, NDI was merged with and into the Company and the separate corporate existence of NDI ceased. Common stock to be paid as consideration to the former shareholders of NDI was held in escrow until the Total NDI Value, as defined, was determined in August 1999 upon completion of an audit of the balance sheet as of May 13, 1999. Aggregate consideration for the acquisition consisted of 550,019 shares of the Company's common stock, which were issued in September 1999, and the assumption of certain liabilities totaling $3,623,000. The purchase price in excess of net tangible assets acquired was recorded as goodwill until a final valuation by an independent appraisal firm to allocate the purchase price was completed in December 1999. The Company then allocated the purchase price in excess of net tangible assets acquired to software products.

3. LIQUIDITY AND MANAGEMENT'S PLAN

As further discussed in Note 6, the Company is not in compliance with certain covenants of its subordinated debenture agreement. Management is currently negotiating with the subordinated debenture holder to reset the covenants and payment terms or obtain a waiver. In addition, under the Company's credit agreement with a shareholder (see Note 5), the Company does not have long-term credit availability.

The Company has implemented a series of reductions in its work force and plans to implement other strategies to reduce its cash expenditures, as further described in Notes 4 and 13.

Management believes the cash flows from the Company's operations in fiscal 2002 will fund its operations and that other strategic or financing options will provide the Company with the ability to meet its cash flow obligations. Accordingly, the financial statements have been prepared on the basis of a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

                          ARI Network Services, Inc.

4. RESTRUCTURING AND OTHER CHARGES

In July 2001, the Board of Directors authorized management to restructure the Company and discontinue certain noncatalog software products and related services. Revenue generated from noncatalog product lines was approximately $5.3 million in 2001. The Company plans to sell or transition these product lines to other service providers during fiscal 2002. The Company's actions resulted in a work force reduction of approximately 15%, mainly consisting of software development and support personnel. The Company communicated all severance benefits to the 18 affected employees before July 31, 2001.

Additionally, an impairment charge of $7,333,000 was recorded in July 2001 related to long-lived assets for the noncatalog product lines. The Company estimated undiscounted cash flows expected over the remaining amortization period of the long-lived assets. Immediately before recording the impairment charge, the carrying value of goodwill and capitalized software development costs related to discontinued product lines was $1,203,000 and $6,130,000, respectively. The discontinued product lines are expected to generate minimal or negative cash flows (including any estimated sales proceeds) through their expected date of discontinuance, and accordingly, the Company has recorded an impairment charge to write off the carrying value of the assets.

The restructuring and impairment charges were determined based upon formal plans approved by the Company's Board of Directors in July 2001. An additional restructuring charge will be recognized in fiscal 2002 as described in Note
13. It is possible that further restructuring charges will be recognized in fiscal 2002 as more information becomes available. Actual proceeds from the sale of any discontinued product line could differ significantly from amounts estimated in the Company's impairment analysis.

Restructuring and other charges recorded in the statement of operations during the fourth quarter of fiscal 2001 are as follows (in thousands):

                Employee termination costs                        $   130
                Noncancellable operating agreements                   303
                Asset impairment charges                            7,333
                                                               -------------
                                                                  $ 7,766
                                                               =============

At July 31, 2001, no payments had been made for any of the restructuring costs. Other accrued liabilities and noncurrent liabilities include restructuring accruals of $130,000 and $303,000, respectively, at July 31, 2001.

                          ARI Network Services, Inc.

5. LINE OF CREDIT AND NOTE PAYABLE TO SHAREHOLDER

At July 31, 1999, the Company had a $3,000,000 revolving line-of-credit agreement with a shareholder that was to expire on December 31, 2001. On September 30, 1999, the Company and the shareholder restructured and amended the line-of-credit agreement in order to reduce the line of credit from $3,000,000 to $1,000,000, establish a $1,000,000 term loan payable and convert $1,000,000 of the line of credit into 195,122 shares of common stock.

On October 22, 2001, the Company and the shareholder amended the agreement to waive the restrictive covenant requiring maintenance of a minimum level of net worth at July 31, 2001 and through July 31, 2002, and to increase the interest rates on borrowings.

The term loan is payable in equal monthly installments over three years commencing November 1, 1999, and bears interest at prime (6.75% at July 31, 2001) plus 3.25% (amended to prime plus 4% effective October 22, 2001). The line of credit expires December 31, 2001. The Company is required to pay a fee of .025% per month on the unused portion of the line of credit. Borrowings under the line of credit bear interest at prime plus 2.25% (amended to prime plus 3.25% effective October 22, 2001). Under the line of credit, $200,000 is outstanding at July 31, 2001.

In connection with the amendment in September 1999, the Company issued a warrant to purchase 30,000 shares of the Company's common stock at $4 per share. These warrants are exercisable at any time through September 2006 and were initially valued at $105,000 for financial statement purposes. The value allocated to the warrants, which reduced the carrying value of the debt, was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected common stock market price volatility factor of
 .72 and an expected life of the warrants of six years. The debt discount is being amortized straight-line over the three-year term of the debt. The unamortized balance of the debt discount at July 31, 2001, was $41,000. The entire agreement is secured by substantially all assets of the Company other than accounts receivable securitized under the receivable sale agreement described in Note 6.

                          ARI Network Services, Inc.

5. LINE OF CREDIT AND NOTE PAYABLE TO SHAREHOLDER (CONTINUED)

In connection with the origination of the line-of-credit agreement and various extensions of the agreement, in addition to the warrants discussed above, the Company has issued the shareholder warrants for the purchase of up to 75,000 shares of its common stock at $2.125 per share. These warrants expire on December 31, 2001. The agreement contains various restrictive covenants including maintenance of a minimum level of net worth and restrictions on additional indebtedness.

6. NOTES PAYABLE

Notes payable consist of the following at July 31 (in thousands):

                                                                                 2001             2000
                                                                          ----------------------------------
Term loan                                                                     $     172          $    266
Note payable to bank                                                                167               479
Convertible subordinated debenture, in default at July 31, 2001                   4,000             4,000
Less debt discount for convertible subordinated debenture                        (1,373)           (2,158)
Other                                                                                14                42
                                                                          ----------------------------------
                                                                                  2,980             2,629
Less current maturities                                                           2,902               461
                                                                          ----------------------------------
                                                                              $      78          $  2,168
                                                                          ==================================

On April 27, 2000, the Company issued RGC International Investors, LDC (RGC):
(i) a convertible subordinated debenture (the Debenture) for $4,000,000, (ii) warrants to purchase 600,000 shares of common stock at $6 per share (the Warrants), and (iii) an investment option to purchase 800,000 shares of common stock at $6 per share (the Investment Option). The Investment Option expires on October 27, 2001, and the Warrants expire on April 27, 2005. The value allocated to the Warrants and Investment Option, which reduced the carrying value of the debt, were measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected common stock market price volatility factor of .80, an expected life of the Investment Option of eighteen months and an expected life of the Warrants of five years. A debt discount was recorded for the fair

                          ARI Network Services, Inc.

value of the Warrants and Investment Option of $2,354,000. The Debenture bears interest at 7% and is convertible into common stock at $4 per share. The Company can require RGC to convert the amount owed under the Debenture into common stock at $4 per share provided that the closing bid price of the Company's common stock has been greater than $6.60 for 20 consecutive trading days.

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

The terms of the Debenture require the Company to maintain the listing of its common stock on Nasdaq, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange. The Company is in violation of this covenant and has not obtained a waiver for the covenant violation. The covenant violation allows RGC to accelerate principal repayment and accordingly, the outstanding amount is due and payable and has been classified as current in the accompanying balance sheet. In addition, due to the default, RGC can demand 130% of the outstanding principal and accrued interest balances as well as an increase in the stated interest rate from 7% to 17%. The Company received forbearance from RGC through August 10, 2001, related to the events of default.

The term loan requires monthly principal and interest payments of approximately $8,000 through May 2003. The note payable to bank bears interest at 9.75%, which is payable monthly through December 2001.

                          ARI Network Services, Inc.

On September 28, 1999, the Company commenced funding under a Receivable Sale Agreement (the RFC Agreement) with RFC Capital Corporation (RFC) pursuant to which RFC has agreed to loan amounts to the Company based on a security interest in certain receivables generated by the Company in the ordinary course of the Company's business. The RFC Agreement allows for RFC to loan up to $3,000,000 of the Company's eligible receivables. Under the Agreement, RFC loans 90% of the eligible receivables from the Company from time to time upon presentation thereof for a value equal to approximately the net value of such receivables. Net value is designed to yield RFC an effective rate of 11.5% plus allow RFC to retain a holdback of 5% in the face amount of the receivables, net of collections, against future collection risk. To comply with SFAS No. 140, the Company has changed the recognition of these transactions from a sale to secured borrowing.

At July 31, 2001, a secured borrowing of $469,000 is included in accounts payable. For the years ended July 31, 2001 and 2000, the Company incurred $98,000 and $71,000, respectively, of financing expense relating to this agreement.

Under the RFC Agreement, the Company performs certain servicing, administrative and collection functions with respect to the secured receivables. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's U.S. receivables not sold to RFC and the Company's customer base, excluding non-U.S. customers, relating to the generation of such accounts receivable.

7. CAPITAL AND OPERATING LEASES

The Company leases office space under operating lease arrangements expiring in 2002 through 2007. The Company is generally liable for its share of increases in the landlord's direct operating expenses and real estate taxes up to 5% of the previous year's rent. Total rental expense for the operating leases was $787,000 in 2001, $616,000 in 2000 and $400,000 in 1999.

                          ARI Network Services, Inc.

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

                      Fiscal year ending                          Capital Leases        Operating Leases
------------------------------------------------------------------------------------------------------------
2002                                                                    $184                   $   811
2003                                                                     153                       378
2004                                                                      11                       353
2005                                                                       2                       257
2006                                                                       -                       157
Thereafter                                                                 -                        29
                                                               ---------------------------------------------
Total minimum lease payments                                             350                    $1,985
                                                                                     =======================
Amounts representing interest and taxes                                   19
                                                               ----------------------
Present value of minimum capital lease payments                          331
Less amounts payable in one year                                         173
                                                               ----------------------
                                                                        $158
                                                               ======================

8. SHAREHOLDERS' EQUITY

Preferred Stock

At July 31, 2001, the Company has 20,350 shares of Series A Preferred Stock outstanding. The shares are entitled to cumulative annual dividends equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors. Prior to August 1, 2002, dividends payable may be paid, at the Company's option, in lieu of cash, in additional shares of Series A Preferred Stock. The Company may redeem outstanding shares at any time at the redemption price of $100 per share plus accrued and unpaid dividends.

In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock. Accumulated dividends in arrears at July 31, 2001, are $1,030,000.

                          ARI Network Services, Inc.

9. STOCK PLANS

Employee Stock Purchase Plans

The Company's 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued through July 31, 2001.

The Company's 2000 Employee Stock Purchase Plan has 75,000 shares of common stock reserved for issuance, and none of the shares have been issued as of July 31, 2001. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions.

1991 Stock Option Plan

The Company's 1991 Stock Option Plan (1991 Plan) had 850,000 shares of common stock authorized for issuance through August 14, 2001. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or (b) nonqualified stock options.

Any incentive stock option that is granted under the 1991 Plan may not be granted at a price less than the fair market value of the stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the voting stock of the Company). Nonqualified stock options may be granted at the exercise price established by the Stock Option Committee, which may be less than, equal to or greater than the fair market value of the stock on the date of grant.

Each option granted under the 1991 Plan is exercisable for a period of ten years from the date of grant (five years in the case of a holder of more than 10% of the voting stock of the Company) or such shorter period as determined by the Stock Option Committee and shall lapse upon the expiration of said period, or earlier upon termination of the participant's employment with the Company.

At its discretion, the Stock Option Committee may require a participant to be employed by the Company for a designated number of years prior to exercising any options. The Committee may also require a participant to meet certain performance criteria, or that the Company meet certain targets or goals, prior to exercising any options.

                          ARI Network Services, Inc.

Changes in option shares under the 1991 Plan are as follows:

                                      2001                        2000                         1999
                           -------------------------  ---------------------------   ------------------------
                                        Weighted-                   Weighted-                   Weighted-
                                         Average                     Average                     Average
                                         Exercise                    Exercise                    Exercise
                            Options       Price         Options        Price         Options      Price
                           -------------------------  ---------------------------   ------------------------
Outstanding at the
   beginning of the year      513,220      $7.20         675,849        $5.58         528,715      $6.45
Granted                       106,000       2.33         181,950         8.36         213,175       2.83
Exercised                           -         -         (223,136)        1.89            (784)      2.18
Forfeited                     (74,789)      4.33        (121,443)        9.63         (65,257)      3.68
                           -------------------------  ---------------------------   ------------------------
Outstanding at the end of
   the year                   544,431      $6.67         513,220        $7.20         675,849      $5.58
                           =========================  ===========================   ========================
Exercisable                   368,849      $5.63         308,774        $7.55         429,763      $8.01
                           =========================  ===========================   ========================
Available for grant            40,999                     72,210                      132,717
                           ============               ==============                ===========

The weighted-average contractual life of options outstanding at July 31, 2001, was 7.5 years. The range of exercise prices for options outstanding at July 31, 2001, was $2 to $32.

2000 Stock Option Plan

The Company's 2000 Stock Option Plan (2000 Plan) has 450,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under
Section 422 of the Code, or (b) nonqualifed stock options.

Any incentive stock option that is granted under the 2000 Plan may not be granted at a price less than the fair market value of the stock on the date of the grant (or less than 110% of the fair market value in the case of a participant who is a 10% shareholder of the Company within the meaning of
Section 422 of the Code). Nonqualified stock options may be granted at the exercise price established by the Stock Option Committee.

Each option granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is 10% shareholder of the Company).

                          ARI Network Services, Inc.

Eligible participants include current and prospective employees, nonemployee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Stock Option Committee or management of the Company, can have a significant effect on the success of the Company.

Changes in option shares under the 2000 Plan during the year ended July 31, 2001, are as follows:

                                                                Weighted-Average
                                               Options           Exercise Price
                                          -------------------------------------------

Granted                                         320,400              $ 1.24
Forfeited                                       (19,275)              (1.34)
                                          -------------------------------------------
Outstanding at the end of the year              301,125              $ 1.23
                                          ===========================================
Exercisable                                      63,781              $ 1.35
                                          ===========================================
Available for grant                             148,875
                                          ==================

The weighted-average contractual life of options outstanding at July 31, 2001, was 9.6 years. The range of exercise prices for options outstanding at July 31, 2001, was $.33 to $1.75.

1993 Director Stock Option Plan

The Company's 1993 Director Stock Option Plan (Director Plan) has 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan are granted at the fair market value of the stock on the grant date.

                          ARI Network Services, Inc.

9. STOCK PLANS (CONTINUED)

Each option granted under the Director Plan is exercisable one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

                                      2001                        2000                         1999
                           -------------------------  ---------------------------   ------------------------
                                       Weighted-                    Weighted-                  Weighted-
                                        Average                      Average                    Average
                                        Exercise                     Exercise                   Exercise
                            Options       Price         Options        Price         Options      Price
                           -------------------------  ---------------------------   ------------------------
Outstanding at the
   beginning of the year       62,086      $6.76          54,879      $  6.12          40,433      $7.35
Granted                        13,379       2.01          27,261         8.09          14,446       2.66
Exercised                           -       -            (11,509)        3.23               -       -
Forfeited                     (19,325)      6.04          (8,545)       11.62               -       -
                           -------------------------  ---------------------------   ------------------------
Outstanding at the end of
   the year                    56,140      $5.88          62,086      $  6.76          54,879      $6.12
                           =========================  ===========================   ========================
Exercisable                    43,701      $6.98          38,390      $  5.56          40,433      $7.35
                           =========================  ===========================   ========================
Available for grant            82,351                     76,405                       95,121
                           ============               ==============                ===========

The weighted-average contractual life of options outstanding at July 31, 2001, was 7.5 years. The range of exercise prices for options outstanding at July 31, 2001, was $1.78 to $17.00.

Certain nonemployee directors have been granted stock options outside of the Director Plan aggregating 50,000 shares of common stock at $2.50 to $9 per share.

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

                                                                    YEAR ENDED JULY 31
                                                      2001                2000                 1999
                                                ------------------------------------------------------------
Pro forma net loss (in thousands)                   $ (13,950)             $(8,647)            $(3,996)
Pro forma net loss per share                        $   (2.26)             $ (1.44)            $ (0.79)

                          ARI Network Services, Inc.

The weighted-average fair value of the options granted in 2001 and 2000 was $1.49 and $7.76, respectively.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 5% to 6%, dividend yield of 0%; expected common stock market price volatility factors ranging from .6 to 1.1 and an expected life of the options of ten years.

During 2001, 6,000 of the stock options granted were to a nonemployee in exchange for services. No performance commitment existed at the date of grant for the nonemployee options granted. At each reporting period, the Company records compensation expense for the fair value of the options as calculated using the Black-Scholes method. Compensation expense is being recorded over the period of the service agreement.

10. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31 are as follows (in thousands):

                                                                             2001              2000
                                                                       ------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                      $     30,650      $    31,723
   Deferred revenue                                                             1,880            1,216
   Goodwill                                                                     1,010              368
   Other                                                                          720              863
                                                                       ------------------------------------
Total deferred tax assets                                                      34,260           34,170
Valuation allowance for deferred tax assets                                   (33,700)         (30,895)
                                                                       ------------------------------------
Net deferred tax asset                                                            560            3,275
Deferred tax liabilities :
   Network system                                                                (250)          (3,036)
   Other                                                                         (310)            (239)
                                                                       ------------------------------------
Net deferred taxes                                                       $          -      $         -
                                                                       ====================================

As of July 31, 2001, the Company has unused net operating loss carryforwards for federal income tax purposes of $36,757,000 expiring in 2007 through 2021.

                          ARI Network Services, Inc.

10. INCOME TAXES (CONTINUED)

In addition, the Company has unused net operating loss carryforwards for federal income tax purposes of $6,132,000 expiring in 2002, of which not more than $444,000 annually can be utilized to offset taxable income. Also, the Company has unused net operating loss carryforwards for federal income tax purposes of $33,656,000 expiring between 2003 and 2007, of which not more than $3,655,000 annually can be utilized to offset taxable income. Also, the Company has unused net operating loss carryforwards for federal income tax purposes of $2,038,000 expiring between 2012 and 2014, of which not more than $116,000 annually can be utilized to offset taxable income. Use of the net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1987 and 1992.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to net loss is as follows (in thousands):

                                                                2001             2000            1999
                                                          --------------------------------------------------
Computed income taxes at 34%                                   $(4,429)         $(2,585)         $(1,161)
Permanent items                                                    451              435                7
Net operating loss carryforward                                  3,978            2,150            1,154
                                                          --------------------------------------------------
Income tax expense                                             $     -          $     -          $     -
                                                          ==================================================

11. EMPLOYEE BENEFIT PLAN

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 15%, up to a maximum of $10,500 in calendar 2001 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company has not made any contribution to the 401(k) Plan since its inception.

12. CONTINGENCIES

The Company is involved in various claims brought about by certain parties that are incidental to its operations. In the opinion of management, the outcome of these matters will not have a material adverse impact on the Company's financial position or results of operations.

                          ARI Network Services, Inc.

13. SUBSEQUENT EVENTS

In September 2001, the Company eliminated ten software development positions, resulting in an additional restructuring charge of approximately $43,000.