Form 10-Q
period 2001-10-31
ARI NETWORK SERVICES INC /WI
filed 2001-12-17
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

Commission file number 000-19608

                           ARI Network Services, Inc.
                          ----------------------------
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

As of December 11, 2001, there were 6,184,281 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2001

                                      INDEX





PART I - FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
   Item 1          Financial statements
                            Condensed balance sheets - October 31, 2001 and July 31, 2001             3-4

                            Condensed statements of operations for the three months ended
                              October 31, 2001 and 2000                                                5

                            Condensed statements of cash flows for the three months ended
                              October 31, 2001 and 2000                                                6

                             Notes to unaudited condensed financial statements                         7

   Item 2          Management's discussion and analysis of financial condition and results
                   of operations                                                                      7-15


Signatures

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                               (Unaudited)

                                                                              OCTOBER 31           JULY 31
                                  ASSETS                                         2001                2001
                                                                            -------------        -------------
Current assets:
   Cash                                                                        $   297             $   313
   Trade receivables, less allowance for doubtful accounts of $733
     at October 31, 2001 and $757 at July 31, 2001                               1,600               2,084
   Prepaid expenses and other                                                      124                 140
                                                                               -------             -------
Total current assets                                                             2,021               2,537

Equipment and leasehold improvements:
   Computer equipment                                                            4,394               4,394
   Leasehold improvements                                                          239                 239
   Furniture and equipment                                                       1,000               1,000
                                                                               -------             -------
                                                                                 5,633               5,633
   Less accumulated depreciation and amortization                                5,344               5,293
                                                                               -------             -------
Net equipment and leasehold improvements                                           289                 340

Goodwill, less accumulated amortization of $57 at October 31,
   2001 and $54 at July 31,2001                                                     12                  15

Deferred financing costs, less accumulated amortization of $235 at
   October 31, 2001 and $203 at July 31, 2001                                      175                 207

Capitalized software development                                                23,791              23,533
   Less accumulated amortization                                                19,962              19,572
                                                                               -------             -------
Net capitalized software development                                             3,829               3,961
                                                                               -------             -------

                              TOTAL ASSETS                                     $ 6,326             $ 7,060
                                                                               =======             =======

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (Unaudited)

                                                                                            OCTOBER 31           JULY 31
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                2001               2001
                                                                                          ---------------    -------------
Current liabilities:
   Current portion of notes payable to shareholder                                          $     273          $     333
   Current portion of notes payable                                                             2,984              2,902
   Current portion of line of credit to shareholder                                                98                200
   Accounts payable                                                                               989                951
   Deferred revenue                                                                             4,298              4,811
   Accrued payroll and related liabilities                                                      1,337              1,487
   Other accrued liabilities                                                                    1,490              1,499
   Current portion of capital lease obligations                                                   128                173
                                                                                            ---------          ---------
Total current liabilities                                                                      11,597             12,356

Long term liabilities:
   Notes payable to shareholder                                                                     -                 15
   Notes payable                                                                                   55                 78
   Capital lease obligations                                                                      158                158
   Accrued restructuring costs                                                                    303                303
                                                                                            ---------          ---------
Total long term liabilities                                                                       516                554

Shareholders' equity (deficit):
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at October 31, 2001 and
     July 31, 2001                                                                                  -                  -
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,168,281 shares issued and outstanding at October 31, 2001 and July 31, 2001                  6                  6
   Common stock warrants and options                                                            2,459              2,459
   Additional paid-in-capital                                                                  91,797             91,797
   Accumulated deficit                                                                       (100,049)          (100,112)
                                                                                            ---------          ---------
Total shareholders' equity (deficit)                                                           (5,787)            (5,850)
                                                                                            ---------          ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                             $   6,326          $   7,060
                                                                                            =========          =========


See notes to unaudited condensed financial statements.




Note: The balance sheet at July 31, 2001 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          OCTOBER 31
                                                                                  2001                  2000
                                                                            ------------------    ------------------
Net revenues:
   Subscriptions, support and other services fees                           $            2,455    $            2,552
   Software licenses and renewals                                                          820                   759
   Professional services                                                                   545                   831
                                                                            ------------------    ------------------
                                                                                         3,820                 4,142

Operating expenses:
   Cost of products and services sold:
      Subscriptions, support and other services fees                                       209                   373
      Software licenses and renewals *                                                     396                   967
      Professional services                                                                208                   502
                                                                            ------------------    ------------------
                                                                                           813                 1,842
   Depreciation and amortization (exclusive of amortization of software products included in cost of products and
      services sold)                                                                        54                   400
   Customer operations and support                                                         303                   404
   Selling, general and administrative                                                   1,857                 2,233
   Software development and technical support                                              646                   845
                                                                            ------------------    ------------------
Operating expenses before amounts capitalized                                            3,673                 5,724
   Less capitalized portion                                                               (258)                 (432)
                                                                            ------------------    ------------------
Net operating expenses                                                                   3,415                 5,292
                                                                            ------------------    ------------------

Operating income (loss)                                                                    405                (1,150)
Other expense:
   Interest expense                                                                       (329)                 (371)
   Other, net                                                                              (13)                   (1)
                                                                            ------------------    ------------------
Total other expense                                                                       (342)                 (372)
                                                                            ------------------    ------------------
Net income (loss)                                                           $               63    $           (1,522)
                                                                            ==================    ==================

Average common shares outstanding                                                        6,184                 6,168

Basic and diluted net income (loss) per share                               $             0.01    $            (0.25)
                                                                            ==================    ==================


See notes to unaudited condensed financial statements.


* Includes amortization of software products of $390 and $879 and excludes other depreciation and amortization shown separately.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                OCTOBER 31
                                                                         2001              2000
                                                                      ----------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                  $    63             $(1,522)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of network platform                                   -                 143
         Amortization of software products                                390                 879
         Amortization of goodwill                                           3                 165
         Amortization of deferred financing costs and debt discount       237                 240
         Depreciation and other amortization                               51                  92
         Net change in receivables, prepaid expenses and other
              current assets                                              500                (300)
         Net change in accounts payable, deferred revenue and
           accrued liabilities                                           (634)                713
                                                                      -------             -------
   Net cash provided by operating activities                              610                 410

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                         -                 (18)
   Software product costs capitalized                                    (258)               (432)
                                                                      -------             -------
   Net cash used in investing activities                                 (258)               (450)

FINANCING ACTIVITIES
   Repayments under line of credit                                       (102)                  -
   Payments under notes payable                                          (221)               (163)
   Payments of capital lease obligations                                  (45)                (31)
   Debt issuance costs incurred                                             -                 (30)
                                                                      -------             -------
   Net cash used in financing activities                                 (368)               (224)
                                                                      -------             -------

Net decrease in cash                                                      (16)               (264)
Cash at beginning of period                                               313                 563
                                                                      -------             -------
Cash at end of period                                                 $   297             $   299
                                                                      =======             =======

Cash paid for interest                                                $   118             $    61
                                                                      =======             =======

NONCASH INVESTING AND FINANCING ACTIVITIES

Capital lease obligations incurred for:
    Computer equipment                                                $    -              $   108

See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2001

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2001.

2.       BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Dilutive earnings per share is not shown as the impact is antidilutive.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the stated value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at $100 per share plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $1,093,000 at October 31, 2001.

4.       NOTES PAYABLE

The convertible debentures, issued on April 27, 2000, and accrued interest thereon are convertible into common stock at a rate of $4 per share, subject to certain adjustments. Concurrent with the issuance of the debentures, the Company issued the investors 600,000 common stock purchase warrants expiring April 27, 2005 and 800,000 investment options which expired October 27, 2001. Each of the warrants are exercisable for one share of common stock at a price of $6 per share. The warrants and options, which were originally estimated to have a value of $2,354,000, less accumulated amortization, reduce the carrying amount of the debt.





                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Total revenue for the quarter ended October 31, 2001 decreased $322,000 or 8% compared to the same period last year, due to the expected decline in non-Equipment Industry revenue. Earnings improved 104% from a net loss of $1,522,000, or $0.25 per share for the quarter ended October 31, 2000 to net income of $63,000 or $0.01 per share for the quarter ended October 31, 2001. Management believes that, due to the restructuring in the fourth quarter of fiscal 2001 which focused the Company on our core catalog business and reduced both cash and non-cash expenses to bring them in line with our revenues, we will continue to show profits for one or more quarters during fiscal 2002. See "Forward Looking Statements."






                                    REVENUES

The Company is a leading provider of technology-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. The Company currently serves over 100 manufacturers and 20,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. The Company supplies three types of software and services: robust Web and CD-ROM electronic parts catalogs, transaction services and template-based website services. The Company's primary business is electronic cataloging; the others are complementary businesses that leverage our catalog position.

The Company also has a supplemental business that provides e-Commerce services to certain non-equipment industries including agribusiness and publishing. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to decline significantly during fiscal 2002.

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, Non-North American Equipment and non-Equipment markets.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.



                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
          INDUSTRY SECTOR                                              OCTOBER 31                PERCENT
                                                                  2001              2000          CHANGE
                                                           ----------------   ----------------
          EQUIPMENT INDUSTRY

             North American
                Recurring                                  $         1,964    $         1,631       20%
                Non-recurring                                          737                875      (16%)
                                                           ---------------    ---------------
                    Subtotal                                         2,701              2,506        8%

             Non-North American
                Recurring                                              218                278      (22%)
                Non-recurring                                           98                127      (23%)
                                                           ---------------    ---------------
                     Subtotal                                          316                405      (22%)

          Total Equipment Industry
             Recurring                                               2,182              1,909       14%
             Non-recurring                                             835              1,002      (17%)
                                                            --------------     --------------
                 Subtotal                                            3,017              2,911        4%

          NON-EQUIPMENT INDUSTRY
             Recurring                                                 795              1,184      (33%)
             Non-recurring                                               8                 47      (83%)
                                                           ---------------    ---------------
                Subtotal                                               803              1,231      (35%)

          TOTAL REVENUE
             Recurring                                               2,977              3,093       (4%)
             Non-recurring                                             843              1,049      (20%)
                                                           ---------------    ---------------
                Grand Total                                $         3,820    $         4,142       (8%)
                                                           ===============    ===============

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 78% for the three months ended October 31, 2001 compared to 75% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business. Management expects the combination of increased Equipment Industry revenues and decreased non-Equipment Industry revenues to result in minimal increase to slightly decreased revenues for the remainder of fiscal 2002.


Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, auto and truck parts after-market, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management's strategy is to expand the Company's electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 70% for the three months ended October 31, 2000 to 79% for the three months ended October 31, 2001. Management expects revenues in the Equipment Industry to increase for the remainder of fiscal 2002, as management continues to focus attention and resources in this industry, but not at a rate sufficient to deflect the decline in non-Equipment Industry revenues.

    North American

    Recurring revenues in the North American Equipment Industry increased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to increased catalog license, maintenance and subscription renewals from the Company's growing base of customers. Non-recurring revenues in the North American Equipment Industry decreased for the three month period ended October 31, 2001, compared to the same period last year, due to fewer new customer contracts because of the decline in the manufacturing sector of the economy.

    Non-North American

    Recurring revenues in the Non-North American Equipment Industry decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to the loss of a major customer in the agricultural equipment market. Non-recurring revenues in the Non-North American Equipment Industry decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to the decrease in sales to new customers.

Non-Equipment Industry

The Company's business outside of the Equipment Industry includes sales of database management services and electronic communications services to the agricultural inputs industry, the on-line provision of information for republication to the non-daily newspaper publishing industry and until December 31, 2000, database management services to the railroad industry. Revenues in the non-Equipment Industry decreased for the three month period ended October 31, 2001, compared to the same period last year, due to the Company's focus in the Equipment Industry, continued consolidation in the agricultural inputs industry, and the non-renewal of the railroad industry business. Management expects revenues in the non-Equipment Industry will decline significantly for the remainder of fiscal 2002. The Company's five-year contract with the Associated Press, on which its business in the non-daily newspaper publishing industry depends, expires on December 31, 2001.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and variable cost of products and services sold information derived from the Company's unaudited financial statements.


   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          OCTOBER 31              PERCENT
                                                                   2001                2000       CHANGE
                                                              --------------      --------------
          Subscriptions, support and other services
          fees
             Revenue                                           $  2,455            $ 2,552          (4%)
             Cost of revenue                                        209                373         (44%)
             Cost of revenue as a percent of revenue                  9%                15%

          Software licenses and renewals
             Revenue                                                820                759           8%
             Cost of revenue                                        396                967         (59%)
             Cost of revenue as a percent of revenue                 48%               127%

          Professional services
             Revenue                                                545                831         (34%)
             Cost of revenue                                        208                502         (59%)
             Cost of revenue as a percent of revenue                 38%                60%

          Total
             Revenue                                           $  3,820           $  4,142          (8%)
             Cost of revenue                                        813              1,842         (56%)
             Cost of revenue as a percent of revenue                 21%                44%




Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs and Associated Press royalties. Cost of subscriptions, support and other services fees as a percentage of revenue decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to the elimination of revenues and costs associated with the railroad industry which had lower gross margins. Management expects gross margins from subscriptions, support and other services fees to fluctuate from quarter to quarter based on the mix of products and services sold.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software licenses and renewals as a percentage of revenue decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to lower software amortization costs as a result of the restructuring in the fourth quarter of fiscal 2001 and the sale of software licenses with no associated royalties. Management expects gross margins from software licenses and renewals to fluctuate from quarter to quarter based on the mix of products and services sold.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to a decrease in communication software customization, which has a lower margin. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company's performance towards the estimate given to customers for customization projects.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

                               OPERATING EXPENSES
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                       OCTOBER 31           PERCENT
                                                                  2001            2000      CHANGE
                                                              --------------   ------------
        Cost of products and services sold                    $          813   $      1,842    (56%)
        Customer operations and support                                  303            404    (25%)
        Selling, general and administrative                            1,857          2,233    (17%)
        Software development and technical support                       646            845    (24%)
        Less capitalized portion                                        (258)          (432)   (40%)
        Depreciation and amortization                                     54            400    (87%)
                                                              --------------   ------------
            Net operating expenses                            $        3,415   $      5,292    (35%)
                                                              ==============   ============



Customer operations and support consists primarily of data center operations, software maintenance agreements for the Company's core network and customer support costs. Customer operations and support costs decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to the cost reductions associated with the Company's restructuring. Management expects customer operations and support costs to continue to be lower than last year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

Selling, general and administrative expenses ("SG&A") decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to the cost reductions associated with the Company's restructuring. SG&A, as a percentage of revenue, decreased from 54% for the three month period ended October 31, 2000 to 49% for the three month period ended October 31, 2001. Management expects costs in SG&A to continue to be lower than last year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

The Company's technical staff (in-house and contracted) performs both software development and technical support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to the reduction of resources related to the Company's communications products as a result of the restructuring. Management expects software development and technical support costs to continue to be lower than the previous year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

Depreciation and amortization expense decreased significantly for the three month period ended October 31, 2001, compared to the same period last year. Management expects depreciation and amortization to continue to be significantly lower than the previous year for the remainder of fiscal 2002 due to the write-off of long-lived assets related to the Company's network platform.

Capitalized software product costs represented 40% of software development and technical support for the three month period ended October 31, 2001, compared to 51% for the same period last year. Management expects capitalized software product costs to fluctuate from quarter to quarter depending on the deployment of the Company's resources between early stage research, software development available for capitalization, customer customizations and maintenance and technical support.

                                   OTHER ITEMS

Earnings improved 104% from a loss of $1,522,000 for the three month period ended October 31, 2000, to net income of $63,000 for the three month period ended October 31, 2001. The substantial improvement in earnings is attributable to the restructuring, which focused the Company on its core catalog business and reduced both cash and non-cash expenses to bring them in line with our revenues.

Interest paid or accrued for payment decreased for the three month period ended October 31, 2001, compared to the same period last year, as the Company paid off $916,000 of debt and capital lease obligations since October 31, 2000. Non-cash interest expense was incurred for the three month periods ended October 31, 2000 and 2001 as the Company amortized debt discount for the Debenture sold to Rose Glen in April 2000. Management expects cash paid for interest to decrease as the Company continues to pay off debt and non-cash interest expense to increase, compared to the prior year, if the Company restructures the Debenture. See "Liquidity and Capital Resources."

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                              OCTOBER 31               PERCENT
                                                                          2001          2000           CHANGE
                                                                      -------------  ------------
          Net cash provided by (used in) operating activities
             before changes in working capital                        $         744  $         (3)        n/a
          Net cash used in investing activities                                (258)         (450)        43%
                                                                      -------------  ------------
             Subtotal                                                           486          (453)       207%
          Effect of net changes in working capital                             (134)          413      (132%)
                                                                      -------------  ------------
             Net cash provided by (used in) operating and
                investing activities                                  $         352  $        (40)       980%
                                                                      =============  ============


Net cash provided by operating activities before changes in working capital increased for the three month period ended October 31, 2001, compared to the same period last year, due to the reduction in cash expenses related to the Company's restructuring. Net cash used in investing activities decreased for the three month period ended October 31, 2001, compared to the same period last year, primarily due to decreased costs attributable to the development of the Company's communications software. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects cash provided by operating activities and used in investing activities to be positive for the fiscal year ended July 31, 2002, however, there can be no assurance that this result will be ultimately achieved.

The Company expects to continue to be profitable for one or more remaining quarters of the fiscal year ending July 31, 2002 and thereafter as a result of the restructuring in the fourth quarter of fiscal 2001, although there can be no assurance that this result will be achieved. For the quarter in which we complete the re-negotiation of the Rose Glen debenture, we expect to incur a significant non-cash charge to earnings for the balance of the debt discount. This non-cash charge is expected to be large enough to more than offset our anticipated profits for the fiscal year.

At October 31, 2001, the Company had cash of approximately $297,000 compared to approximately $313,000 at July 31, 2001.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.


                                  DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                         OCTOBER 31        JULY 31
                                                            2001             2001             NET
                                                        (UNAUDITED)       (AUDITED)          CHANGE
                                                       ---------------   -------------   ---------------
  Debt to Shareholder:
     Current portion of line of credit                 $           98    $        200    $        (102)
     Current portion of notes payable                             305             333              (28)
     Long-term portion of notes payable                             -              56              (56)
      Debt discount (common stock warrants)                       (32)            (41)               9
                                                       ---------------   -------------   ---------------
        Total Debt to Shareholder                                 371             548             (177)

  Subordinated Debenture:
     Notes payable, in default                                  4,000           4,000                -
      Debt discount (common stock warrants and options)        (1,177)         (1,373)             196
                                                       ---------------   -------------   ---------------
        Total Subordinated Debenture                            2,823           2,627              196

  Other Debt:

      Current portion of notes payable other                      161             275             (114)
      Long-term notes payable other                                55              78              (23)
                                                       ---------------   -------------   ---------------
        Total Other Debt                                          216             353             (137)
                                                       ---------------   -------------   ---------------
  Total Debt                                           $        3,410    $      3,528    $        (118)
                                                       ===============   =============   ===============


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

ARI has a line of credit with WITECH that has been in place since October 4, 1993 (the "WITECH Credit Facility"). On September 30, 1999, ARI and WITECH restructured the $3.0 million outstanding under the WITECH Credit Facility to provide for (i) a $1.0 million revolving line of credit (the "WITECH Line") which expires on December 31, 2001; (ii) a $1.0 million term loan (the "WITECH Term Loan") payable in equal monthly principal installments over three years, commencing November 1, 1999; and (iii) WITECH's purchase of $1.0 million of ARI's common stock at $5.125 per share. The WITECH Line bears interest at prime plus 3.25% and the WITECH Term Loan bears interest at prime plus 4.0%. The WITECH Line terminates on December 31, 2001. As of December 11, 2001 there was $13,000 outstanding under the WITECH Line and $277,000 was outstanding under the WITECH term loan.

The only financial covenant stipulated in the WITECH Credit Facility was that ARI maintained a net worth (calculated in accordance with generally accepted accounting principles) of at least $1 million. This net worth covenant was waived as of July 31, 2001 and for the fiscal year ended July 31, 2002.

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three-year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI was required to pay a Commitment Fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three-year term by paying 2.0% of the Purchase Commitment during the second year, and 1.0% of the Purchase Commitment during the third year. As of December 11, 2001, the balance of the RFC Facility was $981,000.

Management believes that funds generated from operations and the RFC Facility will be adequate to fund the Company's operations, investments and debt payments through fiscal 2002 if the Debenture is successfully renegotiated or the necessary waiver is obtained from RGC. If management is unable to renegotiate the Debenture or obtain the necessary waiver, the Company will remain in default and owe in excess of $5 million, which would have a material adverse effect on the Company. Management is working diligently to renegotiate the Debenture, but there can be no assurance that these efforts will be successful. Management has restructured the Company to reduce cash overhead by over $1.5 million in fiscal 2002. Management is also continually analyzing its anticipated cash flows under a variety of growth scenarios ranging from modest contraction to modest growth. Management believes that, provided the defaults can be cured, either (i) sufficient cash can be generated from the business to fund operations and a modest level of investment or (ii) that the cash profile of the business can be further restructured to be self-funding, although there can be no assurance that these efforts will be successful.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA increased from $128,000 for the three month period ended October 31, 2000 to $836,000 for the three month period ended October 31,2001 primarily due to reductions in cash expenses as a result of the restructuring. Management believes that EBITDA will continue to be positive for the remainder of fiscal 2002, although there can be no assurance that this will occur.

The Company has included data with respect to EBITDA because it is commonly used as a measurement of financial performance and by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income, as determined in accordance with accounting principles generally accepted in the United States, as an indicator of our operating performance, or to cash flows from operating activities, as determined in accordance with generally accepted generally accepted in the United States, as a measure of our liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

ACQUISITIONS

Since December 1995, the Company has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, approximately 300 acquisition candidates have been evaluated, resulting in four completed acquisitions, all of which were fully integrated into the Company's operations prior to fiscal year 2000.


-----------------------------------------------------------------------------------------------------------------
    ACQUISITION DATE              ACQUIRED COMPANY AND LOCATION              DESCRIPTION OF ACQUIRED COMPANY
-----------------------------------------------------------------------------------------------------------------
November 4, 1996          cd\*.IMG, Inc. ("CDI")                          CDI developed the Plus(1)(R)electronic
                          New Berlin, WI                                  parts catalog, which featured parts
                                                                          information from over 20 manufacturers
                                                                          in the outdoor power, marine, motorcycle
                                                                          and power sports industries and was
                                                                          replaced with the Partsmart catalog.
-----------------------------------------------------------------------------------------------------------------
September 30, 1997        Empart Technologies, Inc. ("EMPART")            EMPART provided us with the
                          Foster City, CA                                 EMPARTpublisher and EMPARTviewer
                                                                          software.
-----------------------------------------------------------------------------------------------------------------
September 15, 1998        POWERCOM-2001 ("POWERCOM"), a subsidiary of     POWERCOM provided electronic catalog
                          Briggs & Stratton Corporation                   and communication services to a
                          Colorado Springs, CO                            number of manufacturers in North
                                                                          America, Europe, and Australia in the
                                                                          outdoor power, power tools, and power
                                                                          sports industries.
-----------------------------------------------------------------------------------------------------------------
May 13, 1999              Network Dynamics Incorporated ("NDI")           NDI provided us with the PartSmart
                          Williamsburg, VA                                electronic catalog, which was used by
                                                                          over 10,000 dealers to view catalogs
                                                                          from 50 different manufacturers in 6
                                                                          sectors of the Equipment Industry.
-----------------------------------------------------------------------------------------------------------------






                           FORWARD LOOKING STATEMENTS


Certain statements contained in this Form 10-Q are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as "believes," "anticipates," "expects," and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company's annual report on Form 10-K for the year ended July 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      ARI Network Services, Inc.
      (Registrant)


Date: December 17, 2001             /s/ Brian E. Dearing
                                 -------------------------------------------
                                        Brian E. Dearing, Chairman of the Board


                                    /s/ Timothy Sherlock
                                 -------------------------------------------
                                 Timothy Sherlock, Chief Financial Officer