Form 10-Q
period 2002-01-31
ARI NETWORK SERVICES INC /WI
filed 2002-03-18
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2002


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

As of March 13, 2002 there were 6,223,342 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2002

                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                                                    Page
                                                                                                    ----

   Item 1        Financial statements

                     Condensed balance sheets - January 31, 2002 and
                         July 31, 2001                                                               3-4

                     Condensed statements of operations for the three and six months
                         ended January 31, 2002 and 2001                                               5

                     Condensed statements of cash flows for the six months ended
                         January 31, 2002 and 2001                                                     6

                     Notes to unaudited condensed financial statements                                 7

   Item 2        Management's discussion and analysis of financial condition and results
                 of operations                                                                      7-15


PART II - OTHER INFORMATION

   Item 3        Defaults upon senior securities                                                      16

   Item 4        Submission of matters to a vote of security holders                                  16


Signatures

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                            ASSETS                                         JANUARY 31        JULY 31
                                                                             2002             2001
                                                                            ------           -------
Current assets:
   Cash                                                                     $   490          $   313
   Trade receivables, less allowance for doubtful accounts of $601
     at January 31, 2002 and $757 at July 31, 2001                            1,978            2,084
   Prepaid expenses and other                                                   108              140
                                                                            -------          -------
Total current assets                                                          2,576            2,537

Equipment and leasehold improvements:
   Computer equipment                                                         4,394            4,394
   Leasehold improvements                                                       239              239
   Furniture and equipment                                                    1,000            1,000
                                                                            -------          -------
                                                                              5,633            5,633
   Less accumulated depreciation and amortization                             5,394            5,293
                                                                            -------          -------
Net equipment and leasehold improvements                                        239              340

Goodwill, less accumulated amortization of $60 at January 31,
   2002 and $54 at July 31, 2001                                                  9               15

Deferred financing costs, less accumulated amortization of $266 at
   January 31, 2002 and $203 at July 31, 2001                                   144              207

Capitalized software development                                             23,963           23,533
   Less accumulated amortization                                             20,367           19,572
                                                                            -------          -------
Net capitalized software development                                          3,596            3,961
                                                                            -------          -------
                              TOTAL ASSETS                                  $ 6,564          $ 7,060
                                                                            =======          =======

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT                                JANUARY 31           JULY 31
                                                                                             2002               2001
                                                                                          --------            ---------
Current liabilities:
   Current portion of notes payable to shareholder                                        $     199           $     333
   Current portion of notes payable                                                           3,121               2,902
   Current portion of line of credit to shareholder                                              --                 200
   Accounts payable                                                                             770                 951
   Deferred revenue                                                                           4,982               4,811
   Accrued payroll and related liabilities                                                    1,463               1,487
   Other accrued liabilities                                                                  1,193               1,499
   Current portion of capital lease obligations                                                  84                 173
                                                                                          ---------           ---------
Total current liabilities                                                                    11,812              12,356

Long term liabilities:
   Notes payable to shareholder                                                                  --                  15
   Notes payable                                                                                 30                  78
   Capital lease obligations                                                                    158                 158
   Accrued restructuring costs                                                                  303                 303
                                                                                          ---------           ---------
Total long term liabilities                                                                     491                 554

Shareholders' deficit:
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at January 31, 2002 and
      July 31, 2001                                                                              --                  --
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
       6,223,342 and 6,184,281 shares issued and outstanding at January 31, 2002
       and July 31, 2001, respectively                                                            6                   6

   Common stock warrants and options                                                          2,459               2,459

   Additional paid-in-capital                                                                91,811              91,797
   Accumulated deficit                                                                     (100,015)           (100,112)
                                                                                          ---------           ---------
Total shareholders' deficit                                                                  (5,739)             (5,850)
                                                                                          ---------           ---------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                               $   6,564           $   7,060
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

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                 JANUARY 31                JANUARY 31
                                                                          2002          2001          2002          2001
                                                                         -------       -------       -------      --------
Net revenues:
    Subscriptions, support and other services fees                       $ 2,228       $ 2,550       $ 4,683      $  5,102
    Software licenses and renewals                                           671           842         1,491         1,601
    Professional services                                                    419           694           964         1,525
                                                                         -------       -------       -------      --------
                                                                           3,318         4,086         7,138         8,228
Operating expenses:
    Cost of products and services sold:
       Subscriptions, support and other services fees                        (58)          317           151           690
       Software licenses and renewals *                                      423           907           819         1,874
       Professional services                                                 152           402           360           904
                                                                         -------       -------       -------      --------
                                                                             517         1,626         1,330         3,468
    Depreciation and amortization (exclusive of amortization of software products included in cost of products and
       services sold)                                                         53           370           107           770
    Customer operations and support                                          291           409           594           813
    Selling, general and administrative                                    1,660         2,200         3,517         4,433
    Software development and technical support                               541           830         1,187         1,675
                                                                         -------       -------       -------      --------
Operating expenses before amounts capitalized                              3,062         5,435         6,735        11,159
    Less capitalized portion                                                (172)         (508)         (430)         (940)
                                                                         -------       -------       -------      --------
Net operating expenses                                                     2,890         4,927         6,305        10,219
                                                                         -------       -------       -------      --------
Operating income (loss)                                                      428          (841)          833        (1,991)
Other expense:
    Interest expense                                                        (411)         (396)         (740)         (767)
    Other, net                                                                17            21             4            20
                                                                         -------       -------       -------      --------
Total other expense                                                         (394)         (375)         (736)         (747)
                                                                         -------       -------       -------      --------
Net income (loss)                                                        $    34       $(1,216)      $    97      $ (2,738)
                                                                         =======       =======       =======      ========
Average common shares outstanding                                          6,197         6,168         6,190         6,168

Basic and diluted net income (loss) per share                            $  0.01       ($ 0.20)      $  0.02      ($  0.44)
                                                                         =======       =======       =======      ========


See notes to unaudited condensed financial statements.


    * Includes amortization of software products of $405, $793, $795 and $1,672 and excludes other depreciation and amortization shown separately

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                    JANUARY 31
                                                                              2002              2001
                                                                             -------           -------
OPERATING ACTIVITIES
   Net income (loss)                                                         $    97           $(2,738)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of network platform                                         --               286
         Amortization of software products                                       795             1,672
         Amortization of goodwill                                                  6               329
         Amortization of deferred financing costs and debt discount              473               476
         Depreciation and other amortization                                     101               155
         Net change in receivables, prepaid expenses and other
           current assets                                                        138               239
         Net change in accounts payable, deferred revenue and
           accrued liabilities                                                  (340)            1,304
                                                                             -------           -------
   Net cash provided by operating activities                                   1,270             1,723

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                               --               (10)
   Software product costs capitalized                                           (430)             (940)
                                                                             -------           -------
   Net cash used in investing activities                                        (430)             (950)

FINANCING ACTIVITIES
   Repayments under line of credit                                              (200)               --
   Payments under notes payable                                                 (388)             (405)
   Payments of capital lease obligations                                         (89)              (82)
   Debt issuance costs incurred                                                   --               (39)
   Proceeds from issuance of common stock                                         14                --
                                                                             -------           -------
   Net cash used in financing activities                                        (663)             (526)
                                                                             -------           -------
Net increase in cash                                                             177               247
Cash at beginning of period                                                      313               563
                                                                             -------           -------
Cash at end of period                                                        $   490           $   810
                                                                             =======           =======
Cash paid for interest                                                       $   267           $   291
                                                                             =======           =======

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for:
   Computer equipment                                                        $    --           $   141


See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2002

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2001.

2.       BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The weighted average number of shares outstanding used to calculate basic and diluted earnings per share result in the same earnings per share amount.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the stated value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at $100 per share plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $1,160,000 at January 31, 2002.

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


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Total revenue for the quarter ended January 31, 2002 decreased $768,000 or 19% compared to the same period last year, primarily due to the expected decline in non-Equipment Industry revenue and a decrease in new customers in the Equipment Industry. Earnings improved 103% from a net loss of $1,216,000, or $0.20 per share for the quarter ended January 31, 2001 to net income of $34,000 or $0.01 per share for the quarter ended January 31, 2002. Management believes that, due to the restructuring in the fourth quarter of fiscal 2001 which focused the Company on our core catalog business and reduced both cash and non-cash expenses to bring them in line with our revenues, we will continue to generate enough cash from operations to fund investment and debt, although earnings may be negative for the remainder of fiscal 2002. See "Forward Looking Statements."

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, financing instruments, restructuring and other accrued revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

Revenue for use of the network and for information services is recognized in the period such services are utilized. Revenue from annual or periodic maintenance fees, license and license renewal fees and catalog subscription fees is recognized ratably over the period the service is provided. Arrangements that include acceptance terms beyond the Company's standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue on arrangements with customers who are not the ultimate users (resellers) is deferred if there is any contingency on the ability and intent of the reseller to sell such software to a third party.

Bad Debt

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company currently reserves for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about accrued expenses, including royalties and other contingent expenses that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Debt Instruments

The Company valued a debt discount for Common Stock Warrants and Options granted in consideration for the RGC Debenture and the WITECH Facility using the Black Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.

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



                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)

                                    THREE MONTHS ENDED                              SIX MONTHS ENDED
    INDUSTRY SECTOR                     JANUARY 31               PERCENT               JANUARY 31               PERCENT
                                   2002            2001          CHANGE           2002            2001           CHANGE
                                  ------          ------        --------         ------          ------        ---------
EQUIPMENT INDUSTRY

    North American
       Recurring                  $1,919          $2,150          (11%)          $3,883          $3,781            3%
       Non-recurring                 423             699          (39%)           1,160           1,574          (26%)
                                  ------          ------                         ------          ------
           Subtotal                2,342           2,849          (18%)           5,043           5,355           (6%)

    Non-North American
       Recurring                     260             269           (3%)             478             547          (13%)
       Non-recurring                  25              80          (69%)             123             207          (41%)
                                  ------          ------                         ------          ------
           Subtotal                  285             349          (18%)             601             754          (20%)

Total Equipment Industry
    Recurring                      2,179           2,419          (10%)           4,361           4,328            1%
    Non-recurring                    448             779          (42%)           1,283           1,781          (28%)
                                  ------          ------                         ------          ------
           Subtotal                2,627           3,198          (18%)           5,644           6,109           (8%)

NON-EQUIPMENT INDUSTRY
    Recurring                        691             888          (22%)           1,486           2,072          (28%)
    Non-recurring                     --              --           --                 8              47          (83%)
                                  ------          ------                         ------          ------
           Subtotal                  691             888          (22%)           1,494           2,119          (29%)

TOTAL REVENUE
    Recurring                      2,870           3,307          (13%)           5,847           6,400           (9%)
    Non-recurring                    448             779          (42%)           1,291           1,828          (29%)
                                  ------          ------                         ------          ------
           Grand Total            $3,318          $4,086          (19%)          $7,138          $8,228          (13%)
                                  ======          ======                         ======          ======

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 82% for the six months ended January 31, 2002 compared to 78% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business. Management expects the Equipment Industry revenues to increase and non-Equipment Industry revenues to decrease resulting in decreased total revenues for the remainder of fiscal 2002.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, auto and truck parts after-market, manufactured housing, farm equipment, marine, construction, power sports, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management's strategy is to expand the Company's electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 74% for the six months ended January 31, 2001 to 79% for the six months ended January 31, 2002. Management expects revenues in the Equipment Industry to increase for the remainder of fiscal 2002, as management continues to focus attention and resources in this industry, but not at a rate sufficient to offset the decline in non-Equipment Industry revenues.

    North American

    Recurring revenues in the North American Equipment Industry decreased for the three month period ended January 31, 2002, compared to the same period last year, primarily due to the decline in the base of customers of the Company's communications product. Non-recurring revenues in the North American Equipment Industry decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, due to fewer new customer contracts because of the decline in the manufacturing sector of the economy.

    Non-North American

    Recurring revenues in the Non-North American Equipment Industry decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, primarily due to the loss of a major customer in the agricultural equipment market. Non-recurring revenues in the Non-North American Equipment Industry decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, primarily due to the decrease in sales to new customers.

Non-Equipment Industry

The Company's business outside of the Equipment Industry includes sales of database management services and electronic communications services to the agricultural inputs industry, the on-line provision of information for republication to the non-daily newspaper publishing industry and until December 31, 2000, database management services to the railroad industry. Revenues in the non-Equipment Industry decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, due to the Company's focus in the Equipment Industry and the non-renewal of the railroad industry business. Management expects revenues in the non-Equipment Industry will decline significantly for the remainder of fiscal 2002. The Company's five-year contract with the Associated Press, on which its business in the non-daily newspaper publishing industry depends and which represented approximately $1.5 million in revenue on an annual basis, expired on February 28, 2002.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and variable cost of products and services sold information derived from the Company's unaudited financial statements.

   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)

                                              THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                  JANUARY 31                                      JANUARY 31
                                                                           PERCENT                                         PERCENT
                                             2002           2001            CHANGE           2002             2001           CHANGE
                                            ------         ------          --------         ------           ------        ---------
Subscriptions, support and other
   services fees
   Revenue                                  $ 2,228        $2,550            (13%)          $4,683           $5,102            (8%)
   Cost of revenue                              (58)          317           (118%)             151              690           (78%)
   Cost of revenue as a percent of
       revenue                                   (3%)          12%                               3%              14%

Software licenses and renewals
   Revenue                                      671           842            (20%)           1,491            1,601            (7%)
   Cost of revenue                              423           907            (53%)             819            1,874           (56%)
   Cost of revenue as a percent of
       revenue                                   63%          108%                              55%             117%


Professional services
   Revenue                                      419           694            (40%)             964            1,525           (37%)
   Cost of revenue                              152           402            (62%)             360              904           (60%)
   Cost of revenue as a percent of
       revenue                                   36%           58%                              37%              59%


Total
   Revenue                                  $ 3,318        $4,086            (19%)          $7,138           $8,228           (13%)
   Cost of revenue                              517         1,626            (68%)           1,330            3,468           (62%)
   Cost of revenue as a percent of
       revenue                                   16%           40%                              19%              42%


Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs and royalties on revenues in the publishing industry. Cost of subscriptions, support and other services fees as a percentage of revenue decreased significantly for the three and six month periods ended January 31, 2002, compared to the same periods last year, primarily due to the reduction of an accrual for royalties related to the settlement of a contract in the publishing industry. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter, once the royalties from revenues in the publishing industry are no longer being incurred.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software licenses and renewals as a percentage of revenue decreased for the three and six month period ended January 31, 2002, compared to the same periods last year, primarily due to lower software amortization costs as a result of the restructuring in the fourth quarter of fiscal 2001 and the sale of software licenses with no associated royalties. Management expects gross margins from software licenses and renewals to fluctuate from quarter to quarter based on the mix of products and services sold.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, primarily due to a decrease in communication software customization, which has a lower margin. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company's performance towards the contracted amount for customization projects.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

                               OPERATING EXPENSES
                                 (IN THOUSANDS)

                                                THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                    JANUARY 31              PERCENT             JANUARY 31                PERCENT
                                              2002           2001            CHANGE      2002               2001           CHANGE
                                             -------       -------                      -------           --------
Cost of products and services sold           $   517       $ 1,626           (68%)      $ 1,330           $  3,468           (62%)
Customer operations and support                  291           409           (29%)          594                813           (27%)
Selling, general and administrative            1,660         2,200           (25%)        3,517              4,433           (21%)
Software development and technical
    support                                      541           830           (35%)        1,187              1,675           (29%)
Less capitalized portion                        (172)         (508)          (66%)         (430)              (940)          (54%)
Depreciation and amortization                     53           370           (86%)          107                770           (86%)
                                             -------       -------                      -------           --------
    Net operating expenses                   $ 2,890       $ 4,927           (41%)      $ 6,305           $ 10,219           (38%)
                                             =======       =======                      =======           ========

Customer operations and support consists primarily of data center operations, software maintenance agreements for the Company's core network and customer support costs. Customer operations and support costs decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, primarily due to the cost reductions associated with the Company's restructuring. Management expects customer operations and support costs to continue to be lower than last year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

Selling, general and administrative expenses ("SG&A") decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, primarily due to the cost reductions associated with the Company's restructuring. SG&A, as a percentage of revenue, decreased from 54% for the six month period ended January 31, 2001 to 49% for the six month period ended January 31, 2002. Management expects costs in SG&A to continue to be lower than last year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

The Company's technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, primarily due to the reduction of resources related to the Company's communications products as a result of the restructuring. Management expects software development and technical support costs to continue to be lower than the previous year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

Capitalized software product costs represented 36% of software development and technical support for the six month period ended January 31, 2002, compared to 56% for the same period last year. Management expects capitalized software product costs to fluctuate from quarter to quarter depending on the deployment of the Company's resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support.

Depreciation and amortization expense decreased significantly for the three and six month periods ended January 31, 2002, compared to the same periods last year. Management expects depreciation and amortization to continue to be significantly lower than the previous year for the remainder of fiscal 2002 due to the write-off of long-lived assets related to the Company's network platform at the end of fiscal 2001.

                                   OTHER ITEMS

Earnings improved 104% from a loss of $2,738,000 for the six month period ended January 31, 2001, to net income of $97,000 for the six month period ended January 31, 2002. The substantial improvement in earnings is attributable to the restructuring, which focused the Company on its core catalog business and reduced both cash and non-cash expenses to bring them in line with our revenues.

Interest paid or accrued for payment decreased for the six month period ended January 31, 2002, compared to the same period last year, because the Company paid off $1,132,000 of debt and capital lease obligations since January 31, 2001. Non-cash interest expense of approximately $410,000 was incurred for each of the six month periods ended January 31, 2001 and 2002 due to debt discount amortization for the Debenture sold to RGC in April 2000.

Since December 1995, the Company has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, four acquisitions have been completed, all of which were fully integrated into the Company's operations prior to fiscal year 2000. The business development program is still a strong component of the Company's growth strategy.


                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    JANUARY 31                                JANUARY 31                 PERCENT
                                              2002              2001                   2002              2001             CHANGE
                                              -----           -------                 -------           -------          -------
Net cash provided by operating activities
   before changes in working capital          $ 728           $   183     298%        $ 1,472           $   180            718%
Net cash used in investing activities          (172)             (500)     66%           (430)             (950)            55%
                                              -----           -------                 -------           -------
   Subtotal                                     556              (317)    275%          1,042              (770)           235%
Effect of net changes in working capital        (54)            1,130    (105%)          (188)            1,543           (112%)
                                              -----           -------                 -------           -------
   Net cash provided by operating and
      investing activities                    $ 502           $   813     (38%)       $   854           $   773             10%
                                              =====           =======                 =======           =======

Net cash provided by operating activities before changes in working capital increased for the three and six month periods ended January 31, 2002, compared to the same periods last year, due to the reduction in cash expenses related to the Company's restructuring. Net cash used in investing activities decreased for the three and six month periods ended January 31, 2002, compared to the same periods last year, primarily due to decreased costs attributable to the development of the Company's communications software. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects the summation of cash provided by operating activities and used in investing activities to be positive for the fiscal year ended July 31, 2002, however, there can be no assurance that this result will be ultimately achieved.

At January 31, 2002, the Company had cash of approximately $490,000 compared to approximately $313,000 at July 31, 2001.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.


                                  DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                              JANUARY 31         JULY 31
                                                                2002              2001              NET
                                                             (UNAUDITED)        (AUDITED)         CHANGE
                                                             -----------        ---------         ------
Debt to Shareholder:
   Current portion of line of credit                           $    --           $   200           $(200)
   Current portion of notes payable                                222               333            (111)
   Long-term portion of notes payable                               --                56             (56)
   Debt discount (common stock warrants)                           (23)              (41)             18
                                                               -------           -------           -----
      Total Debt to Shareholder                                    199               548            (349)

Subordinated Debenture:
   Notes payable*                                                4,000             4,000              --
   Debt discount (common stock warrants and options)              (981)           (1,373)            392
                                                               -------           -------           -----
       Total Subordinated Debenture                              3,019             2,627             392

Other Debt:
    Current portion of notes payable other                         102               275            (173)
    Long-term notes payable other                                   30                78             (48)
                                                               -------           -------           -----
       Total Other Debt                                            132               353            (221)
                                                               -------           -------           -----
Total Debt                                                     $ 3,350           $ 3,528           $(178)
                                                               =======           =======           =====


* The debenture includes a condition which was in default due to the Company's delisting from Nasdaq, which gives RGC the right to call the debenture, although they have not actually done so.

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

The Company was delisted on July 7, 2001 from the NASDAQ National Market System but is currently listed on the NASDAQ Bulletin Board Market. The delisting resulted in a default condition on the RGC debenture, which gives RGC the right to accelerate the Debenture, although they have not actually done so. If the Company is unable to negotiate a new debenture or obtain waivers from the Investor, shareholders could be materially and adversely affected.

ARI has a term loan with WITECH for an original principal amount of $1.0 million payable in equal monthly principal installments over three years, commencing November 1, 1999 and which bears interest at prime plus 4.0%. As of March 13, 2002 there was $194,000 outstanding under the WITECH term loan. The only financial covenant was that ARI maintained a net worth (calculated in accordance with accounting principles generally accepted in the United States) of at least $1 million. This net worth covenant was waived as of July 31, 2001 and for the fiscal year ended July 31, 2002.

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three-year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI was required to pay a Commitment Fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three-year term by paying 2.0% of the Purchase Commitment during the second year, and 1.0% of the Purchase Commitment during the third year. The RFC Facility expires on September 28, 2002. RFC has indicated to the Company that the Facility will be extended, although there can be no assurance that this will occur. As of March 13, 2002, the balance of the RFC Facility was $650,000.

Management believes that funds generated from operations and the RFC Facility will be adequate to fund the Company's operations, investments and debt payments through fiscal 2002 if the RFC Facility is extended and the Debenture is successfully renegotiated or the necessary waiver is obtained from RGC. If management is unable to renegotiate the Debenture or obtain the necessary waiver, the Company will remain in default and owe in excess of $5 million, which would have a material adverse effect on the Company. The Company does not expect to be in a position to pay back the Debenture if it is accelerated or at the scheduled maturity date. Management has restructured the Company to reduce cash overhead by over $2 million in fiscal 2002. Management is also continually analyzing its anticipated cash flows under a variety of growth scenarios ranging from modest contraction to modest growth. Management believes that, provided the defaults can be cured, either (i) sufficient cash can be generated from the business to fund operations and a modest level of investment or (ii) that the cash profile of the business can be further restructured to be self-funding, although there can be no assurance that these efforts will be successful.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA increased from $471,000 for the six month period ended January 31, 2001 to $1,739,000 for the six month period ended January 31,2002 primarily due to reductions in cash expenses as a result of the restructuring. Management believes that EBITDA will continue to be positive for the remainder of fiscal 2002, although there can be no assurance that this will occur.

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

                           PART II - OTHER INFORMATION


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

(a) See Part I, Item 2 Management's discussion and analysis of financial condition and results of operation under liquidity with respect to information of the Company's violation of requirements of its debenture with RGC International Investors, LDC.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2001 Annual Meeting of Shareholders on December 13, 2001. The meeting was adjourned because there was not a quorum of votes and reconvened on January 31, 2002 to report the results of the shareholder votes.

(b) Votes cast for the ratification of the appointment of Brian E. Dearing to serve as director until the 2004 Annual Shareholder's Meeting were as follows:

                  For                   3,359,054
                  Against                       0
                  Abstained                82,212
                  Broker Non-Vote               0


     Votes cast for the ratification of the appointment of Richard W. Weening to serve as a director until the 2004 Annual Shareholder's meeting were as follows:

                  For                   3,368,391
                  Against                       0
                  Abstained                72,875
                  Broker Non-Vote               0


     Directors whose terms of office continue past the 2001 Annual Meeting of Shareholders are: Gordon J. Bridge, Ted C. Feierstein, Steven M. Katz and D. Bruce Merrifeld, Jr.

(c) Votes cast to ratify the appointment of Ernst & Young LLP as the Company's auditors for the year ending July 31, 2002 were as follows:

                  For                   3,402,256
                  Against                  15,355
                  Abstained                23,655
                  Broker Non-Vote               0

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          ARI Network Services, Inc.
          (Registrant)


Date:     March 17, 2002                           /s/ Brian E. Dearing
                                                 -------------------------------
                                                 Brian E. Dearing, Chairman
                                                 of the Board


                                                   /s/ Timothy Sherlock
                                                 -------------------------------
                                                 Timothy Sherlock, Chief
                                                 Financial Officer