Form 10-Q
period 2002-04-30
ARI NETWORK SERVICES INC /WI
filed 2002-06-14
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to ___________________

Commission file number 000-19608

                           ARI Network Services, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter.)



             WISCONSIN                                    39-1388360
    -------------------------------                    ----------------
    (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                    Identification No.)


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

        YES     X                       NO
           ------------                   ------------

As of June 12, 2002 there were 6,223,342 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED APRIL 30, 2002

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                                Page
   Item 1  Financial statements
               Condensed balance sheets - April 30, 2002 and July 31, 2001       3-4
               Condensed statements of operations for the three and nine
                 months ended April 30, 2002 and 2001                              5
               Condensed statements of cash flows for the nine months ended
                 April 30, 2002 and 2001                                           6
               Notes to unaudited condensed financial statements                   7
   Item 2  Management's discussion and analysis of financial condition and
             results of operations                                              7-15


PART II - OTHER INFORMATION
   Item 3  Defaults upon senior securities                                        16

Signatures


                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)



                                  ASSETS                             APRIL 30  JULY 31
                                                                       2002      2001
                                                                     -------   -------
Current assets:
   Cash                                                              $ 1,343   $   313
   Trade receivables, less allowance for doubtful accounts of $502
     at April 30, 2002 and $757 at July 31, 2001                       1,358     2,084
   Prepaid expenses and other                                             45       140
                                                                     -------   -------
Total current assets                                                   2,746     2,537

Equipment and leasehold improvements:
   Computer equipment                                                  4,394     4,394
   Leasehold improvements                                                239       239
   Furniture and equipment                                             1,024     1,000
                                                                     -------   -------
                                                                       5,657     5,633
   Less accumulated depreciation and amortization                      5,445     5,293
                                                                     -------   -------
Net equipment and leasehold improvements                                 212       340

Goodwill, less accumulated amortization of $64 at April 30,
   2002 and $54 at July 31,2001                                            5        15

Deferred financing costs, less accumulated amortization of $298 at
   April 30, 2002 and $203 at July 31, 2001                              112       207

Capitalized software development                                      24,116    23,533
   Less accumulated amortization                                      20,777    19,572
                                                                     -------   -------
Net capitalized software development                                   3,339     3,961
                                                                     -------   -------
                              TOTAL ASSETS                           $ 6,414   $ 7,060
                                                                     =======   =======


                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                     LIABILITIES AND SHAREHOLDERS' DEFICIT                         APRIL 30      JULY 31
                                                                                     2002         2001
                                                                                   ---------    ---------
Current liabilities:
   Current portion of notes payable to shareholder                                 $     152    $     333
   Current portion of notes payable                                                    3,312        2,902
   Current portion of line of credit to shareholder                                        -          200
   RFC financed receivables facility                                                     660          469
   Accounts payable                                                                      353          482
   Deferred revenue                                                                    4,668        4,811
   Accrued payroll and related liabilities                                             1,355        1,487
   Other accrued liabilities                                                           1,102        1,499
   Current portion of capital lease obligations                                          175          173
                                                                                   ---------    ---------
Total current liabilities                                                             11,777       12,356


Long term liabilities:
   Notes payable to shareholder                                                            -           15
   Notes payable                                                                           8           78
   Capital lease obligations                                                              47          158
   Accrued restructuring costs                                                           303          303
                                                                                   ---------    ---------
Total long term liabilities                                                              358          554

Shareholders' deficit:
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at April 30, 2002 and July
     31, 2001                                                                              -            -
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,223,342 and 6,184,281 shares issued and outstanding at April 30, 2002 and
     July 31, 2001, respectively                                                           6            6
   Common stock warrants and options                                                   2,459        2,459
   Additional paid-in-capital                                                         91,811       91,797
   Accumulated deficit                                                               (99,997)    (100,112)
                                                                                   ---------    ---------
Total shareholders' deficit                                                           (5,721)      (5,850)
                                                                                   ---------    ---------
                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $   6,414    $   7,060
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

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                        APRIL 30                APRIL 30
                                                                    2002        2001        2002        2001
                                                                  --------    --------    --------    --------
Net revenues:
    Subscriptions, support and other services fees                $  2,106    $  2,515    $  6,789    $  7,617
    Software licenses and renewals                                     637         823       2,128       2,424
    Professional services                                              665         538       1,629       2,063
                                                                  --------    --------    --------    --------
                                                                     3,408       3,876      10,546      12,104
Operating expenses:
    Cost of products and services sold:
       Subscriptions, support and other services fees                   30         579         181       1,269
       Software licenses and renewals *                                435         529       1,254       2,403
       Professional services                                           266         269         626       1,173
                                                                  --------    --------    --------    --------
                                                                       731       1,377       2,061       4,845
    Depreciation and amortization (exclusive of amortization of software products included in cost of products and
       services sold)                                                   55         382         162       1,152
    Customer operations and support                                    308         423         902       1,236
    Selling, general and administrative                              1,657       2,407       5,174       6,840
    Software development and technical support                         457         955       1,644       2,630
                                                                  --------    --------    --------    --------
Operating expenses before amounts capitalized                        3,208       5,544       9,943      16,703
    Less capitalized portion                                          (153)       (556)       (583)     (1,496)
                                                                  --------    --------    --------    --------
Net operating expenses                                               3,055       4,988       9,360      15,207
                                                                  --------    --------    --------    --------
Operating income (loss)                                                353      (1,112)      1,186      (3,103)
Other expense:
    Interest expense                                                  (342)       (366)     (1,082)     (1,133)
    Other, net                                                           7         (24)         11          (4)
                                                                  --------    --------    --------    --------
Total other expense                                                   (335)       (390)     (1,071)     (1,137)
                                                                  --------    --------    --------    --------
Net income (loss)                                                 $     18    $ (1,502)   $    115    $ (4,240)
                                                                  ========    ========    ========    ========
Average common shares outstanding                                    6,223       6,184       6,201       6,174

Basic and diluted net income (loss) per share                     $   0.00    ($  0.24)   $   0.02    ($  0.69)
                                                                  ========    ========    ========    ========


See notes to unaudited condensed financial statements.


* Includes amortization of software products of $410, $764, $1,205 and $2,436 and excludes other depreciation and amortization shown separately.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                             APRIL 30
                                                                         2002       2001
                                                                       -------    -------
OPERATING ACTIVITIES
   Net income (loss)                                                   $   115    $(4,240)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of network platform                                    -        428
         Amortization of software products                               1,205      2,436
         Amortization of goodwill                                           10        493
         Amortization of deferred financing costs and debt discount        710        713
         Depreciation and other amortization                               152        231
         Net change in receivables, prepaid expenses and other
           current assets                                                  821        757
         Net change in accounts payable, deferred revenue,
           accrued liabilities and RFC financed receivables facility      (610)     1,129
                                                                       -------    -------
   Net cash provided by operating activities                             2,403      1,947

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                          -        (33)
   Software product costs capitalized                                     (583)    (1,496)
                                                                       -------    -------
   Net cash used in investing activities                                  (583)    (1,529)

FINANCING ACTIVITIES
   Repayments under line of credit                                        (200)         -
   Payments under notes payable                                           (471)      (628)
   Payments of capital lease obligations                                  (133)      (112)
   Debt issuance costs incurred                                              -        (39)
   Proceeds from issuance of common stock                                   14         14
                                                                       -------    -------
   Net cash used in financing activities                                  (790)      (765)
                                                                       -------    -------
Net increase (decrease) in cash                                          1,030       (347)
Cash at beginning of period                                                313        563
                                                                       -------    -------
Cash at end of period                                                  $ 1,343    $   216
                                                                       =======    =======
Cash paid for interest                                                 $   372    $   420
                                                                       =======    =======

NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for:
    Computer equipment                                                 $    24    $   154


See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 2002

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2001.

2.       BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The weighted average number of shares outstanding used to calculate basic and diluted earnings per share result in the same earnings per share amount.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the stated value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at $100 per share plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $1,226,000 at April 30, 2002.

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










                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Total revenue for the quarter ended April 30, 2002 decreased $468,000 or 12% compared to the same period last year, primarily due to the expected decline in non-Equipment Industry revenue and a decrease in new customers in the Equipment Industry. Earnings improved 101% from a net loss of $1,502,000, or $0.24 per share for the quarter ended April 30, 2001 to net income of $18,000 or $0.00 per share for the quarter ended April 30, 2002. Management believes that, due to the restructuring in the fourth quarter of fiscal 2001 which focused the Company on our core catalog business and reduced both cash and non-cash expenses to bring them in line with our revenues, we will continue to generate enough cash from operations to fund investment and debt, although we may incur net losses for the remainder of fiscal 2002. See "Forward Looking Statements."

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

                                    REVENUES

The Company is a leading provider of electronic catalog technology-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. The Company currently serves approximately 100 lines of manufactured equipment and 25,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. The Company supplies three types of software and services: robust Web and CD-ROM electronic parts catalogs, transaction services and template-based website services. The Company's primary business is electronic cataloging; the others are complementary businesses that leverage our catalog position.

The Company also has a supplemental business that provides e-Commerce services to certain non-equipment industries including agribusiness and, until February 28,2002, publishing. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline during fiscal 2002.

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, Non-North American Equipment and non-Equipment markets.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.



                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)


                           THREE MONTHS ENDED                NINE MONTHS ENDED
    INDUSTRY SECTOR             APRIL 30       PERCENT           APRIL 30       PERCENT
                             2002      2001     CHANGE        2002      2001     CHANGE
                           -------   -------                -------   -------
EQUIPMENT INDUSTRY

   North American
      Recurring            $ 1,994   $ 1,835       9%       $ 5,877   $ 5,616        5%
      Non-recurring            681     1,002     (32%)        1,841     2,576      (29%)
                           -------   -------                -------   -------
          Subtotal           2,675     2,837      (6%)        7,718     8,192       (6%)

   Non-North American
      Recurring                202       248     (19%)          680       795      (14%)
      Non-recurring            103        48     115%           226       255      (11%)
                           -------   -------                -------   -------
          Subtotal             305       296       3%           906     1,050      (14%)

Total Equipment Industry
   Recurring                 2,196     2,083       5%         6,557     6,411        2%
   Non-recurring               784     1,050     (25%)        2,067     2,831      (27%)
                           -------   -------                -------   -------
       Subtotal              2,980     3,133      (5%)        8,624     9,242       (7%)

NON-EQUIPMENT INDUSTRY
   Recurring                   428       743     (42%)        1,914     2,815      (32%)
   Non-recurring                 -         -       -              8        47      (83%)
                           -------   -------                -------   -------
      Subtotal                 428       743     (42%)        1,922     2,862      (33%)

TOTAL REVENUE
   Recurring                 2,624     2,826      (7%)        8,471     9,226       (8%)
   Non-recurring               784     1,050     (25%)        2,075     2,878      (28%)
                           -------   -------                -------   -------
      Grand Total          $ 3,408   $ 3,876     (12%)      $10,546   $12,104      (13%)
                           =======   =======                =======   =======

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 80% for the nine months ended April 30, 2002 compared to 76% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business. Management expects the Equipment Industry revenues to increase and non-Equipment Industry revenues to decrease resulting in decreased total revenues for the remainder of fiscal 2002 compared to last year.


Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, auto and truck parts after-market, farm equipment, marine, construction, power sports, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management's strategy is to expand the Company's electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 76% for the nine months ended April 30, 2001 to 82% for the nine months ended April 30, 2002. Management expects revenues in the Equipment Industry to increase for the remainder of fiscal 2002, as management continues to focus attention and resources in this industry, but not at a rate sufficient to offset the year over year decline in non-Equipment Industry revenues.

    North American

    Recurring revenues in the North American Equipment Industry increased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, primarily due to the increase in the base revenue from the Company's catalog products. Non-recurring revenues in the North American Equipment Industry decreased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, due to fewer new customer contracts because of the decline in the manufacturing sector of the economy.

    Non-North American

    Recurring revenues in the Non-North American Equipment Industry decreased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, primarily due to the loss of a major customer in the agricultural equipment market. Non-recurring revenues in the Non-North American Equipment Industry increased for the three month period ended April 30, 2002, compared to the same period last year, primarily due to an increase in new customer contracts.

Non-Equipment Industry

The Company's business outside of the Equipment Industry includes sales of database management services and electronic communications services to the agricultural inputs industry, the on-line provision of information for republication to the non-daily newspaper publishing industry until February 28, 2002 and until December 31, 2000, database management services to the railroad industry. Revenues in the non-Equipment Industry decreased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, due to the Company's focus in the Equipment Industry and the non-renewal of the railroad industry and newspaper publishing businesses. Management expects revenues in the non-Equipment Industry will decline significantly for the remainder of fiscal 2002. The Company's five-year contract with the Associated Press, on which its business in the non-daily newspaper publishing industry depended and which represented approximately $1.5 million in revenue on an annual basis, expired on February 28, 2002.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company's unaudited financial statements.


   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)



                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      APRIL 30          PERCENT           APRIL 30         PERCENT
                                                                 2002         2001      CHANGE        2002         2001    CHANGE
                                                              -----------  -----------             -----------   ---------
   Subscriptions, support and other
   services fees
      Revenue                                                   $  2,106     $  2,515    (16%)       $  6,789     $ 7,617    (11%)
      Cost of revenue                                                 30          579    (95%)            181       1,269    (86%)
      Cost of revenue as a percent of revenue                         1%          23%                      3%         17%

   Software licenses and renewals
      Revenue                                                        637          823    (23%)          2,128       2,424    (12%)
      Cost of revenue                                                435          529    (18%)          1,254       2,403    (48%)
      Cost of revenue as a percent of revenue                        68%          64%                     59%         99%

   Professional services
      Revenue                                                        665          538      24%          1,629       2,063    (21%)
      Cost of revenue                                                266          269     (1%)            626       1,173    (47%)
      Cost of revenue as a percent of revenue                        40%          50%                     38%         57%

   Total
      Revenue                                                   $  3,408     $  3,876    (12%)      $  10,546    $ 12,104    (13%)
      Cost of revenue                                                731        1,377    (47%)          2,061       4,845    (57%)
      Cost of revenue as a percent of revenue                        21%          36%                     20%         40%





Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs and royalties on revenues in the publishing industry. Cost of subscriptions, support and other services fees as a percentage of revenue decreased significantly for the three and nine month periods ended April 30, 2002, compared to the same periods last year, primarily due to the reduction of an accrual for royalties related to the settlement of a contract in the publishing industry. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter, once the royalties from revenues in the publishing industry are no longer being incurred.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals decreased for the three and nine month periods ending April 30, 2002, compared to the same periods last year, primarily due to lower software amortization costs as a result of the restructuring in the fourth quarter of fiscal 2001. Cost of software licenses and renewals as a percentage of revenue increased slightly for the three month period ended April 30, 2002, compared to the same period last year, and decreased for the nine month period ended April 30, 2002, compared to the same period last year. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, primarily due to a decrease in communication software customization, which has a lower margin. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company's performance towards the contracted amount for customization projects.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

                               OPERATING EXPENSES
                                 (IN THOUSANDS)


                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             APRIL 30         PERCENT              APRIL 30          PERCENT
                                        2002          2001     CHANGE         2002         2001       CHANGE
                                      --------    --------                  --------    --------
Cost of products and services sold    $    731    $  1,377      (47%)       $  2,061    $  4,845      (57%)
Customer operations and support            308         423      (27%)            902       1,236      (27%)
Selling, general and administrative      1,657       2,407      (31%)          5,174       6,840      (24%)
Software development and technical
  support                                  457         955      (52%)          1,644       2,630      (37%)
Less capitalized portion                  (153)       (556)     (72%)           (583)     (1,496)     (61%)
Depreciation and amortization               55         382      (86%)            162       1,152      (86%)
                                      --------    --------                  --------    --------
    Net operating expenses            $  3,055    $  4,988      (39%)       $  9,360    $ 15,207      (38%)
                                      ========    ========                  ========    ========



Customer operations and support consists primarily of data center operations, software maintenance agreements for the Company's core network and customer support costs. Customer operations and support costs decreased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, primarily due to the cost reductions associated with the Company's restructuring. Management expects customer operations and support costs to continue to be lower than last year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

Selling, general and administrative expenses ("SG&A") decreased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, primarily due to the cost reductions associated with the Company's restructuring. SG&A, as a percentage of revenue, decreased from 57% for the nine month period ended April 30, 2001 to 49% for the nine month period ended April 30, 2002. Management expects costs in SG&A to continue to be lower than last year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

The Company's technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs decreased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, primarily due to the reduction of resources as a result of the restructuring. Management expects software development and technical support costs to continue to be lower than the previous year for the remainder of fiscal 2002 due to the cost containment efforts instituted by the restructuring.

Capitalized software product costs represented 35% of software development and technical support for the nine month period ended April 30, 2002, compared to 57% for the same period last year. Management expects capitalized software product costs to fluctuate from quarter to quarter depending on the deployment of the Company's resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support.

Depreciation and amortization expense decreased significantly for the three and nine month periods ended April 30, 2002, compared to the same periods last year. Management expects depreciation and amortization to continue to be significantly lower than the previous year for the remainder of fiscal 2002 due to the write-off of long-lived assets related to the Company's network platform at the end of fiscal 2001.

                                   OTHER ITEMS

Earnings improved from a loss of $4,240,000 for the nine month period ended April 30, 2001, to net income of $115,000 for the nine month period ended April 30, 2002. The substantial improvement in earnings is attributable to the restructuring, which focused the Company on its core catalog business and reduced both cash and non-cash expenses to bring them in line with our revenues.

Interest paid or accrued for payment decreased for the nine month period ended April 30, 2002, compared to the same period last year because the Company paid off $806,000 of debt and capital lease obligations since April 30, 2001. Non-cash interest expense of approximately $615,000 was incurred for each of the nine month periods ended April 30, 2001 and 2002 due to debt discount amortization for the Debenture sold to RGC in April 2000.

Since December 1995, the Company has had a formal and aggressive business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, four acquisitions have been completed, all of which were fully integrated into the Company's operations prior to fiscal year 2000. The business development program is still an important component of the Company's growth strategy.


                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  APRIL 30      PERCENT            APRIL 30       PERCENT
                                              2002       2001    CHANGE        2002       2001     CHANGE
                                            -------    -------               -------    -------
Net cash provided by operating activities
   before changes in working capital        $   720    $  (119)    705%      $ 2,192    $    61     3493%
Net cash used in investing activities          (153)      (579)     74%         (583)    (1,529)      62%
                                            -------    -------               -------    -------
   Subtotal                                     567       (698)    181%        1,609     (1,468)     210%
Effect of net changes in working capital        399        343      16%          211      1,886      (89%)
                                            -------    -------               -------    -------
   Net cash provided by operating and
      investing activities                  $   966    $  (355)    372%      $ 1,820    $   418      335%
                                            =======    =======               =======    =======


Net cash provided by operating activities before changes in working capital increased significantly for the three and nine month periods ended April 30, 2002, compared to the same periods last year, due to the reduction in cash expenses related to the Company's restructuring. Net cash used in investing activities decreased for the three and nine month periods ended April 30, 2002, compared to the same periods last year, primarily due to decreased costs attributable to the Company's restructuring. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects the summation of cash provided by operating activities and used in investing activities to continue to be positive for the remainder of the fiscal year ended July 31, 2002 and beyond, however, there can be no assurance that this result will be ultimately achieved.

At April 30, 2002, the Company had cash of approximately $1,343,000 compared to approximately $313,000 at July 31, 2001.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.

                                  DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                      APRIL 30    JULY 31
                                                         2002      2001         NET
                                                     (UNAUDITED) (AUDITED)    CHANGE
                                                       -------    -------    -------
Debt to Shareholder:
   Current portion of line of credit                    $    -    $   200    $  (200)
   Current portion of notes payable                        167        333       (166)
   Long-term portion of notes payable                        -         56        (56)
   Debt discount (common stock warrants)                   (15)       (41)        26
                                                       -------    -------    -------
      Total Debt to Shareholder                            152        548       (396)

Subordinated Debenture:
   Notes payable *                                       4,000      4,000          -
   Debt discount (common stock warrants and options)      (784)    (1,373)       589
                                                       -------    -------    -------
      Total Subordinated Debenture                       3,216      2,627        589
Other Debt:
   Current portion of notes payable other                   96        275       (179)
   Long-term notes payable other                             8         78        (70)
                                                       -------    -------    -------
      Total Other Debt                                     104        353       (249)
                                                       -------    -------    -------
Total Debt                                             $ 3,472    $ 3,528    $   (56)
                                                       =======    =======    =======

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

ARI has a term loan with WITECH for an original principal amount of $1.0 million payable in equal monthly principal installments over three years, commencing November 1, 1999 and which bears interest at prime plus 4.0%. As of June 12, 2002 there was $111,000 outstanding under the WITECH term loan. The only financial covenant was that ARI maintained a net worth (calculated in accordance with accounting principles generally accepted in the United States) of at least $1 million. This net worth covenant was waived as of July 31, 2001 and for the fiscal year ended July 31, 2002.

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility (the "RFC Facility"). The three-year Sale Agreement allows RFC to purchase up to $3.0 million (the "Purchase Commitment") of ARI's accounts receivable. The Purchase Commitment may be increased in increments of $1.0 million upon mutual agreement and a payment by ARI of $10,000 for each $1.0 million increase. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI was required to pay a Commitment Fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. ARI may terminate the Sale Agreement prior to three-year term by paying 2.0% of the Purchase Commitment during the second year, and 1.0% of the Purchase Commitment during the third year. The RFC Facility expires on September 28, 2002. RFC has indicated to the Company that the Facility can be extended, although there can be no assurance that this will occur. As of June 7, 2002, the balance of the RFC Facility was $156,000.

Management believes that funds generated from operations and the RFC Facility will be adequate to fund the Company's operations, investments and debt payments through fiscal 2003 if the Debenture is successfully renegotiated or the necessary waiver is obtained from RGC. If management is unable to renegotiate the Debenture or obtain the necessary waiver, the Company will remain in default and could owe in excess of $5 million, which would have a material adverse effect on the Company. The Company does not expect to be in a position to pay back the Debenture if it is accelerated or at the scheduled maturity date. Management has restructured the Company to reduce cash overhead by over $2 million in fiscal 2002. Management is also continually analyzing its anticipated cash flows under a variety of growth scenarios ranging from modest contraction to modest growth. Management believes that, provided the defaults can be cured, either (i) sufficient cash can be generated from the business to fund operations and a modest level of investment or (ii) that the cash profile of the business can be further restructured to be self-funding, although there can be no assurance that these efforts will be successful.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA increased from $481,000 for the nine month period ended April 30, 2001 to $2,564,000 for the nine month period ended April 30,2002 primarily due to reductions in cash expenses as a result of the restructuring. Management believes that EBITDA will continue to be positive for the remainder of fiscal 2002 and beyond, although there can be no assurance that this will occur.

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




                           FORWARD LOOKING STATEMENTS


Certain statements contained in this Form 10-Q are forward looking statements including projected revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as "believes," "anticipates," "expects," and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company's annual report on Form 10-K for the year ended July 31, 2001.

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



          ARI Network Services, Inc.
          (Registrant)


Date:     June 14, 2002               /s/ Brian E. Dearing
                                  -----------------------------------------
                                  Brian E. Dearing, Chairman of the Board


                                      /s/ Timothy Sherlock
                                  -----------------------------------------
                                  Timothy Sherlock, Chief Financial Officer