Form 10-K
period 2002-07-31
ARI NETWORK SERVICES INC /WI
filed 2002-11-13
CIK 879796

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

(XX)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     for the fiscal year ended July 31, 2002
                                       or

(  )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ...............  to ...............

Commission File No. 0-19608

                           ARI NETWORK SERVICES, INC.
             (Exact name of registrant as specified in its charter)

Wisconsin                                      39-1388360
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification  No.)

11425 West Lake Park Drive                        53224-3025
Milwaukee, Wisconsin                              (zip code)
(Address of principal executive offices)

        Registrant's telephone number, including area code (414) 973-4300

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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_____]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES [ ] NO [X]

As of October 15, 2002, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ bulletin board) was approximately $1.0 million.

As of October 15, 2002, there were 6,329,301 shares of Common Stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2002, for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

================================================================================

ITEM 1.  BUSINESS


BUSINESS OVERVIEW

ARI Network Services, Inc. (the "Company" or "ARI") is a leading provider of electronic catalog-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. We focus our sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the "Equipment Industry"), providing direct sales and service in North America and operating through a combination of direct sales and service and value-added sales and service agents elsewhere. Sales in these markets are driven by dealers' and other servicing agents' need for technical parts and service information needed to perform repair, warranty, and maintenance services. The Equipment Industry is made up of separate sub-markets in which the manufacturers often share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, recreation vehicles, motorcycles, marine, construction, power sports, floor maintenance, auto and truck parts aftermarket and others. By "Equipment" we mean capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing 83% of fiscal 2002 revenue. We expect the Equipment Industry to continue to be the Company's largest Industry in fiscal 2003, and expect to expand into other sub-markets within the Equipment Industry which have similar electronic catalog-related business needs.

Our products and services enable Equipment Industry manufacturers to automate business communications with their worldwide distributors, dealers, and service points. We supply three types of software and services: robust Web and CD-ROM electronic parts catalogs, template-based website services and transaction services. The electronic cataloging products and services enable partners in a service and distribution network to look up electronically technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers. The template-based website service makes it easy for a dealer to create a professional web presence and optionally to conduct electronic business with its customers. The transaction services allow the manufacturers and their distribution and service partners to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries. Our products and services use the Internet for data transport and a combination of the World-Wide Web and CD-ROM technology for user interfaces and data presentation. The primary product line is electronic catalogs; the other products are supplementary offerings that leverage our position in the catalog market.

Our sales and marketing activities are focused primarily on Equipment Industry manufacturers that sponsor our products and services to their dealers, distributors and/or service points. These manufacturers have the financial capability and business power to implement an automation strategy throughout their service and distribution networks. We believe that the implementation of our products can reduce internal costs for manufacturers and increase loyalty and productivity in the service and distribution network as well as end-customer satisfaction. In addition to software licenses and support services, a typical implementation for a given manufacturer will involve professional services for project management, software customization and continuing catalog updates. Once manufacturer sponsorship is obtained, we also develop a direct business relationship with the distributors, dealers, and service points for software and services.

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

Our customer base currently comprises approximately 100 lines of manufactured equipment in approximately a dozen different sub-markets of the Equipment Industry, as well as over 25,000 dealers, distributors, and repair facilities in more than 100 countries. No single customer accounted for 10% or more of our revenues in fiscal 2002.

As part of our historical business practice, we continue to provide electronic directory and transaction services, to the U.S. and Canadian agribusiness industry, which accounted for 11% of our total revenue in fiscal 2002. During fiscal 2002, we also provided on-line information management services to the non-daily newspaper publishing industry, which accounted for 6% of our total revenue in fiscal 2002. The contract with the non-daily newspaper publishing industry expired in February 2002.

Our executive offices are located at 11425 West Lake Park Drive, Milwaukee, Wisconsin 53224 and our telephone number at that location is (414) 973-4300. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com(TM), which is not part of this report.

MISSION AND STRATEGY

Our mission is to be the leading provider of electronic catalog-enabled business solutions for sales, services and product support in selected manufacturing industry segments to primarily those with shared distribution channels and service networks. Our vision is that whenever a manufacturer in one of our target markets distributes technical parts and service information electronically to a distributor, dealer or service location, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets, and to be the leading provider of electronic catalog products and services. After establishing a position in a market, we will then bring other products and services to bear in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality electronic catalog-enabled software and services that industry participants will adopt and use effectively.

Our strategy includes driving growth in our targeted markets through three distinct programs: (i) sales; (ii) strategic alliances; and (iii) acquisitions. Our external sales team focuses on large manufacturers and distributors in the targeted industry sectors, while internal telesales representatives sell to dealers and small to medium sized distributors. The alliance strategy includes three parts: (i) manufacturer sales partners; (ii) COMPASS partners; and (iii) non-US sales and service agents. We have relationships with Click Commerce, Commercial Communications, Inc. and others under which they sell or co-market our catalog products and services as part of their total offering. We are actively cultivating relationships with other potential manufacturer sales partners. Through our COMPASS Partners program, we have a strategic alliance relationship with over 100 companies that provide complementary software and services to distributors and dealers in our targeted industries. Outside of North America, we sell to manufacturers directly, but use local agents to provide sales and support to dealers. We also selectively seek to acquire businesses with market positions in our targeted markets, additional products that we can provide to our customer base, and development talent to supplement our current staff.

Through our sales, alliance and acquisition programs, we expect to expand our business both by growing market share in our current Equipment sectors and by entering new sectors.

PRODUCTS AND SERVICES

We offer three basic kinds of services to our customers in the Equipment
Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment, (ii) website services which allow a dealer to create a website using a series of templates and (iii) electronic communications for exchanging documents such as purchase orders, invoices, and warranty claims. The following table shows the software products and services that we offer, a brief description of the products and the industries where they are currently in use.

                                        ELECTRONIC CATALOG PRODUCTS AND SERVICES
-------------------------------------------------------------------------------------------------------------------------
    PRODUCT OR SERVICE                           DESCRIPTION                              PRIMARY INDUSTRY/MARKET
--------------------------- ------------------------------------------------------- -------------------------------------
PartSmart(TM)               Electronic parts catalog for equipment dealers          Equipment - all sub-markets except
                                                                                    RV and manufactured housing
--------------------------- ------------------------------------------------------- -------------------------------------
EMPARTweb(TM)               Web based electronic parts catalog based upon the       Equipment - outdoor power, auto and
                            EMPART database technology                              truck parts after market, marine
                                                                                    and motorcycle
--------------------------- ------------------------------------------------------- -------------------------------------
EMPARTviewer(TM)            Electronic parts catalog viewing software               Equipment - RV and manufactured
                                                                                    housing only
--------------------------- ------------------------------------------------------- -------------------------------------
EMPARTpublisher(TM)         Electronic parts catalog creation software used to      Equipment - all sub-markets
                            produce catalogs for viewing on EMPARTweb, PartSmart,
                            and EMPARTviewer
--------------------------- ------------------------------------------------------- -------------------------------------
Electronic publishing       Project management, data conversion, editing,           Equipment - all sub-markets
services                    production, and distribution services for
                            manufacturers who wish to outsource catalog
                            production operations
--------------------------- ------------------------------------------------------- -------------------------------------
EMPARTweb(TM)               Add-on product to Empartweb that facilitates order      Equipment - all sub-markets
Shopping Cart               taking from the catalog
--------------------------- ------------------------------------------------------- -------------------------------------
Gardenpart.com(TM)/         Integrated multi-manufacturer catalog and ordering      Equipment - all sub-markets
EMPARTweb(TM)Portal         system for the web
--------------------------- ------------------------------------------------------- -------------------------------------
Professional services       Project management, software customization, roll-out    Equipment - all sub-markets
                            management, and help desk support services
--------------------------- ------------------------------------------------------- -------------------------------------

                                                    WEBSITE SERVICES
-------------------------------------------------------------------------------------------------------------------------
    PRODUCT OR SERVICE                           DESCRIPTION                              PRIMARY INDUSTRY/MARKET
--------------------------- ------------------------------------------------------- -------------------------------------
WebSite Smart(TM)           Template-based software to create customized dealer     Equipment - outdoor power, power
                            websites and conduct business electronically            sports
--------------------------- ------------------------------------------------------- -------------------------------------

                                    ELECTRONIC COMMUNICATIONS PRODUCTS AND SERVICES
-------------------------------------------------------------------------------------------------------------------------
    PRODUCT OR SERVICE                           DESCRIPTION                              PRIMARY INDUSTRY/MARKET
--------------------------- ------------------------------------------------------- -------------------------------------
TradeRoute(R)               Document handling and communications for product        Equipment - Outdoor power and RV
                            ordering, warranty claims and other business documents
--------------------------- ------------------------------------------------------- -------------------------------------

As part of our historical business practice, we continue to provide electronic directory and transaction services to the U.S. and Canadian agribusiness industry. These products and services are expected to continue to be a declining percentage of the Company's total revenue over time.

ACQUISITIONS

Since December 1995, ARI has had a business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program's inception, more than 350 acquisition candidates have been evaluated, resulting in four completed acquisitions. The following table shows selected information regarding these acquisitions:


Acquisition Date          Acquired Company and Location                 Description of Acquired Company
------------------------- --------------------------------------------- --------------------------------------
November 4, 1996          cd\*.IMG, Inc. ("CDI")                        CDI developed the Plus1(R)
                          New Berlin, WI                                electronic parts catalog which
                                                                        featured parts information from over
                                                                        20 manufacturers in the outdoor
                                                                        power, marine, motorcycle and power
                                                                        sports industries and was replaced
                                                                        with the Partsmart electronic
                                                                        catalog.

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

COMPETITION

Competition for ARI's products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, our direct competitors include ProQuest and Enigma which provide electronic service catalogs in the motorcycle, marine, and auto markets, and a variety of small companies focused on specific industries. Many of these smaller companies may also represent acquisition targets for us. There are also other companies that provide more general catalog services such as Saqqara Systems, Inc. and Requisite Technology, Inc. that may in the future directly compete with us in our target markets. In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, Commerce One, and i2 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future. WebSite Smart(TM) has many competitors, including PowerSports Network, Inc. and many internet service providers. In the communications part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. There are also large, general market e-Commerce companies like SBC Technologies, which offer products and services which could address some of our customers' needs. These general e-Commerce companies do not typically compete with us directly, but they could decide to do so in the future. These companies may also represent alliance partner opportunities for us. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called "net communities," such as Chemdex or VerticalNet, which could expand their offerings to target our served markets. Finally, given the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.

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

EMPLOYEES

As of October 15, 2002, we had 87 full-time equivalent employees. Of these, 13 are engaged in maintaining or developing software and providing software customization services, 19 are in sales and marketing, 18 are engaged in catalog creation and maintenance or database management, 30 are involved in customer implementation and support and 7 are involved in administration and finance. None of these employees is represented by a union.

ITEM 2.  PROPERTIES

ARI occupies approximately 17,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring June 30, 2009. This facility houses our headquarters and server room. In Colorado Springs, Colorado, we occupy approximately 5,500 square feet of office space under a lease expiring January 31, 2006. In Williamsburg, Virginia we occupy approximately 5,100 square feet of office space under a lease that expires October 1, 2004. In the Netherlands we occupy approximately 450 square feet of office space under a month-to-month lease.

ITEM 3.  LEGAL PROCEEDINGS

On November 8, 2002, the Company filed a complaint (the "Complaint") in the Milwaukee County Circuit Court, Milwaukee, WI, against RGC International Investors, LDC ("Rose Glen"), ARI Network Services Partners (which is not in any way affiliated with the Company), Dolphin Offshore Partners, LP and SDS Merchant Fund, LP. Rose Glen is the original purchaser of the Company's outstanding convertible subordinated Debenture due 2003 (the "Debenture") and the other defendants are alleged transferees of the Debenture. Taglich Brothers, Inc. is the agent for the three alleged transferees.

The Complaint alleges that on August 28, 2002, Rose Glen orally offered to enter into an eight month "stand-still" agreement with the Company under which Rose Glen would not exercise any claimed acceleration rights under the Debenture. On August 28, 2002, Rose Glen orally offered to enter into this eight month "stand-still" in return for an immediate payment of $500,000 by the Company. Rose Glen also offered to give the Company an option to buy back the Debenture and all other securities sold to Rose Glen in return for a payment of $1 million at any time during the eight month stand-still period. Rose Glen subsequently confirmed the offer in writing. The Company accepted Rose Glen's offer on September 13, 2002.

The Complaint further alleges that Rose Glen was apparently shopping the Debenture behind the Company's back. Although Rose Glen verbally confirmed the agreement with the Company, Rose Glen later changed its position and informed the Company it would not live up to the terms of the agreement. Rose Glen then told the Company that it had sold the Debenture. The Company has now been contacted by Taglich Brothers, Inc., on behalf of three alleged transferees, which is making demands that are wholly inconsistent with the agreement and which has submitted a purported demand to accelerate the maturity of the Debenture. The Company intends to vigorously contest the validity of this demand.

The Complaint alleges, among other things, claims for a declaratory judgment, breach of contract, specific performance and breach of the covenant of good faith and fair dealing. The Complaint requests, among other things, damages and specific performance of the agreement.

The Complaint was only recently filed and none of the defendants has filed an answer. On November 1, 2002, prior to the Company's filing of the Complaint, the Company received a letter from Rose Glen's counsel stating that no such agreement exists and that Rose Glen had sold its interest in the Debenture and related securities and assigned its rights and obligations on or around September 27, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names of ARI's executive officers as of October 15, 2002. The officers serve at the discretion of the Board.

Name                            Age      Capacities in Which Serving
----                            ----     ----------------------------
Brian E. Dearing                 47      Chairman of the Board of Directors, CEO and President
Timothy Sherlock                 50      CFO, Secretary, Treasurer and Vice President of  Finance
John C. Bray                     45      Vice President of New Market Development
Michael E. McGurk                54      Vice President of Technology Operations
Frederic G. Tillman              40      Vice President of Technology Development
Jeffrey E. Horn                  40      Vice President of North American Sales


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

TIMOTHY SHERLOCK. Mr. Sherlock was appointed Chief Financial Officer, Secretary, Treasurer and Vice President of Finance in April 2001. Prior to joining ARI, Mr. Sherlock was CFO and vice president of finance and administration for Catalyst International, Inc., a warehouse management software specialist. Before joining Catalyst in 1999, he held a series of progressively more responsible finance positions at Rennaissance Learning (RLRN), a leading educational software firm based in Wisconsin Rapids, Wis. culminating in his appointment as vice president, secretary and CFO. His early career included a variety of financial management positions at Cray Research, Inc., Eagan, Minn., from 1983 to 1995. Mr. Sherlock, a Certified Public Accountant, received a BA in business administration from the College of St. Thomas, St. Paul, Minn.

JOHN C. BRAY. Mr. Bray was appointed Vice President of Sales in September 1996 and became Vice President of New Market Development in March 2002. Prior to joining ARI, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services (GEIS) in Rockville, Maryland. Before joining GEIS, Mr. Bray had a six year sales career at AT&T, culminating in his appointment as Regional Vice President of Sales for AT&T's EasyLink Services, marketing electronic commerce services. He holds a BA in marketing from the University of Iowa.

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

JEFFREY E. HORN. Mr. Horn joined ARI in December 2000 as Director of U.S. Sales. In September 2002, Mr. Horn was appointed Vice President of North American Sales. Before joining ARI, Mr. Horn held sales executive positions for a number of technology-based companies with the responsibility of establishing, maintaining and expanding customer relationships in the technology marketplace. Prior to joining ARI, Mr. Horn was Director of Sales, North America for CyberShift, Inc., Parsippany, New Jersey, a division of Amano-Blick International. Before joining CyberShift in 1995, Mr. Horn was National Accounts District Manager for Automatic Data Processing, Milwaukee, Wisconsin, and District Sales Manager for Kronos Incorporated, Houston, Texas. Mr. Horn holds a BA in business administration from the University of North Texas.

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

Fiscal Quarter Ended                High            Low

October 31, 2000 ........          $2.594          $1.750

January 31, 2001 ........          $2.250          $0.938

April 30, 2001 ..........          $1.625          $0.688

July 31, 2001 ...........          $1.050          $0.220

October 31, 2001 ........          $0.320          $0.180

January 31, 2002 ........          $1.000          $0.200

April 30, 2002 ..........          $0.800          $0.310

July 31, 2002 ...........          $0.510          $0.300


As of October 25, 2002, there were approximately 234 holders of record of the Company's common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 2002, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. Audited Financial Statements and Notes as of July 31, 2002 and 2001 and for each of the three years in the period ended July 31, 2002, and the report of Ernst & Young LLP thereon are included elsewhere in this Report. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEAR ENDED JULY 31
                                                             --------------------------------------------------------------------
                                                               2002           2001           2000           1999           1998
                                                             --------       --------       --------       --------       --------
Subscriptions, support and other services revenues           $  8,915       $  9,985       $  9,743       $  8,616       $  5,811
Software license and renewal revenues                           2,721          3,266          1,289          2,822          1,431
Professional services revenues                                  2,227          2,526          2,272          1,450            722
                                                             --------       --------       --------       --------       --------
    Total revenues                                             13,863         15,777         13,304         12,888          7,964
Operating expenses:
    Cost of subscriptions, support and other
       services sold                                              387          1,740          1,415          1,431          1,327
    Cost of software licenses and renewals sold (1)             1,523          3,137          3,614          2,543          1,333
    Cost of professional services sold                            738          1,359          1,965          1,234            407
    Depreciation and amortization (exclusive of
       amortization of software products included in
       cost of sales)                                             223          1,517          1,778          1,773          1,021
    Customer operations and support                             1,220          1,597          2,048          1,017            708
    Selling, general and administrative                         6,835          8,790          8,214          6,995          4,586
    Software development and technical support                  2,056          3,317          2,779          2,786          2,198
    Restructuring and other charges (2)                            --          7,766             --             --             --
                                                             --------       --------       --------       --------       --------
       Operating expenses before amounts
            capitalized                                        12,982         29,223         21,813         17,779         11,580
    Less capitalized portion                                     (717)        (1,972)        (1,729)        (1,802)        (1,546)
                                                             --------       --------       --------       --------       --------
       Net operating expenses                                  12,265         27,251         20,084         15,977         10,034
                                                             --------       --------       --------       --------       --------
Operating income (loss)                                         1,598        (11,474)        (6,780)        (3,089)        (2,070)
Other income (expense)                                         (1,410)        (1,551)          (822)          (326)           (70)
                                                             --------       --------       --------       --------       --------
    Net income (loss)                                        $    188       $(13,025)      $ (7,602)      $ (3,415)      $ (2,140)
                                                             ========       ========       ========       ========       ========

Weighted average diluted common shares outstanding              6,238          6,175          6,002          5,061          4,119
Basic and diluted net income (loss) per share                $   0.03       $  (2.11)      $  (1.27)      $  (0.67)      $  (0.52)

                          SELECTED BALANCE SHEET DATA:
                                 (IN THOUSANDS)

Working capital (deficit)                                    $ (8,713)      $ (9,696)      $ (4,680)      $ (3,476)      $    762
Capitalized software development (net) (3)                      3,066          3,961         11,901         14,052          9,122
Total assets                                                    6,374          7,060         18,488         20,438         12,808
Current portion of long-term debt and capital
    lease obligations                                           3,691          3,608            933            713             58
Total long-term debt and capital lease obligations                 26            251          2,695          3,511          1,653
Total shareholders' equity (deficit)                           (5,606)        (5,850)         7,159          9,756          8,962


(1) Includes amortization of software products of $1,612, $3,178, $3,224, $2,057 and $1,121.

(2)      See note 3 to the financial statements.

(3) Fiscal 1999 includes a reclassification of $5,208 from goodwill as a result of the finalization of the purchase price allocation for the NDI acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

ARI achieved its first full year of profitable operations, with earnings increasing from a net loss of $13,025,000 for the fiscal year ended July 31, 2001 to net income of $188,000 for the fiscal year ended July 31, 2002. The increase in earnings was due to the one-time charges to earnings in fiscal 2001 associated with the Company's restructuring and the cost reductions in fiscal 2002 as a result of the restructuring. Total revenue declined 12% during fiscal 2002 compared to fiscal 2001, while recurring revenues in the Equipment Industry grew 3%. The decline in revenue was primarily due to the expected decline in the Company's non-strategic product revenues and a decline in new customer customization revenues in the Company's strategic product lines. Management expects the Company to continue to generate enough cash to fund operations, investment and pay down debt in fiscal 2003, but given the problematic outlook for the economy, profitability is not assured. In the event the Company is not successful in its lawsuit regarding the Debenture, management expects the Company would be able to pay the Debenture in full over several years but it cannot pay it in full at this time. See "Liquidity and Capital Resources".

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

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company currently reserves for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Debt Instruments

The Company valued a debt discount for Common Stock Warrants and Options granted in consideration for the Debenture and the WITECH Facility using the Black Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.

Impairment of Long-Lived Assets

Equipment and leasehold improvements and capitalized software product costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

                                    REVENUES

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry. The Equipment Industry has been a growing percentage of our revenue over the past five years, representing approximately 83% of the Company's total revenue in fiscal 2002. The Company's strategic focus is electronic catalog and related products in the Equipment Industry, which represents approximately 77% of the Company's total revenue in fiscal 2002.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company's financial statements:

                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)


                                                                   YEAR ENDED JULY 31
                                      ----------------------------------------------------------------------------
           INDUSTRY SECTOR:                                        PERCENT                                 PERCENT
                                        2002         2001          CHANGE        2001         2000          CHANGE
                                      -------      -------         -------     -------      -------        -------
EQUIPMENT INDUSTRY
    North American
       Recurring                      $ 7,881      $ 7,715            2%       $ 7,715      $ 5,219           48%
       Non-recurring                    2,298        3,014          (24)%        3,014        2,245           34%
                                      -------      -------                     -------      -------
          Subtotal                     10,179       10,729           (5)%       10,729        7,464           44%

    Non-North American
       Recurring                        1,039          981            6%           981          402          144%
       Non-recurring                      294          350          (16)%          350          619          (43)%
                                      -------      -------                     -------      -------
          Subtotal                      1,333        1,331            0%         1,331        1,021           30%

    Total Equipment Industry
       Recurring                        8,920        8,696            3%         8,696        5,621           55%
       Non-recurring                    2,592        3,364          (23)%        3,364        2,864           17%
                                      -------      -------                     -------      -------
          Subtotal                     11,512       12,060           (5)%       12,060        8,485           42%

NON-EQUIPMENT INDUSTRY
    Recurring                           2,343        3,686          (36)%        3,686        4,483          (18)%
    Non-recurring                           8           31          (74)%           31          336          (91)%
                                      -------      -------                     -------      -------
    Subtotal                            2,351        3,717          (37)%        3,717        4,819          (23)%


TOTAL REVENUE
    Recurring                          11,263       12,382           (9)%       12,382       10,104           23%
    Non-recurring                       2,600        3,395          (23)%        3,395        3,200            6%
                                      -------      -------                     -------      -------
    Grand Total                       $13,863      $15,777          (12)%      $15,777      $13,304           19%
                                      =======      =======                     =======      =======

                  REVENUE BY PRODUCT IN THE EQUIPMENT INDUSTRY
                                 (IN THOUSANDS)

                                                                   YEAR ENDED JULY 31
                                      ----------------------------------------------------------------------------
               PRODUCT:                                            PERCENT                                 PERCENT
                                        2002        2001           CHANGE       2001         2000           CHANGE
                                      -------      -------         -------     -------      -------        -------
EQUIPMENT INDUSTRY
    Catalog and related
       Recurring                      $ 8,258      $ 7,482           10%       $ 7,482      $ 4,390           70%
       Non-recurring                    2,464        3,067          (20)%        3,067        1,596           92%
                                      -------      -------                     -------      -------
          Subtotal                     10,722       10,549            2%        10,549        5,986           76%

    Communications
       Recurring                          662        1,214          (45)%        1,214        1,231           (1)%
       Non-recurring                      128          297          (57)%          297        1,268          (77)%
                                      -------      -------                     -------      -------
          Subtotal                        790        1,511          (48)%        1,511        2,499          (40)%
                                      -------      -------                     -------      -------
    Total Equipment Industry          $11,512      $12,060           (5)%      $12,060      $ 8,485           42%
                                      =======      =======                     =======      =======

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Recurring revenues decreased in fiscal 2002, compared to the prior year, due to decreases in the non-equipment industry revenues and increased in fiscal 2001, compared to the prior year, primarily due to increases in Equipment Industry revenues. Recurring revenue, as a percentage of total revenue, increased from 76% in fiscal 2000 and 78% in fiscal 2001 to 81% in fiscal 2002 primarily due to increases in the customer base in the Equipment Industry. Management believes a ratio of approximately two thirds recurring revenue to one third non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter or year to year.

Non-recurring revenues are derived from initial software licenses and professional service fees. Non-recurring revenues decreased in fiscal 2002, compared to the prior year, primarily due to a decrease in large customization projects in the Equipment Industry. Non-recurring revenues increased in fiscal 2001, compared to fiscal 2000, due to increased catalog license revenue in the Equipment Industry. Management believes that non-recurring revenues in the Equipment Industry will increase slightly during fiscal 2003.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, recreation vehicles, motorcycles, marine, construction, power sports, floor maintenance, auto and truck parts aftermarket and others. Management's strategy is to expand the Company's electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add additional products and services in these markets and then expand to other similar markets in the future.

         North American

         Recurring revenues in the North American Equipment Industry increased in fiscal 2002 and fiscal 2001, compared to the prior year, primarily due to an increase in the base of catalog customers. Non-recurring revenues in the North American Equipment Industry decreased in fiscal 2002, compared to the prior year, primarily due to a decrease in major software customization projects. Non-recurring revenues in the North American Equipment Industry increased in fiscal 2001, compared to the prior year, primarily due to increased software and professional services sold to new and existing manufacturing customers.

         Non-North American

         Recurring revenues in the non-North American Equipment Industry increased in fiscal 2002 and fiscal 2001, compared to the prior year, primarily due to an increase in the base revenue of catalog customers. Non-recurring revenues in the non-North American Equipment Industry decreased in fiscal 2002, compared to the prior year, primarily due to a decrease in major software customization projects. Non-recurring revenues in the non-North American Equipment Industry decreased in fiscal 2001, compared to the prior year, primarily due to lower new software licenses because of the decline in the manufacturing sector of the economy.

         Catalog and Related Products

         Revenues from the Company's catalog and related products in the Equipment Industry increased in fiscal 2002 and fiscal 2001, compared to the prior year, primarily due to an increase in the Company's base of electronic catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring and non-recurring catalog and related revenues to increase in both the North American and non-North American Equipment Industry in fiscal 2003 and beyond, as the Company continues to focus attention and resources on its catalog products.

         Communications Products

         Revenues from the Company's communications products decreased in both fiscal 2002 and fiscal 2001, compared to the prior year, primarily due to a decline in new product licenses and software customizations in fiscal 2001 and a decline in the base of communications customers. The Company has focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue in fiscal 2003.

Non-Equipment Industry Business

The Company's business outside of the Equipment Industry includes sales of database management services to the agricultural inputs industry and, for fiscal 2000 and part of fiscal 2001, the railroad industry, electronic communications services to the agricultural inputs industry, and, for fiscal 2000, fiscal 2001 and part of fiscal 2002, the on-line provision of information for republication to the non-daily newspaper publishing industry. Both recurring and non-recurring revenues in this business have decreased from the prior year in fiscal 2002 and in fiscal 2001. Our five-year contract with the Association of American Railroads expired in December 2000 and our five-year contract with the Associated Press, expired in February 2002. Revenue from these contracts was approximately $0.9 million in fiscal 2002.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company's financial statements.

   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED JULY 31
                                                   -------------------------------------------------------------------------------
            PRODUCT:                                                            PERCENT                                    PERCENT
                                                     2002         2001           CHANGE         2001         2000           CHANGE
                                                   -------       -------        -------       -------       -------        -------

Subscriptions, support and other services
fees
   Revenue                                         $ 8,915       $ 9,985           (11)%      $ 9,985       $ 9,743             2%
   Cost of revenue                                     387         1,740           (78)%        1,740         1,415            23%
   Cost of revenue as a percent of revenue               4%           17%                          17%           15%

Software licenses and renewals
   Revenue                                           2,721         3,266           (17)%        3,266         1,289           153%
   Cost of revenue                                   1,523         3,137           (51)%        3,137         3,614           (13)%
   Cost of revenue as a percent of revenue              56%           96%                          96%          280%

Professional services
   Revenue                                           2,227         2,526           (12)%        2,526         2,272            11%
   Cost of revenue                                     738         1,359           (46)%        1,359         1,965           (31)%
   Cost of revenue as a percent of revenue              33%           54%                          54%           86%

Total
   Revenue                                         $13,863       $15,777           (12)%      $15,777       $13,304            19%
   Cost of revenue                                   2,648         6,236           (58)%        6,236         6,994           (11)%
   Cost of revenue as a percent of revenue              19%           40%                          40%           53%


Cost of subscriptions, support and other services consists primarily of telecommunication costs, catalog replication and distribution costs and royalties on revenues in the newspaper publishing industry (non-equipment). Cost of subscriptions, support and other services fees as a percentage of revenue decreased significantly in fiscal 2002, compared to the prior year, primarily due to the elimination of revenues and related royalties in the newspaper publishing industry, which have a lower margin than other revenues in this category, and the favorable settlement of a reserve for royalties in the newspaper publishing industry. Cost of subscriptions, support and other services fees as a percentage of revenue remained relatively the same in fiscal 2001, compared to the prior year. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter, now that the royalties from revenues in the newspaper publishing industry are no longer being incurred.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue decreased significantly in fiscal 2002, compared to the prior year, primarily due to lower software amortization costs as a result of the restructuring in the fourth quarter of fiscal 2001 and the elimination of royalties associated with the NDI acquisition. Cost of software licenses and renewals as a percentage of revenue decreased in fiscal 2001, compared to the prior year, due to lower software license and renewal revenues but constant software product amortization costs, which are fixed regardless of the level of sales. Management expects gross margins from software licenses and renewals to fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased in fiscal 2002 and fiscal 2001, compared to the prior year, primarily due to significant decreases in communication software customizations, which have low or negative margins and an increase in catalog production revenue as the Company converted several NDI contracts from a fixed price to a time and materials price. Management expects gross margins on professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company's performance towards the contracted amount for customization projects.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's financial statements:

                               OPERATING EXPENSES
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED JULY 31
                                                      ----------------------------------------------------------------------------
                                                                                   PERCENT                                 PERCENT
                                                        2002         2001          CHANGE       2001         2000          CHANGE
                                                      --------     --------        -------    --------     --------       --------

Cost of products and services sold                    $  2,648     $  6,236          (58)%    $  6,236     $  6,994          (11)%
Customer operations and support                          1,220        1,597          (24)%       1,597        2,048          (22)%
Selling, general and administrative                      6,835        8,790          (22)%       8,790        8,214            7%
Software development and technical support               2,056        3,317          (38)%       3,317        2,779           19%
Depreciation and amortization (exclusive
  of amortization of software products included
  in cost of products and services sold)                   223        1,517          (85)%       1,517        1,778          (15)%
Restructuring and other charges                             --        7,766         (100)%       7,766           --          n/a
Less capitalized portion                                  (717)      (1,972)         (64)%      (1,972)      (1,729)          14%
                                                      --------     --------                   --------     --------
 Net operating expenses                               $ 12,265     $ 27,251          (55)%    $ 27,251     $ 20,084           36%
                                                      ========     ========                   ========     ========


Net operating expenses decreased significantly in fiscal 2002, compared to the prior year, as a result of cost reductions associated with the Company's restructuring and increased in fiscal 2001, compared to the prior year, primarily due to restructuring and other charges.

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company's core network and customer support costs. Customer operations and support costs decreased in fiscal 2002, compared to the prior year, primarily due to the cost reductions associated with the Company's restructuring. Customer operations and support costs decreased in fiscal 2001, compared to the prior year, primarily due to cost reductions in catalog data maintenance and directory services. Management expects these costs to remain more or less at the same level in fiscal 2003.

Selling, general and administrative expenses ("SG&A") decreased in fiscal 2002, compared to the prior year, primarily due to the cost reductions associated with the Company's restructuring. SG&A increased in fiscal 2001, compared to the prior year, primarily due to the hiring of additional upper level finance, sales and marketing personnel. SG&A, as a percentage of revenue, was 49% in fiscal 2002, 56% in fiscal 2001 and 62% in fiscal 2000. Management expects SG&A to decline as a percentage of revenues in the future.

The Company's technical staff (in-house and contracted) is allocated between software development and technical support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses from quarter to quarter, as the mix of development and customization activities will change based on customer requirements. During fiscal 2002, our technical resources were primarily focused on enhancements to our CD-ROM and Web-based catalog products and on-going catalog updates. During fiscal 2001, our technical resources were focused primarily on a new release of TradeRoute(R), a major customization project of our Web-based catalog for a customer in the auto parts aftermarket industry and on-going catalog data updates. During fiscal 2000, our technical resources were focused primarily on customization projects for our TradeRoute(R) customers and development of Web-based communications and cataloging software. We expect our technical resources to continue to focus on software customization, catalog data updates and development of catalog software in fiscal 2003, although the mix may fluctuate quarter to quarter based on customer requirements. We expect software customization and development expenses to remain more or less at the same level during fiscal 2003.

Depreciation and amortization expenses decreased significantly in fiscal 2002, compared to fiscal 2001 and fiscal 2000, primarily due to the write-off of the Company's communications platform as a result of the restructuring in July 2002. Depreciation and amortization, as a percentage of total revenue, was 2% in fiscal 2002, 10% in fiscal 2001 and 13% in fiscal 2000. Management expects depreciation and amortization expenses to remain more or less at the same level in fiscal 2003.

In the fourth quarter of fiscal 2001, management commenced a restructuring designed to refocus resources from the Company's communication products to the Company's core catalog products, which contribute greater cash margins, in order to reach sustainable cash generation and earnings. During the quarter ended July 31, 2001, the Company incurred non-cash impairment charges of $7,333,000 for the write-off of long-lived assets related to our network platform and communication software and $433,000 in accrued restructuring expense related to severance and future minimum lease payments. By the end of October 2001, the Company had reduced its number of full-time equivalent employees to 101 from 137 prior to the restructuring and eliminated all but a few contract staff. The reductions have not had a material adverse effect on the Company's competitiveness or operations and the restructuring positioned the Company to show a quarterly profit for the entire year in fiscal 2002.

Capitalized development costs represented 35% of software development and support expense in fiscal 2002, compared to 59% in fiscal 2001 and 62% in fiscal 2000. Capitalized expenses decreased in fiscal 2002, compared to fiscal 2001 and fiscal 2000, as a percentage of software development and technical support, because the Company's development resources were focused on software customization projects and catalog data updates, both of which are expensed.

                                   OTHER ITEMS

Interest expense decreased $152,000 in fiscal 2002, compared to the prior year, as the Company paid off $808,000 of debt principal. Interest expense increased $794,000 in fiscal 2001, compared to the prior year, due to the Debenture and additional financing by the Company under its RFC facility. The Company expects interest expense to decrease in fiscal 2003, as the Company continues to pay down principal balances. See "Liquidity and Capital Resources".

The Company had net income of $188,000 in fiscal 2002, an improvement of $13,213,000 over the prior year, primarily due to cost reductions associated with the restructuring. Earnings decreased $5,423,000 in fiscal 2001, compared to the prior year, primarily due to the write-off of impaired assets and the accrual of related expenses in the Company's restructuring. Management expects earnings to be near break-even in fiscal 2003, assuming that the Company's debt can be restructured, although there can be no assurance that this will occur. See "Liquidity and Capital Resources".

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's financial statements.

                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED JULY 31
                                                           -----------------------------------------------------------------------
                                                                                     PERCENT                               PERCENT
                                                             2002        2001        CHANGE      2001         2000         CHANGE
                                                           -------      -------      -------    -------     -------        -------
Net cash provided by (used in) operating activities
   before changes in working capital                       $ 3,034     $   401         657%     $   401     $(2,316)        117%
Net cash used in investing activities                       (1,058)     (1,977)         46%      (1,977)     (1,792)        (10)%
                                                           -------      ------                  -------     -------
   Subtotal                                                  1,976      (1,576)        225%      (1,576)     (4,108)         62%
Effect of net changes in working capital                      (391)      2,084        (119)%      2,084       1,153          81%
                                                           -------      ------                  -------     -------
   Net cash provided by (used in) operating and
     investing activities                                  $ 1,585     $   508         212%     $   508     $(2,955)        117%
                                                           =======     =======                  =======     =======

Net cash provided by (used in) operating activities before changes in working capital increased in fiscal 2002, compared to the prior year, due to cost reductions associated with the Company's restructuring. Net cash provided by (used in) operating activities before changes in working capital increased in fiscal 2001, compared to the prior year, due to increased revenues and tight cost controls.

Net cash used in investing activities decreased in fiscal 2002, compared to the prior year, due to cost reductions in the communications software development area associated with the Company's restructuring. Net cash used in investing activities increased in fiscal 2001, compared to the prior year, due to increased costs attributable to the development of the Company's Web-based communications and catalog software and a new release of the Company's TradeRoute(R) software.

The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and may vary significantly from year to year. In fiscal 2002, the change in working capital was negative, compared to a substantial positive number in the prior year, primarily due to decreases in accrued payroll related expenses, accrued royalties and other accruals. In fiscal 2001, cash provided by working capital was higher, compared to the prior year, primarily due to intensive collection efforts on past due accounts receivables and an increase in deferred revenue as sales increased.

At July 31, 2002, the Company had cash and cash equivalents of approximately $879,000 compared to approximately $313,000 at July 31, 2001.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's audited financial statements.

                                  DEBT SCHEDULE
                                 (IN THOUSANDS)


                                                              JULY 31        JULY 31          NET
                                                                2002          2001          CHANGE
                                                              -------        -------        -------
Debt to Shareholder:
   Current portion of line of credit                          $    --        $   200        $  (200)
   Current portion of notes payable                                56            333           (277)
   Long-term portion of notes payable                              --             56            (56)
   Debt discount (common stock warrants)                           (6)           (41)            35
                                                              -------        -------        -------
      Total Debt to Shareholder                                    50            548           (498)
Subordinated Debenture:
   Notes payable*                                               4,000          4,000             --
   Debt discount (common stock warrants and options)             (588)        (1,373)           785
                                                              -------        -------        -------
      Total Subordinated Debenture                              3,412          2,627            785
Other Debt:
   Current portion of notes payable other                          78            275           (197)
   Long-term notes payable other                                   --             78            (78)
                                                              -------        -------        -------
      Total Other Debt                                             78            353           (275)
                                                              -------        -------        -------
Total Debt                                                    $ 3,540        $ 3,528        $    12
                                                              =======        =======        =======

* The Debenture requires the Company to maintain listing of its common stock on the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange and that failure to meet this requirement allows the holder to accelerate the Debenture at 130% of principal and accrued interest, and to increase the interest rate from 7% to 17%. The Company's common stock is not so listed.

On April 27, 2000, the Company issued and sold pursuant to a Securities Purchase Agreement, dated as of April 25, 2000, (i) a convertible subordinated debenture in the amount of $4,000,000 due on April 27, 2003 (the "Debenture"), and convertible into shares of the Company's common stock, (ii) warrants to purchase 600,000 shares of common stock (the "Warrants"), and (iii) an investment option to purchase 800,000 shares of common stock (the "Investment Option"). The Investment Option expired on October 27, 2001 and the Warrants expire on April 27, 2005. The Debenture is convertible into common stock at $4 per share and the Warrants are exercisable at $6 per share. As long as $500,000 or more principal amount of the Debenture is outstanding, the Company agreed not to: (i) pay any dividends or make any other distribution on our common stock, other than stock dividends and stock splits; (ii) repurchase or redeem any shares of our capital stock, except in exchange for common stock or preferred stock; (iii) incur or assume any liability for borrowed money, except our existing debt, debt from a bona fide financial lending institution, indebtedness to trade creditors, borrowings used to repay the debenture, indebtedness assumed or incurred in connection with the acquisition of a business, product, license or other asset, refinancing of any of the above, and indebtedness that is subordinate to the Debenture; (iv) sell or otherwise dispose of assets outside the normal course of business, except the sale of a business, product, license or other asset that our board of directors determines is in the best interests of us and our shareholders, and sales of assets with a value not exceeding $500,000 in any 12-month period following the issuance of the debenture; (v) lend money or make advances to any person not in the ordinary course of business, except loans to subsidiaries or joint ventures approved by a majority of our independent directors, guarantee another person's liabilities, except, among other things, guarantees made in connection with the acquisition of a business, product, license or other asset.

As set forth in "Item 3 - Legal Proceeding," the Company has filed a lawsuit in Milwaukee County Circuit Court against the original holder of the Debenture and three alleged transferees to enforce the terms of a stand-still and buy-back agreement between the Company and the original holder of the Debenture. The original holder of the Debenture denies that any such agreement exists. An agent for the alleged transferees of the Debenture has contacted the Company with demands that are wholly inconsistent with the terms of the stand-still and buy-back agreement and has submitted a purported demand to accelerate the maturity of the Debenture. The Company intends to vigorously contest the validity of this demand. In the event that the Company is not successful in its lawsuit, management expects that the Company would be able to pay the Debenture in full over several years but it cannot pay it in full at this time.

During fiscal 2002, the Company had a term loan and a revolving line of credit with WITECH Corporation. The term loan was initially for $1.0 million, payable in equal monthly installments over three years, and the revolving line of credit was for a maximum of $1.0 million. The interest rate on the term loan was at prime plus 4.0% and on the revolving line of credit was prime plus 3.25%. The revolving line of credit terminated on December 31, 2001 and the term loan was repaid in full on October 1, 2002. During fiscal 2002, the Company incurred approximately $29,832 of interest with respect to its borrowings from WITECH.

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility. The three-year Sale Agreement allows RFC to purchase up to $3.0 million of ARI's accounts receivable. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI was required to pay a commitment fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. The Sale Agreement has been extended through January 28, 2003. If the Sale Agreement is not renewed beyond the current expiration date, ARI's primary source of additional liquidity will no longer be available to it. In addition, the most recent extension provides that any attempt by the holder of the Debenture to accelerate the obligation shall be deemed an event of default under the Sale Agreement. As noted above, the Company has received a purported demand for immediate payment of the Debenture, but intends to vigorously contest the validity of the demand. If the Company loses the source of liquidity under the Sale Agreement and is unable to replace it, ARI's financial condition and capital resources would be significantly and adversely affected. As of October 15, 2002, the balance of the RFC Facility was $522,000.

Management believes that funds generated from operations and the Sales Agreement will be adequate to fund the Company's operations, investments and debt payments through fiscal 2003, provided the Debenture is satisfactorily resolved and/or restructured and the Sale Agreement renewed.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA increased from negative $6,743,000 in fiscal 2001 to positive $3,458,000 in fiscal 2002, primarily due to the cost reductions associated with the Company's restructuring. EBITDA decreased from negative $1,807,000 in fiscal 2000 to negative $6,743,000 in fiscal 2001 primarily due to restructuring and other charges, partially offset by increased revenues and cost controls over cash expenditures. Management believes that EBITDA will be positive in fiscal 2003, although there can be no assurance that this will occur.

The Company has included data with respect to EBITDA because it is commonly used as a measurement of financial performance and by investors to analyze and compare companies on the basis of operating performance. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to operating income, as determined in accordance with accounting principles generally accepted in the United States, as an indicator of our operating performance, or an alternative to cash flows from operating activities, as determined in accordance with accounting principles generally accepted in the United States, or as a measure of our liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

                           FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as "believes," "anticipates," "expects," and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company's annual report on Form 10-K for the year ended July 31, 2002, which is incorporated herein by reference.

                            QUARTERLY FINANCIAL DATA

The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2002, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands):

                                              1st                    2nd                   3rd                     4th
                                      ------------------     ------------------     ------------------     ------------------
                                        2002       2001       2002        2001        2002      2001         2002      2001
                                      -------    -------     -------    -------     -------    -------     -------    -------
Net revenues                          $ 3,820    $ 4,142     $ 3,318    $ 4,086     $ 3,408    $ 3,876     $ 3,317    $ 3,673
Gross profit                            3,007      2,300       2,801      2,460       2,677      2,499       2,730      2,282
Net income (loss)                          63     (1,522)         34     (1,216)         18     (1,502)         73     (8,785)
Basic and diluted
   net income (loss) per share        $  0.01    $ (0.25)    $  0.01    $ (0.20)    $  0.00    $ (0.24)    $  0.01    $ (1.42)


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ARI is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. ARI's only expenses subject to interest rate risk are (i) interest expense on the WITECH Term Loan and (ii) monthly program fees owed with respect to the Sale Agreement. See "Liquidity and Capital Resources". The WITECH Term Loan, which bore interest tied to prevailing market rates, was paid in full as of October 15, 2002. The monthly program fees under the Sale Agreement are also tied to prevailing market interest rates. An increase or decrease of one percent in the prime interest rate would affect ARI's net income by approximately plus or minus $5,000, annualized, based on the outstanding balances under the Sale Agreement at October 15, 2002. As a result, ARI believes that the market risk relating to interest rate movements is minimal.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARI's Financial Statements and related notes for the fiscal years ended July 31, 2002, 2001 and 2000 together with the report thereon of ARI's independent auditors, Ernst & Young LLP, are attached hereto as Exhibit A-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ARI

Information regarding the directors of ARI and compliance with Section 16(a) of the Exchange Act is included in ARI's definitive 2002 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information with respect to ARI's executive officers is shown at the end of Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI's definitive 2002 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Executive Compensation" and "Election of Directors".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of ARI's common stock and common stock authorized for issuance under equity compensation plans is included in ARI's definitive 2002 Annual Meeting Proxy Statement and is incorporated herein by reference. See "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to Certain Relationships and Related Transactions is included in ARI's definitive 2002 Annual Meeting Proxy Statement, and is incorporated herein by reference. See "Certain Transactions".

ITEM 14.  CONTROLS AND PROCEDURES

In the quarter ended July 31, 2002, there were no significant changes in ARI's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Management periodically reviews ARI's internal controls for effectiveness and plans to conduct quarterly evaluations of its disclosure controls and procedures.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a)1.
FINANCIAL STATEMENTS

Report of independent auditors on Financial Statements and Financial Statement Schedule.

Balance sheets - July 31, 2002 and 2001.

Statements of operations for each of the three years in the period ended July 31, 2002.

Statements of shareholders' equity (deficit) for each of the three years in the period ended July 31, 2002.

Statements of cash flows for each of the three years in the period ended July 31, 2002.

Notes to financial statements - July 31, 2002.

The Financial Statements are located immediately following the signature pages.


(a)2.
FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation and qualifying accounts for the years ended July 31, 2002, 2001, and 2000.

The Financial Statement Schedule is located immediately following the Financial Statements. All other schedules to which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3.
EXHIBITS:

See (c) below.

(b)  REPORTS ON FORM 8-K:

There were no reports on Form 8-K filed for the three months ended July 31, 2002.

(c)
EXHIBITS:

EXHIBIT
NUMBER                                                   DESCRIPTION
-------                                                  -----------
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

10.1*         1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company's
              Form 10-Q for the quarter ended January 31, 1999.

10.2*         1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the
              Company's Form 10-Q for the quarter ended January 31, 1999.

10.3*         2000 Stock Option Plan, incorporated herein by reference to Exhibit 10.3 of the Company's Annual
              Report on Form 10-K for the fiscal year ended July 31, 2000.

10.4          Loan Agreement by and between the Company and WITECH Corporation dated October 4, 1993, incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ended July 31,
              1993.

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

EXHIBIT
NUMBER                                                  DESCRIPTION
-------                                                 -----------
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

10.23         Amendment No. 17 to Loan Agreement dated July 9, 2001 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.23 of the Company's Form 10-K for the fiscal year ended
              July 31, 2001.

10.24         Amendment No. 18 to Loan Agreement dated October 22, 2001 between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.24 of the Company's Form 10-K for the fiscal year ended
              July 31, 2001.

10.25         Receivables Sales Agreement, dated September 28, 1999, between the Company and RFC Capital
              Corporation, incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K for the
              fiscal year ended July 31, 1999.

10.26         Amendments to Receivables Sales Agreement dated September 25, 2002 and October 31, 2002 between the
              Company and RFC Capital Corporation.

10.27*        Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray,
              Michael E. McGurk, Frederic G. Tillman, Timothy Sherlock and Jeffrey E. Horn, incorporated herein by reference to Exhibit 10.25 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.28*        Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.26 of the Company's Form
              10-K for the fiscal year ended July 31, 1999.

10.29*        Deferred Bonus Plan, incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K for the fiscal year ended July 31, 1999.

10.30         Preferred Stock Purchase Agreement dated July 15, 1997, between the Company and WITECH Corporation, incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-2
              (Reg. No. 333-31295) filed on July 15, 1997.

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

10.36         Complaint filed by the Company with the Milwaukee County Circuit Court on November 8, 2002.

23.1          Consent of Ernst & Young LLP.

24.1          Powers of Attorney appear on the signature page hereof.

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

99.1          Forward-Looking Statements Disclosure.

99.2          Section 906 Certification of Chief Executive Officer.

99.3          Section 906 Certification of Chief Financial Officer.

* Management Contract or Compensatory Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 13th day of November 2002.

                                         ARI NETWORK SERVICES, INC.



                                         By:   /s/ Brian E. Dearing
                                               --------------------------------
                                               Brian E. Dearing,
                                               Chairman, President & CEO

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian E. Dearing and Timothy Sherlock, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                  TITLE                                     DATE

/s/ Brian E. Dearing                Chairman, President, CEO & Director                  November 13, 2002
------------------------------      (Principal Executive Officer)
Brian E. Dearing

/s/ Timothy Sherlock                Chief Financial Officer, Secretary,                  November 13, 2002
-------------------------------     Treasurer & VP of Finance
Timothy Sherlock                    (Principal Financial and Accounting Officer)

/s/ Gordon J. Bridge                Director                                             November 13, 2002
------------------------------
Gordon J. Bridge

/s/ Ted C. Feierstein               Director                                             November 13, 2002
------------------------------
Ted C. Feierstein

/s/ Richard W. Weening              Director                                             November 13, 2002
---------------------------
Richard W. Weening

================================================================================
                                 CERTIFICATIONS

         I, Brian E. Dearing, certify that:

                  1. I have reviewed this annual report on Form 10-K of ARI Network Services, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  November 13, 2002

                                           By:  /s/ Brian E. Dearing
                                               ---------------------------------
                                           By:    Brian E. Dearing
                                           Title: Chairman, President and CEO



         I, Timothy Sherlock, certify that:

                  1. I have reviewed this annual report on Form 10-K of ARI Network Services, Inc.;

                  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

                  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  November 13, 2002
                                           By:  /s/ Timothy Sherlock
                                               --------------------------------
                                           By:     Timothy Sherlock
                                           Title:  Chief Financial Officer,
                                                   Secretary, Treasurer, and
                                                   VP of Finance

FINANCIAL STATEMENTS

ARI Network Services, Inc.
Years ended July 31, 2002, 2001 and 2000

                           ARI Network Services, Inc.

                              Financial Statements

                    Years ended July 31, 2002, 2001 and 2000


                                    CONTENTS

Report of Independent Auditors ...............................     1

Financial Statements

Balance Sheets ...............................................     3
Statements of Operations .....................................     5
Statements of Shareholders' Equity (Deficit) .................     6
Statements of Cash Flows .....................................     8
Notes to Financial Statements ................................    10


                Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 2002 and 2001, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency and a shareholders' deficit. In addition, the Company's convertible Debenture is a current obligation and the Company does not have long-term credit availability. The Debenture contains a provision which states that the holder can accelerate maturity if the Company's common stock is not listed on a particular exchange. The Company's common stock is not so listed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Milwaukee, Wisconsin
September 19, 2002, except
for Note 11 as to which the
date is November 12, 2002

                           ARI Network Services, Inc.

                                 Balance Sheets
                  (Dollars in Thousands, Except Per Share Data)

                                                                                 JULY 31
                                                                           2002            2001
                                                                          -------         -------
ASSETS
Current assets:
   Cash                                                                   $   879         $   313
   Trade receivables, less allowance for doubtful accounts of
     $140 in 2002 and $757 in 2001                                          1,743           2,084
   Prepaid expenses and other                                                  84             140
                                                                          -------         -------
Total current assets                                                        2,706           2,537

Equipment and leasehold improvements:
   Computer equipment                                                       4,394           4,394
   Leasehold improvements                                                      73             239
   Furniture and equipment                                                  1,292           1,000
                                                                          -------         -------
                                                                            5,759           5,633
   Less accumulated depreciation and amortization                           5,262           5,293
                                                                          -------         -------
Net equipment and leasehold improvements                                      497             340

Other assets                                                                  105             222

Capitalized software product costs                                         23,585          23,399
Less accumulated amortization                                              20,519          19,438
                                                                          -------         -------
                                                                            3,066           3,961
                                                                          -------         -------
                                                                          $ 6,374         $ 7,060
                                                                          =======         =======

                                                                                    JULY 31
                                                                             2002               2001
                                                                          ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit payable to shareholder                                  $      --          $     200
   Current portion of note payable to shareholder                                50                333
   Current portion of notes payable (Note 5)                                  3,490              2,902
   Accounts payable                                                             927              1,074
   Deferred revenue                                                           4,619              4,811
   Accrued payroll and related liabilities                                    1,140              1,364
   Other accrued liabilities                                                  1,042              1,376
   Current portion of capital lease obligations                                 151                173
                                                                          ---------          ---------
Total current liabilities                                                    11,419             12,233

Note payable to shareholder                                                      --                 15
Notes payable                                                                    --                 78
Other long-term liabilities                                                     535                426
Capital lease obligations                                                        26                158
                                                                          ---------          ---------
Total noncurrent liabilities                                                    561                677

Commitments (Note 6)

Shareholders' equity (deficit):
   Cumulative preferred stock, par value $.001 per share,
     1,000,000 shares authorized; 20,350 shares issued and
     outstanding                                                                 --                 --
   Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,329,301 and 6,184,281 shares issued and
     outstanding in 2002 and 2001, respectively                                   6                  6
   Common stock warrants and options                                          2,459              2,459
   Additional paid-in capital                                                91,853             91,797
   Accumulated deficit                                                      (99,924)          (100,112)
                                                                          ---------          ---------
Total shareholders' equity (deficit)                                         (5,606)            (5,850)
                                                                          ---------          ---------
                                                                          $   6,374          $   7,060
                                                                          =========          =========

See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of Operations
                  (Dollars in Thousands, Except Per Share Data)


                                                                                   YEAR ENDED JULY 31
                                                                       2002              2001              2000
                                                                     --------          --------          --------
Net revenues:
   Subscriptions, support and other services fees                    $  8,915          $  9,985          $  9,743
   Software licenses and renewals                                       2,721             3,266             1,289
   Professional services                                                2,227             2,526             2,272
                                                                     --------          --------          --------
                                                                       13,863            15,777            13,304
Operating expenses:
   Cost of products and services sold:
     Subscriptions, support and other services
       fees                                                               387             1,740             1,415
     Software licenses and renewals                                     1,523             3,137             3,614
     Professional services                                                738             1,359             1,965
                                                                     --------          --------          --------
                                                                        2,648             6,236             6,994
   Depreciation and amortization (exclusive of
     amortization of software products included in cost
     of products and services sold)                                       223             1,517             1,778
   Customer operations and support                                      1,220             1,597             2,048
   Selling, general and administrative                                  6,835             8,790             8,214
   Software development and technical support                           2,056             3,317             2,779
   Restructuring and other charges                                         --             7,766                --
                                                                     --------          --------          --------
Operating expenses before amounts capitalized                          12,982            29,223            21,813
   Less capitalized portion                                              (717)           (1,972)           (1,729)
                                                                     --------          --------          --------
Net operating expenses                                                 12,265            27,251            20,084
                                                                     --------          --------          --------

Operating income (loss)                                                 1,598           (11,474)           (6,780)
Other income (expense):
   Interest expense                                                    (1,435)           (1,587)             (793)
   Other, net                                                              25                36               (29)
                                                                     --------          --------          --------
                                                                       (1,410)           (1,551)             (822)
                                                                     --------          --------          --------
Net income (loss)                                                    $    188          $(13,025)         $ (7,602)
                                                                     ========          ========          ========

Basic and diluted net income (loss) per share                        $    .03          $  (2.11)         $  (1.27)
                                                                     ========          ========          ========



                                                                               5
See accompanying notes.

                           ARI Network Services, Inc.

                  Statements of Shareholders' Equity (Deficit)
                             (Dollars in Thousands)

                                                              Number of Shares Issued
                                                                  and Outstanding
                                                          -------------------------------
                                                          Preferred Stock    Common Stock
                                                          ---------------    ------------

Balance July 31, 1999                                         20,350         5,097,432
   Issuance of common stock in connection
      with acquisitions                                           --           550,019
   Issuance of common stock as payment on
      line of credit                                              --           195,122
   Issuance of common stock for professional
      services received                                           --            58,270
   Issuance of common stock under stock purchase
      plan and from exercise of stock options                     --           267,427
   Issuance of common stock warrants and options
     in connection with notes payable                             --                --
   Net loss                                                       --                --
                                                           ---------         ---------
Balance July 31, 2000                                         20,350         6,168,270
   Issuance of common stock under stock
      purchase plan                                               --            16,011
   Stock compensation expense                                     --                --
   Net loss                                                       --                --
                                                           ---------         ---------
Balance July 31, 2001                                         20,350         6,184,281
   Issuance of common stock under stock
     purchase plan                                                --            39,064
   Issuance of common stock as contribution to
      401(k) plan                                                 --           105,956
   Capital contribution                                           --                --
   Net income                                                     --                --
                                                           ---------         ---------
Balance July 31, 2002                                         20,350         6,329,301
                                                           =========         =========

See accompanying notes.

                                                     Common Stock
                                                     to be Issued              Par Value          Common
                                               ----------------------   ----------------------    Stock      Additional
                                               Number of                Preferred     Common     Warrants     Paid-in    Accumulated
                                                 Shares      Amount       Stock       Stock     and Options   Capital     Deficit
                                               ---------   ----------   ----------   ---------  -----------  ----------  -----------

Balance July 31, 1999                            550,019    $   2,406    $       --   $       5   $      --   $  86,830  $  (79,485)
   Issuance of common stock in connection
      with acquisitions                         (550,019)      (2,406)           --           1          --       2,405          --
   Issuance of common stock as payment on
      line of credit                                  --           --            --          --          --       1,000          --
   Issuance of common stock for professional
      services received                               --           --            --          --          --         211          --
   Issuance of common stock under stock
      purchase plan and from exercise of
      stock options                                   --           --            --          --          --       1,335          --
   Issuance of common stock warrants and
     options in connection with notes payable         --           --            --          --       2,459          --          --
   Net loss                                           --           --            --          --          --          --      (7,602)
                                               ---------    ---------    ----------   ---------   ---------   ---------    --------
Balance July 31, 2000                                 --           --            --           6       2,459      91,781     (87,087)
   Issuance of common stock under stock
      purchase plan                                   --           --            --          --          --          14          --
   Stock compensation expense                         --           --            --          --          --           2          --
   Net loss                                           --           --            --          --          --          --     (13,025)
                                               ---------    ---------    ----------   ---------   ---------   ---------    --------
Balance July 31, 2001                                 --           --            --           6       2,459      91,797    (100,112)
   Issuance of common stock under stock
     purchase plan                                    --           --            --          --          --          14          --
   Issuance of common stock as contribution to
      401(k) plan                                     --           --            --          --          --          38          --
   Capital contribution                               --           --            --          --          --           4          --
   Net income                                         --           --            --          --          --          --         188
                                               ---------    ---------    ----------   ---------   ---------   ---------   ---------
Balance July 31, 2002                                 --    $      --    $       --   $       6   $   2,459   $  91,853   $ (99,924)
                                               =========    =========    ==========   =========   =========   =========   =========


See accompanying notes.

                           ARI Network Services, Inc.

                            Statements of Cash Flows
                                 (In Thousands)

                                                                              YEAR ENDED JULY 31
                                                                        2002          2001        2000
                                                                      --------     --------     --------
OPERATING ACTIVITIES
Net income (loss)                                                     $    188     $(13,025)    $ (7,602)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Amortization of network platform                                       --          604          656
     Amortization of software products                                   1,612        3,178        3,224
     Amortization of goodwill                                               15          658          658
     Amortization of debt discount and deferred financing fees             973          963          284
     Depreciation and other amortization                                   208          255          464
     Restructuring and other charges                                        --        7,766           --
     Stock compensation expense                                             --            2           --
     Issuance of common stock as contribution to 401(k) plan                38           --           --
     Net change in receivables, prepaid expenses and other
       current assets                                                      397        1,167          (90)
     Net change in accounts payable, deferred revenue, accrued
       liabilities and long-term liabilities                              (788)         917        1,243
                                                                      --------     --------     --------
Net cash provided by (used in) operating activities                      2,643        2,485       (1,163)

INVESTING ACTIVITIES
Purchase of equipment and leasehold improvements                          (341)          (5)         (63)
Software product costs capitalized                                        (717)      (1,972)      (1,729)
                                                                      --------     --------     --------
Net cash used in investing activities                                   (1,058)      (1,977)      (1,792)

FINANCING ACTIVITIES
Borrowings (repayments) under line of credit                              (200)         200       (1,000)
Borrowings under notes payable                                              --           --        4,000
Payments of capital lease obligations and notes payable                   (786)        (942)        (690)
Debt issuance costs incurred                                               (51)         (30)        (254)
Proceeds from issuance of common stock and capital contribution             18           14        1,335
                                                                      --------     --------     --------
Net cash provided by (used in) financing activities                     (1,019)        (758)       3,391
                                                                      --------     --------     --------
Net increase (decrease) in cash                                            566         (250)         436
Cash at beginning of year                                                  313          563          127
                                                                      --------     --------     --------
Cash at end of year                                                   $    879     $    313     $    563
                                                                      ========     ========     ========
Cash paid for interest                                                $    394     $    532     $    437
                                                                      ========     ========     ========

See accompanying notes.

                           ARI Network Services, Inc.

                                 (In Thousands)


                                                                               YEAR ENDED JULY 31
                                                                          2002          2001          2000
                                                                         ------        ------        ------
NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for --
    Computer equipment                                                   $   24        $  154        $  328
Issuance of common stock as payment on line of credit                        --            --         1,000
Conversion of line of credit to notes payable to shareholder                 --            --         1,000
Issuance of common stock warrants and options                                --            --         2,459
Issuance of common stock for professional services:
   Computer equipment                                                        --            --            85
   Deferred financing costs                                                  --            --           126


See accompanying notes.

                           ARI Network Services, Inc.

                          Notes to Financial Statements

                                  July 31, 2002

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

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and under accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

                                                         Years
                                                         -----
Computer equipment                                       2 - 7
Leasehold improvements                                     7
Furniture and equipment                                  2 - 5

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE PRODUCT COSTS

Certain software development costs are capitalized when incurred. Capitalization of these costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Note 3 further describes certain capitalized software development costs written down to net realizable value in 2001.

The annual amortization of software products is the greater of the amount computed using: (a) the ratio that current gross revenues for the network or a software product bear to the total of current and anticipated future gross revenues for the network or a software product, or (b) the straight-line method over the estimated three-year economic life of the product. Amortization starts when the product is available for general release to customers.

All other software development and support expenditures are charged to expense in the period incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

Equipment and leasehold improvements and capitalized software product costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2002 and 2001, and the impact on the Company's results of operations for the year ended July 31, 2001, is described in Note 3.

DEFERRED FINANCING COSTS

Costs incurred to obtain long-term financing are included in other assets and are amortized using the interest method over the term of the related debt.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED INTEREST COSTS

In 2002, 2001 and 2000, interest costs of $63,000, $180,000 and $76,000, respectively, were capitalized and included in the capitalized software product costs.

COMPREHENSIVE INCOME (LOSS)

Net income (loss) for 2002, 2001 and 2000 is the same as comprehensive income
(loss) defined pursuant to Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income."

NET INCOME (LOSS) PER SHARE

The numerator for the calculation of basic and diluted earnings per share is net income (loss) in each year. The following table sets forth the computation of basic and diluted weighted-average shares used in the per share calculations:

                                                                  2002              2001              2000
                                                               ---------         ---------         ---------
Denominator for basic net income (loss) per
   share - weighted-average shares outstanding                 6,215,000         6,175,000         6,002,000
Effect of dilutive options                                        23,000                --                --
                                                               ---------         ---------         ---------
Denominator for diluted net income (loss) per
   share                                                       6,238,000         6,175,000         6,002,000
                                                               =========         =========         =========

Options that could potentially dilute net income
   (loss) per share in the future that are not
   included in the computation of diluted net
   income (loss) per share, as their impact is
   antidilutive                                                       --            17,000            57,000
                                                               =========         =========         =========

During 2001 and 2000, options and warrants were antidilutive due to the net losses incurred in those years.

RECLASSIFICATIONS

Certain 2001 amounts were reclassified to conform to the 2002 presentation.

                           ARI Network Services, Inc.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING PRONOUNCEMENTS

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," has been applied prospectively for transfers of financial assets occurring after April 1, 2001. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company recognizes the transactions discussed in Note 5 as secured borrowings.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 as of August 1, 2002, and it does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results of operations.

2. LIQUIDITY AND MANAGEMENT'S PLAN

As further discussed in Note 5, the Company's convertible Debenture is a current obligation and the Company does not have long-term credit availability. See Note 11 for management's efforts to uphold a stand-still and buy-back agreement with the holder of the Debenture.

The Company has implemented a series of reductions in its work force and other strategies to reduce its cash expenditures, as further described in Note 3.

Management believes the cash flows from the Company's operations in fiscal 2003 will fund its operations and that other strategic or financing options will provide the Company with the ability to meet its cash flow obligations. Accordingly, the financial statements have been prepared on the basis of a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

                           ARI Network Services, Inc.

3. RESTRUCTURING AND OTHER CHARGES

In July 2001, the Board of Directors authorized management to restructure the Company and discontinue certain noncatalog software products and related services. Revenue generated from noncatalog product lines was approximately $5.3 million in 2001. The Company discontinued or transitioned certain of these product lines to other service providers during fiscal 2002. The Company may sell certain discontinued product lines in the future. The Company's actions resulted in a work force reduction of approximately 15%, mainly consisting of software development and support personnel. The Company communicated all severance benefits to the 18 affected employees before July 31, 2001.

Additionally, an impairment charge of $7,333,000 was recorded in July 2001 related to long-lived assets for the noncatalog product lines. The Company estimated undiscounted cash flows expected over the remaining amortization period of the long-lived assets. Immediately before recording the impairment charge, the carrying value of goodwill and capitalized software development costs related to discontinued product lines was $1,203,000 and $6,130,000, respectively. The discontinued product lines were expected to generate minimal or negative cash flows (including any estimated sales proceeds) through their expected date of discontinuance, and, accordingly, the Company recorded an impairment charge to write off the carrying value of the assets.

The restructuring and impairment charges were determined based upon formal plans approved by the Company's Board of Directors in July 2001. No significant additional restructuring charges were recognized in fiscal 2002.

Restructuring and other charges recorded in the statement of operations during the fourth quarter of fiscal 2001 are as follows (in thousands):

Employee termination costs                         $  130
Noncancellable operating agreements                   303
Asset impairment charges                            7,333
                                                   ------
                                                   $7,766
                                                   ======

At July 31, 2001, no payments had been made for any of the restructuring costs. During 2002, payments of $130,000 were made for the restructuring costs.

At July 31, 2002, other accrued liabilities and other long-term liabilities include accrued restructuring costs of $69,000 and $234,000, respectively. At July 31, 2001, these amounts were $130,000 and $303,000, respectively.

                           ARI Network Services, Inc.

4. LINE OF CREDIT AND NOTE PAYABLE TO SHAREHOLDER

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

On October 22, 2001, the Company and the shareholder amended the agreement to waive the restrictive covenant requiring maintenance of a minimum level of net worth at July 31, 2001, and through July 31, 2002, and to increase the interest rates on borrowings.

The term loan is payable in equal monthly installments over three years commencing November 1, 1999, and bears interest at prime (4.75% at July 31, 2002) plus 4%. The line of credit expired December 31, 2001.

In connection with the amendment in September 1999, the Company issued a warrant to purchase 30,000 shares of the Company's common stock at $4 per share. These warrants are exercisable at any time through September 2006 and were initially valued at $105,000 for financial statement purposes. The value allocated to the warrants, which reduced the carrying value of the debt, was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected common stock market price volatility factor of .72 and an expected life of the warrants of six years. The debt discount is being amortized straight-line over the three-year term of the debt. The unamortized balance of the debt discount at July 31, 2002, was $6,000. The entire agreement is secured by substantially all assets of the Company other than accounts receivable securitized under the receivable sale agreement described in Note 5.

                           ARI Network Services, Inc.

5. NOTES PAYABLE

Notes payable consist of the following at July 31 (in thousands):

                                                                             2002                2001
                                                                           -------             -------
Term loan                                                                  $    78             $   172
Note payable to bank, paid in 2002                                              --                 167
Convertible subordinated debenture                                           4,000               4,000
Less debt discount for convertible subordinated debenture                     (588)             (1,373)
Other                                                                           --                  14
                                                                           -------             -------
                                                                             3,490               2,980
Less current maturities                                                      3,490               2,902
                                                                           -------             -------
                                                                           $    --             $    78
                                                                           =======             =======

On April 27, 2000, the Company issued RGC International Investors, LDC (RGC):
(i) a convertible subordinated debenture (the Debenture) for $4,000,000, (ii) warrants to purchase 600,000 shares of common stock at $6 per share (the Warrants), and (iii) an investment option to purchase 800,000 shares of common stock at $6 per share (the Investment Option). The Investment Option expired on October 27, 2001, and the Warrants expire on April 27, 2005. The value allocated to the Warrants and Investment Option, which reduced the carrying value of the debt, were measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected common stock market price volatility factor of ..80, an expected life of the Investment Option of eighteen months and an expected life of the Warrants of five years. A debt discount was recorded for the fair value of the Warrants and Investment Option of $2,354,000. The debt discount is being amortized straight-line over the three-year term of the debt. The Debenture bears interest at 7% and is convertible into common stock at $4 per share. The Company can require RGC to convert the amount owed under the Debenture into common stock at $4 per share provided that the closing bid price of the Company's common stock has been greater than $6.60 for 20 consecutive trading days.

                           ARI Network Services, Inc.

5. NOTES PAYABLE (CONTINUED)

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

The terms of the Debenture require the Company to maintain the listing of its common stock on Nasdaq, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange. The Company's common stock is not so listed on any of these markets. Under the terms of the Debenture, this condition allows RGC to make a demand for the Company to redeem the Debenture at 130% of the outstanding principal and accrued interest balances as well as to increase the stated interest rate from 7% to 17%. As further described in Note 11, on November 11, 2002, the Company received a purported demand for immediate payment. The Company intends to vigorously contest the validity of this demand. The Debenture is classified as current in the accompanying balance sheet.

On September 28, 1999, the Company commenced funding under a three-year Receivable Sale Agreement (the RFC Agreement) with RFC Capital Corporation (RFC) pursuant to which RFC has agreed to loan amounts to the Company based on a security interest in certain receivables generated by the Company in the ordinary course of the Company's business. The RFC Agreement allows for RFC to loan up to $3,000,000 of the Company's eligible receivables. Under the Agreement, RFC loans 90% of the eligible receivables from the Company from time to time upon presentation thereof for a value equal to approximately the net value of such receivables. Net value is designed to yield RFC an effective rate of 11.5% plus allow RFC to retain a holdback of 5% in the face amount of the receivables, net of collections, against future collection risk. To comply with SFAS No. 140, the Company recognizes these transactions as secured borrowings.

At July 31, 2002 and 2001, a secured borrowing of $360,000 and $469,000, respectively, is included in accounts payable. For the years ended July 31, 2002 and 2001, the Company incurred $55,000 and $98,000, respectively, of financing expense relating to this agreement.

                           ARI Network Services, Inc.

5. NOTES PAYABLE (CONTINUED)

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

6. CAPITAL AND OPERATING LEASES

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2009. The Company is generally liable for its share of increases in the landlord's direct operating expenses and real estate taxes. Total rental expense for the operating leases was $756,000 in 2002, $787,000 in 2001 and $616,000 in 2000.

Rent expense for the Company's corporate office is recognized on a straight-line basis over the lease term, which differs from the pattern of payments required by the lease. Other long-term liabilities includes $125,000 of deferred rent at July 31, 2002.

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

Fiscal year ending                                                Capital Leases        Operating Leases
-------------------                                               --------------        -----------------

2003                                                                   $ 163                 $   636
2004                                                                      22                     615
2005                                                                       8                     519
2006                                                                      --                     423
2007                                                                      --                     300
Thereafter                                                                --                     579
                                                                       -----                  ------
Total minimum lease payments                                             193                  $3,072
                                                                                              ======
Amounts representing interest and taxes                                   16
                                                                       -----
Present value of minimum capital lease payments                          177
Less amounts payable in one year                                         151
                                                                       -----
                                                                       $  26
                                                                       =====

                           ARI Network Services, Inc.

7. SHAREHOLDERS' EQUITY

Preferred Stock

At July 31, 2002, the Company has 20,350 shares of Series A Preferred Stock outstanding. The shares are entitled to cumulative annual dividends equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors. The Company may redeem outstanding shares at any time at the redemption price of $100 per share plus accrued and unpaid dividends.

In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock. Accumulated dividends in arrears at July 31, 2002, are $1,254,000.

8. STOCK PLANS

Employee Stock Purchase Plans

The Company's 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued.

The Company's 2000 Employee Stock Purchase Plan has 75,000 shares of common stock reserved for issuance, and 39,061 of the shares have been issued as of July 31, 2002. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions.

1991 Stock Option Plan

The Company's 1991 Stock Option Plan was terminated August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or (b) nonqualified stock options.

                           ARI Network Services, Inc.

8. STOCK PLANS (CONTINUED)

Any incentive stock option that was granted under the 1991 Plan could not be granted at a price less than the fair market value of the stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the voting stock of the Company). Nonqualified stock options were allowed to be granted at the exercise price established by the Stock Option Committee, which could be less than, equal to or greater than the fair market value of the stock on the date of grant.

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

Changes in option shares under the 1991 Plan are as follows:

                                                    2002                        2001                            2000
                                       -----------------------------   ---------------------------     ----------------------------
                                                       Weighted-                       Weighted-                        Weighted-
                                                        Average                         Average                          Average
                                                        Exercise                        Exercise                         Exercise
                                        Options          Price          Options          Price         Options            Price
                                       --------        ----------      --------        ---------       --------         -----------
Outstanding at the
   beginning of the year                544,431          $6.67          513,220          $7.20          675,849          $5.58
Granted                                      --             --          106,000           2.33          181,950           8.36
Exercised                                    --             --               --             --         (223,136)          1.89
Forfeited                               (73,343)          5.58          (74,789)          4.33         (121,443)          9.63
                                       --------          -----         --------          -----         --------          -----
Outstanding at the end of
   the year                             471,088          $6.83          544,431          $6.67          513,220          $7.20
                                       ========          =====         ========          =====         ========          =====
Exercisable                             394,870          $5.70          368,849          $5.63          308,774          $7.55
                                       ========          =====         ========          =====         ========          =====
Available for grant                          --                          40,999                          72,210
                                       ========                        ========                        ========

The weighted-average contractual life of options outstanding at July 31, 2002, was 6.5 years. The range of exercise prices for options outstanding at July 31, 2002, was $2.00 to $15.48.

                           ARI Network Services, Inc.

8. STOCK PLANS (CONTINUED)

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

Each incentive stock option granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is 10% shareholder of the Company). Nonqualified stock options do not have this restriction.

Eligible participants include current and prospective employees, nonemployee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Stock Option Committee or management of the Company, can have a significant affect on the success of the Company.

Changes in option shares under the 2000 Plan are as follows:

                                                               2002                        2001
                                                  ----------------------------    ----------------------------
                                                                    Weighted-                      Weighted-
                                                                     Average                        Average
                                                                    Exercise                       Exercise
                                                   Options            Price        Options           Price
                                                  --------        ------------    --------       -------------
Outstanding at the beginning of the
   year                                           301,125          $1.23               --          $  --
Granted                                           144,100           0.32          320,400           1.24
Forfeited                                         (32,750)          1.31          (19,275)          1.34
                                                 --------          -----         --------          -----
Outstanding at the end of the year
                                                  412,475          $0.91          301,125          $1.23
                                                 ========          =====         ========          =====
Exercisable                                       202,150          $1.08           63,781          $1.35
                                                 ========          =====         ========          =====
Available for grant                                37,525                         148,875
                                                 ========                        ========

                           ARI Network Services, Inc.

8. STOCK PLANS (CONTINUED)

The weighted-average contractual life of options outstanding at July 31, 2002, was 8.7 years. The range of exercise prices for options outstanding at July 31, 2002, was $0.22 to $1.75.

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

Each option granted under the Director Plan is exercisable one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

                                             2002                       2001                      2000
                                  --------------------------- -------------------------- -------------------------
                                                Weighted-                  Weighted-                   Weighted-
                                                 Average                    Average                     Average
                                                 Exercise                   Exercise                    Exercise
                                   Options        Price       Options        Price      Options         Price
                                  --------     ----------    --------     ----------    --------     -------------
Outstanding at the
   beginning of the year           113,640     $     5.20     119,586     $     5.69     107,379     $     4.88
Granted                                 --             --      13,379           2.01      42,261           8.41
Exercised                               --             --          --             --     (11,509)          3.23
Forfeited                          (34,381)          6.18     (19,325)          6.04     (18,545)          7.51
                                  --------     ----------    --------     ----------    --------     ----------
Outstanding at the end of
   the year                         79,259     $     4.78     113,640     $     5.20     119,586     $     5.69
                                  ========     ==========    ========     ==========    ========     ==========
Exercisable                         79,259     $     4.78     101,201     $     5.60      80,890     $     4.20
                                  ========     ==========    ========     ==========    ========     ==========
Available for grant                 59,232                     24,851                     18,905
                                  ========                   ========                   ========

The weighted-average contractual life of options outstanding at July 31, 2002, was 5.6 years. The range of exercise prices for options outstanding at July 31, 2002, was $1.78 to $17.00.

                           ARI Network Services, Inc.

8. STOCK PLANS (CONTINUED)

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan based on the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period):

                                                                YEAR ENDED JULY 31
                                                    2002               2001               2000
                                                 ---------          ---------          ---------

Pro forma net loss (in thousands)                $    (546)         $ (13,950)         $  (8,647)
Pro forma diluted net loss per share             $   (0.09)         $   (2.26)         $   (1.44)

The weighted-average fair value of the options granted in 2002, 2001 and 2000 was $0.31, $1.49 and $7.76, respectively.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4% to 6%, dividend yield of 0%; expected common stock market price volatility factors ranging from ..6 to 1.3 and an expected life of the options of ten years.

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

                           ARI Network Services, Inc.

9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31 are as follows (in thousands):

                                                              2002                 2001
                                                            --------             --------
Deferred tax assets:
   Net operating loss carryforwards                         $ 28,290             $ 30,650
   Deferred revenue                                            1,800                1,880
   Goodwill                                                      920                1,010
   Other                                                         480                  720
                                                            --------             --------
Total deferred tax assets                                     31,490               34,260
Valuation allowance for deferred tax assets                  (30,600)             (33,700)
                                                            --------             --------
Net deferred tax asset                                           890                  560
Deferred tax liabilities:
   Software product costs                                       (800)                (250)
   Other                                                         (90)                (310)
                                                            --------             --------
Net deferred taxes                                          $     --             $     --
                                                            ========             ========

As of July 31, 2002, the Company has unused net operating loss carryforwards for federal income tax purposes of $70,489,000 expiring in 2003 through 2021.

In addition, the Company has unused net operating loss carryforwards for federal income tax purposes of $2,038,000 expiring between 2012 and 2014, of which not more than $116,000 annually can be utilized to offset taxable income. Use of the net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to net income (loss) is as follows (in thousands):

                                                 2002                2001                2000
                                               -------             -------             -------

Computed income taxes at 34%                   $    64             $(4,429)            $(2,585)
Permanent items                                    222                 451                 435
Change in valuation allowance                     (286)              3,978               2,150
                                               -------             -------             -------
Income tax expense                             $    --             $    --             $    --
                                               =======             =======             =======

                           ARI Network Services, Inc.

9. INCOME TAXES (CONTINUED)

During 2002 and 2001, $6,132,000 and $3,917,000, respectively, of net operating loss carryforwards expired. These net operating loss carryforwards had been fully reserved.

10. EMPLOYEE BENEFIT PLAN

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 15%, up to a maximum of $11,000 in calendar 2002 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During 2002, the Company issued 105,959 shares of common stock as a discretionary contribution to the 401(k) Plan. The Company did not make any contribution to the 401(k) Plan in 2001 or 2000.

11. SUBSEQUENT EVENTS

On August 28, 2002, RGC orally offered to enter into an eight month "stand-still" agreement with the Company under which RGC would not exercise any claimed acceleration rights under the Debenture in return for an immediate payment of $500,000 by the Company and an option to buy back the Debenture for $1 million at any time during the eight-month stand-still period. On September 13, 2002, the Company accepted RGC's offer.

On November 1, 2002, the Company received a letter from RGC's legal counsel stating that no such stand-still agreement exists and that RGC had sold its interest in the Debenture and assigned its rights and obligations on or around September 27, 2002.

The Company filed a lawsuit on November 8, 2002 against RGC and three alleged transferees of the Debenture to enforce the terms of a stand-still and buy-back agreement between the Company and RGC. RGC denies that any such agreement exists. An agent for the alleged transferees of the Debenture has contacted the Company with demands that are inconsistent with the terms of the stand-still and buy-back agreement and has submitted a purported demand to accelerate the maturity of the Debenture. The Company intends to vigorously contest the validity of this demand. The pending litigation and the purported demand may significantly impact the Company's results of operations in fiscal 2003.

                                                                     Schedule II



                           ARI NETWORK SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                    Years ended July 31, 2002, 2001, and 2000
                             (Dollars in Thousands)



                                              ADDITIONS
                                             (REDUCTIONS)
                                 BALANCE AT   CHARGED TO                BALANCE
                                 BEGINNING     EXPENSE                   AT END
DESCRIPTION                       OF YEAR      (INCOME)    DEDUCTIONS   OF YEAR
-------------------------------------------------------------------------------

Allowance for doubtful accounts-
  accounts receivable:

2002                               $757        $(131)        $486 (A)     $140
                                   ====        =====         ====         ====

2001                               $697        $ 532         $472 (A)     $757
                                   ====        =====         ====         ====

2000                               $278        $ 668         $249 (A)     $697
                                   ====        =====         ====         ====







(A)  Uncollectible accounts written off, net of recoveries.