Form 10-Q
period 2002-10-31
ARI NETWORK SERVICES INC /WI
filed 2002-12-16
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 2002

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


              11425 W. Lake Park Drive, Milwaukee, Wisconsin 53224
              ----------------------------------------------------
                     (Address of principal executive office)


Registrant's telephone number, including area code (414) 973-4300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                                YES  X    NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES       NO  X

As of December 10, 2002 there were 6,438,625 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED OCTOBER 31, 2002

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                                             Page
                                                                                             ----
     Item 1     Financial statements

                     Condensed balance sheets - October 31, 2002 and July 31, 2002            3-4

                     Condensed statements of operations for the three months ended
                     October 31, 2002 and 2001                                                 5

                     Condensed statements of cash flows for the three months ended
                     October 31, 2002 and 2001                                                 6


                     Notes to unaudited condensed financial statements                         7

     Item 2     Management's discussion and analysis of financial condition and
                results of operations                                                        8-15

     Item 3     Quantitative and qualitative disclosures about market risk                    15

     Item 4     Controls and procedures                                                       15

PART II - OTHER INFORMATION

     Item 1     Legal proceedings                                                             16

     Item 3     Defaults upon senior securities                                               16

     Item 6     Exhibits and reports on Form 8-k                                              16

Signatures

Certifications

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                  ASSETS                                  OCTOBER 31    JULY 31
                                                                              2002        2002
                                                                          ----------   ----------
Current assets:
   Cash                                                                   $      701   $      879
   Trade receivables, less allowance for doubtful accounts of $146
     at October 31, 2002 and $140 at July 31, 2002                             1,563        1,743
   Prepaid expenses and other                                                    131           84
                                                                          ----------   ----------
Total current assets                                                           2,395        2,706

Equipment and leasehold improvements:
   Computer equipment                                                          4,394        4,394
   Leasehold improvements                                                         73           73
   Furniture and equipment                                                     1,295        1,292
                                                                          ----------   ----------
                                                                               5,762        5,759
   Less accumulated depreciation and amortization                              5,321        5,262
                                                                          ----------   ----------
Net equipment and leasehold improvements                                         441          497

Other assets                                                                      73          105

Capitalized software product costs                                            23,745       23,585
   Less accumulated amortization                                              20,938       20,519
                                                                          ----------   ----------
Net capitalized software product costs                                         2,807        3,066
                                                                          ----------   ----------

                              TOTAL ASSETS                                $    5,716   $    6,374
                                                                          ==========   ==========

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                 OCTOBER 31     JULY 31
                                                                          2002          2002
                                                                       ----------    ----------
Current liabilities:
   Current portion of notes payable to shareholder                     $       --    $       50
   Current portion of notes payable                                         3,665         3,490
   RFC financed receivables facility                                          580           360
   Accounts payable                                                           567           293
   Deferred revenue                                                         4,346         4,619
   Accrued payroll and related liabilities                                  1,094         1,140
   Other accrued liabilities                                                  928         1,042
   Current portion of capital lease obligations                               151           116
                                                                       ----------    ----------
Total current liabilities                                                  11,419        11,022

Long term liabilities:
   Capital lease obligations                                                   14            26
   Other long term liabilities                                                535           531
                                                                       ----------    ----------
Total long term liabilities                                                   545           561

Shareholders' equity (deficit):
   Cumulative preferred stock, par value $.001 per share,
     1,000,000 shares authorized; 20,350 shares issued and
     outstanding at October 31, 2002 and July 31, 2002                         --            --
   Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,329,301 shares issued and outstanding
     at October 31, 2002 and July 31, 2002                                      6             6
   Common stock warrants and options                                        2,459         2,459
   Additional paid-in-capital                                              91,853        91,853
   Accumulated deficit                                                   (100,169)      (99,924)
                                                                       ----------    ----------
Total shareholders' equity (deficit)                                       (5,851)       (5,606)
                                                                       ----------    ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)        $    5,716    $    6,374
                                                                       ==========    ==========


See notes to unaudited condensed financial statements.

Note: The balance sheet at July 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    OCTOBER 31
                                                                   2002      2001
                                                                 -------    -------
Net revenues:
   Subscriptions, support and other services fees                $ 1,991    $ 2,455
   Software licenses and renewals                                    557        820
   Professional services                                             507        545
                                                                 -------    -------
                                                                   3,055      3,820
Operating expenses:
   Cost of products and services sold:
      Subscriptions, support and other services fees                 189        209
      Software licenses and renewals *                               425        396
      Professional services                                          150        208
                                                                 -------    -------
                                                                     764        813
   Depreciation and amortization (exclusive of amortization of software products included in cost of products and
      services sold)                                                  59         54
   Customer operations and support                                   310        303
   Selling, general and administrative                             1,514      1,857
   Software development and technical support                        475        646
                                                                 -------    -------
Operating expenses before amounts capitalized                      3,122      3,673
   Less capitalized portion                                         (160)      (258)
                                                                 -------    -------
Net operating expenses                                             2,962      3,415
                                                                 -------    -------

Operating income                                                      93        405
Other expense:
   Interest expense                                                 (335)      (329)
   Other, net                                                         (3)       (13)
                                                                 -------    -------
Total other expense                                                 (338)      (342)
                                                                 -------    -------
Net income (loss)                                                $  (245)   $    63
                                                                 =======    =======

Average common shares outstanding                                  6,329      6,184

Basic and diluted net income (loss) per share                    $ (0.04)   $  0.01
                                                                 =======    =======


See notes to unaudited condensed financial statements.


* Includes amortization of software products of $419 and $390 and excludes other depreciation and amortization shown separately

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          OCTOBER 31
                                                                        2002      2001
                                                                      -------    -------
OPERATING ACTIVITIES
   Net income (loss)                                                  $  (245)   $    63
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of software products                                419        390
         Amortization of goodwill                                          --          3
         Amortization of deferred financing costs and debt discount       237        237
         Depreciation and other amortization                               59         51
         Net change in receivables, prepaid expenses and other
              current assets                                              133        500
         Net change in accounts payable, deferred revenue,
           accrued liabilities and long term liabilities                 (491)      (634)
                                                                      -------    -------
   Net cash provided by operating activities                              112        610

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                        (3)        --
   Software product costs capitalized                                    (160)      (258)
                                                                      -------    -------
   Net cash used in investing activities                                 (163)      (258)

FINANCING ACTIVITIES
   Repayments under line of credit                                         --       (102)
   Payments under notes payable                                           (80)      (221)
   Payments of capital lease obligations                                  (47)       (45)
                                                                      -------    -------
   Net cash used in financing activities                                 (127)      (368)
                                                                      -------    -------

Net decrease in cash                                                     (178)       (16)
Cash at beginning of period                                               879        313
                                                                      -------    -------
Cash at end of period                                                 $   701    $   297
                                                                      =======    =======

Cash paid for interest                                                $    29    $   118
                                                                      =======    =======


See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                OCTOBER 31, 2002

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2002.

2.       BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The weighted average number of shares outstanding used to calculate basic and diluted earnings per share result in the same earnings per share amount.

3.       PREFERRED STOCK

The Series A preferred stock accrues dividends on a quarterly basis, cumulatively, at a rate per annum equal to the product of the stated value thereof and 2% above the prime rate (minimum dividend rate of 10% and maximum of 14%). All Series A preferred stock must be redeemed at $100 per share plus accrued and unpaid dividends prior to any payment of dividends on, or repurchases by the Company of, the Company's common stock. Prior to August 1, 2002, dividends, if declared by the Board of Directors, can be paid in either cash or additional shares of Series A preferred stock. The total amount of dividends in arrears on the Series A preferred stock is $1,303,000 at October 31, 2002.

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

5.       SUBSEQUENT EVENTS

On August 28, 2002, RGC, International Investors, LDC (RGC) orally offered to enter into an eight month "stand-still" agreement with the Company under which RGC would not exercise any claimed acceleration rights under the Company's convertible subordinated Debenture due in 2003 (Debenture) in return for an immediate payment of $500,000 by the Company and an option to buy back the Debenture and all other securities sold to RGC for $1 million at any time during the eight-month stand-still period. On September 13, 2002, the Company accepted RGC's offer.

On November 1, 2002, the Company received a letter from RGC's legal counsel stating that no such stand-still agreement exists and that RGC had sold its interest in the Debenture and assigned its rights and obligations on or around September 27, 2002.

The Company filed a lawsuit on November 8, 2002 against RGC and three alleged transferees of the Debenture to enforce the terms of the stand-still and buy-back agreement. RGC denies that any such agreement exists. An agent for the alleged transferees of the Debenture has contacted the Company with demands that are inconsistent with the terms of the stand-still and buy-back agreement and has submitted a purported demand to accelerate the maturity of the Debenture. The Company intends to vigorously contest the validity of this demand. The pending litigation and the purported demand may have a significant impact on the Company's results of operations in fiscal 2003.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Total revenue for the quarter ended October 31, 2002 decreased $765,000 or 20% compared to the same period last year, primarily due to the expected decline in non-Equipment Industry revenue and a decrease in new sales in the Equipment Industry. Earnings decreased from net income of $63,000, or $0.01 per share for the quarter ended October 31, 2001 to a net loss of $245,000 or $0.04 per share for the quarter ended October 31, 2002. Management believes that, due to cost containment efforts, the Company will continue to generate enough cash from operations to fund operations, investments and debt payments in fiscal 2003, provided the Debenture is satisfactorily resolved and/or restructured. The Company may incur net losses for the remainder of fiscal 2003 and the results of the lawsuit regarding the debenture may have a significant impact on earnings. See "Liquidity and Capital Resources" and "Forward Looking Statements."

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

                                    REVENUES

The Company is a leading provider of electronic catalog-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. The Company currently serves approximately 100 lines of manufactured equipment and 25,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. The Company supplies three types of software and services: robust Web and CD-ROM electronic parts catalogs, template-based website services and communication or transaction services. The Company's primary product line is electronic cataloging the other products are supplementary offerings that leverage its position in the catalog market.

As part of its historical business practice, the Company continues to provide electronic directory and transaction services to U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline during fiscal 2003.

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.

                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)


                                 THREE MONTHS ENDED
   INDUSTRY SECTOR:                  OCTOBER 31          PERCENT
                                  2002        2001       CHANGE
                                 ------      ------      -------
EQUIPMENT INDUSTRY
   North American
      Recurring                  $1,938      $1,964        (1%)
      Non-recurring                 448         737       (39%)
                                 ------      ------
         Subtotal                 2,386       2,701       (12%)

   Non-North American
      Recurring                     273         218        25%
      Non-recurring                  47          98       (52%)
                                 ------      ------
         Subtotal                   320         316         1%

   Total Equipment Industry
      Recurring                   2,211       2,182         1%
      Non-recurring                 495         835       (41%)
                                 ------      ------
         Subtotal                 2,706       3,017       (10%)

NON-EQUIPMENT INDUSTRY
   Recurring                        349         803       (57%)
   Non-recurring                     --          --        --
                                 ------      ------
   Subtotal                         349         803       (57%)

TOTAL REVENUE
   Recurring                      2,560       2,985       (14%)
   Non-recurring                    495         835       (41%)
                                 ------      ------
   Grand Total                   $3,055      $3,820       (20%)
                                 ======      ======

                  REVENUE BY PRODUCT IN THE EQUIPMENT INDUSTRY
                                 (IN THOUSANDS)

                                 THREE MONTHS ENDED
   PRODUCT:                           OCTOBER 31         PERCENT
                                  2002        2001       CHANGE
                                 ------      ------      -------
EQUIPMENT INDUSTRY
   Catalog and related
      Recurring                  $2,114      $1,945         9%
      Non-recurring                 485         777       (38%)
                                 ------      ------
         Subtotal                 2,599       2,722        (5%)

   Communications
      Recurring                      97         237       (59%)
      Non-recurring                  10          58       (83%)
                                 ------      ------
         Subtotal                   107         295       (64%)
                                 ------      ------
   Total Equipment Industry      $2,706      $3,017       (10%)
                                 ======      ======


Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 84% for the three months ended October 31, 2002 compared to 78% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business. Management expects the Equipment Industry revenues to increase and non-Equipment Industry revenues to decrease resulting in decreased total revenues for the remainder of fiscal 2003 compared to the prior year.


Equipment Industry

The Equipment Industry has been a growing percentage of the Company's revenue over the past five years and is composed of several vertical markets including outdoor power, recreation vehicles, motorcycles, auto and truck parts after-market, farm equipment, marine, construction, power sports, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management's strategy is to expand the Company's electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 79% for the three months ended October 31, 2001 to 89% for the three months ended October 31, 2002.

         North American

         Recurring revenues in the North American Equipment Industry decreased marginally for the three month period ended October 31, 2002, compared to the same period last year, primarily due to a decrease in the base revenue from the Company's communication products. Non-recurring revenues in the North American Equipment Industry decreased for the three month period ended October 31, 2002, compared to the same period last year, primarily due to fewer new customer contracts and customization projects because of the decline in the manufacturing sector of the economy.

         Non-North American

         Recurring revenues in the non-North American Equipment Industry increased for the three month period ended October 31, 2002, compared to the same period last year, primarily due to an increase in the base revenue of catalog customers. Non-recurring revenues in the non-North American Equipment Industry decreased for the three month period ended October 31, 2002, compared to the same period last year, primarily due to less revenue from new customer contracts.

         Catalog and Related Products

         Recurring revenues from the Company's catalog and related products in the Equipment Industry increased for the three month period ended October 31, 2002, compared to the same period last year, primarily due to an increase in the Company's base revenue of catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to continue at the same level or higher in both the North American and non-North American Equipment Industry for the remainder of fiscal 2003, as the Company continues to focus attention and resources on its catalog products, but that non-recurring catalog and related revenue growth may be delayed until the economy improves.

         Communications Products

         Revenues from the Company's communications products decreased for the three months ended October 31, 2002, compared to the same period last year, primarily due to a decline in the base revenue of communications customers. The Company has focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2003.

Non-Equipment Industry Business

The Company's business outside of the Equipment Industry includes sales of database management and electronic communication services to the agricultural inputs industry and, for part of fiscal 2002, the on-line provision of information for republication to the non-daily newspaper publishing industry. Revenues in this business have decreased for the three months ended October 31, 2002, compared to the same period last year. The Company's five-year contract with the Associated Press expired in February 2002. Revenue from this contract was approximately $384,000 for the three months ended October 31, 2001. Management expects revenue from its database management services to the agricultural inputs industry, which is approximately $500,000 on an annual basis, to decline significantly in the second half of fiscal 2003 due to competitive pressure.


                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company's unaudited financial statements.

   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                        OCTOBER 31          PERCENT
                                                     2002        2001       CHANGE
                                                    ------      ------
Subscriptions, support and other services fees
   Revenue                                          $1,991      $2,455        (19%)
   Cost of revenue                                     189         209         (9%)
   Cost of revenue as a percent of revenue              10%          9%

Software licenses and renewals
   Revenue                                             557         820        (32%)
   Cost of revenue                                     425         396          7%
   Cost of revenue as a percent of revenue              76%         48%

Professional services
   Revenue                                             507         545         (7%)
   Cost of revenue                                     150         208        (28%)
   Cost of revenue as a percent of revenue              30%         38%

Total
   Revenue                                          $3,055      $3,820        (20%)
   Cost of revenue                                     764         813         (6%)
   Cost of revenue as a percent of revenue              25%         21%

Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs and, during fiscal 2001, royalties on revenues in the publishing industry. Cost of subscriptions, support and other services fees as a percentage of revenue increased 1% for the three month period ended October 31, 2002, compared to the same period last year. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue increased for the three month period ended October 31, 2002, compared to the same period last year, primarily due to lower software license revenues. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three month period ended October 31, 2002, compared to the same period last year, primarily due to a decrease in software customization, which has a lower margin, and an increase in data conversion revenue, which has a higher margin. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company's performance towards the contracted amount for customization projects.


                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.


                               OPERATING EXPENSES
                                 (IN THOUSANDS)


                                                THREE MONTHS ENDED
                                                   OCTOBER 31          PERCENT
                                                 2002        2001      CHANGE
                                                ------      ------
Cost of products and services sold              $  764      $  813       (6%)
Customer operations and support                    310         303        2%
Selling, general and administrative              1,514       1,857      (18%)

Software development and technical support         475         646      (26%)
Less capitalized portion                          (160)       (258)     (38%)
Depreciation and amortization                       59          54        9%
                                                ------       -----
    Net operating expenses                      $2,962       $3,415     (13%)
                                                ======       ======


Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company's core network and customer support costs. Customer operations and support costs remained relatively the same for the three month period ended October 31, 2002, compared to the same period last year. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2003.

Selling, general and administrative expenses ("SG&A") decreased for the three month period ended October 31, 2002, compared to the same period last year, primarily due to cost reductions. SG&A, as a percentage of revenue, increased slightly from 49% for the three month period ended October 31, 2001 to 50% for the three month period ended October 31, 2002. Management expects costs in SG&A to continue to be lower than last year for the remainder of fiscal 2003 due to the cost containment efforts instituted by the Company.

The Company's technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs decreased for the three month period ended October 31, 2002, compared to the same period last year, primarily due to the reduction of resources. Management expects software development and technical support costs to continue to be lower than the previous year for the first six months and remain constant for the balance of fiscal 2003.

Capitalized software product costs represented 34% of software development and technical support for the three month period ended October 31, 2002, compared to 40% for the same period last year. Management expects capitalized software product costs to fluctuate from quarter to quarter depending on the deployment of the Company's resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support.

Depreciation and amortization expense increased slightly for the three month period ended October 31, 2002, compared to the same period last year. Management expects depreciation and amortization to continue at relatively the same level for the remainder of fiscal 2003.


                                   OTHER ITEMS

Earnings decreased from net income of $63,000 for the three month period ended October 31, 2001, to a net loss of $245,000 for the three month period ended October 31, 2002. The decrease in earnings is primarily due to the reduction in revenue, which was only partially offset by cost reductions. Management expects operating income and cash to be positive, but earnings to remain negative for the remainder of fiscal 2003.

Interest paid or accrued for payment increased from $124,000 for the three month period ended October 31, 2001, to $130,000 for the three month period ended October 31, 2002. Non-cash interest expense of approximately $205,000 was incurred for each of the three month periods ended October 31, 2001 and 2002 due to amortization of debt discount related to the Debenture.

Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, four acquisitions have been completed, all of which were fully integrated into the Company's operations prior to fiscal year 2000. The business development program is still an important component of the Company's growth strategy.


                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.


                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                                THREE MONTHS ENDED
                                                   OCTOBER 31          PERCENT
                                                 2002        2001      CHANGE
                                                ------      ------
Net cash provided by operating activities
   before changes in working capital             $ 470       $ 744       (37%)
Net cash used in investing activities             (163)       (258)       37%
                                                 -----        -----
   Subtotal                                        307         486       (37%)
Effect of net changes in working capital
                                                  (358)       (134)     (167%)
                                                 -----        -----
   Net cash provided by (used in) operating
and investing activities                         $ (51)      $ 352      (114%)
                                                 =====        =====


Net cash provided by operating activities before changes in working capital decreased for the three month period ended October 31, 2002, compared to the same period last year, due to the reduction in revenue. Net cash used in investing activities decreased for the three month period ended October 31, 2002, compared to the same period last year, due to decreased capitalized software costs. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects the summation of cash provided by operating activities before changes in working capital and used in investing activities to continue to be positive for the remainder of the fiscal year ended July 31, 2003, although there can be no assurance that this result will be ultimately achieved.

At October 31, 2002, the Company had cash of approximately $701,000 compared to approximately $879,000 at July 31, 2002.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.


                                  DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                           OCTOBER 31      JULY 31
                                                              2002           2002            NET
                                                          (UNAUDITED)      (AUDITED)        CHANGE
                                                          -----------     -----------     -----------
  Debt to Shareholder:
     Current portion of notes payable                              --              56             (56)
     Debt discount (common stock warrants)                         --              (6)              6
                                                          -----------     -----------     -----------
        Total Debt to Shareholder                                  --              50             (50)
  Subordinated Debenture:
     Notes payable *                                            4,000           4,000              --
     Debt discount (common stock warrants and options)           (389)           (588)            199
                                                          -----------     -----------     -----------
        Total Subordinated Debenture                            3,611             199           3,412
  Other Debt:
     Current portion of notes payable other                        54              78             (24)
                                                          -----------     -----------     -----------
        Total Other Debt
                                                                   54              78             (24)
                                                          -----------     -----------     -----------
  Total Debt                                              $     3,665     $     3,540     $       125
                                                          ===========     ===========     ===========


* The Debenture requires the Company to maintain listing of its common stock on the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange and that failure to meet this requirement allows the original holder to accelerate the Debenture at 130% of principal and accrued interest, and to increase the interest rate from 7% to 17%. The Company's common stock is not so listed.

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

As set forth in "Part II, Item 1 - Legal Proceeding," the Company has filed a lawsuit in Milwaukee County Circuit Court against the original holder of the Debenture and three alleged transferees to enforce the terms of a stand-still and buy-back agreement between the Company and the original holder of the Debenture. The original holder of the Debenture denies that any such agreement exists. An agent for the alleged transferees of the Debenture has contacted the Company with demands that are wholly inconsistent with the terms of the stand-still and buy-back agreement and has submitted a purported demand to accelerate the maturity of the Debenture. The Company intends to vigorously contest the validity of this demand. In the event that the Company is not successful in its lawsuit, management expects that the Company would be able to pay the Debenture in full over several years but it cannot pay it in full at this time. The pending litigation and the purported demand may have a significant impact on the Company's results of operations in fiscal 2003.


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

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility. The three-year Sale Agreement allows RFC to purchase up to

$3.0 million of ARI's accounts receivable. Under the Sale Agreement, RFC purchases 90% of eligible receivables. In connection with the Sale Agreement ARI was required to pay a commitment fee of $45,000 on September 28, 1999, $30,000 on September 28, 2000, and $15,000 on September 28, 2001. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. The Sale Agreement has been extended through January 28, 2003. If the Sale Agreement is not renewed beyond the current expiration date, ARI's primary source of additional liquidity will no longer be available to it. In addition, the most recent extension provides that any attempt by the holder of the Debenture to accelerate the obligation shall be deemed an event of default under the Sale Agreement. As noted above, the Company has received a purported demand for immediate payment of the Debenture, but intends to vigorously contest the validity of this demand. If the Company loses the source of liquidity under the Sale Agreement and is unable to replace it, ARI's financial condition and capital resources would be significantly and adversely affected. As of December 10, 2002, the balance of the RFC Facility was $549,000.

Management believes that funds generated from operations and the Sales Agreement will be adequate to fund the Company's operations, investments and debt payments through fiscal 2003, provided the Debenture is satisfactorily resolved and/or restructured and the Sale Agreement renewed.

The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA decreased from $836,000 for the three month period ended October 31, 2001 to $568,000 for the three month period ended October 31, 2002, primarily due to the decrease in revenue. Management believes that EBITDA will continue to be positive in fiscal 2003 and beyond, although there can be no assurance that this will occur.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ARI is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. ARI's only expenses subject to interest rate risk are (i) interest expense on the WITECH Term Loan and (ii) monthly program fees owed with respect to the Sale Agreement. See "Liquidity and Capital Resources". The WITECH Term Loan, which bore interest tied to prevailing market rates, was paid in full as of October 15, 2002. The monthly program fees under the Sale Agreement are also tied to prevailing market interest rates. An increase or decrease of one percent in the prime interest rate would affect ARI's net income by approximately plus or minus $5,000, annualized, based on the outstanding balances under the Sale Agreement at December 10, 2002. As a result, ARI believes that the market risk relating to interest rate movements is minimal.


ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that the disclosure controls and procedures of the Company are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

The Complaint was only recently filed and, as of December 13, 2002, none of the defendants had filed an answer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Item 1 - Legal proceedings with respect to information concerning a purported demand to accelerate the maturity of the Company's Debenture.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             10.1  2000 Stock Option Plan, as amended
             99.1  Section 906 certification of Chief Executive Officer
             99.2  Section 906 certification of Chief Financial Officer

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended October 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        ARI Network Services, Inc.
        (Registrant)


Date:   December 16, 2002             /s/ Brian E. Dearing
                                      -----------------------------------------
                                      Brian E. Dearing, Chairman of the Board


                                      /s/ Timothy Sherlock
                                      -----------------------------------------
                                      Timothy Sherlock, Chief Financial Officer

                                 CERTIFICATIONS

   I, Brian E. Dearing, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of ARI Network Services, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 16, 2002
                                             /s/ Brian E. Dearing
                                             ----------------------------------
                                             By:    Brian E. Dearing
                                             Title: Chairman, President and CEO

   I, Timothy Sherlock, certify that:

       1. I have reviewed this quarterly report on Form 10-Q of ARI Network Services, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors ( or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 16, 2002
                                     /s/ Timothy Sherlock
                                     ------------------------------------------
                                     By:    Timothy Sherlock
                                     Title: Chief Financial Officer, Secretary,
                                            Treasurer, and VP of Finance

                                 EXHIBIT INDEX


EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------
10.1     2000 Stock Option Plan, as amended
99.1     Section 906 certification of Chief Executive Officer
99.2     Section 906 certification of Chief Financial Officer