Form 10-Q
period 2003-01-31
ARI NETWORK SERVICES INC /WI
filed 2003-03-17
CIK 879796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to __________________

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

                     YES                        NO    X

As of March 10, 2003 there were 6,461,722 shares of the registrant's shares outstanding.

                           ARI NETWORK SERVICES, INC.

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED JANUARY 31, 2003

                                      INDEX





PART I - FINANCIAL INFORMATION
                                                                                                     Page
     Item 1        Financial statements

                            Condensed balance sheets - January 31, 2003 and July 31, 2002              3-4

                            Condensed statements of operations for the three and six months
                              ended January 31, 2003 and 2002                                           5

                            Condensed statements of cash flows for the six months ended
                              January 31, 2003 and 2002                                                 6

                            Notes to unaudited condensed financial statements                          7-8

     Item 2        Management's discussion and analysis of financial condition and results
                   of operations                                                                       8-16

     Item 3        Quantitative and qualitative disclosures about market risk                           16

     Item 4        Controls and procedures                                                              16

PART II - OTHER INFORMATION

     Item 1        Legal proceedings                                                                    17

     Item 3        Defaults upon senior securities                                                      17

     Item 4        Submission of matters to a vote of security holders                                 17-18

     Item 6        Exhibits and reports on Form 8-K                                                     18

Signatures

Certifications

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                                  ASSETS                                  JANUARY 31             JULY 31
                                                                             2003                  2002
                                                                         -------------         -------------
Current assets:
   Cash                                                                       $ 1,232                $  879
   Trade receivables, less allowance for doubtful accounts of $152
     at January 31, 2003 and $140 at July 31, 2002                              1,645                 1,743
   Prepaid expenses and other                                                     105                    84
                                                                         -------------         -------------
Total current assets                                                            2,982                 2,706

Equipment and leasehold improvements:
   Computer equipment                                                           4,394                 4,394
   Leasehold improvements                                                          73                    73
   Furniture and equipment                                                      1,295                 1,292
                                                                         -------------         -------------
                                                                                5,762                 5,759
   Less accumulated depreciation and amortization                               5,374                 5,262
                                                                         -------------         -------------
Net equipment and leasehold improvements                                          388                   497

Other assets                                                                        5                   105

Capitalized software product costs                                             23,868                23,585
   Less accumulated amortization                                               21,383                20,519
                                                                         -------------         -------------
Net capitalized software product costs                                          2,485                 3,066
                                                                         -------------         -------------
                              TOTAL ASSETS                                    $ 5,860               $ 6,374
                                                                         =============         =============

                           ARI NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               JANUARY 31            JULY 31
                                                                                 2003                2002
                                                                            ---------------     ----------------
Current liabilities:
   Current portion of notes payable to shareholder                                  $    -               $   50
   Current portion of notes payable                                                  3,905                3,490
   RFC financed receivables facility                                                   377                  360
   Accounts payable                                                                    292                  567
   Deferred revenue                                                                  4,853                4,619
   Accrued payroll and related liabilities                                           1,017                1,140
   Other accrued liabilities                                                           948                1,042
   Current portion of capital lease obligations                                         85                  151
                                                                            ---------------     ----------------
Total current liabilities                                                           11,477               11,419

Long term liabilities:
   Capital lease obligations                                                             4                   26
   Other long term liabilities                                                         561                  535
                                                                            ---------------     ----------------
Total long term liabilities                                                            565                  561

Shareholders' equity (deficit):
   Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at January
     31, 2003 and July 31, 2002                                                          -                    -
   Common stock, par value $.001 per share, 25,000,000 shares authorized;
     6,461,722 and 6,329,301 shares issued and outstanding at January 31,
     2003 and July 31, 2002, respectively                                                6                    6
   Common stock warrants and options                                                 2,459                2,459
   Additional paid-in-capital                                                       91,897               91,853
   Accumulated deficit                                                           (100,544)             (99,924)
                                                                            ---------------     ----------------
Total shareholders' equity (deficit)                                               (6,182)              (5,606)
                                                                            ---------------     ----------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                    $ 5,860              $ 6,374
                                                                            ===============     ================


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

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JANUARY 31                      JANUARY 31
                                                               2003           2002              2003           2002
                                                           -------------  ------------     --------------  ------------
Net revenues:
    Subscriptions, support and other services fees             $  2,040       $ 2,228           $  4,031       $ 4,683
    Software licenses and renewals                                  548           671              1,105         1,491
    Professional services                                           505           419              1,012           964
                                                           -------------  ------------     --------------  ------------
                                                                  3,093         3,318              6,148         7,138
Operating expenses:
    Cost of products and services sold:
       Subscriptions, support and other services fees               112          (58)                301           151
       Software licenses and renewals *                             448           423                873           819
       Professional services                                        194           152                344           360
                                                           -------------  ------------     --------------  ------------
                                                                    754           517              1,518         1,330
    Depreciation and amortization (exclusive of
      amortization of software products included in
      cost of products and services sold)                            53            53                112           107
    Customer operations and support                                 312           291                622           594
    Selling, general and administrative                           1,688         1,660              3,202         3,517
    Software development and technical support                      401           541                876         1,187
                                                           -------------  ------------     --------------  ------------
Operating expenses before amounts capitalized                     3,208         3,062              6,330         6,735
      Less capitalized portion                                    (123)         (172)              (283)         (430)
                                                           -------------  ------------     --------------  ------------
Net operating expenses                                            3,085         2,890              6,047         6,305
                                                           -------------  ------------     --------------  ------------
Operating income                                                      8           428                101           833
Other income (expense):
      Interest expense                                            (344)         (411)              (679)         (740)
      Other, net                                                   (39)            17               (42)             4
                                                           -------------  ------------     --------------  ------------
Total other expense                                               (383)         (394)              (721)         (736)
                                                           -------------  ------------     --------------  ------------
Net income (loss)                                              $  (375)        $   34           $  (620)        $   97
                                                           =============  ============     ==============  ============

Average common shares outstanding                                 6,437         6,197              6,383         6,190

Basic and diluted net income (loss) per share                  $ (0.06)       $  0.01          $  (0.10)       $  0.02
                                                           =============  ============     ==============  ============


See notes to unaudited condensed financial statements.


  * Includes amortization of software products of $445, $405, $864 and $795 and excludes other depreciation and amortization shown separately

                           ARI NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JANUARY 31
                                                                          2003               2002
                                                                     --------------    ---------------
OPERATING ACTIVITIES
   Net income (loss)                                                      $  (620)             $   97
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of software products                                     864                795
         Amortization of goodwill                                                -                  6
         Amortization of deferred financing costs and debt discount            510                473
         Depreciation and other amortization                                   112                101
         Net change in receivables, prepaid expenses and other
              current assets                                                    77                138
         Net change in accounts payable, deferred revenue,
           accrued liabilities and long term liabilities                     (215)              (340)
                                                                     --------------    ---------------
   Net cash provided by operating activities                                   728              1,270

INVESTING ACTIVITIES
   Purchase of equipment and leasehold improvements                            (3)                  -
   Software product costs capitalized                                        (283)              (430)
                                                                     --------------    ---------------
   Net cash used in investing activities                                     (286)              (430)

FINANCING ACTIVITIES
   Repayments under line of credit                                               -              (200)
   Borrowings under notes payable                                               58                  -
   Payments under notes payable                                              (103)              (388)
   Payments of capital lease obligations                                      (88)               (89)
   Proceeds from issuance of common stock                                       44                 14
                                                                     --------------    ---------------
   Net cash used in financing activities                                      (89)              (663)
                                                                     --------------    ---------------

Net increase in cash                                                           353                177
Cash at beginning of period                                                    879                313
                                                                     --------------    ---------------
Cash at end of period                                                     $  1,232             $  490
                                                                     ==============    ===============

Cash paid for interest                                                    $    104             $  267
                                                                     ==============    ===============


See notes to unaudited condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                JANUARY 31, 2003

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 31, 2002.

2.       BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The weighted average number of shares outstanding used to calculate basic and diluted earnings per share result in the same earnings per share amount.

3.       PREFERRED STOCK

At January 31, 2003, the Company has 20,350 shares of Series A Preferred Stock outstanding. Each share is entitled to a cumulative annual dividend equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors. The Company may redeem outstanding shares at any time at the redemption price of $100 per share plus accrued and unpaid dividends. In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock. Accumulated dividends in arrears at January 31, 2003, are $1,358,000.

4.       NOTES PAYABLE

The convertible subordinated Debenture (the "Debenture"), issued on April 27, 2000, and accrued interest thereon is convertible into common stock at a rate of $4 per share, subject to certain adjustments. Concurrent with the issuance of the Debenture, the Company issued the investors 600,000 common stock purchase warrants expiring April 27, 2005 and 800,000 investment options which expired October 27, 2001. Each of the warrants are exercisable for one share of common stock at a price of $6 per share. The warrants and options, which were originally estimated to have a value of $2,354,000, less accumulated amortization, reduce the carrying amount of the debt.

5.       LITIGATION

On August 28, 2002 RGC International Investors, LDC (RGC) orally offered to enter into an eight month "stand-still" agreement with the Company under which RGC would not exercise any claimed acceleration rights under the Company's Debenture in return for an immediate payment of $500,000 by the Company and an option to buy back the Debenture and all other securities sold to RGC for $1 million at any time during the eight-month stand-still period. On September 13, 2002, the Company accepted RGC's offer.

On November 8, 2002, the Company filed a lawsuit in the Milwaukee County Circuit Court, Milwaukee, Wisconsin (the "Wisconsin Lawsuit"), against RGC and three alleged transferees of the Debenture -- ARI Network Services Partners (which is not in any way affiliated with the Company), Dolphin Offshore Partners, LP and SDS Merchant Fund, LP -- to enforce the terms of the stand-still and buy-back agreement. RGC and its alleged transferees deny that any such agreement exists, and they have each moved to dismiss the Wisconsin Lawsuit on the grounds that a Wisconsin court does not have personal jurisdiction over these parties and because they believe that the claims set forth in the Wisconsin Lawsuit should be heard in Delaware pursuant to a forum selection clause contained in the Securities Purchase Agreement dated as of April 25, 2000. An agent for the alleged transferees of the Debenture has contacted the Company with demands that are inconsistent with the terms of the stand-still and buy-back agreement and has submitted a purported demand to accelerate the maturity of the Debenture. The Company intends to vigorously contest the validity of this demand.

On January 2, 2003, RGC commenced a lawsuit in the United States District Court for the District of Delaware (the "Delaware Lawsuit") against the Company seeking a declaration of RGC's and the Company's rights under the Securities Purchase Agreement dated as of April 25, 2000, between RGC and the Company, as well as under the Debenture, stock warrants and an investment option issued pursuant to the Securities Purchase Agreement. RGC also seeks specific performance and injunctive relief enjoining the Company from maintaining and prosecuting the Wisconsin Lawsuit. In addition, RGC seeks damages in an unspecified amount for alleged breach of contract and breach of the duty of good faith and fair dealing. The Company vigorously denies these allegations and moved to dismiss the Delaware Lawsuit on numerous grounds on February 11, 2003.

Moreover, the Company intends to vigorously pursue the Wisconsin Lawsuit to compel RGC to honor the terms of the stand-still and buy-back agreement the Company asserts it reached with RGC in September 2002.The outcomes of the Wisconsin Lawsuit, the Delaware Lawsuit and the purported demand to accelerate the maturity of the Debenture may have a significant impact on the Company's results of operations in fiscal 2003.







                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Total revenue for the quarter ended January 31, 2003 decreased $225,000 or 7% compared to the same period last year, primarily due to the expected decline in non-Equipment Industry revenue. Earnings decreased from net income of $34,000, or $0.01 per share for the quarter ended January 31, 2002 to a net loss of $375,000 or $0.06 per share for the quarter ended January 31, 2003. Management believes that, due to continued cost containment efforts, the Company will continue to generate enough cash from operations to fund operations, investments and debt payments in fiscal 2003, provided the Debenture is satisfactorily resolved and/or restructured. The Company may incur net losses for the remainder of fiscal 2003 and the results of the lawsuit regarding the debenture may have a significant impact on earnings. See "Liquidity and Capital Resources" and "Forward Looking Statements."

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about accrued expenses that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Debt Instruments

The Company valued a debt discount for Common Stock Warrants and Options granted in consideration for the Debenture using the Black Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.


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

                                    REVENUES

The Company is a leading provider of electronic catalog-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. The Company currently provides approximately 80 catalogs of manufactured equipment for 60 manufacturers to approximately 24,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. Collectively, dealers and distributors have approximately 76,000 catalog subscriptions. The Company supplies three types of software and services: robust Web and CD-ROM electronic parts catalogs, template-based website services and communication or transaction services. The Company's primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.

The following table sets forth certain Catalog, Customer and Subscription information by region derived from the Company's financial databases.

            CATALOG, CUSTOMER AND SUBSCRIPTION INFORMATION BY REGION
                            (AS OF JANUARY 31, 2003)


                                                 DISTINCT                                        DISTINCT               DISTINCT
                            CATALOGS          MANUFACTURERS          SUBSCRIPTIONS            DISTRIBUTORS              DEALERS
North American                 74                   52                   57,120                     94                   16,177
Non-North American             71                    8                   18,706                     18                    7,648
Included in both Regions      (65)                   -                        -                      -                        -
     Total                     80                   60                   75,826                    112                   23,825


         "Catalog" = A separately sold and/or distributed parts catalog. A manufacturer may have more one catalog. More than one brand or distinct product line may be included in a catalog.


         "Distinct Manufacturer" = A single independent manufacturer, not owned by another manufacturer, served by ARI.
                                   Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

                  "Subscription" = A Single catalog subscribed to by a single dealer or distributor. A dealer or
                                   distributor may have more than one
                                   subscription.

          "Distinct Distributor" = A single independent distributor, not owned by another distributor, served by ARI. A distributor buys from manufacturers and sells to dealers.

               "Distinct Dealer" = A single independent servicing dealer, not owned by another dealer, served by ARI.


As part of its historical business practice, the Company continues to provide electronic directory and transaction services to the U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline during fiscal 2003.

Management reviews the Company's recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.


                           REVENUE BY INDUSTRY SECTOR
                                 (IN THOUSANDS)

                                     THREE MONTHS ENDED                            SIX MONTHS ENDED
     INDUSTRY SECTOR:                    JANUARY 31           PERCENT                 JANUARY 31           PERCENT
                                    2003            2002       CHANGE             2003           2002       CHANGE
                                ----------------------------------------      ---------------------------------------
 EQUIPMENT INDUSTRY
    North American
       Recurring                     $ 2,147         $ 1,919        12%            $ 4,085        $ 3,883         5%
       Non-recurring                     365             423      (14%)                813          1,160      (30%)
                                -------------   -------------                 -------------   ------------
          Subtotal                     2,512           2,342         7%              4,898          5,043       (3%)

    Non-North American
       Recurring                         211             260      (19%)                484            478         1%
       Non-recurring                     104              25       316%                151            123        23%
                                -------------   -------------                 -------------   ------------
          Subtotal                       315             285        11%                635            601         6%

    Total Equipment Industry
       Recurring                       2,358           2,179         8%              4,569          4,361         5%
       Non-recurring                     469             448         5%                964          1,283      (25%)
                                -------------   -------------                 -------------   ------------
          Subtotal                     2,827           2,627         8%              5,533          5,644       (2%)

 NON-EQUIPMENT INDUSTRY
    Recurring                            230             691      (67%)                579          1,494      (61%)

    Non-recurring                         36               -        N/A                 36              -        N/A
                                -------------   -------------                 -------------   ------------
    Subtotal                             266             691      (62%)                615          1,494      (59%)

 TOTAL REVENUE
    Recurring                          2,588           2,870      (10%)              5,148          5,855      (12%)
    Non-recurring                        505             448        13%              1,000          1,283      (22%)
                                -------------   -------------                 -------------   ------------
    Grand Total                      $ 3,093         $ 3,318       (7%)            $ 6,148        $ 7,138      (14%)
                                =============   =============                 =============   ============



                  REVENUE BY PRODUCT IN THE EQUIPMENT INDUSTRY
                                 (IN THOUSANDS)

                                     THREE MONTHS ENDED                            SIX MONTHS ENDED
     PRODUCT:                            JANUARY 31                                   JANUARY 31           PERCENT
                                    2003            2002                          2003           2002       CHANGE
                                -------------   -------------                 -------------   -----------------------
 EQUIPMENT INDUSTRY
    Catalog and related
       Recurring                     $ 2,230         $ 2,040         9%            $ 4,344        $ 3,985         9%
       Non-recurring                     467             422        11%                952          1,199      (21%)
                                -------------   -------------                 -------------   ------------
          Subtotal                     2,697           2,462        10%              5,296          5,184         2%

    Communications
       Recurring                         128             139       (8%)                225            376      (40%)
       Non-recurring                       2              26      (92%)                 12             84      (86%)
                                -------------   -------------                 -------------   ------------
          Subtotal                       130             165      (21%)                237            460      (48%)
                                -------------   -------------                 -------------   ------------
    Total Equipment Industry         $ 2,827         $ 2,627         8%            $ 5,533        $ 5,644       (2%)
                                =============   =============                 =============   ============

Recurring revenues are derived from catalog subscription fees, catalog data update fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 84% for the six months ended January 31, 2003 compared to 82% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business. Management expects the Equipment Industry revenues to increase slightly and non-Equipment Industry revenues to decrease resulting in decreased total revenues for the remainder of fiscal 2003 compared to the prior year.

Equipment Industry

The Equipment Industry has been a growing percentage of the Company's revenue over the past five years and is composed of several vertical markets including outdoor power, recreation vehicles, motorcycles, auto and truck parts after-market, farm equipment, marine, construction, power sports, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management's strategy is to expand the Company's electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 79% for the six months ended January 31, 2002 to 90% for the six months ended January 31, 2003.

    North American

    Recurring revenues in the North American Equipment Industry increased for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to an increase in the base revenue from the Company's catalog products. Non-recurring revenues in the North American Equipment Industry decreased for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to fewer new customer contracts and customization projects because of the continued decline in the manufacturing sector of the economy.

    Non-North American

    Recurring revenues in the non-North American Equipment Industry decreased for the three month period ended January 31, 2003, compared to the same period last year, primarily due to the timing of catalog updates and increased slightly for the six month period ended January 31, 2003, compared to the same period last year. Non-recurring revenues in the non-North American Equipment Industry increased for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to more revenue from new customer contracts.

    Catalog and Related Products

    Recurring revenues from the Company's catalog and related products in the Equipment Industry increased for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to an increase in the Company's base revenue of catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to continue at the same level or higher in both the North American and non-North American Equipment Industry for the remainder of fiscal 2003, as the Company continues to focus attention and resources on its catalog products, but that non-recurring catalog and related revenue growth may be delayed until the economy improves.

    Communications Products

    Revenues from the Company's communications products decreased for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to a decline in the base revenue of communications customers. The Company has focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2003.

Non-Equipment Industry Business

The Company's business outside of the Equipment Industry includes sales of database management and electronic communication services to the agricultural inputs industry and, for part of fiscal 2002, the on-line provision of information for republication to the non-daily newspaper publishing industry. Revenues in this business have decreased for the three and six month periods ended January 31, 2003, compared to the same periods last year. The Company's five-year contract with the Associated Press expired in February 2002. Revenue from this contract was approximately $752,000 for the six months ended January 31, 2002. Management cautions that revenue from its database management services to the agricultural inputs industry, which was approximately $500,000 last year, may decline significantly in the second half of fiscal 2003 due to competitive pressure from a new offering planned by the industry association.

                       COST OF PRODUCTS AND SERVICES SOLD

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company's unaudited financial statements.


   COST OF PRODUCTS AND SERVICES SOLD AS A PERCENT OF REVENUE BY REVENUE TYPE
                                 (IN THOUSANDS)


                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JANUARY 31        PERCENT             JANUARY 31        PERCENT
                                                      2003          2002    CHANGE           2003         2002    CHANGE
                                                  ------------  -----------              -----------  -----------
Subscriptions, support and other services fees
   Revenue                                            $ 2,040      $ 2,228     (8%)         $ 4,031      $ 4,683    (14%)
   Cost of revenue                                        112         (58)     293%             301          151      99%
   Cost of revenue as a percent of revenue                 5%         (3%)                       7%           3%

Software licenses and renewals
   Revenue                                                548          671    (18%)           1,105        1,491    (26%)

   Cost of revenue                                        448          423       6%             873          819       7%
   Cost of revenue as a percent of revenue                82%          63%                      79%          55%

Professional services
   Revenue                                                505          419      21%           1,012          964       5%

   Cost of revenue                                        194          152      28%             344          360     (4%)
   Cost of revenue as a percent of revenue                38%          36%                      34%          37%

Total
   Revenue                                            $ 3,093      $ 3,318     (7%)         $ 6,148      $ 7,138    (14%)
   Cost of revenue                                        754          517      46%           1,518        1,330      14%
   Cost of revenue as a percent of revenue                24%          16%                      25%          19%







Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs and, during fiscal 2002, royalties on revenues in the publishing industry. Cost of subscriptions, support and other services fees as a percentage of revenue increased significantly for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to the reduction of an accrual for royalties related to the settlement of a contract in the publishing industry during fiscal 2002. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue increased for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to lower software license revenues. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the first six months of fiscal 2003, compared to the same period last year, primarily due to a decrease in software customization, which has a lower margin, and an increase in data conversion revenue, which has a higher margin and increased for the three month period ended January 31, 2003, compared to the same period last year, as the Company provided catalog production labor at no charge to the manufacturer for catalogs requested by the dealers in exchange for subscription fees from the dealers. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company's performance towards the contracted amount for customization projects.

                               OPERATING EXPENSES

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

                               OPERATING EXPENSES
                                 (IN THOUSANDS)


                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                 JANUARY 31        PERCENT              JANUARY 31         PERCENT
                                              2003         2002     CHANGE          2003           2002     CHANGE
                                           -----------  -----------              ------------   -----------

Cost of products and services sold             $  754       $  517      46%          $ 1,518       $ 1,330      14%
Customer operations and support                   312          291       7%              622           594       5%
Selling, general and administrative             1,688        1,660       2%            3,202         3,517     (9%)
Software development and technical support        401          541    (26%)              876         1,187    (26%)
Less capitalized portion                        (123)        (172)    (28%)            (283)         (430)    (34%)
Depreciation and amortization                      53           53        -              112           107       5%
                                           -----------  -----------              ------------   -----------
    Net operating expenses                    $ 3,085      $ 2,890       7%         $ 6,047        $ 6,305     (4%)
                                           ===========  ===========              ============   ===========


Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company's core network and customer support costs. Customer operations and support costs increased slightly for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to the reallocation of personnel from the technical support group to the customer support group. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2003.

Selling, general and administrative expenses ("SG&A") decreased for the first six months of fiscal 2003, compared to the same period last year, primarily due to cost reductions and increased for the three months ended January 31, 2003, compared to the same period last year, primarily due to increased legal fees related to the Company's lawsuit to enforce the agreement regarding the Debenture. SG&A, as a percentage of revenue, increased from 49% for the six month period ended January 31, 2002 to 52% for the six month period ended January 31, 2003. Management expects SG&A costs to continue at relatively the same level until the lawsuit is resolved.

The Company's technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs decreased for the three and six month periods ended January 31, 2003, compared to the same periods last year, primarily due to the reduction of resources in that area. Management expects software development and technical support costs to continue to remain relatively the same for the remainder of fiscal 2003.

Capitalized software product costs represented 32% of software development and technical support for the six month period ended January 31, 2003, compared to 36% for the same period last year. Management expects capitalized software product costs to fluctuate from quarter to quarter depending on the deployment of the Company's resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support.

Depreciation and amortization expense increased slightly for the six month period ended January 31, 2003, compared to the same period last year. Management expects depreciation and amortization to continue at relatively the same level for the remainder of fiscal 2003.



                                   OTHER ITEMS

Earnings decreased from net income of $97,000 for the six month period ended January 31, 2002, to a net loss of $620,000 for the six month period ended January 31, 2003. The decrease in earnings is primarily due to the reduction in revenue, which was only partially offset by other cost reductions. Management expects operating income to be positive, but earnings to remain negative for the remainder of fiscal 2003.

Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment decreased from $330,000 for the six month period ended January 31, 2002, to $269,000 for the six month period ended January 31, 2003. In addition, non-cash interest expense of approximately $410,000 was incurred for each of the six month periods ended January 31, 2003 and 2002 due to amortization of debt discount related to the Debenture and shareholder note.

Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company's market position, product offerings, and personnel resources. Since the program's inception, four acquisitions have been completed, all of which were fully integrated into the Company's operations prior to fiscal year 2000. The business development program is still an important component of the Company's long-term growth strategy.

                         LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company's unaudited financial statements.

                              CASH FLOW INFORMATION
                                 (IN THOUSANDS)

                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                   JANUARY 31        PERCENT            JANUARY 31         PERCENT
                                                2003        2002     CHANGE          2003         2002     CHANGE
                                             ----------- -----------              ------------ -----------
Net cash provided by operating activities
   before changes in working capital              $ 396       $ 728     (46%)          $  866     $ 1,472     (41%)
Effect of net changes in working capital            220        (68)      424%           (138)       (202)       32%
                                             ----------- -----------              ------------ -----------
   Net cash provided by operating activities        616         660      (7%)             728       1,270     (43%)
Net cash used in investing activities             (123)       (172)     (28%)           (286)       (430)     (33%)
                                             ----------- -----------              ------------ -----------
   Net cash provided by (used in) operating
      and investing activities                    $ 493       $ 488        1%           $ 442      $  840     (47%)
                                             =========== ===========              ============ ===========


Net cash provided by operating activities decreased for the three and six month periods ended January 31, 2003, compared to the same periods last year, due to the reduction in revenue. Net cash used in investing activities decreased for the three and six month periods ended January 31, 2003, compared to the same periods last year, due to decreased capitalized software product costs. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects the summation of cash provided by operating activities and used in investing activities to continue to be positive for the remainder of the fiscal year ended July 31, 2003, although there can be no assurance that this result will be ultimately achieved.

At January 31, 2003, the Company had cash of approximately $1,232,000 compared to approximately $879,000 at July 31, 2002.

The following table sets forth, for the periods indicated, certain information related to the Company's debt derived from the Company's unaudited financial statements.

                                  DEBT SCHEDULE
                                 (IN THOUSANDS)

                                                          JANUARY 31        JULY 31
                                                             2003             2002             NET
                                                         (UNAUDITED)       (AUDITED)          CHANGE
                                                       ---------------   -------------   ---------------
  Debt to Shareholder:
     Current portion of notes payable                               -              56              (56)
     Debt discount (common stock warrants)                          -             (6)                 6
                                                       ---------------   -------------   ---------------
        Total Debt to Shareholder                                   -              50              (50)
  Subordinated Debenture:
     Notes payable *                                            4,000           4,000                 -
     Debt discount (common stock warrants and options)          (184)           (588)               404
                                                       ---------------   -------------   ---------------
        Total Subordinated Debenture                            3,816           3,412               404
  Other Debt:
     Current portion of notes payable other                        89              78                11
                                                       ---------------   -------------   ---------------
        Total Other Debt                                           89              78                11
                                                       ---------------   -------------   ---------------
  Total Debt                                                  $ 3,905         $ 3,540            $  365
                                                       ===============   =============   ===============

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

As set forth in "Part II, Item 1 - Legal Proceedings," the Company filed a lawsuit in Milwaukee County Circuit Court against the original holder of the Debenture and three alleged transferees to enforce the terms of a stand-still and buy-back agreement between the Company and the original holder of the Debenture. The original holder of the Debenture denies that any such agreement exists, and it subsequently filed a lawsuit against the Company in Delaware Federal Court seeking a declaration of the parties' rights under the Securities Purchase Agreement. The Company vigorously denies the allegations set forth in the Delaware lawsuit and the Company recently moved to dismiss this lawsuit on numerous grounds. In addition, an agent for the alleged transferees of the Debenture contacted the Company with demands that are wholly inconsistent with the terms of the stand-still and buy-back agreement and submitted a purported demand to accelerate the maturity of the Debenture. The Company intends to vigorously contest the validity of this demand. In the event that the Company is not successful in its lawsuit, management expects that the Company would be able to pay the Debenture in full over several years but it cannot pay it in full at this time. The litigation pending in Milwaukee County Circuit Court and in Delaware, together with the purported demand to accelerate the maturity of the Debenture, may have a significant impact on the Company's results of operations in fiscal 2003.

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

On September 28, 1999, ARI and RFC Capital Corporation ("RFC") executed a Receivables Sales Agreement (the "Sale Agreement") establishing a $3.0 million working capital facility, pursuant to which RFC purchases 90% of eligible receivables. In connection with the Sale Agreement, ARI has paid commitment and accommodation fees. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. The Sale Agreement has been extended through April 24, 2003. If the Sale Agreement is not renewed beyond the current expiration date, ARI's primary source of additional liquidity will no longer be available to it. In addition, the most recent extension provides that any attempt by the purported holder of the Debenture to accelerate the obligation shall be deemed an event of default under the Sale Agreement. As noted above, the Company has received a purported demand for immediate payment of the Debenture, but intends to vigorously contest the validity of this demand. If the Company loses the source of liquidity under the Sale Agreement and is unable to replace it, ARI's financial condition and capital resources would be significantly and adversely affected. As of March 10, 2003, the balance of the RFC Facility was $700,000.

Management believes that funds generated from operations and the Sales Agreement will be adequate to fund the Company's operations, investments and debt payments through fiscal 2003, provided the Debenture is satisfactorily resolved and/or restructured and the Sale Agreement renewed.


The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA decreased $436,000 or 48% for the three month period ended January 31, 2003 and $704,000 or 40% for the six month period ended January 31, 2003, compared to the same periods last year, primarily due to the decrease in revenue. Management believes that EBITDA will continue to be positive in fiscal 2003 and beyond, although there can be no assurance that this will occur.

 The following table sets forth, for the periods indicated, certain information reconciling earnings before interest, taxes, depreciation and amortization to the Company's unaudited financial statements.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    JANUARY 31         PERCENT           JANUARY 31         PERCENT
                                                 2003         2002     CHANGE         2003         2002     CHANGE
                                              -----------  -----------             -----------  ---------------------
Net Income (loss)                                $ (375)        $  34                 $ (620)       $   97
    Plus: Interest                                   344          411                     679          740
          Amortization of software products          445          405                     864          795
          Other depreciation and amortization         53           53                     112          107
                                              -----------  -----------             -----------  -----------
Earnings before interest, taxes,
depreciation and amortization                     $  467       $  903     (48%)       $ 1,035      $ 1,739     (40%)
                                              ===========  ===========             ===========  ===========


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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ARI is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. ARI's only expenses subject to interest rate risk are monthly program fees owed with respect to the Sale Agreement. See "Liquidity and Capital Resources". The monthly program fees under the Sale Agreement are also tied to prevailing market interest rates. An increase or decrease of one percent in the prime interest rate would affect ARI's net income by approximately plus or minus $7,000, annualized, based on the outstanding balances under the Sale Agreement at March 10, 2003. As a result, ARI believes that the market risk relating to interest rate movements is minimal.



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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On November 8, 2002, the Company filed a lawsuit in the Milwaukee County Circuit Court, Milwaukee, WI (the "Wisconsin Lawsuit"), against RGC International Investors, LDC ("RGC"), ARI Network Services Partners (which is not in any way affiliated with the Company), Dolphin Offshore Partners, LP and SDS Merchant Fund, LP. RGC is the original purchaser of the Company's outstanding convertible subordinated Debenture due 2003 (the "Debenture") and the other defendants are alleged transferees of the Debenture. Taglich Brothers, Inc. is the agent for the three alleged transferees.

In the Wisconsin Lawsuit, the Company alleges that on August 28, 2002, RGC orally offered to enter into an eight month "stand-still" agreement with the Company under which RGC would not exercise any claimed acceleration rights under the Debenture. On August 28, 2002, RGC orally offered to enter into this eight month "stand-still" in return for an immediate payment of $500,000 by the Company. RGC also offered to give the Company an option to buy back the Debenture and all other securities sold to RGC in return for a payment of $1 million at any time during the eight month stand-still period. RGC subsequently confirmed the offer in writing. The Company accepted RGC's offer on September 13, 2002.

The Company further alleges that RGC was apparently shopping the Debenture behind the Company's back. Although RGC verbally confirmed the agreement with the Company, RGC later changed its position and informed the Company it would not live up to the terms of the agreement. RGC then told the Company that it had sold the Debenture. The Company has now been contacted by Taglich Brothers, Inc., on behalf of the three alleged transferees, which is making demands that are wholly inconsistent with the agreement and which has submitted a purported demand to accelerate the maturity of the Debenture. The Company intends to vigorously contest the validity of this demand.

The Complaint alleges, among other things, claims for a declaratory judgment, breach of contract, specific performance and breach of the covenant of good faith and fair dealing. The Complaint requests, among other things, damages and specific performance of the agreement. RGC and its alleged transferees deny that any such agreement exists, and they have each moved to dismiss the Wisconsin Lawsuit on the grounds that a Wisconsin court does not have personal jurisdiction over these parties and because they believe that the claims set forth in the Wisconsin Lawsuit should be heard in Delaware pursuant to a forum selection clause contained in the Securities Purchase Agreement dated as of April 25, 2000.

On January 2, 2003, RGC commenced a lawsuit in the United States District Court for the District of Delaware (the "Delaware Lawsuit") against the Company seeking a declaration of RGC's and the Company's rights under the Securities Purchase Agreement dated as of April 25, 2000, between RGC and the Company, as well as under the Debenture, stock warrants and an investment option issued pursuant to the Securities Purchase Agreement. RGC also seeks specific performance and injunctive relief enjoining the Company from maintaining and prosecuting the Wisconsin Lawsuit. In addition, RGC seeks damages in an unspecified amount for alleged breach of contract and breach of the duty of good faith and fair dealing. The Company vigorously denies these allegations and moved to dismiss the Delaware Lawsuit on numerous grounds on February 11, 2003. Moreover, the Company intends to vigorously pursue the Wisconsin Lawsuit to compel RGC to honor the terms of the stand-still and buy-back agreement the Company asserts it reached with RGC in September 2002.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Item 1 - Legal Proceedings with respect to information concerning a purported demand to accelerate the maturity of the Company's Debenture.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its 2002 Annual Meeting of Shareholders on December 12,
    2002.

(b) Votes cast for the ratification of the appointment of Brian E. Dearing to serve as director until the 2005 Annual Shareholder's Meeting were as follows:

                  For                               5,635,292
                  Against                                   0
                  Abstained                           156,508
                  Broker Non-Vote                           0

(c) Votes cast to approve the amendments to the Company's 2000 Stock Option Plan were as follows:

                  For                              3,111,478
                  Against                            584,266
                  Abstained                            6,713
                  Broker Non-Vote                  2,626,844

(d) Votes cast to approve the amendment to the Company's 2000 Employee Stock Purchase Plan were as follows:

                  For                              3,223,586
                  Against                            473,758
                  Abstained                            5,113
                  Broker Non-Vote                  2,626,844


(e) Votes cast to ratify the appointment of Ernst & Young LLP as the Company's auditors for the year ending July 31, 2003 were as follows:

                  For                              5,763,024
                  Against                             14,319
                  Abstained                           14,457
                  Broker Non-Vote                          0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Amendment to Receivable Sales Agreement dated January 22, 2003
    99.1 Section 906 certification of Chief Executive Officer
    99.2 Section 906 certification of Chief Financial Officer

(b) Reports on Form 8-K

    On November 11, 2002 ARI furnished a Form 8-K (dated November 8, 2002) with respect to Item 9.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          ARI Network Services, Inc.
          (Registrant)


Date:     March 17, 2003                  /s/ Brian E. Dearing
                                       -----------------------------------------
                                       Brian E. Dearing, Chairman of the Board


                                          /s/ Timothy Sherlock
                                       -----------------------------------------
                                       Timothy Sherlock, Chief Financial Officer

                                 Exhibit Index

 Exhibit No.      Description

    10.1          Amendment to Receivable Sales Agreement dated January 22, 2003

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

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:  March 17, 2003
                                       /s/ Brian E. Dearing
                                       -----------------------------------------
                                       By:     Brian E. Dearing
                                       Title:  Chairman, President and CEO

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

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date:  March 17, 2003
                                      /s/ Timothy Sherlock
                                      ------------------------------------------
                                      By:    Timothy Sherlock
                                      Title: Chief Financial Officer, Secretary,
                                             Treasurer, and VP of Finance