Form 10-Q
period 2003-04-30
ARI NETWORK SERVICES INC /WI
filed 2003-06-16
CIK 879796

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-19608

ARI Network Services, Inc.

(Exact name of registrant as specified in its charter.)

WISCONSIN	39- 1388360

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11425 W. Lake Park Drive, Milwaukee, Wisconsin 53224

(Address of principal executive office)

Registrant’s telephone number, including area code (414) 973-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES    ✓       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES        NO    ✓

As of June 10, 2003 there were 6,645,191 shares of the registrant’s $0.001 par value common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial statements
Condensed balance sheets
Condensed statements of operations
Condensed statements of cash flows
Notes to unaudited condensed financial statements
Management’s discussion and analysis of financial condition and results of operations
Item 3. Quantitative and qualitative disclosures about market risk
Item 4. Controls and procedures
PART II — OTHER INFORMATION
Item 1. Legal proceedings
Item 2. Changes in securities and use of proceeds
Item 3. Defaults upon senior securities
Item 6. Exhibits and reports on Form 8-K
Signatures
Certifications
EX-4.1 Form of Promissory Note
EX-10.1 Exchange Agreement
EX-10.2 Assignment
EX-10.3 Amendment to Receivable Sales Agreement
EX-10.4 Amendment to Receivable Sales Agreement
EX-99.1 Section 906 Certification of CEO
EX-99.2 Section 906 Certification of CFO

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2003

INDEX

		Page

PART I - FINANCIAL INFORMATION
Item 1	Financial statements
	Condensed balance sheets – April 30, 2003 and July 31, 2002	3-4
	Condensed statements of operations for the three and nine months ended April 30, 2003 and 2002	5
	Condensed statements of cash flows for the nine months ended April 30, 2003 and 2002	6
	Notes to unaudited condensed financial statements	7-8
Item 2	Management’s discussion and analysis of financial condition and results of operations	9-17
Item 3	Quantitative and qualitative disclosures about market risk	17
Item 4	Controls and procedures	18
PART II - OTHER INFORMATION
Item 1	Legal proceedings	18
Item 2	Changes in securities and use of proceeds	19
Item 3	Defaults upon senior securities	19
Item 6	Exhibits and reports on Form 8-K	19
Signatures
Certifications

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30	July 31
	2003	2002

ASSETS
Current assets:
Cash	$1,576	$879
Trade receivables, less allowance for doubtful accounts of $133 at April 30, 2003 and $140 at July 31, 2002	1,332	1,743
Prepaid expenses and other	92	84

Total current assets	3,000	2,706
Equipment and leasehold improvements:
Computer equipment	4,430	4,394
Leasehold improvements	73	73
Furniture and equipment	1,313	1,292

	5,816	5,759
Less accumulated depreciation and amortization	5,426	5,262

Net equipment and leasehold improvements	390	497
Other assets	—	105
Capitalized software product costs	23,954	23,585
Less accumulated amortization	21,823	20,519

Net capitalized software product costs	2,131	3,066

Total Assets	$5,521	$6,374

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30	July 31
	2003	2002

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable to shareholder	$—	$50
Current portion of notes payable	258	3,490
RFC financed receivables facility	662	360
Accounts payable	226	567
Deferred revenue	5,172	4,619
Accrued payroll and related liabilities	1,010	1,140
Other accrued liabilities	450	1,042
Current portion of capital lease obligations	47	151

Total current liabilities	7,825	11,419
Long term liabilities:
Notes payable (net of discount)	3,988	—
Capital lease obligations	20	26
Other long term liabilities	444	535

Total long term liabilities	4,452	561
Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding at April 30, 2003 and July 31, 2002	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,645,191 and 6,329,301 shares issued and outstanding at April 30, 2003 and July 31, 2002, respectively	6	6
Common stock warrants and options	36	2,459
Additional paid-in-capital	94,400	91,853
Accumulated deficit	(101,198)	(99,924)

Total shareholders’ equity (deficit)	(6,756)	(5,606)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,521	$6,374

See notes to unaudited condensed financial statements.

Note: The balance sheet at July 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30		April 30
	2003	2002	2003	2002

Net revenues:
Subscriptions, support and other services fees	$2,137	$2,106	$6,168	$6,789
Software licenses and renewals	608	637	1,713	2,128
Professional services	509	665	1,521	1,629

	3,254	3,408	9,402	10,546
Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	152	30	453	181
Software licenses and renewals *	455	435	1,328	1,254
Professional services	242	266	586	626

	849	731	2,367	2,061
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	52	55	164	162
Customer operations and support	290	308	912	902
Selling, general and administrative	2,157	1,657	5,359	5,174
Software development and technical support	363	457	1,239	1,644

Operating expenses before amounts capitalized	3,711	3,208	10,041	9,943
Less capitalized portion	(86)	(153)	(369)	(583)

Net operating expenses	3,625	3,055	9,672	9,360

Operating income (loss)	(371)	353	(270)	1,186
Other income (expense):
Interest expense	(291)	(342)	(970)	(1,082)
Other, net	8	7	(34)	11

Total other expense	(283)	(335)	(1,004)	(1,071)

Net income (loss)	$(654)	$18	$(1,274)	$115

Average common shares outstanding	6,581	6,223	6,449	6,201
Basic and diluted net income (loss) per share	$(0.10)	$0.00	$(0.20)	$0.02

See notes to unaudited condensed financial statements.

*	Includes amortization of software products of $440, $410, $1,304 and $1,205 and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.

Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30
	2003	2002

Operating activities
Net income (loss)	$(1,274)	$115
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of software products	1,304	1,205
Amortization of goodwill	—	10
Amortization of deferred financing costs and debt discount	701	710
Depreciation and other amortization	164	152
Interest expense converted to subordinated debt	229	—
Stock issued as consideration to vendor	44	—
Net change in receivables, prepaid expenses and other current assets	403	821
Net change in accounts payable, deferred revenue, accrued liabilities and long term liabilities	194	(610)

Net cash provided by operating activities	1,765	2,403
Investing activities
Purchase of equipment and leasehold improvements	(42)	—
Software product costs capitalized	(369)	(583)

Net cash used in investing activities	(411)	(583)
Financing activities
Repayments under line of credit	—	(200)
Borrowings under notes payable	58	—
Payments under notes payable	(634)	(471)
Payments of capital lease obligations	(125)	(133)
Proceeds from issuance of common stock	44	14

Net cash used in financing activities	(657)	(790)

Net increase in cash	697	1,030
Cash at beginning of period	879	313

Cash at end of period	$1,576	$1,343

Cash paid for interest	$65	$372

Noncash investing and financing activities
Capital lease obligations incurred for; Computer equipment	$15	$24
Conversion of accrued interest to subordinated debt	493	—
Issuance of common stock warrants in connection with restructuring of debt	36	—

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
(Unaudited)
April 30, 2003

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2002.

2.	BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The weighted average number of shares outstanding used to calculate basic and diluted earnings per share result in the same earnings (loss) per share amount.

3.	STOCK-BASED COMPENSATION

The Company has stock-based compensation plans. SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” requires companies with stock-based compensation plans to disclose the pro forma effect of stock-based compensation on earnings and earnings per share. The following table sets forth the effect on earnings and earnings per share of stock-based compensation had the cost been determined based upon the fair value at the grant date for awards under the plan using the Black-Scholes valuation method:

	Three months ended		Nine months ended
	April 30		April 30
	2003	2002	2003	2002

Net income (loss), as reported	$(654)	$18	$(1,274)	$115
Stock-based compensation using the fair value method	(63)	(63)	(185)	(186)

Pro forma net income (loss)	$(717)	$(45)	$(1,459)	$(71)
Net income (loss) per share, as reported	$(0.10)	$0.00	$(0.20)	$0.02
Pro forma net income (loss) per share	$(0.11)	$(0.01)	$(0.23)	$(0.01)

4.	PREFERRED STOCK

At April 30, 2003, the Company has 20,350 shares of Series A Preferred Stock outstanding. Each share is entitled to a cumulative annual dividend equal to the product of $100 and prime plus 2%, with a minimum of 10% and a maximum of 14%, payable quarterly, as and when declared by the Board of Directors. The Company may redeem outstanding shares at any time at the redemption price of $100 per share plus accrued and unpaid dividends. In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock. Accumulated dividends in arrears were $1,412,000 at April 30, 2003 and $1,441,000 at June 16, 2003.

5.	NOTES PAYABLE

On April 27, 2000, the Company issued and sold to RGC International Investors, LDC (“RGC”) (i) a convertible subordinated Debenture (the “Debenture”) in the amount of $4,000,000 due on April 27, 2003, (ii) warrants to purchase 600,000 shares of Common Stock at a price of $6 per share (the “Warrants”) expiring April 27, 2005, and (iii) an Investment Option to purchase 800,000 shares of Common Stock at a price of $6 per share (the “Investment Option”) which expired on October 27, 2001.

In September 2002, RGC transferred the Debenture and the Warrants to ARI Network Services Partners (which is not in any way affiliated with the Company), Dolphin Offshore Partners, LP and SDS Merchant Fund, LP. (the “Transferees”). See Note 5 below and Item 1. Legal Proceedings.

On April 24, 2003, the Company restructured the foregoing instruments. In exchange for the Debenture and the Warrants, the Company issued to a group of investors affiliated with the Transferees (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). In addition, the Transferees assigned to the Company all their rights and claims against RGC. The interest rate on the New Notes is prime plus 2%. The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The original Warrants and Investment Options were estimated using a Black Scholes valuation model to have a value of $2,354,000, and the New Warrants are estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the exchange of the Debenture plus accrued interest and the Warrants for $500,000 in cash, the New Notes and the New Warrants was accounted for as a troubled debt restructuring and no gain was recorded. Instead the liability in excess of the future cash flows to the New Holders of approximately $322,000 remains on the balance sheet as a long term debt and is being amortized as a reduction of interest expense over the life of the New Notes.

6.	LITIGATION

On August 28, 2002, RGC orally offered to enter into an eight month “stand-still” agreement with the Company under which RGC would not exercise any claimed acceleration rights under the Debenture in return for an immediate payment of $500,000 by the Company and an option to buy back the Debenture and all other securities sold to RGC for $1 million at any time during the eight-month stand-still period. On September 13, 2002, the Company accepted RGC’s offer. RGC later changed its position and informed the Company that it would not live up to the terms of the standstill and buy-back agreement.

On November 8, 2002, the Company filed a lawsuit in the Milwaukee County Circuit Court, Milwaukee, Wisconsin (the “Wisconsin Lawsuit”), against RGC and the Transferees to enforce the terms of the stand-still and buy-back agreement. RGC denies that any such agreement exists, and the defendants each moved to dismiss the Wisconsin Lawsuit on the grounds that a Wisconsin court does not have personal jurisdiction over these parties and because they believe that the claims set forth in the Wisconsin Lawsuit should be heard in Delaware pursuant to a forum selection clause contained in the Securities Purchase Agreement dated as of April 25, 2000.

On January 2, 2003, RGC commenced a lawsuit in the United States District Court for the District of Delaware (the “Delaware Lawsuit”) against the Company seeking a declaration of RGC’s and the Company’s rights under the Securities Purchase Agreement dated as of April 25, 2000, between RGC and the Company, pursuant to which the Debenture, Warrants and the Investment Option were issued. RGC also seeks specific performance and injunctive relief enjoining the Company from maintaining and prosecuting the Wisconsin Lawsuit. In addition, RGC seeks damages in an unspecified amount for alleged breach of contract and breach of the duty of good faith and fair dealing. The Company vigorously denies these allegations and moved to dismiss the Delaware Lawsuit on numerous grounds on February 11, 2003.

On June 9, 2003, the Company filed a cross-claim against RGC in the Wisconsin Lawsuit asserting the claims assigned to the Company by the Transferees. The cross-claim alleges, among other things, claims for breach of warranty, breach of contract, indemnification, breach of the covenant of good faith and fair dealing, strict responsibility misrepresentation, negligent misrepresentation, intentional misrepresentation and securities fraud. RGC has not yet responded to the cross-claim.

The Company intends to vigorously pursue the Wisconsin Lawsuit to compel RGC to honor the terms of the stand-still and buy-back agreement the Company asserts it reached with RGC in September 2002, as well as the claims assigned to the Company by the Transferees. The outcomes of the Wisconsin Lawsuit and the Delaware Lawsuit may have a significant impact on the Company’s results of operations in fiscal 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the quarter ended April 30, 2003 decreased $154,000 or 5% compared to the same period last year, primarily due to the expected decline in non-Equipment Industry revenue. Earnings decreased from net income of $18,000, or $0.00 per share for the quarter ended April 30, 2002 to a net loss of $654,000 or $0.10 per share for the quarter ended April 30, 2003. Management believes that the Company will continue to generate enough cash from operations to fund operations, investments and debt payments now that the Debenture has been restructured. The Company expects earnings to be approximately at breakeven for the fourth quarter of fiscal 2003 and to generate income in fiscal 2004, although there can be no assurance that this will occur. See “Liquidity and Capital Resources” and “Forward Looking Statements.”

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, capitalized software product costs, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

Revenue for use of the network and for information services is recognized in the period such services are utilized. Revenue from annual or periodic maintenance fees, license and license renewal fees and catalog subscription fees is recognized ratably over the period the service is provided. Arrangements that include acceptance terms beyond the Company’s standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue on arrangements with customers who are not the ultimate users (resellers) is deferred if there is any contingency on the ability and intent of the reseller to sell such software to a third party.

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company currently reserves for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about accrued expenses that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Debt Instruments

The Company valued debt discounts for Common Stock Warrants and Options granted in consideration for the Debenture using the Black-Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.

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

Revenues

The Company is a leading provider of electronic catalog-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. The Company currently provides 81 catalogs of manufactured equipment for 60 manufacturers to approximately 20,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. Collectively, dealers and distributors have approximately 76,000 catalog subscriptions. The Company supplies three types of software and services: robust Web and CD-ROM interactive electronic parts catalogs, template-based website services and communication or transaction services. The Company’s primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.

The following table sets forth certain Catalog, Customer and Subscription information by region derived from the Company’s financial and customer databases. The number of distinct distributors and dealers is estimated because some subscriptions are distributed by third parties (including manufacturers), which may or may not inform ARI of the distributors and/or dealers to which the subscription is distributed. Because the estimating methodology is still being refined, comparisons to prior quarters may or may not be indicative of business trends.

Catalog, Customer and Subscription Information by Region
(As of April 30, 2003)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)

North American	74	52	60,625	113	14,991
Non-North American	71	8	15,078	18	5,053
Included in both Regions	(64)	—	—	—	—
Total	81	60	75,703	131	20,044

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription” = A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may have more than one subscription.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.

As part of its historical business practice, the Company continues to provide electronic directory and transaction services to the U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, particularly on catalog and related products, revenues in the non-equipment industry are expected to continue to decline during fiscal 2003.

Management reviews the Company’s recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.

Revenue by Industry Sector
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
Industry Sector:	2003	2002	Change	2003	2002	Change

Equipment Industry
North American
Recurring	$2,313	$1,994	16%	$6,398	$5,877	9%
Non-recurring	449	681	(34%)	1,262	1,841	(31%)

Subtotal	2,762	2,675	3%	7,660	7,718	(1%)
Non-North American
Recurring	264	202	30%	748	680	10%
Non-recurring	42	103	(59%)	193	226	(14%)

Subtotal	306	305	0%	941	906	4%
Total Equipment Industry
Recurring	2,577	2,196	17%	7,146	6,557	9%
Non-recurring	491	784	(37%)	1,455	2,067	(30%)

Subtotal	3,068	2,980	3%	8,601	8,624	(0%)
Non-equipment Industry
Recurring	176	428	(59%)	755	1,922	(61%)
Non-recurring	10	—	N/A	46	—	N/A

Subtotal	186	428	(57%)	801	1,922	(58%)
Total Revenue
Recurring	2,753	2,624	5%	7,901	8,479	(7%)
Non-recurring	501	784	(36%)	1,501	2,067	(27%)

Grand Total	$3,254	$3,408	(5%)	$9,402	$10,546	(11%)

Revenue by Product in the Equipment Industry
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
Product:	2003	2002	Change	2003	2002	Change

Equipment Industry
Catalog and related
Recurring	$2,475	$2,030	22%	$6,819	$6,015	13%
Non-recurring	480	770	(38%)	1,432	1,969	(27%)

Subtotal	2,955	2,800	6%	8,251	7,984	3%
Communications
Recurring	102	166	(39%)	327	542	(40%)
Non-recurring	11	14	(21%)	23	98	(77%)

Subtotal	113	180	(37%)	350	640	(45%)

Total Equipment Industry	$3,068	$2,980	3%	$8,601	$8,624	(0%)

Recurring revenues are derived from catalog subscription fees, catalog data update fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 84% for the nine months ended April 30, 2003 compared to 80% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of non-recurring revenue may grow, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business.

Equipment Industry

The Equipment Industry has been a growing percentage of the Company’s revenue over the past five years and is composed of several vertical markets including outdoor power, recreation vehicles, motorcycles, auto and truck parts after-market, farm equipment, marine, construction, power sports, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 82% for the nine months ended April 30, 2002 to 91% for the nine months ended April 30, 2003.

North American

Recurring revenues in the North American Equipment Industry increased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to an increase in the base revenue of subscription renewals from the Company’s catalog products. Non-recurring revenues in the North American Equipment Industry decreased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to fewer new customer contracts and customization projects because of the continued decline in the manufacturing sector of the economy.

Non-North American

Recurring revenues in the non-North American Equipment Industry increased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to an increase in the base revenue from the Company’s foreign catalog related products. Non-recurring revenues in the non-North American Equipment Industry decreased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to fewer new customer contracts and customization projects.

Catalog and Related Products

Recurring revenues from the Company’s catalog and related products in the Equipment Industry increased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to an increase in the Company’s base revenue of catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to continue at the same level or higher in both the North American and non-North American Equipment Industry for the remainder of fiscal 2003, as the Company continues to focus attention and resources on its catalog products, but that non-recurring catalog and related revenue growth may be delayed until the economy improves.

Communications Products

Revenues from the Company’s communications products decreased for the three and nine month periods ended April 30, 2003, compared to the same periods last year as the Company focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2003.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes sales of database management and electronic communication services to the agricultural inputs industry and, for part of fiscal 2002, the on-line provision of information for republication to the non-daily newspaper publishing industry. Revenues in this business have decreased for the three and nine month periods ended April 30, 2003, compared to the same periods last year. The Company’s five-year contract with the Associated Press expired in February 2002. Revenue from this contract was approximately $865,000 for the nine months ended April 30, 2002. Management cautions that revenue from its database management services to the agricultural inputs industry, which was approximately $500,000 last year, has declined significantly in the second half of fiscal 2003 due to competitive pressure from a new offering planned by the industry association.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company’s unaudited financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2003	2002	Change	2003	2002	Change

Subscriptions, support and other services fees
Revenue	$2,137	$2,106	1%	$6,168	$6,789	(9%)
Cost of revenue	152	30	407%	453	181	150%
Cost of revenue as a percent of revenue	7%	1%		7%	3%
Software licenses and renewals
Revenue	608	637	(5%)	1,713	2,128	(20%)
Cost of revenue	455	435	5%	1,328	1,254	6%
Cost of revenue as a percent of revenue	75%	68%		78%	59%
Professional services
Revenue	509	665	(23%)	1,521	1,629	(7%)
Cost of revenue	242	266	(9%)	586	626	(6%)
Cost of revenue as a percent of revenue	48%	40%		39%	38%
Total
Revenue	$3,254	$3,408	(5%)	$9,402	$10,546	(11%)
Cost of revenue	849	731	16%	2,367	2,061	15%
Cost of revenue as a percent of revenue	26%	21%		25%	20%

Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs and, during fiscal 2002, royalties on revenues in the publishing industry. Cost of subscriptions, support and other services fees as a percentage of revenue increased significantly for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to the reduction of an accrual for royalties related to the settlement of a contract in the publishing industry during fiscal 2002. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue increased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to lower software license revenues. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals.

Cost of professional services consists of software customization and catalog production labor, which has a higher margin. Cost of professional services as a percentage of revenue increased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, as the Company provided catalog production labor at no charge to the manufacturer for catalogs requested by the dealers in exchange for subscription fees from the dealers. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.

Operating Expenses
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2003	2002	Change	2003	2002	Change

Cost of products and services sold	$849	$731	16%	$2,367	$2,061	15%
Customer operations and support	290	308	(6%)	912	902	1%
Selling, general and administrative	2,157	1,657	30%	5,359	5,174	4%
Software development and technical support	363	457	(21%)	1,239	1,644	(25%)
Less capitalized portion	(86)	(153)	(44%)	(369)	(583)	(37%)
Depreciation and amortization	52	55	(5%)	164	162	1%

Net operating expenses	$3,625	$3,055	19%	$9,672	$9,360	3%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased slightly for the three month period ended April 30, 2003, compared to the same period last year, and increased slightly for the nine month period ended April 30, 2003, compared to the same period last year, primarily due to the reallocation of personnel from the technical support group to the customer support group. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2003.

Selling, general and administrative expenses (“SG&A”) increased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to increased professional service fees related to the Company’s lawsuit to enforce the agreement regarding the Debenture and to restructure the Debenture. SG&A, as a percentage of revenue, increased from 49% for the nine month period ended April 30, 2002 to 57% for the nine month period ended April 30, 2003. Management expects SG&A costs to decline now that the Debenture has been restructured, but remain higher than the previous year until the lawsuit is resolved.

The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs decreased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to the reduction of resources in that area. Management expects software development and technical support costs to continue to remain relatively the same for the remainder of fiscal 2003.

Capitalized software product costs represented 30% of software development and technical support for the nine month period ended April 30, 2003, compared to 35% for the same period last year. Management expects capitalized software product costs to fluctuate from quarter to quarter depending on the deployment of the Company’s resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support.

Depreciation and amortization expense remained relatively the same for the nine month period ended April 30, 2003, compared to the same period last year. Management expects depreciation and amortization to continue at relatively the same level for the remainder of fiscal 2003.

Other Items

Earnings decreased from net income of $115,000 for the nine month period ended April 30, 2002, to a net loss of $1,274,000 for the nine month period ended April 30, 2003. The decrease in earnings is primarily due to the reduction in revenue, which was only partially offset by other cost reductions, and costs incurred to restructure the Debenture and the lawsuit to enforce the agreement regarding the Debenture. Management expects earnings to be approximately at breakeven for the fourth quarter of fiscal 2003 and positive for fiscal 2004, although results may fluctuate quarter to quarter.

Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment decreased from $467,000 for the nine month period ended April 30, 2002, to $374,000 for the nine month period ended April 30, 2003 primarily due to lower principal balances of debt and the RFC facility. In addition, non-cash interest expense of approximately $596,000 and $615,000 was incurred for each of the nine month periods ended April 30, 2003 and 2002, respectively, due to amortization of debt discount related to the Debenture and shareholder note.

Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, four acquisitions have been completed, all of which were fully integrated into the Company’s operations prior to fiscal year 2000. The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to pursue it more aggressively now that the Debenture has been restructured.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.

Cash Flow Information
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2003	2002	Change	2003	2002	Change

Net income (loss)	$(654)	$18		$(1,274)	$115
Amortization of software products	440	410		1,304	1,205
Amortization of goodwill	—	4		—	10
Amortization of deferred finance costs and debt discount	191	237		701	710
Depreciation and other amortization	52	51		164	152
Interest expense converted to subordinated debt	229	—		229	—
Stock issued as consideration to vendor	44	—		44	—

Net cash provided by operating activities before changes in working capital	$302	$720	(57%)	$1,168	$2,192	(47%)
Effect of net changes in working capital	735	413	178%	597	211	283%

Net cash provided by operating activities	1,037	1,133	(8%)	1,765	2,403	(27%)
Net cash used in investing activities	(125)	(153)	(18%)	(411)	(583)	(30%)

Net cash provided by operating and investing activities	$912	$980	(7%)	$1,354	$1,820	(26%)

Net cash provided by operating activities decreased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, primarily due to the reduction in revenue and to costs associated with restructuring the Debenture. Net cash used in investing activities decreased for the three and nine month periods ended April 30, 2003, compared to the same periods last year, due to decreased capitalized software product costs. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects the total of cash provided by operating activities and used in investing activities to continue to be positive for the remainder of the fiscal year ended July 31, 2003, although there can be no assurance that this result will be ultimately achieved.

At April 30, 2003, the Company had cash of approximately $1,576,000 compared to approximately $879,000 at July 31, 2002.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.

Debt Schedule
(In thousands)

	April 30	July 31	Net
	2003	2002	Change

Debt to Shareholder:
Current portion of notes payable	—	56	(56)
Debt discount (common stock warrants)	—	(6)	6

Total Debt to Shareholder	—	50	(50)
Subordinated Debenture:
Current portion of notes payable	200	—	200
Notes payable	3,700	4,000	(300)
Carrying value in excess of the face amount of the notes payable	322	—	322
Debt discount (common stock warrants and options)	(34)	(588)	554

Total Subordinated Debenture	4,188	3,412	776
Other Debt:
Current portion of notes payable other	58	78	(20)

Total Other Debt	58	78	(20)

Total Debt	$4,246	$3,540	$706

On April 27, 2000, the Company issued and sold to RGC International Investors, LDC (“RGC”) (i) a convertible subordinated Debenture (the “Debenture”) in the amount of $4,000,000 due on April 27, 2003, (ii) warrants to purchase 600,000 shares of Common Stock at a price of $6 per share (the “Warrants”) expiring April 27, 2005, and (iii) an Investment Option to purchase 800,000 shares of Common Stock at a price of $6 per share (the “Investment Option”) which expired on October 27, 2001.

In September 2002, RGC transferred the Debenture and the Warrants to the Transferees.

On April 24, 2003, the Company restructured the foregoing instruments. In exchange for the Debenture accrued interest and the Warrants, the Company issued to a group of investors affiliated with the Transferees (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). In addition, the Transferees assigned to the Company all their rights and claims against RGC. The interest rate on the New Notes is prime plus 2%. The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The original Warrants and Investment Options were estimated to have a value of $2,354,000, and the New Warrants are estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

As set forth in “Part II, Item 1 – Legal Proceedings,” the Company filed a lawsuit in Milwaukee County Circuit Court against the original holder of the Debenture and the Transferees to enforce the terms of a stand-still and buy-back agreement between the Company and RGC.

During fiscal 2002, the Company had a term loan and a revolving line of credit with WITECH Corporation. The term loan was initially for $1.0 million, payable in equal monthly installments over three years, and the revolving line of credit was for a maximum of $1.0 million. The interest rate on the term loan was at prime plus 4.0% and the interest rate on the revolving line of credit was prime plus 3.25%. The revolving line of credit terminated on December 31, 2001 and the term loan was repaid in full on October 1, 2002.

On September 28, 1999, ARI and RFC Capital Corporation (“RFC”) executed a Receivables Sales Agreement (the “Sale Agreement”) establishing a $3.0 million working capital facility, pursuant to which RFC purchases 90% of eligible receivables. In connection with the Sale Agreement, ARI has paid commitment and accommodation fees. In addition, ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. The Sale Agreement has been extended through July 24, 2003. If the Sale Agreement is not renewed beyond the current expiration date, ARI’s primary source of additional liquidity will no longer be available to it. As of June 10, 2003, the balance of the RFC Facility was $568,000.

Management believes that funds generated from operations and the Sale Agreement will be adequate to fund the Company’s operations, investments and debt payments through fiscal 2003 and beyond.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased $696,000 or 84% for the three month period ended April 30, 2003 and $1,400,000 or 55% for the nine month period ended April 30, 2003, compared to the same periods last year, primarily due to the decrease in revenue and to costs associated with restructuring the Debenture. Management believes that EBITDA will continue to be positive in fiscal 2003 and beyond, although there can be no assurance that this will occur.

The following table sets forth, for the periods indicated, certain information reconciling earnings before interest, taxes, depreciation and amortization to the Company’s unaudited financial statements.

Earnings before Interest, Taxes, Depreciation and Amortization

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2003	2002	Change	2003	2002	Change

Net income (loss)	$(654)	$18		$(1,274)	$115
Plus: Interest	291	342		970	1,082
Amortization of software products	440	410		1,304	1,205
Other depreciation and amortization	52	55		164	162

Earnings before interest, taxes, depreciation and amortization	$129	$825	(84%)	$1,164	$2,564	(55%)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discloses EBITDA (earnings before interest and other taxes, depreciation and amortization) and cash from operations and investment before changes in working capital (“earn/burn rate”), each of which may be considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles. In order to fully assess the Company’s financial results, management believes that EBITDA and earn/burn rate are appropriate measures of evaluating operating performance and liquidity. EBITDA is a commonly used measurement of financial performance. In addition, management believes EBITDA is helpful in understanding period-over-period operating results separate and apart from items that may, or could, have a disproportionate impact on the Company’s results of operations in any particular period. The Company believes that cash from operations and investment before changes in working capital items (earn/burn rate) is helpful in determining and measuring the amount of cash generated from the Company’s business, separate and apart from changes caused by changes in working capital items, which, over several periods, tend to offset each other. However, these measures should be considered in addition to, and not as a substitute to operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

Forward Looking Statements

Certain statements contained in this Form 10-Q are forward looking statements including projected revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company’s annual report on Form 10-K for the year ended July 31, 2002, which is incorporated herein by reference. The forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ARI is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. ARI’s only expenses subject to interest rate risk are monthly program fees owed with respect to the Sale Agreement and interest fees with respect to the New Notes. See “Liquidity and Capital Resources”. The monthly program fees under the Sale Agreement are also tied to prevailing market interest rates. An increase or decrease of one percent in the prime interest rate would affect ARI’s net income (loss) by approximately plus or minus $46,000, annualized, based on the outstanding balances under the Sale agreement and New Notes at June 10, 2003. As a result, ARI believes that the market risk relating to interest rate movements is minimal.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that the disclosure controls and procedures of the Company are adequate and effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 8, 2002, the Company filed a lawsuit in the Milwaukee County Circuit Court, Milwaukee, WI (the “Wisconsin Lawsuit”), against RGC International Investors, LDC (“RGC”), ARI Network Services Partners (which is not in any way affiliated with the Company), Dolphin Offshore Partners, LP and SDS Merchant Fund, LP. RGC is the original purchaser of the Company’s outstanding convertible subordinated Debenture due 2003 (the “Debenture”) and the other defendants are the transferees of the Debenture.

In the Wisconsin Lawsuit, the Company alleges that on August 28, 2002, RGC orally offered to enter into an eight month “stand-still” agreement with the Company under which RGC would not exercise any claimed acceleration rights under the Debenture. On August 28, 2002, RGC orally offered to enter into this eight month “stand-still” in return for an immediate payment of $500,000 by the Company. RGC also offered to give the Company an option to buy back the Debenture and all other securities sold to RGC in return for a payment of $1 million at any time during the eight month stand-still period. RGC subsequently confirmed the offer in writing. The Company accepted RGC’s offer on September 13, 2002.

Although RGC verbally confirmed the agreement with the Company, RGC later changed its position and informed the Company it would not live up to the terms of the agreement. RGC then told the Company that it had sold the Debenture and the Warrants.

The Complaint alleges, among other things, claims for a declaratory judgment, breach of contract, specific performance and breach of the covenant of good faith and fair dealing. The Complaint requests, among other things, damages and specific performance of the agreement. RGC denies that any such agreement exists and to dismiss the Wisconsin Lawsuit on the grounds that a Wisconsin court does not have personal jurisdiction and because RGC believes that the claims set forth in the Wisconsin Lawsuit should be heard in Delaware pursuant to a forum selection clause contained in the Securities Purchase Agreement dated as of April 25, 2000.

On January 2, 2003, RGC commenced a lawsuit in the United States District Court for the District of Delaware (the “Delaware Lawsuit”) against the Company seeking a declaration of RGC’s and the Company’s rights under the Securities Purchase Agreement dated as of April 25, 2000, between RGC and the Company, as well as under the Debenture, stock warrants and an investment option issued pursuant to the Securities Purchase Agreement. RGC also seeks specific performance and injunctive relief enjoining the Company from maintaining and prosecuting the Wisconsin Lawsuit. In addition, RGC seeks damages in an unspecified amount for alleged breach of contract and breach of the duty of good faith and fair dealing. The Company vigorously denies these allegations and moved to dismiss the Delaware Lawsuit on numerous grounds on February 11, 2003.

On June 9, 2003, the Company filed a cross-claim against RGC in the Wisconsin Lawsuit asserting the claims assigned to the Company by the Transferees. The cross-claim alleges, among other things, claims for breach of warranty, breach of contract, indemnification, breach of the covenant of good faith and fair dealing, strict responsibility misrepresentation, negligent misrepresentation, intentional misrepresentation and securities fraud. RGC has not yet responded to the cross-claim.

The Company intends to vigorously pursue the Wisconsin Lawsuit to compel RGC to honor the terms of the stand-still and buy-back agreement the Company asserts it reached with RGC in September 2002, as well as the claims assigned to the Company by the Transferees. The outcomes of the Wisconsin Lawsuit and the Delaware Lawsuit may have a significant impact on the Company’s results of operations in fiscal 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 4, 2003, ARI issued 183,419 common shares to a consultant in respect of services rendered, valued at $50,000. The consultant provided representations regarding, among other things, its investment intent and financial and business knowledge and experience. In addition, the shares bear a restrictive legend. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

On April 24, 2003, the Company issued warrants for 250,000 shares of common stock, exercisable at $1.00 per share. The warrants were issued as partial consideration under an Exchange Agreement, pursuant to which the buyers assigned and surrendered to the Company, among other things, their interest in the Company’s previously existing convertible subordinated debenture in the principal amount of $4.0 million plus accrued interest and warrants to purchase 600,000 shares of common stock. The buyers provided representations regarding, among other things, their investment intent, and the warrants bear a restrictive legend. The transaction was exempt from registration under the Securities Act pursuant to Section 3(a)(9) or 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 4 of Notes to Condensed Financial Statements for information concerning dividends in arrears on the Company’s Series A Preferred Stock. The accumulated dividends in arrears have not been declared by the Company, and are therefore, not due and payable. The preferred stock terms do not require the Company to declare dividends, but dividends that are not paid continue to accumulate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1	Form of Promissory note dated April 24, 2003 (Exhibit A to the Exchange Agreement referenced in Exhibit 10.1).

10.1	Exchange Agreement dated April 24, 2003 between ARI Network Services, Inc., ARI Network Services Partners, LP, Dolphin Offshore Partners, LP, and SDS Merchant Fund, LP, including form of Common Stock Purchase Warrant (Exhibit B).

10.2	Assignment by ARI Network Services Partners, LP, Dolphin Offshore Partners, LP, and SDS Merchant Fund, LP, in favor of ARI Network Services, Inc. (Exhibit C to the Exchange Agreement referenced in Exhibit 10.1).

10.3	Amendment to Receivable Sales Agreement dated May 27, 2003

10.4	Amendment to Receivable Sales Agreement dated June 13, 2003

99.1	Section 906 certification of Chief Executive Officer

99.2	Section 906 certification of Chief Financial Officer

(b)	Reports on Form 8-K

On February 21, 2003 ARI furnished a Form 8-K (dated February 20, 2003) with respect to Item 12.

On April 28, 2003 ARI filed a Form 8-K (dated April 25, 2003) with respect to Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARI Network Services, Inc. (Registrant)

Date: June 16, 2003	/s/ Brian E. Dearing
Brian E. Dearing, Chairman of the Board

/s/ Timothy Sherlock
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

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003	/s/ Brian E. Dearing
By: Brian E. Dearing
Title: Chairman, President and CEO

I, Timothy Sherlock, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARI Network Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors and material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003
/s/ Timothy Sherlock
By: Timothy Sherlock
Title: Chief Financial Officer, Secretary,
Treasurer, and VP of Finance