Form 10-K
period 2003-07-31
ARI NETWORK SERVICES INC /WI
filed 2003-10-29
CIK 879796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(XX)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended July 31, 2003
or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ........ to ........

Commission File No. 0-19608

ARI Network Services, Inc.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1388360 (I.R.S. Employer Identification No.)
11425 West Lake Park Drive Milwaukee, Wisconsin (Address of principal executive offices)	53224-3025 (zip code)

Registrant’s telephone number, including area code (414) 973-4300

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐          No ☑

As of January 31, 2003, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ bulletin board) was approximately $1.0 million.

As of October 15, 2003, there were 5,718,444 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2003, for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Item 1. Business

Business Overview

ARI Network Services, Inc. (the “Company” or “ARI”) is a leading provider of electronic catalog-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. We focus our sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the “Equipment Industry”), providing direct sales and service in North America and operating through a combination of direct sales and service and value-added sales and service agents elsewhere. Sales in these markets are driven by dealers’ and other servicing agents’ need for technical parts and service information needed to perform repair, warranty, and maintenance services. The Equipment Industry is made up of separate sub-markets in which the manufacturers often share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, recreation vehicles, motorcycles, marine, construction, power sports, floor maintenance, auto and truck parts aftermarket and others. By “Equipment” we mean capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing 91% of fiscal 2003 revenue. We expect the Equipment Industry to continue to be the Company’s largest Industry in fiscal 2004, and expect to expand into other sub-markets within the Equipment Industry which have similar electronic catalog-related business needs.

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

Our sales and marketing activities are focused in two areas: (i) Equipment Industry manufacturers that sponsor our products and services to their dealers, distributors and/or service points; and (ii) dealers, distributors and/or service points directly. Manufacturers have the financial capability and business power to implement an automation strategy throughout their service and distribution networks. We believe that the implementation of our products can reduce internal costs for manufacturers and increase loyalty and productivity in the service and distribution network as well as end-customer satisfaction. In addition to software licenses and support services, a typical implementation for a given manufacturer will involve professional services for project management, software customization and continuing catalog updates. Once manufacturer sponsorship is obtained, we also develop a direct business relationship with the distributors, dealers, and service points for software and services. These direct sales activities include signing additional dealers, additional databases for existing dealer customers and additional products (such as WebSite Smart) for existing customers.

An important aspect of our business is the relationships we have developed with over 85 dealer business management system providers through our COMPASS Partners™ program. A dealer business management system is used to manage inventory, maintain accounting records, bill customers and focus marketing efforts. Our software’s ability to interface with these systems provides the end-user with a more robust, informative, and cost-effective solution. It also differentiates us from competitors who may chose to integrate their catalog only into their own business management system.

The following table sets forth certain Catalog, Customer and Subscription information by region derived from the Company’s financial and customer databases. The number of distinct distributors and dealers is estimated because some subscriptions are distributed by third parties (including manufacturers), which may or may not inform ARI of the distributors and/or dealers to which the subscription is distributed. Because the estimating methodology is still being refined, comparisons to prior periods may or may not be indicative of business trends.

Catalog, Customer and Subscription Information by Region
(As of July 31, 2003)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)

North America	67	49	66,005	116	17,814
Non-North American	68	8	16,159	18	5,260
Included in both Regions	(61)	0	0	0	0

Total	74	57	82,164	134	23,074

“Catalog” =	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.
“Distinct Manufacturer” =	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.
“Subscription” =	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may have more than one subscription.
“Distinct Distributor” =	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.
“Distinct Dealer” =	A single independent servicing dealer, not owned by another dealer, served by ARI.

As part of our historical business practice, we continue to provide electronic directory and transaction services, to the U.S. and Canadian agribusiness industry, which accounted for 9% of our total revenue in fiscal 2003. No single customer accounted for 10% or more of our revenues in fiscal 2003.

Our executive offices are located at 11425 West Lake Park Drive, Milwaukee, Wisconsin 53224-3025 and our telephone number at that location is (414) 973-4300. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com, which is not part of this report.

Mission and Strategy

Our mission is to be the leading provider of electronic catalog-enabled business solutions for sales, services and product support in selected manufacturing industry segments, primarily those with shared distribution channels and service networks. Our vision is that whenever a manufacturer in one of our target markets distributes technical parts and service information electronically to a distributor, dealer or service location, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets, and to be the leading provider of electronic catalog products and services in those markets. After establishing a position in a market, we will then bring other products and services to bear in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality electronic catalog-enabled software and services that industry participants will adopt and use effectively.

Our strategy includes driving growth in our targeted markets through three distinct programs: (i) sales; (ii) strategic alliances; and (iii) acquisitions. Our external sales team focuses on large manufacturers and distributors in the targeted industry sectors, while internal telesales representatives sell to dealers and small to medium sized distributors. The alliance strategy includes two parts: (i) COMPASS partners; and (ii) non-US sales and service agents. Through our COMPASS Partners program, we have a strategic alliance relationship with over 85 companies that provide complementary software and services to distributors and dealers in our targeted industries. Outside of North America, we sell to manufacturers directly, but use local agents to provide sales and support to dealers. We also selectively seek to acquire businesses with market positions in our targeted markets, additional products that we can provide to our customer base, and talent to supplement our current staff.

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

Electronic Catalog Products And Services

Product or Service	Description	Primary Industry/Market

PartSmart™ EMPARTweb™ EMPARTweb ASP EMPARTviewer™ EMPARTpublisher™	Electronic parts catalog for equipment dealers

Web based electronic parts catalog based upon the EMPART database technology

Electronic parts catalog viewing software offered as a hosted service

Electronic parts catalog viewing software

	Electronic parts catalog creation software used to produce catalogs for viewing on EMPARTweb, PartSmart, and EMPARTviewer	Equipment — all sub-markets except RV and manufactured housing Equipment — all sub-markets Equipment — all sub-markets Equipment — RV and manufactured housing only Equipment — all sub-markets
Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment — all sub-markets
EMPARTweb™ Shopping Cart	Add-on product to Empartweb that facilitates order taking from the catalog	Equipment — all sub-markets
Gardenpoint.com™/EMPARTweb™ Portal	Integrated multi-manufacturer catalog and ordering system for the web	Equipment — all sub-markets
Professional services	Project management, software customization, roll-out management, and help desk support services	Equipment — all sub-markets

Website Services

Product or Service	Description	Primary Industry/Market

WebsiteSmart™	Template-based software to create customized dealer websites and conduct business electronically. Includes optional shopping cart.	Equipment — outdoor power, power sports

Electronic Communications Products and Services

Product or Service	Description	Primary Industry/Market

TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment — Outdoor power and RV

As part of our historical business practice, we continue to provide electronic directory and transaction services to the U.S. and Canadian agribusiness industry. These products and services are expected to continue to be a declining percentage of the Company’s total revenue over time because we expect out growth to come from the Equipment Industry.

Acquisitions

Since December 1995, ARI has had a business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program’s inception, more than 350 acquisition candidates have been evaluated, resulting in four completed acquisitions. Now that our debt has been restructured, we anticipate an increase in our acquisition activities during the next fiscal year.

The following table shows selected information regarding these acquisitions:

Acquisition Date	Acquired Company and Location	Description of Acquired Company

November 4, 1996	cd\*.IMG, Inc. (“CDI”) New Berlin, WI	CDI developed the Plus(1)® electronic parts catalog which featured parts information from over 20 manufacturers in the outdoor power, marine, motorcycle and power sports industries and was replaced with the Partsmart electronic catalog.

September 30, 1997	Empart Technologies, Inc. (“EMPART”) Foster City, CA	EMPART provided us with the EMPARTpublisher and EMPARTviewer software.

September 15, 1998	POWERCOM-2000 (“POWERCOM”), a subsidiary of Briggs & Stratton Corporation Colorado Springs, CO	POWERCOM provided electronic catalog and communication services to a number of manufacturers in North America, Europe, and Australia in the outdoor power, power tools, and power sports industries.

May 13, 1999	Network Dynamics Incorporated (“NDI”) Williamsburg, VA	NDI provided us with the PartSmart electronic catalog which was used by over 10,000 dealers to view catalogs from 50 different manufacturers in 6 sectors of the Equipment Industry.

Competition

Competition for ARI’s products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, our direct competitors such as ProQuest which offer electronic service catalogs in the motorcycle, marine, and auto markets, and a variety of small companies focused on specific industries. Many of the smaller companies may also represent acquisition targets for us. There are also other companies that provide more general catalog services such as Stibo, Pindar, IHS, Saqqara Systems, Inc. and Requisite Technology, Inc. that may in the future directly compete with us in our target markets. In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, Commerce One, and i2 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future. WebSite Smart™ has many competitors, including PowerSports Network, Inc. and many internet service providers. In the communications part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. There are also large, general market e-Commerce companies like SBC Communications, Inc., which offer products and services which could address some of our customers’ needs. These general e-Commerce companies do not typically compete with us directly, but they could decide to do so in the future. These companies may also represent alliance partner opportunities for us. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called “net communities,” such as Chemdex or VerticalNet, which could expand their offerings to target our served markets. In addition, companies focused on asset management or post-sales services, such as Servigistics, could expand their offerings and enter our markets; these companies may also represent alliance partner candidates. Finally, given the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.

ARI’s primary competitive advantages are (i) our focus on our target markets and the industry knowledge and customer relationships we have developed in those target markets, (ii), our robust electronic parts catalog software products, and (iii) our relationships with over 85 dealer business management system providers. When combined with products and services that are designed for our targeted industries, we believe that our competitive advantages will enable us to compete effectively and sustainably in these markets.

Employees

As of October 15, 2003, we had 80 full-time equivalent employees. Of these, 13 are engaged in maintaining or developing software and providing software customization services, 17 are in sales and marketing, 17 are engaged in catalog creation and maintenance or database management, 27 are involved in customer implementation and support and 6 are involved in administration and finance. None of these employees is represented by a union.

Item 2. Properties

ARI occupies approximately 17,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring June 30, 2009. This facility houses our headquarters and computer server room. In Colorado Springs, Colorado, we occupy approximately 5,500 square feet of office space under a lease expiring January 31, 2006. In Williamsburg, Virginia we occupy approximately 5,100 square feet of office space under a lease that expires October 1, 2004. In the Netherlands we occupy approximately 450 square feet of office space under a month-to-month lease.

Item 3. Legal Proceedings

On August 28, 2002, RGC International Investors, LDC (“RGC”), the original holders of the Company’s $4 million Subordinated Debenture (“the Debenture”), orally offered to enter into a buy-back agreement with the Company under which RGC would exchange the Debenture and all other securities sold to RGC for an immediate payment of $500,000 by the Company and an additional payment of $1 million at any time during the next eight months. To give the Company time to acquire the funds, RGC agreed not to exercise any claimed acceleration rights under the Debenture. On September 13, 2002, the Company accepted RGC’s offer. RGC later changed its position and informed the Company that it would not live up to the terms of the buy-back agreement and that it had transferred the Debenture and other securities to a group of investors (“the Transferees”).

On November 8, 2002, the Company filed a lawsuit in the Milwaukee County Circuit Court, Milwaukee, Wisconsin (the “Wisconsin Lawsuit”), against RGC and the Transferees to enforce the terms of the agreement. RGC denied that any such agreement existed, and the defendants each moved to dismiss the Wisconsin Lawsuit on the grounds that a Wisconsin court does not have personal jurisdiction over these parties and because they believe that the claims set forth in the Wisconsin Lawsuit should be heard in Delaware pursuant to a forum selection clause contained in the Securities Purchase Agreement dated as of April 25, 2000.

On January 2, 2003, RGC commenced a lawsuit in the United States District Court for the District of Delaware (the “Delaware Lawsuit”) against the Company seeking a declaration of RGC’s and the Company’s rights under the Securities Purchase Agreement dated as of April 25, 2000, between RGC and the Company, pursuant to which the Debenture, Warrants and the Investment Option were issued. RGC also seeks specific performance and injunctive relief enjoining the Company from maintaining and prosecuting the Wisconsin Lawsuit. In addition, RGC seeks damages in an unspecified amount for alleged breach of contract and breach of the duty of good faith and fair dealing. The Company vigorously denies these allegations.

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

On August 25, 2003, the Milwaukee County Circuit Court dismissed the Wisconsin Action without prejudice to the Company’s ability to pursue claims in the Delaware Action. On August 22, 2003, the Company asserted counterclaims against RGC in Delaware, alleging the same direct claims and cross-claims asserted in the Wisconsin lawsuit. On August 29, 2003, RGC moved for summary judgment on its claims and seeking dismissal of the Company’s counterclaims. On September 24, 2003, RGC filed a motion to dismiss the Taglich counterclaims which are also the focus of its motion for summary judgment. Briefing on the motions will be completed by October 29, 2003.

The Company intends to vigorously contest the claims by RGC and pursue its counterclaims against RGC in the Delaware Action. The pending litigation may significantly impact the Company’s results of operations in fiscal 2004.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive officers as of October 15, 2003. The officers serve at the discretion of the Board.

Name	Age	Capacities in Which Service

Brian E. Dearing	48	Chairman of the Board, CEO and President
Timothy Sherlock	51	CFO, Secretary, Treasurer and Vice President of Finance
John C. Bray	46	Vice President of Business Development
Michael E. McGurk	55	Vice President of Technology Operations
Frederic G. Tillman	41	Vice President of Technology Development
Jeffrey E. Horn	41	Vice President of North American Sales

Brian E. Dearing. Mr. Dearing has been Chief Executive Officer and President and a director since 1995 and Chairman of the Board of Directors since 1997. Prior to joining ARI, Mr. Dearing held a series of electronic commerce executive positions at Sterling Software, Inc. in the U.S. and in Europe. Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services from 1986. Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a BA in Political Science from Union College.

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

John C. Bray. Mr. Bray was appointed Vice President of Sales in September 1996 then became Vice President of New Market Development in March 2002 and Vice President of Business Development in June 2003. Prior to joining ARI, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services (GEIS) in Rockville, Maryland. Before joining GEIS, Mr. Bray had a six year sales career at AT&T, culminating in his appointment as Regional Vice President of Sales for AT&T’s EasyLink Services, marketing electronic commerce services. He holds a BA in marketing from the University of Iowa.

Michael E. McGurk. Mr. McGurk was appointed Vice President of Technology in January 1997 and became Vice President of Technology Operations in August 1999. Prior to joining ARI, Mr. McGurk developed and operated a large format printing services business for customers involved in business process re-engineering projects. Before opening the printing service, Mr. McGurk had a twelve year career in information technology management at various divisions of General Electric, including GE Medical Systems, GE Corporate and GE Aircraft Engines. Mr. McGurk’s early career included sales and technology positions at Cullinet and CinCom Systems. Mr. McGurk holds an MBA and BS from Miami University in Ohio.

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

PART II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters

ARI’s common stock is currently quoted on the NASDAQ Over the Counter Bulletin Board (“OTCBB”) under the symbol ARIS. The following table sets forth the high and low closing sales price for the periods indicated. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Fiscal Quarter Ended	High	Low

October 31, 2001	$0.320	$0.180
January 31, 2002	$1.000	$0.200
April 30, 2002	$0.800	$0.310
July 31, 2002	$0.510	$0.300
October 31, 2002	$0.350	$0.210
January 31, 2003	$0.380	$0.210
April 30, 2003	$0.430	$0.150
July 31, 2003	$0.520	$0.350

As of October 20, 2003, there were approximately 204 holders of record of the Company’s common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.

Item 6. Selected Financial Data

The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 2003, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. Audited Financial Statements and Notes as of July 31, 2003 and 2002 and for each of the three years in the period ended July 31, 2003, and the reports, thereon, of Wipfli Ullrich Bertelson LLP for fiscal 2003 and Ernst & Young LLP for fiscal 2002 and fiscal 2001 are included elsewhere in this Report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included elsewhere herein.

Statement of Operations Data:
(In thousands, except per share data)

		Year Ended July 31

	2003	2002	2001	2000	1999

Subscriptions, support and other services revenues	$8,217	$8,915	$9,985	$9,743	$8,616
Software license and renewal revenues	2,332	2,721	3,266	1,289	2,822
Professional services revenues	2,068	2,227	2,526	2,272	1,450

Total revenues	12,617	13,863	15,777	13,304	12,888
Operating expenses:
Cost of subscriptions, support and other services sold	603	387	1,740	1,415	1,431
Cost of software licenses and renewals sold (1)	1,768	1,523	3,137	3,614	2,543
Cost of professional services sold	819	738	1,359	1,965	1,234
Depreciation and amortization (exclusive of amortization of software products included in cost of sales)	212	223	1,517	1,778	1,773
Customer operations and support	1,190	1,220	1,597	2,048	1,017
Selling, general and administrative	7,273	6,835	8,790	8,214	6,995
Software development and technical support	1,634	2,056	3,317	2,779	2,786
Restructuring and other charges (2)	—	—	7,766	—	—

Operating expenses before amounts capitalized	13,499	12,982	29,223	21,813	17,779
Less capitalized portion	(541)	(717)	(1,972)	(1,729)	(1,802)

Net operating expenses	12,958	12,265	27,251	20,084	15,977

Operating income (loss)	(341)	1,598	(11,474)	(6,780)	(3,089)
Other income (expense)	(1,007)	(1,410)	(1,551)	(822)	(326)

Net income (loss)	$(1,348)	$188	$(13,025)	$(7,602)	$(3,415)

Weighted average diluted common shares outstanding	6,499	6,238	6,175	6,002	5,061
Basic and diluted net income (loss) per common share	$(0.21)	$0.03	$(2.11)	$(1.27)	$(0.67)

Selected Balance Sheet Data: (In thousands)
Working capital (deficit)	$(4,813)	$(8,713)	$(9,696)	$(4,680)	$(3,476)
Capitalized software development (net) (3)	1,881	3,066	3,961	11,901	14,052
Total assets	5,650	6,374	7,060	18,488	20,438
Current portion of long-term debt and capital lease obligations	420	3,691	3,608	933	713
Total long-term debt and capital lease obligations	3,785	26	251	2,695	3,511
Total shareholders’ equity (deficit)	(6,830)	(5,606)	(5,850)	7,159	9,756

(1)	Includes amortization of software products of $1,726, $1,612, $3,178, $3,224, and $2,057.

(2)	See note 2 to the financial statements.

(3)	Fiscal 1999 includes a reclassification of $5,208 from goodwill as a result of the finalization of the purchase price allocation for the NDI acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary

The Company incurred a net loss of $1,348,000 for the fiscal year ended July 31, 2003 compared to net income of $188,000 for the fiscal year ended July 31, 2002. The decrease in earnings was primarily due to a decline in revenue and significant legal and consulting fees related to the debt restructuring. Total revenue declined 9% during fiscal 2003 compared to fiscal 2002, while recurring revenues in the Equipment Industry grew 7%. The decline in revenue was primarily due to the expected decline in the Company’s non-strategic product revenues and a decline in new large manufacturer revenues in the Company’s strategic product lines. Management expects the Company to continue to generate enough cash to fund operations, investment and pay down debt and to return to profitability in fiscal 2004, although this cannot be assured.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, financing instruments, restructuring and other accrued revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Debt Instruments

The Company valued a debt discount for Common Stock Warrants and Options granted in consideration for the Notes Payable, the Debenture and the WITECH Facility using the Black Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.

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

Stock-Based Compensation

The Company accounts for its employee stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, no stock-based compensation is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

Revenues

Management reviews the Company’s recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry. The Equipment Industry has been a growing percentage of our revenue over the past five years, representing approximately 91% of the Company’s total revenue in fiscal 2003. The Company’s strategic focus is electronic catalog and related products in the Equipment Industry, which represents approximately 87% of the Company’s total revenue in fiscal 2003.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s financial statements:

Revenue by Industry Sector
(In thousands)

	Year Ended July 31

			Percent			Percent
Industry Sector:	2003	2002	Change	2002	2001	Change

Equipment Industry
North American
Recurring	$8,413	$7,881	7%	$7,881	$7,715	2%
Non-recurring	1,694	2,298	(26%)	2,298	3,014	(24%)

Subtotal	10,107	10,179	(1%)	10,179	10,729	(5%)
Non-North American
Recurring	1,162	1,039	12%	1,039	981	6%
Non-recurring	241	294	(18%)	294	350	(16%)

Subtotal	1,403	1,333	5%	1,333	1,331	0%
Total Equipment Industry
Recurring	9,575	8,920	7%	8,920	8,696	3%
Non-recurring	1,935	2,592	(25%)	2,592	3,364	(23%)

Subtotal	11,510	11,512	(0%)	11,512	12,060	(5%)
Non-equipment Industry
Recurring	1,051	2,351	(55%)	2,351	3,686	(36%)
Non-recurring	56	—	100%	—	31	(100%)

Subtotal	1,107	2,351	(53%)	2,351	3,717	(37%)
Total Revenue
Recurring	10,626	11,271	(6%)	11,271	12,382	(9%)
Non-recurring	1,991	2,592	(23%)	2,592	3,395	(24%)

Grand Total	$12,617	$13,863	(9%)	$13,863	$15,777	(12%)

Revenue by Product in the Equipment Industry
(In thousands)

	Year Ended July 31

			Percent			Percent
Product:	2003	2002	Change	2002	2001	Change

Equipment Industry
Catalog and related
Recurring	$9,143	$8,258	11%	$8,258	$7,482	10%
Non-recurring	1,860	2,464	(25%)	2,464	3,067	(20%)

Subtotal	11,003	10,722	3%	10,722	10,549	2%
Communications
Recurring	432	662	(35%)	662	1,214	(45%)
Non-recurring	75	128	(41%)	128	297	(57%)

Subtotal	507	790	(36%)	790	1,511	(48%)

Total Equipment Industry	$11,510	$11,512	(0%)	$11,512	$12,060	(5%)

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Total recurring revenues decreased in fiscal 2003 and fiscal 2002, compared to the prior year, primarily due to decreases in the non-equipment industry revenues. Total recurring revenue, as a percentage of total revenue, increased from 78% in fiscal 2001 to 81% in fiscal 2002 and 84% in fiscal 2003 primarily due to increases in the customer base in the Equipment Industry. Management believes a ratio of approximately three quarters recurring revenue to one quarter non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter or year to year.

Non-recurring revenues are derived from initial software licenses and professional service fees. Total non-recurring revenues decreased in fiscal 2003, compared to the prior year, due to decreased new manufacturer license and customization revenues in the Equipment Industry. Total non-recurring revenues decreased in fiscal 2002, compared to the prior year, primarily due to a decrease in large customization projects in the Equipment Industry. Management believes that, because of the condition of the manufacturing sector of the economy, non-recurring revenues will remain at relatively the same level during fiscal 2004.

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

North American

Recurring revenues in the North American Equipment Industry increased in fiscal 2003 and fiscal 2002, compared to the prior year, primarily due to an increase in the base of catalog customers. Non-recurring revenues in the North American Equipment Industry decreased in fiscal 2003, compared to the prior year, primarily due to a decrease in revenues from new manufacturer software license and customization because of the continued decline in the manufacturing sector of the economy. Non-recurring revenues in the North American Equipment Industry decreased in fiscal 2002, compared to the prior year, primarily due to a decrease in major software customization projects.

Non-North American

Recurring revenues in the non-North American Equipment Industry increased in fiscal 2003 and fiscal 2002, compared to the prior year, primarily due to an increase in the base revenue of catalog customers. Non-recurring revenues in the non-North American Equipment Industry decreased in fiscal 2003, compared to the prior year, primarily due to lower new software licenses because of the decline in the manufacturing sector of the economy. Non-recurring revenues in the non-North American Equipment Industry decreased in fiscal 2002, compared to the prior year, primarily due to a decrease in major software customization projects.

Catalog and Related Products

Revenues from the Company’s catalog and related products in the Equipment Industry increased in fiscal 2003 and fiscal 2002, compared to the prior year, primarily due to an increase in the Company’s base of electronic catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to increase in both the North American and non-North American Equipment Industry in fiscal 2004 and beyond, as the Company continues to focus attention and resources on its catalog products.

Communications Products

Revenues from the Company’s communications products decreased in both fiscal 2003 and fiscal 2002, compared to the prior year, primarily due to a decline in the base of communications customers. The Company has focused its new sales efforts primarily on its catalog products, although we continue to support our current communications customers. Management expects revenues from communications products will be a declining percentage of total revenue in fiscal 2004, as catalog revenues increase.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes (i) sales of database management services to the agricultural inputs industry and, for part of fiscal 2001, the railroad industry; (ii) electronic communications services to the agricultural inputs industry, and, (iii) for fiscal 2001 and part of fiscal 2002, the on-line provision of information for republication to the non-daily newspaper publishing industry. Total revenues in this business have decreased from the prior year in both fiscal 2003 and fiscal 2002.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company’s financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Year Ended July 31

			Percent			Percent
Product:	2003	2002	Change	2002	2001	Change

Subscriptions, support and other services fees
Revenue	$8,217	$8,915	(8%)	$8,915	$9,985	(11%)
Cost of revenue	603	387	156%	387	1,740	(78%)
Cost of revenue as a percent of revenue	7%	4%		4%	17%
Software licenses and renewals
Revenue	2,332	2,721	(14%)	2,721	3,266	(17%)
Cost of revenue	1,768	1,523	116%	1,523	3,137	(51%)
Cost of revenue as a percent of revenue	76%	56%		56%	96%
Professional services
Revenue	2,068	2,227	(7%)	2,227	2,526	(12%)
Cost of revenue	819	738	111%	738	1,359	(46%)
Cost of revenue as a percent of revenue	40%	33%		33%	54%
Total
Revenue	$12,617	$13,863	(9%)	$13,863	$15,777	(12%)
Cost of revenue	3,190	2,648	120%	2,648	6,236	(58%)
Cost of revenue as a percent of revenue	25%	19%		19%	40%

Cost of subscriptions, support and other services consists primarily of telecommunication costs, catalog replication and distribution costs and royalties on revenues in the newspaper publishing industry (non-equipment). Cost of subscriptions, support and other services fees as a percentage of revenue were higher in fiscal 2003, compared to the prior year, primarily due to the favorable settlement of a reserve for royalties in the newspaper publishing industry which was recognized during fiscal 2002. Cost of subscriptions, support and other services fees as a percentage of revenue were significantly lower in fiscal 2002, compared to fiscal 2001, primarily due to the elimination of revenues and related royalties in the newspaper publishing industry, which have a lower margin than other revenues in this category, and the favorable settlement of the reserve for royalties in the newspaper publishing industry. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter, now that the royalties from revenues in the newspaper publishing industry are no longer being incurred.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue decreased significantly in fiscal 2002, compared to the prior year, primarily due to lower software amortization costs as a result of the restructuring in the fourth quarter of fiscal 2001 and the elimination of royalties associated with the NDI acquisition. Cost of software licenses and renewals as a percentage of revenue increased in fiscal 2003, compared to fiscal 2002, due to the reversal of royalties associated with the NDI acquisition in fiscal 2002, but are lower than fiscal 2001 level due to the decrease in software amortization costs from the restructuring in fiscal 2001. Management expects gross margins from software licenses and renewals to increase in the fourth quarter of fiscal 2004, as the software products acquired from NDI become fully amortized. Cost of professional services consists of customization and catalog production labor.

Cost of professional services as a percentage of revenue increased in fiscal 2003, compared to the prior year, as the Company provided catalog production labor at no charge to the manufacturer for catalogs requested by the dealers in exchange for subscription fees from the dealers. Cost of professional services as a percentage of revenue decreased in fiscal 2002, compared to the prior year, primarily due to significant decreases in communication software customizations, which have low or negative margins and an increase in catalog production revenue as the Company converted several NDI contracts from a fixed price to a time and materials price. Management expects gross margins on professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s financial statements:

Operating Expenses
(In thousands)

	Year Ended July 31

	2003	2002	Percent Change	2002	2001	Percent Change

Cost of products and services sold	$3,190	$2,648	20%	$2,648	$6,236	(58%)
Customer operations and support	1,190	1,220	(2%)	1,220	1,597	(24%)
Selling, general and administrative	7,273	6,835	6%	6,835	8,790	(22%)
Software development and technical support	1,634	2,056	(21%)	2,056	3,317	(38%)
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	212	223	(5%)	223	1,517	(85%)
Restructuring and other charges	—	—	n/a	—	7,766	(100%)
Less capitalized portion	(541)	(717)	(25%)	(717)	(1,972)	(64%)

Net operating expenses	$12,958	$12,265	6%	$12,265	$27,251	(55%)

Net operating expenses increased in fiscal 2003, compared to the prior year, primarily due to increased legal and consulting fees associated with the debt restructuring and the reversal of royalty reserves in fiscal 2002. Net operating expenses decreased significantly in fiscal 2002, compared to the prior year, as a result of cost reductions associated with the Company’s restructuring.

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased in fiscal 2003 and fiscal 2002, compared to the prior year, primarily due to the cost reductions associated with the Company’s restructuring. Management expects these costs to remain more or less at the same level in fiscal 2004.

Selling, general and administrative expenses (“SG&A”) increased in fiscal 2003, compared to the prior year, primarily due to increased legal and consulting fees associated with the debt restructuring. SG&A decreased in fiscal 2002, compared to the prior year, primarily due to the cost reductions associated with the Company’s restructuring. SG&A, as a percentage of revenue, was 58% in fiscal 2003, 49% in fiscal 2002 and 56% in fiscal 2001. Management expects SG&A to decline as a percentage of revenues in fiscal 2004 now that the debt has been restructured.

The Company’s technical staff (in-house and contracted) is allocated between software development and technical support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses from quarter to quarter, as the mix of development and customization activities will change based on customer requirements. During fiscal 2003 and fiscal 2002, our technical resources were primarily focused on enhancements to our CD-ROM and Web-based catalog products and on-going catalog updates. During fiscal 2001, our technical resources were focused primarily on a new release of TradeRoute®, a major customization project of our Web-based catalog for a customer in the auto parts aftermarket industry and on-going catalog data updates. We expect our technical resources to continue to focus on development of catalog software, software customization and catalog data updates in fiscal 2004, although the mix may fluctuate quarter to quarter based on customer requirements. We expect software customization and development expenses to remain more or less at the same level during fiscal 2004.

Depreciation and amortization expenses decreased significantly in fiscal 2003 and fiscal 2002, compared to fiscal 2001, primarily due to the write-off of the Company’s communications platform as a result of the restructuring in July 2001. Depreciation and amortization, as a percentage of total revenue, was 2% in fiscal 2003 and fiscal 2002 and 10% in fiscal 2001. Management expects depreciation and amortization expenses to decrease in the fourth quarter of fiscal 2004 as the software products acquired from NDI become fully amortized.

In the fourth quarter of fiscal 2001, management commenced a restructuring designed to refocus resources from the Company’s communication products to the Company’s core catalog products, which contribute greater cash margins, in order to reach sustainable cash generation and earnings. During the quarter ended July 31, 2001, the Company incurred non-cash impairment charges of $7,333,000 for the write-off of long-lived assets related to our network platform and communication software and $433,000 in accrued restructuring expense related to severance and future minimum lease payments. By the end of October 2001, the Company had reduced its number of full-time equivalent employees to 101 from 137 prior to the restructuring and eliminated all but a few contract staff. The reductions have not had a material adverse effect on the Company’s competitiveness or operations and the restructuring positioned the Company to show a quarterly profit for the entire year in fiscal 2002.

Capitalized development costs represented 33% of total software development and support expense in fiscal 2003, compared to 35% in fiscal 2002 and 59% in fiscal 2001. Capitalized expenses decreased in fiscal 2003 and fiscal 2002, compared to fiscal 2001, as a percentage of software development and technical support, because the Company’s development resources were focused on catalog data updates which are expensed.

Other Items

Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment decreased $399,000 in fiscal 2003 and $152,000 in fiscal 2002, compared to the prior year, as the Company paid off $650,000 and $808,000, respectively, of debt principal. Management expects interest expense to continue to decrease in fiscal 2004, now that the Company has favorably restructured its debt and continues to pay down principal balances. See “Liquidity and Capital Resources”.

The Company had a net loss of $1,348,000 in fiscal 2003, a decline of $1,536,000 from the prior year, primarily due to the decline in revenue and the increase in legal and consulting fees related to the debt restructure. The Company had net income of $188,000 in fiscal 2002, an improvement of $13,213,000 over the prior year, primarily due to cost reductions associated with the restructuring. Management expects the Company to be profitable in fiscal 2004, although there can be no assurance that this will occur. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements.

Cash Flow Information
(In thousands)

	Year Ended July 31

			Percent			Percent
	2003	2002	Change	2002	2001	Change

Net income (loss)	$(1,348)	$188		$188	$(13,025)
Amortization of network platform and software products	1,726	1,612		1,612	3,782
Amortization of debt discount and deferred finance fees	682	973		973	963
Depreciation and other amortization	212	223		223	913
Restructuring and other charges	—	—		—	7,766
Interest expense converted to debt	229	—		—	—
Stock compensation expense	—	—		—	2
Stock issued as consideration for professional services rendered and contribution to 401(k) plan	83	38		38	—

Net cash provided by operating activities before changes in working capital	1,584	3,034	(48%)	3,034	401	657%
Effect of net changes in working capital	1,129	(391)	389%	(391)	2,084	(119%)

Net cash provided by operating activities	2,713	2,643	3%	2,643	2,485	6%
Net cash used in investing activities	(687)	(1,058)	(35%)	(1,058)	(1,977)	(46%)

Net cash provided by operating and investing activities	$2,026	$1,585	28%	$1,585	$508	212%

Net cash provided by operating activities before changes in working capital decreased in fiscal 2003, compared to the prior year, primarily due to the decline in revenues and the increase in legal and consulting fees associated with the debt restructure. Net cash provided by operating activities before changes in working capital increased in fiscal 2002, compared to the prior year, due to cost reductions associated with the Company’s restructuring.

Net cash used in investing activities decreased in fiscal 2003, compared to the prior year, primarily due to decreased capitalized software development costs. Net cash used in investing activities decreased in fiscal 2002, compared to the prior year, due to cost reductions in the communications software development area associated with the Company’s restructuring.

The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and may vary significantly from year to year. In fiscal 2003, the change in working capital was positive, compared to a negative amount in the prior year, primarily due to increased collection of accounts receivables and deferred license and maintenance revenues. In fiscal 2002, the change in working capital was negative, compared to a substantial positive number in the prior year, primarily due to decreases in accrued payroll related expenses, accrued royalties and other accruals.

At July 31, 2003, the Company had cash and cash equivalents of approximately $2,120,000 compared to approximately $879,000 at July 31, 2002.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s audited financial statements.

Debt Schedule
(In thousands)

	July 31	July 31	Net
	2003	2002	Change

Debt to Shareholder:
Current portion of notes payable	$—	$56	$(56)
Debt discount (common stock warrants)	—	(6)	6

Total Debt to Shareholder	—	50	(50)
Notes payable:
Current portion of notes payable	400	4,000	(3,600)
Notes payable	3,500	—	3,500
Carrying value in excess of the face amount of the notes payable	302	—	302
Debt discount (common stock warrants and options)	(33)	(588)	555

Total Subordinated Debenture	4,169	3,412	757
Other Debt:
Current portion of notes payable other	—	78	(78)

Total Other Debt	—	78	(78)

Receivable Financing	346	360	469

Total Debt and Receivable Financing	$4,515	$3,900	$1,098

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

In September 2002, RGC transferred the Debenture and the Warrants to ARI Network Services Partners (which is not in any way affiliated with the Company), Dolphin Offshore Partners, LP and SDS Merchant Fund, LP. (the “Transferees”). See Note 11 for discussion of litigation regarding these Debentures.

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

As set forth in “Item 3 — Legal Proceeding,” the Company filed a lawsuit in the State of Wisconsin against RGC to enforce the terms of a buy-back agreement between the Company and RGC. RGC filed an action in the State of Delaware seeking a declaration of its rights under the Securities Purchase Agreement dated as of April 25, 2000 between the Company and RGC. The Wisconsin Action was dismissed without prejudice to the Company’s ability to pursue claims in the Delaware Action. The Company intends to vigorously contest the claims by RGC and pursue its counterclaims against RGC in the Delaware Action. The pending litigation may significantly impact the Company’s results of operations in fiscal 2004.

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

On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2%. The note does not contain any financial covenants.

On September 28, 1999, ARI and RFC Capital Corporation (“RFC”) executed a Receivables Sales Agreement (the “Sale Agreement”). The initial three-year Sale Agreement allows RFC to purchase up to $3.0 million of ARI’s accounts receivable. Under the Sale Agreement, RFC purchases 90% of eligible receivables. ARI is obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. The Sale Agreement has been extended through November 28, 2003. As of October 15, 2003, the balance of the RFC Facility was $239,000. Management is currently negotiating an extension of this arrangement. If the Company is unable to execute a renegotiated arrangement, management does not believe it will materially impact its ability to fund operations in fiscal 2004.

Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments through fiscal 2004.

The following table sets forth, for the periods indicated, certain information reconciling earnings before interest, taxes, depreciation and amortization to the Company’s audited financial statements.

Earnings before Interest, Taxes, Depreciation and Amortization

	Year ended July 31

	2003	2002	Percent Change	2002	2001	Percent Change

Net income (loss)	$(1,348)	$188		$188	$(13,025)
Plus: Interest	1,036	1,435		1,435	1,587
Amortization of software products	1,726	1,612		1,612	3,178
Other depreciation and amortization	212	223		223	1,517

Earnings before interest, taxes, depreciation and amortization	$1,626	$3,458	(53%)	$3,458	$(6,743)	151%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased in fiscal 2003, compared to the prior year, primarily due to the reduction in revenue and legal and consulting fees related to the debt restructure. EBITDA increased in fiscal 2002, compared to the prior year, primarily due to the cost reductions associated with the Company’s restructuring. Management believes that EBITDA will increase in fiscal 2004, although there can be no assurance that this will occur.

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

Forward Looking Statements

Certain statements contained in this Form 10-K are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company’s annual report on Form 10-K for the year ended July 31, 2003, which is incorporated herein by reference.

Quarterly Financial Data

The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2003, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st		2nd		3rd		4th

	2003	2002	2003	2002	2003	2002	2003	2002

Net revenues	$3,055	$3,820	$3,093	$3,318	$3,254	$3,408	$3,215	$3,317
Gross profit	2,291	3,007	2,339	2,801	2,405	2,677	2,392	2,730
Net income (loss)	(245)	63	(375)	34	(654)	18	(74)	73
Basic and diluted net income (loss) per common share	$(0.04)	$0.01	$(0.06)	$0.01	$(0.10)	$0.00	$(0.01)	$0.01

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

ARI is subject to market risks pertaining to interest rate movements and collectibility of accounts receivable. ARI’s only expenses subject to interest rate risk are (i) interest expense on the Notes Payable and (ii) monthly program fees owed with respect to the Sale Agreement, both of which are tied to prevailing market interest rates. See “Liquidity and Capital Resources”. An increase or decrease of one percent in the prime interest rate would affect ARI’s net income by approximately plus or minus $41,000, annualized, based on the outstanding balances under the Notes Payable and Sale Agreement at October 15, 2003. As a result, ARI believes that the market risk relating to interest rate movements is minimal.

Credit risk is the possibility of loss from a customer’s failure to make payment according to contract terms. The Company’s principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the customer’s financial condition, past payment experience and credit information. After credit is granted, the Company actively monitors the customer’s financial condition and developing business news.

The Company is subject to the risk of changes in foreign currency exchange rates due to sales in foreign countries. The Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes and sells its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro. Due to the level of foreign sales currently being generated by the Company and the countries in which the Company is currently doing business, the risk related to foreign currency fluctuations is not expected to be significant in the near future.

Item 8. Financial Statements and Supplementary Data

ARI’s Financial Statements and related notes for the fiscal years ended July 31, 2003, 2002 and 2001 together with the report thereon of ARI’s independent auditors, Wipfli Ullrich Bertelson LLP for fiscal 2003 and Ernst & Young LLP for fiscal years 2002 and 2001, are attached hereto as Exhibit A-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On May 30, 2003, ARI informed Ernst & Young LLP that it would be dismissed as its independent accountants. ARI appointed Wipfli Ullrich Bertelson LLP as its independent accountants. The disclosures required by Item 304 of Regulation S-K were filed with the Securities and Exchange Commission in a current report on Form 8-K dated June 6, 2003.

Item 9A. Controls and Procedures.

ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of July 31, 2003.

There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter and year ended July 31, 2003 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of ARI

Information regarding the directors of ARI, the Company’s Code of Ethics and compliance with Section 16(a) of the Exchange Act is included in ARI’s definitive 2003 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics”. Information with respect to ARI’s executive officers is shown at the end of Part I of this Form 10-K.

Item 11. Executive Compensation

Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI’s definitive 2003 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Executive Compensation” and “Election of Directors”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding beneficial ownership of ARI’s common stock and common stock authorized for issuance under equity compensation plans is included in ARI’s definitive 2003 Annual Meeting Proxy Statement and is incorporated herein by reference. See “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information”.

Item 13. Certain Relationships and Related Transactions

Information related to Certain Relationships and Related Transactions is included in ARI’s definitive 2003 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Certain Transactions”.

Item 14. Principal Accountant Fees and Services

Information related to Principal Accountant Fees and Services is included in ARI’s definitive 2003 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Auditor’s Fees.”

PART IV

Item 15. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a)1.
Financial Statements

Reports of independent auditors on Financial Statements and Financial Statement Schedule.

Balance sheets — July 31, 2003 and 2002.

Statements of operations for each of the three years in the period ended July 31, 2003.

Statements of shareholders’ equity (deficit) for each of the three years in the period ended July 31, 2003.

Statements of cash flows for each of the three years in the period ended July 31, 2003.

Notes to financial statements — July 31, 2003.

The Financial Statements are located immediately following the signature pages.

(a)2.
Financial Statement Schedules

Schedule II

Valuation and qualifying accounts for the years ended July 31, 2003, 2002, and 2001.

The Financial Statement Schedule is located immediately following the Financial Statements. All other schedules to which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3.
Exhibits:

See (c) below.

(b) Reports on Form 8-K:

On May 29, 2003, ARI furnished a report on Form 8-K with respect to Item 12 relating to the announcement of its third quarter operating results.

On June 6, 2003, ARI filed a report on Form 8-K with respect to Items 4 and 7 relating to a change in its certifying accountant.

(c) Exhibits:

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.
3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on August 18, 2003.
3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 33-43148).
4.1	Form of Promissory Note of the Company (issued under Exchange Agreement listed as Exhibit 10.9), incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.
4.2	Promissory Note dated August 7, 2003 payable to WITECH Corporation, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 8, 2003.
4.3	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.
10.1*	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended January 31, 1999.
10.2*	1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 1999.
10.3*	2000 Stock Option Plan, incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO filed on October 22, 2003.
10.4	Receivables Sales Agreement, dated September 28, 1999, between the Company and RFC Capital Corporation, incorporated herein by reference to Exhibit 10.21 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.
10.5	Amendments to Receivables Sales Agreement dated September 25, 2002 and October 31, 2002 between the Company and RFC Capital Corporation, incorporated herein by reference to Exhibit 10.26 of the Company’s Form 10-K for the fiscal year ended July 31, 2002.
10.6	Amendment to Receivables Sales Agreement dated January 22, 2003, between the Company and Textron Financial, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended January 31, 2003.
10.7	Amendments to Receivables Sales Agreement dated May 27, 2003 and June 13, 2003, between the Company and Textron Financial, incorporated herein by reference to Exhibits 10.3 and 10.4, respectively, of the Company’s Form 10-Q for the quarter ended April 30, 2003.
10.8	Amendments to Receivables Sales Agreement dated July 30, 2003 and August 28, 2003, between the Company and Textron Financial.
10.9	Exchange Agreement dated April 24, 2003 between ARI Network Services, Inc., ARI Network Services Partners, LP, Dolphin Offshore Partners, LP and SDS Merchant Fund, LP, including form of Common Stock Purchase Warrant (Exhibit B), incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.
10.10	Assignment by ARI Network Services Partners, LP, Dolphin Offshore Partners, LP, and SDS Merchant Fund, LP, in favor of ARI Network Services, Inc. (Exhibit C to Exchange Agreement referenced in Exhibit 10.9), incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended April 30, 2003.
10.11	Purchase Agreement dated July 8, 2003 between ARI Network Services, Inc. and WITECH Corporation.

10.12	Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.
10.13*	Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray, Michael E. McGurk, Frederic G. Tillman, Timothy Sherlock and Jeffrey E. Horn, incorporated herein by reference to Exhibit 10.25 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.
10.14*	Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.26 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.
10.15*	Deferred Bonus Plan, incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.
16.1	Letter of Ernst & Young LLP, incorporated herein by reference to Exhibit 16 of the Company’s Form 8-K filed on June 6, 2003.
23.1	Consent of Wipfli Ullrich Bertelson LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
99.1	Forward-Looking Statements Disclosure.

*	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin on this 29th day of October 2003.

ARI NETWORK SERVICES, INC.

By: /s/ Brian E. Dearing

Brian E. Dearing,
Chairman, President & CEO

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer

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

Signature	Title	Date

/s/ Brian E. Dearing Brian E. Dearing	Chairman, President, CEO & Director (Principal Executive Officer)	October 29, 2003

/s/ Timothy Sherlock Timothy Sherlock	Chief Financial Officer, Secretary, Treasurer & VP of Finance (Principal Financial and Accounting Officer)	October 29, 2003

/s/ Gordon J. Bridge Gordon J. Bridge	Director	October 29, 2003

/s/ Ted C. Feierstein Ted C. Feierstein	Director	October 29, 2003

/s/ Richard W. Weening Richard W. Weening	Director	October 29, 2003

Report of Wipfli Ullrich Bertelson LLP,
Independent Auditors

To the Board of Directors and Shareholders
ARI Network Services, Inc.

     We have audited the accompanying balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 2003 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended. Our audits also included the financial statement schedule for the year ended July 31, 2003 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     The financial statements of ARI Network Services, Inc. for the years ended July 31, 2002 and 2001 were audited by other auditors whose report dated September 19, 2002, except for note 11 as to which the date is November 12, 2002, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2003 and the results of its operations and its cash flows for the year ended July 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Wipfli Ullrich Bertelson LLP
Milwaukee, Wisconsin
September 19, 2003

Report of Ernst & Young LLP,
Independent Auditors

To the Board of Directors and Shareholders
ARI Network Services, Inc.

     We have audited the accompanying balance sheet of ARI Network Services, Inc. (the Company) as of July 31, 2002, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended July 31, 2002. Our audits also included the financial statement schedule for each of the two years in the period ended July 31, 2002 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated September 19, 2002, which report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, the Company, as discussed in Note 4, has restructured its convertible subordinated debenture and extended the term through 2007. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at July 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended July 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP
Milwaukee, Wisconsin
September 19, 2002, except for Note 4,
as to which the date is April 24, 2003

1

This page left intentionally blank

2

Financial Statements

ARI Network Services, Inc.
Years ended July 31, 2003, 2002 and 2001

ARI Network Services, Inc.
Balance Sheets
(Dollars in Thousands, Except Per Share Data

	July 31

	2003	2002

Assets
Current assets:
Cash	$2,120	$879
Trade receivables, less allowance for doubtful accounts of $88 in 2003 and $140 in 2002	1,088	1,743
Prepaid expenses and other	115	84

Total current assets	3,323	2,706
Equipment and leasehold improvements:
Computer equipment	4,475	4,394
Leasehold improvements	73	73
Furniture and equipment	1,372	1,292

	5,920	5,759
Less accumulated depreciation and amortization	5,474	5,262

Net equipment and leasehold improvements	446	497
Other assets	—	105
Capitalized software product costs:
Amounts capitalized for software product costs	9,602	23,585
Less accumulated amortization	7,721	20,519

Net capitalized software product costs	1,881	3,066

Total assets	$5,650	$6,374

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current portion of note payable to shareholder	$—	$50
Current portion of notes payable (Note 4)	400	3,490
Receivable financing	346	360
Accounts payable	401	567
Deferred revenue	5,280	4,619
Accrued payroll and related liabilities	1,088	1,140
Other accrued liabilities	601	1,042
Current portion of capital lease obligations	20	151

Total current liabilities	8,136	11,419
Noncurrent liabilities:
Notes payable (net of discount)	3,769	—
Other long-term liabilities	559	535
Capital lease obligations	16	26

Total noncurrent liabilities	4,344	561
Commitments and contingencies (Notes 5 and 11)	—	—

Total liabilities	12,480	11,980
Shareholders’ equity (deficit):

	July 31

	2003	2002
Liabilities and shareholders’ equity (deficit) continued
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 20,350 shares issued and outstanding	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,645,191 and 6,329,301 shares issued and outstanding in 2003 and 2002, respectively	6	6
Common stock warrants and options	141	2,459
Additional paid-in capital	94,295	91,853
Accumulated deficit	(101,272)	(99,924)

Total shareholders’ deficit	(6,830)	(5,606)

Total liabilities and shareholders’ deficit	$5,650	$6,374

See accompanying notes

5

This page left intentionally blank

ARI Network Services, Inc.
Statements of Operations
(Dollars in Thousands, Except Per Share Data

	Year ended July 31

	2003	2002	2001

Net revenues:
Subscriptions, support and other services fees	$8,217	$8,915	$9,985
Software licenses and renewals	2,332	2,721	3,266
Professional services	2,068	2,227	2,526

Total net revenues	12,617	13,863	15,777

Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	603	387	1,740
Software licenses and renewals	1,768	1,523	3,137
Professional services	819	738	1,359

Total cost of products and services sold	3,190	2,648	6,236
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	212	223	1,517
Customer operations and support	1,190	1,220	1,597
Selling, general and administrative	7,273	6,835	8,790
Software development and technical support	1,634	2,056	3,317
Restructuring and other charges	—	—	7,766

Operating expenses before amounts capitalized	13,499	12,982	29,223
Less capitalized portion	(541)	(717)	(1,972)

Net operating expenses	12,958	12,265	27,251

Operating income (loss)	(341)	1,598	(11,474)
Other income (expense):
Interest expense	(1,036)	(1,435)	(1,587)
Other, net	29	25	36

Total other expense	(1,007)	(1,410)	(1,551)

Net income (loss)	$(1,348)	$188	$(13,025)

Basic and diluted net income (loss) per common share	$(0.21)	$.03	$(2.11)

See accompanying notes

ARI Network Services, Inc.
Statements of Shareholders’ Equity (Deficit)
(Dollars in Thousands)

	Number of Shares Issued and Outstanding

	Preferred Stock	Common Stock

Balance July 31, 2000	20,350	6,168,270
Issuance of common stock under stock purchase plan	—	16,011
Stock compensation expense	—	—
Net loss	—	—

Balance July 31, 2001	20,350	6,184,281
Issuance of common stock under stock purchase plan	—	39,064
Issuance of common stock as contribution to 401(k) plan	—	105,956
Capital contribution	—	—
Net income	—	—

Balance July 31, 2002	20,350	6,329,301
Issuance of common stock under stock purchase plan	—	20,585
Issuance of common stock as contribution to 401(k) plan	—	111,886
Issuance of common stock for professional services received	—	183,419
Retirement of common stock warrants and options in connection with notes payable	—	—
Issuance of common stock warrants in connection with notes payable	—	—
Net loss	—	—

Balance July 31, 2003	20,350	6,645,191

8

Par Value		Common
		Stock	Additional
Preferred	Common	Warrants	Paid-in	Accumulated
Stock	Stock	And Options	Capital	Deficit

$-	$6	$2,459	$91,781	$(87,087)
-	—	—	14	—
-	—	—	2	—
-	—	—	—	(13,025)

-	6	2,459	91,797	(100,112)
-	—	—	14	—
-	—	—	38	—
-	—	—	4	—
-	—	—	—	188

-	6	2,459	91,853	(99,924)
-	—	—	5	—
-	—	—	39	—
-	—	—	44	—
-	—	(2,354)	2,354	—
-	—	36	—	—
-	—	—	—	(1,348)

$-	$6	$141	$94,295	$(101,272)

ARI Network Services, Inc
Statements of Cash Flows
(In Thousands)

	Year ended July 31

	2003	2002	2001

Operating activities
Net income (loss)	$(1,348)	$188	$(13,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of network platform	—	—	604
Amortization of software products	1,726	1,612	3,178
Amortization of goodwill	—	15	658
Amortization of debt discount and deferred financing fees	682	973	963
Depreciation and other amortization	212	208	255
Restructuring and other charges	—	—	7,766
Interest expense converted to debt	229	—	—
Stock compensation expense	—	—	2
Stock issued as consideration for professional services received	44	—	—
Issuance of common stock as contribution to 401(k) plan	39	38	—
Net change in receivables, prepaid expenses and other current assets	624	397	1,167
Net change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	505	(788)	917

Net cash provided by operating activities	2,713	2,643	2,485
Investing activities
Purchase of equipment and leasehold improvements	(146)	(341)	(5)
Software product costs capitalized	(541)	(717)	(1,972)

Net cash used in investing activities	(687)	(1,058)	(1,977)
Financing activities
Borrowings (repayments) under line of credit	—	(200)	200
Borrowings under notes payable	16	—	—
Payments of capital lease obligations and notes payable	(806)	(786)	(942)
Debt issuance costs incurred	—	(51)	(30)
Proceeds from issuance of common stock and capital contribution	5	18	14

Net cash used in financing activities	(785)	(1,019)	(758)

Net increase (decrease) in cash	1,241	566	(250)
Cash at beginning of year	879	313	563

Cash at end of year	$2,120	$879	$313

Cash paid for interest	$82	$394	$532

10

	Year ended July 31

	2003	2002	2001

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$15	$24	$154
Issuance of common stock warrants in connection with refinancing debt	36	—	—
Conversion of accrued interest to debt	493	—	—

See accompanying notes

ARI Network Services, Inc.
Notes to Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business

ARI Network Services, Inc. (the Company) operates in one business segment and provides technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. Segmented operating information is not provided to the chief operating decision maker of the Company. The Company focuses on the U.S., Canadian, European and Australian manufactured equipment industry. The Company provides electronic catalog, template-based website and transaction services, enabling partners in a service and distribution network to electronically look up parts, service bulletins and other technical reference information, and to exchange electronic business documents such as purchase orders, invoices, warranty claims and status inquiries. The Company’s customers are located primarily in the United States, Europe, Canada and Australia. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred. Transaction gains and losses were insignificant in each of the periods reported.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains its cash and cash equivalent deposits in various financial institutions. The amounts held by the institutions will on regular occasions exceed federally insured amounts. The Company believes the credit risk associated with deposits in excess of insured amounts to be minimal based on the credit ratings of the institutions.

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due on normal trade terms requiring payment within 30 days from the invoice date. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all receivable balances that exceed 45 — 65 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for potential credit losses is reflected as an offset to trade receivables in the accompanying balance sheets.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential include customizing complex features and functionality in the products’ base software code or developing complex interfaces within a customer’s environment. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue on arrangements with customers who are not the ultimate users (resellers) is deferred if there is any uncertainty on the ability and intent of the reseller to sell such software independent of their payment to the Company.

Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, and accruals for anticipated losses on projects, sales tax liabilities, and various contract arrangements to be significant estimates that are subject to change in the near term.

Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

Years

Computer equipment	3-5
Leasehold improvements	7
Furniture and equipment	3-5

Capitalized Software Product Costs

Certain software development costs are capitalized when incurred. Capitalization of these costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of software costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. Note 2 further describes certain capitalized software development costs written down to net realizable value in 2001.

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

Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2003 and 2002. The impact on the Company’s results of operations related to an impairment charge for the year ended July 31, 2001, is described in Note 2.

Deferred Financing Costs

Costs incurred to obtain long-term financing are included in other assets and are amortized using the interest method over the term of the related debt.

Capitalized Interest Costs

In 2003, 2002 and 2001, interest costs of $31,000, $63,000 and $180,000, respectively, were capitalized and included in the capitalized software product costs.

Shipping and Handling

Revenue received from shipping and handling fees is reflected in net revenue. Costs incurred for shipping and handling are reported in cost of products and services sold.

Stock-Based Compensation

The Company accounts for its employee stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for

Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, no stock-based compensation is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan based on the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been affected as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period):

	(Dollars in thousands, except per share data)
	Year ended July 31

	2003	2002	2001

Net income (loss), as reported	$(1,348)	$188	$(13,025)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(81)	(734)	(925)

Pro forma net income (loss)	$(1,429)	$(546)	$(13,950)

Net income (loss) per share:
As reported: Basic	$(0.21)	$0.03	$(2.11)
Diluted	$(0.21)	$0.03	$(2.11)
Pro forma: Basic	$(0.22)	$(0.09)	$(2.26)
Diluted	$(0.22)	$(0.09)	$(2.26)

The weighted-average fair value of the options granted in 2003, 2002 and 2001 was $0.26, $0.31 and $1.49, respectively.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 4% to 6%, dividend yield of 0%; expected common stock market price volatility factors ranging from .6 to 1.3 and an expected life of the options of ten years.

Comprehensive Income (Loss)

Net income (loss) for 2003, 2002 and 2001 is the same as comprehensive income (loss) defined pursuant to Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.”

Net Income (Loss) Per Common Share

The numerator for the calculation of basic and diluted earnings per share is net income (loss) in each year. The following table sets forth the computation of basic and diluted weighted-average shares used in the per share calculations:

	2003	2002	2001

Denominator for basic net income (loss) per share — weighted-average shares outstanding	6,499,000	6,215,000	6,175,000
Effect of dilutive options	—	23,000	—

Denominator for diluted net income (loss) per share	6,499,000	6,238,000	6,175,000

Options that could potentially dilute net income (loss) per share in the future that are not included in the computation of diluted net income (loss) per share, as their impact is antidilutive	37,000	—	17,000

During 2003 and 2001, options and warrants were antidilutive due to the net losses incurred in those years.

Reclassifications

Certain 2001 amounts were reclassified to conform to the 2002 and 2003 presentation.

Accounting Pronouncements

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” has been applied prospectively for transfers of financial assets occurring after April 1, 2001. SFAS No. 140 replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company recognizes the transactions discussed in Note 4 as secured borrowings.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations,” for a disposal of a segment of business. SFAS No. 144 has been applied prospectively since August 1, 2002.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections”. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale-leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses the accounting and reporting for one-time employee termination benefits, certain contract termination costs and other costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting and records compensation expense for all stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial statements. The amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. Since the Company has not elected to change to the fair value based method of accounting, the transition provisions of SFAS No. 148 have no impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires companies with variable interests in variable interest entities to evaluate whether they must consolidate these entities subject to the provisions included in FIN 46. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company has no variable interest in entities that would be impacted by this pronouncement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this statement, but does not expect there to be a significant impact on the financial position of the Company.

2. Restructuring and Other Charges

In July 2001, the Board of Directors authorized management to restructure the Company and discontinue certain non-catalog software products and related services. Revenue generated from noncatalog product lines was approximately $5.3 million in 2001. The Company discontinued or transitioned certain of these product lines to other service providers during fiscal 2002. The Company may sell certain discontinued product lines in the future. The Company’s actions resulted in a work force reduction of approximately 15%, mainly consisting of software development and support personnel. The Company communicated all severance benefits to the 18 affected employees before July 31, 2001.

Additionally, an impairment charge of $7,333,000 was recorded in July 2001 related to long-lived assets for the non-catalog product lines. The Company estimated undiscounted cash flows expected over the remaining amortization period of the long-lived assets. Immediately before recording the impairment charge, the carrying value of goodwill and capitalized software development costs related to discontinued product lines was $1,203,000 and $6,130,000, respectively. The discontinued product lines were expected to generate minimal or negative cash flows (including any estimated sales proceeds) through their expected date of discontinuance, and, accordingly, the Company recorded an impairment charge to write off the carrying value of the assets.

The restructuring and impairment charges were determined based upon formal plans approved by the Company’s Board of Directors in July 2001. No significant additional restructuring charges were recognized in fiscal 2002 and fiscal 2003.

Restructuring and other charges recorded in the statement of operations during the fourth quarter of fiscal 2001 are as follows (in thousands):

Employee termination costs	$130
Noncancellable operating agreements	303
Asset impairment charges	7,333

$7,766

At July 31, 2001, no payments had been made for any of the restructuring costs. During 2003 and 2002, payments of $0 and $130,000, respectively, were made for the restructuring costs.

At July 31, 2003, other accrued liabilities and other long-term liabilities include accrued restructuring costs of $137,000 and $166,000, respectively. At July 31, 2002, these amounts were $69,000 and $234,000, respectively.

3. Line of Credit and Note Payable to Shareholder

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

The term loan was payable in equal monthly installments over three years commencing November 1, 1999, and bore interest at prime plus 4%. The line of credit expired on December 31, 2001 and the term loan was paid in full on September 27, 2002.

In connection with the amendment in September 1999, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock at $4 per share. These warrants were exercisable at any time through September 2006 and were initially valued at $105,000 for financial statement purposes. The value allocated to the warrants, which reduced the carrying value of the debt, was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, expected common stock market price volatility factor of .72 and an expected life of the warrants of six years. The debt discount was amortized straight-line over the three-year term of the debt. On August 7, 2003, the warrants were repurchased by the Company in a Securities Purchase Agreement. See Note 13 Subsequent Events.

4. Notes Payable

Notes payable consist of the following at July 31 (in thousands):

	2003	2002

Term loan	$—	$78
Notes Payable	3,900	4,000
Less debt discount	(33)	(588)
Plus carrying value in excess of the face amount of the notes payable	302	—

	4,169	3,490
Less current maturities	400	3,490

	$3,769	$—

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

In September 2002, RGC transferred the Debenture and the Warrants to ARI Network Services Partners (which is not in any way affiliated with the Company), Dolphin Offshore Partners, LP and SDS Merchant Fund, LP. (the “Transferees”). See Note 11 for discussion of litigation regarding these Debentures.

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

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the exchange of the Debenture plus accrued interest and the Warrants for $500,000 in cash, the New Notes and the New Warrants was accounted for as a troubled debt restructuring and no gain was recorded. Instead, the liability in excess of the future cash flows to the New Holders of approximately $302,000 remains on the balance sheet as a long term debt and is being amortized as a reduction of interest expense over the life of the New Notes.

Maturities on notes payable are as follows:

Year Ending July 31

2004	$400,000
2005	800,000
2006	1,000,000
2007	1,200,000
2008	500,000

TOTAL	$3,900,000

On September 28, 1999, the Company commenced funding under a three-year Receivable Sale Agreement (the RFC Agreement) with RFC Capital Corporation (RFC) pursuant to which RFC has agreed to loan amounts to the Company based on a security interest in certain receivables generated by the Company in the ordinary course of the Company’s business. The RFC Agreement allows for RFC to loan up to $3,000,000 of the Company’s eligible receivables. Under the Agreement, RFC loans 90% of the eligible receivables from the Company from time to time upon presentation thereof for a value equal to approximately the net value of such receivables. Net value is designed to yield RFC an effective rate of 11.5% plus allow RFC to retain a holdback of 5% of the face amount of the receivables, net of collections, against future collection risk. To comply with SFAS No. 140, the Company recognizes these transactions as secured borrowings. The RFC Agreement has been extended through November 28, 2003.

At July 31, 2003 and 2002, secured borrowings of $346,000 and $360,000, respectively, were included in receivable financing. For the years ended July 31, 2003, 2002 and 2001, the Company incurred $68,000, $55,000 and $98,000, respectively, of financing expense relating to this agreement.

Under the RFC Agreement, the Company performs certain servicing, administrative and collection functions with respect to the secured receivables. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company’s U.S. receivables not sold to RFC and the Company’s customer base, excluding non-U.S. customers, relating to the generation of such accounts receivable.

5. Capital and Operating Leases

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2009. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes. Total rental expense for the operating leases was $655,000 in 2003, $756,000 in 2002 and $787,000 in 2001.

Rent expense for the Company’s corporate office is recognized on a straight-line basis over the lease term, which differs from the pattern of payments required by the lease. Other long-term liabilities at July 31, 2003 and 2002 include $98,000 and $125,000, respectively, of deferred rent.

The Company has several capital lease agreements in place related to computer and office equipment.

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

Fiscal year ending	Capital Leases	Operating Leases

2004	$24	$636
2005	13	519
2006	3	399
2007	—	311
2008	—	6
Thereafter	—	1

Total minimum lease payments	40	$1,872

Amounts representing interest	4

Present value of minimum capital lease payments	36
Less amounts payable in one year	20

	$16

6. Shareholders’ Equity

Preferred Stock

At July 31, 2003, the Company had 20,350 shares of Series A Preferred Stock outstanding. The shares are entitled to cumulative annual dividends equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors. The Company may redeem outstanding shares at any time at the redemption price of $100 per share plus accrued and unpaid dividends.

In the event of liquidation or dissolution of the Company, the holders of shares of Series A Preferred Stock shall be entitled to receive $100 per share plus accrued and unpaid dividends before any distribution is made to the holders of common stock. Accumulated dividends in arrears at July 31, 2003, were $1,457,000.

On August 7, 2003, the Preferred Stock was repurchased by the Company in a Securities Purchase Agreement. See Note 13 Subsequent Events.

7. Stock Plans

Employee Stock Purchase Plans

The Company’s 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued.

The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 59,646 of the shares have been issued as of July 31, 2003. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions.

1991 Stock Option Plan

The Company’s 1991 Stock Option Plan was terminated August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or (b) nonqualified stock options.

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

Each option granted under the 1991 Plan is exercisable for a period of ten years from the date of grant (five years in the case of a holder of more than 10% of the voting stock of the Company) or such shorter period as determined by the Stock Option Committee and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company.

At its discretion, the Stock Option Committee may require a participant to be employed by the Company for a designated number of years prior to exercising any options. The Committee may also require a participant to meet certain performance criteria, or that the Company meet certain targets or goals, prior to exercising any options.

Changes in option shares under the 1991 Plan are as follows:

	2003		2002		2001

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at the beginning of the year	471,088	$6.83	544,431	$6.67	513,220	$7.20
Granted	—	—	—	—	106,000	2.33
Exercised	—	—	—	—	—	—
Forfeited	(36,412)	4.76	(73,343)	5.58	(74,789)	4.33

Outstanding at the end of the year	434,676	$7.01	471,088	$6.83	544,431	$6.67

Exercisable	415,426	$5.84	394,870	$5.70	368,849	$5.63

Available for grant	—		—		40,999

The weighted-average contractual life of options outstanding at July 31, 2003, was 5.45 years. The range of exercise prices for options outstanding at July 31, 2003, was $2.00 to $15.48.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (2000 Plan) has 1,450,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualifed stock options.

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

Changes in option shares under the 2000 Plan are as follows:

	2003		2002		2001

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at the beginning of the year	412,475	$0.91	301,125	$1.23	—	$—
Granted	275,876	0.26	144,100	0.32	320,400	1.24
Forfeited	(87,325)	0.97	(32,750)	1.31	(19,275)	1.34

Outstanding at the end of the year	601,026	$0.60	412,475	$0.91	301,125	$1.23

Exercisable	284,650	$0.94	202,150	$1.08	63,781	$1.35

Available for grant	848,974		37,525		148,875

The weighted-average contractual life of options outstanding at July 31, 2003, was 8.32 years. The range of exercise prices for options outstanding at July 31, 2003, was $0.17 to $1.75.

1993 Director Stock Option Plan

The Company’s 1993 Director Stock Option Plan has expired and is terminated except for outstanding options. The Company’s 1993 Director Stock Option Plan (Director Plan) has 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan are granted at the fair market value of the stock on the grant date.

Each option granted under the Director Plan is exercisable one year after the date of grant and cannot expire later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

	2003		2002		2001

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at the beginning of the year	79,259	$4.78	113,640	$5.20	119,586	$5.69
Granted	—	—	—	—	13,379	2.01
Exercised	—	—	—	—	—	—
Forfeited	(10,000)	2.00	(34,381)	6.18	(19,325)	6.04

Outstanding at the end of the year	69,259	$5.18	79,259	$4.78	113,640	$5.20

Exercisable	69,259	$5.18	79,259	$4.78	101,201	$5.60

Available for grant	—		59,232		24,851

The weighted-average contractual life of options outstanding at July 31, 2003, was 4.5 years. The range of exercise prices for options outstanding at July 31, 2003, was $1.78 to $17.00.

During 2001, 6,000 of the stock options granted were to a nonemployee in exchange for services. No performance commitment existed at the date of grant for the nonemployee options granted. At each reporting period, the Company records compensation expense for the fair value of the options as calculated using the Black-Scholes method. Compensation expense was recorded over the period of the service agreement.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of July 31 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$25,240	$28,290
Deferred revenue	2,060	1,800
Goodwill	840	920
Other	580	480

Total deferred tax assets	28,720	31,490
Valuation allowance for deferred tax assets	(27,750)	(30,600)

Net deferred tax asset	970	890
Deferred tax liabilities:
Software product costs	(860)	(800)
Other	(110)	(90)

Net deferred taxes	$—	$—

As of July 31, 2003, the Company has unused net operating loss carryforwards for federal income tax purposes of $64,716,000 expiring in 2004 through 2023.

In addition, the Company has unused net operating loss carryforwards for federal income tax purposes of $2,038,000 expiring between 2012 and 2014, of which not more than $116,000 annually can be utilized to offset taxable income. Use of the net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate to income (loss) before income taxes is as follows (in thousands):

	2003	2002	2001

Computed income taxes at 34%	$(458)	$64	$(4,429)
Permanent items	35	222	451
Change in valuation allowance and other	423	(286)	3,978

Income tax expense	$—	$—	$—

During 2003 and 2002, $9,111,000 and $6,132,000, respectively, of net operating loss carryforwards expired. These net operating loss carryforwards have been included in the valuation allowance.

9. Employee Benefit Plan

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 15%, up to a maximum of $11,000 in calendar 2003 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During 2003 and 2002, the Company issued 111,886 and 105,959 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan. The Company did not make any contribution to the 401(k) Plan in 2001. The amount charged to expense for the 401(k) contributions during 2003 and 2002 were approximately $39,000 and $38,000, respectively.

10. Revenues by Geographic Area

Revenues (in thousands) by geographic region of customers were approximately as follows:

	2003	2002	2001

Geographic Area:
United States & Canada	$11,214	$12,530	$14,446
Other	1,403	1,333	1,331

Total Revenue	$12,617	$13,863	$15,777

11. Litigation

As discussed in Note 4, the Company had a convertible subordinated debenture that was purchased by RGC in April 2000. On August 28, 2002, RGC orally offered to enter into an eight month buy back agreement with the Company under which ARI would buy back the Debenture and related securities for, during which time RGC would not exercise any claimed acceleration rights under the Debenture, an immediate payment of $500,000 by the Company and an additional $1 million at any time during the next eight month period. On September 13, 2002, the Company accepted RGC’s offer.

On November 1, 2002, the Company received a letter from RGC’s legal counsel stating that no such agreement existed and that RGC had sold its interest in the Debenture and assigned its rights and obligations on or around September 27, 2002 to the Transferees.

The Company filed a lawsuit on November 8, 2002 in the State of Wisconsin (the Wisconsin Action) against RGC and three Transferees of the Debenture to enforce the terms of a buy-back agreement between the Company and RGC. On January 2, 2003, RGC commenced an action in the State of Delaware seeking a declaration of its rights under the Securities Purchase Agreement dated as of April 25, 2000 between the Company and RGC (the Delaware Action). The Delaware Action seeks performance and injunctive relief enjoining the Company from maintaining and prosecuting an action pursuant to the Wisconsin Action. In addition, RGC seeks damages in an unspecified amount for alleged breach of contract and breach of the duty of good faith and fair dealing. On August 25, 2003, the Milwaukee County Circuit Court dismissed the Wisconsin Action without prejudice to the

Company’s ability to pursue claims in the Delaware Action. On August 22, 2003, the Company asserted counterclaims against RGC. On August 29, 2003, RGC moved for summary judgment dismissing the counterclaims and for a summary judgment on other actions. The Company intends to vigorously contest the claims by RGC and pursue its counterclaims against RGC in the Delaware Action. The pending litigation may significantly affect the Company’s results of operations in fiscal 2004.

12. Liquidity and Management’s Plan

During fiscal 2003, the Company incurred a substantial net loss. In addition, as of July 31, 2003, the Company had a significant working capital deficit, and a negative shareholders’ equity. However, the Company generated significant cash flow from operating activities in fiscal 2003. In fiscal 2003, the Company restructured its debt as discussed in Note 4. The restructured debt calls for principal payments that extend over a five year period, thereby reducing the overall cash flow impact on fiscal 2004 from that required prior to the restructuring.

A large component of the working capital deficit is deferred revenue which relates primarily to prepaid software license fees that will be earned in fiscal 2004. Management has determined that the incremental cash requirements to earn these deferred revenues beyond that required to operate its business in the normal course are not significant because: (i) software development costs associated with the products to which the licenses relate have already been incurred; (ii) data conversion costs associated with updates under the subscription services are incurred in the normal course of business on a scheduled basis; and (iii) the cost of maintaining the software (as opposed to enhancing it) to a level sufficient to earn the deferred revenue are not material.

Management believes the cash flows from the Company’s operations in fiscal 2004 will fund its operations, even if there is not significant revenue growth during the year. Accordingly, the financial statements have been prepared on the basis of a going concern, which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

13. Subsequent Events

On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 Promissory Note which is payable quarterly over the next four years at the Prime Interest Rate plus 2%.

On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders. Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned. These Rights trade in tandem with the common stock until and unless they are triggered. Should a person or group acquire more than 10% of ARI’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the rest of the shareholders the ability to purchase additional stock of ARI at a substantial discount. The rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.

Schedule II

ARI Network Services, Inc.

Valuation and Qualifying Accounts
Years ended July 31, 2003, 2002, and 2001
(Dollars in Thousands)

		Additions
	Balance at	(Reductions)
	Beginning	Charged to			Balance at
Description	of Year	Expense (Income)	Deductions		End of Year

Allowance for doubtful accounts - trade receivables:
2003	$140	$(26)	$26	(A)	$88

2002	$757	$(131)	$486	(A)	$140

2001	$697	$532	$472	(A)	$757

Project Accrual:
2003	$48	$(9)	$0		$39

2002	$150	$(102)	$0		$48

2001	$0	$150	$0		$150

Disaster Recovery Accrual:
2003	$371	$92	$(29	) (B)	$434

2002	$303	$68	$0	(B)	$371

2001	$0	$303	$0	(B)	$303

(A)	Uncollectible accounts written off, net of recoveries.

(B)	Payments made, included in outstanding checks.