Form 10QSB
period 2003-10-31
ARI NETWORK SERVICES INC /WI
filed 2003-12-15
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

OR

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-19608

ARI Network Services, Inc.

(Exact name of small business issuer as specified in its charter.)

WISCONSIN	39- 1388360

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11425 W. Lake Park Drive, Milwaukee, Wisconsin 53224

(Address of principal executive office)

Issuer’s telephone number (414) 973-4300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of The Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES (✓) NO (  )

Transitional Small Business Disclosure Format (check one).

YES (  )  NO (✓)

As of December 10, 2002 there were 5,768,444 shares of the registrant’s shares outstanding.

ARI Network Services, Inc.

FORM 10-QSB

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003

INDEX

Page

PART I - FINANCIAL INFORMATION
Item 1 Financial statements
Condensed balance sheets – October 31, 2003 and July 31, 2003	3-4
Condensed statements of operations for the three months ended October 31, 2003 and 2002	5
Condensed statements of cash flows for the three months ended October 31, 2003 and 2002	6
Notes to unaudited condensed financial statements	7-8
Item 2 Management’s discussion and analysis of financial condition and results of operations	9-17
Item 3 Controls and procedures	17
PART II - OTHER INFORMATION
Item 1 Legal proceedings	18
Item 2 Changes in securities	18-19
Item 6 Exhibits and reports on Form 8-K	19
Signatures	20

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
ASSETS	2003	2003

Current assets:
Cash	$1,774	$2,120
Trade receivables, less allowance for doubtful accounts of $84 at October 31, 2003 and $98 at July 31, 2003	964	1,088
Prepaid expenses and other	95	115

Total current assets	2,833	3,323
Equipment and leasehold improvements:
Computer equipment	4,475	4,475
Leasehold improvements	73	73
Furniture and equipment	1,389	1,372

	5,937	5,920
Less accumulated depreciation and amortization	5,509	5,474

Net equipment and leasehold improvements	428	446
Other assets	20	0
Capitalized software product costs	9,808	9,602
Less accumulated amortization	8,164	7,721

Net capitalized software product costs	1,644	1,881

Total Assets	$4,925	$5,650

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	2003	2003

Current liabilities:
Current portion of notes payable	$800	$400
RFC financed receivables facility	94	346
Accounts payable	336	401
Deferred revenue	4,842	5,280
Accrued payroll and related liabilities	1,108	1,088
Other accrued liabilities	689	601
Current portion of capital lease obligations	17	20

Total current liabilities	7,886	8,136
Long term liabilities:
Notes payable (net of discount)	4,154	3,769
Other long term liabilities	555	559
Capital lease obligations	12	16

Total long term liabilities	4,721	4,344
Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 and 20,350 shares issued and outstanding at October 31, 2003 and July 31, 2003, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 5,768,444 and 6,645,191 shares issued and outstanding at October 31, 2003 and July 31, 2002, respectively	5	6
Common stock warrants and options	36	141
Additional paid-in-capital	93,477	94,295
Accumulated deficit	(101,200)	(101,272)

Total shareholders’ equity (deficit)	(7,682)	(6,830)

Total Liabilities and Shareholders’ Equity (Deficit)	$4,925	$5,650

See notes to unaudited condensed financial statements.

Note: The balance sheet at July 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	October 31
	2003	2002

Net revenues:
Subscriptions, support and other services fees	$2,289	$1,991
Software licenses and renewals	589	557
Professional services	407	507

	3,285	3,055
Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	155	189
Software licenses and renewals *	462	425
Professional services	191	150

	808	764
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	35	59
Customer operations and support	283	310
Selling, general and administrative	1,758	1,514
Software development and technical support	341	475

Operating expenses before amounts capitalized	3,225	3,122
Less capitalized portion	(64)	(160)

Net operating expenses	3,161	2,962

Operating income	124	93
Other expense:
Interest expense	(81)	(335)
Other, net	29	(3)

Total other expense	(52)	(338)

Net income (loss)	$72	$(245)

Average common shares outstanding:
Basic	5,796	6,329
Diluted	5,921	6,329
Net income (loss) per share:
Basic	$0.01	$(0.04)

Diluted	$0.01	$(0.04)

See notes to unaudited condensed financial statements.

*	Includes amortization of software products of $443 and $419 and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	October 31
	2003	2002

Operating activities
Net income (loss)	$72	$(245)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of software products	443	419
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(15)	237
Depreciation and other amortization	35	59
Stock issued as contribution to 401(k) plan	37	—
Net change in receivables, prepaid expenses and other current assets	149	133
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(653)	(370)

Net cash provided by operating activities	68	233
Investing activities
Purchase of equipment and leasehold improvements	(17)	(3)
Purchase of assets related to acquisitions	(108)	—
Software product costs capitalized	(64)	(160)

Net cash used in investing activities	(189)	(163)
Financing activities
Payments under notes payable	(200)	(80)
Payments of capital lease obligations	(7)	(47)
Debt issuance costs incurred	(20)	—
Proceeds from issuance of common stock	2	—

Net cash used in financing activities	(225)	(127)

Net decrease in cash	(346)	(57)
Cash at beginning of period	2,120	879

Cash at end of period	$1,774	$822

Cash paid for interest	$22	$29

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$37	$—
Exchange of equity to debt	1,000	—

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
(Unaudited)
October 31, 2003

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2003.

2.     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income(loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of the Company’s outstanding stock options that are in the money were exercised (calculated using the treasury stock method). The effect of dilutive stock options on net loss per common share is antidilutive and therefore 0. The following table is a reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted net income(loss) per common share for (in thousands) the periods indicated.

	Three months ended
	October 31
	2003	2002

Weighted average common shares outstanding	5,796	6,329
Dilutive effect of stock options	125	—

Diluted weighted average common shares outstanding	5,921	6,329

3.     STOCK-BASED COMPENSATION

The Company has stock-based compensation plans. SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” requires companies with stock-based compensation plans to disclose the pro forma effect of stock-based compensation on earnings and earnings per share. The following table sets forth the effect on earnings and earnings per share (in thousands, except per share data) of stock-based compensation had the cost been determined based upon the fair value at the grant date for awards under the plan using the Black-Scholes valuation method.

	Three months ended
	October 31
	2003	2002

Net income (loss), as reported	$72	$(245)
Stock-based compensation using the fair value method	(20)	(19)

Pro forma net income (loss)	$52	$(264)
Net income (loss) per share
Basic - as reported	$0.01	$(0.04)
Basic - pro forma	$0.01	$(0.04)
Diluted - as reported	$0.01	$(0.04)
Diluted - pro forma	$0.01	$(0.04)

4.     NOTES PAYABLE

On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable quarterly through September 30, 2007, at the prime interest rate plus 2%.

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

On April 24, 2003, the Company restructured the foregoing instruments. In exchange for the Debenture and the Warrants, the Company issued to a group of investors affiliated with the Transferees (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). In addition, the Transferees assigned to the Company all their rights and claims against RGC. The interest rate on the New Notes is the prime interest rate plus 2%. The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The original Warrants and Investment Options were estimated using a Black Scholes valuation model to have a value of $2,354,000, and the New Warrants are estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the exchange of the Debenture plus accrued interest and the Warrants for $500,000 in cash, the New Notes and the New Warrants was accounted for as a troubled debt restructuring and no gain was recorded. Instead the liability in excess of the future cash flows to the New Holders, which was originally approximately $322,000, remains on the balance sheet as a long term debt and is being amortized as a reduction of interest expense over the life of the New Notes.

5.     SHAREHOLDER RIGHTS PLAN

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the quarter ended October 31, 2003 increased $231,000 or 8% compared to the same period last year, primarily due to an increase in recurring revenues from the Company’s catalog products in the Equipment Industry. Earnings increased from a net loss of $245,000, or $0.04 per share for the quarter ended October 31, 2002 to net income of $72,000 or $0.01 per share for the quarter ended October 31, 2003. Management believes that the Company will have modest revenue growth and continue to be profitable for the remainder of fiscal 2004, although there can be no assurance that this will occur. See “Liquidity and Capital Resources” and “Forward Looking Statements.”

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

Bad Debts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company currently reserves for most amounts due over 90 days, unless there is reasonable assurance of collectibility. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about accrued expenses that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Debt Instruments

The Company valued debt discounts for Common Stock Warrants and Options granted in consideration for Notes Payable using the Black Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.

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

Revenues

The Company is a leading provider of electronic catalog-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. The Company currently provides 74 catalogs of manufactured equipment for 57 manufacturers to approximately 23,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, recreation vehicles, auto and truck parts aftermarket, marine, construction, power sports, floor maintenance and others. Collectively, dealers and distributors have approximately 84,000 catalog subscriptions. The Company supplies three types of software and services: robust Web and CD-ROM interactive electronic parts catalogs, template-based website services and communication or transaction services. The Company’s primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.

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

Catalog, Customer and Subscription Information by Region
(As of October 31, 2003)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
North American	67	49	67,544	117	17,930
Non-North American	68	8	16,100	17	5,232
Included in both Regions	(61)	—	—	—	—
Total	74	57	83,644	134	23,162

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.

As part of its historical business practice, the Company continues to provide electronic directory and transaction services to U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline during fiscal 2004.

Management reviews the Company’s recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.

Revenue by Industry Sector
(In thousands)

	Three months ended
	October 31		Percent
Industry Sector:	2003	2002	Change

Equipment Industry
North American
Recurring	$2,355	$1,938	22%
Non-recurring	366	448	(18%)

Subtotal	2,721	2,386	14%
Non-North American
Recurring	295	273	7%
Non-recurring	68	47	45%

Subtotal	363	320	13%
Total Equipment Industry
Recurring	2,650	2,211	20%
Non-recurring	434	495	(12%)

Subtotal	3,084	2,706	14%
Non-equipment Industry
Recurring	201	349	(42%)
Non-recurring	—	—	—

Subtotal	201	349	(42%)
Total Revenue
Recurring	2,851	2,560	11%
Non-recurring	434	495	(12%)

Grand Total	$3,285	$3,055	8%

Revenue by Product in the Equipment Industry
(In thousands)

	Three months ended
	October 31		Percent
Product:	2003	2002	Change

Equipment Industry
Catalog and related
Recurring	$2,517	$2,114	19%
Non-recurring	428	485	(12%)

Subtotal	2,945	2,599	13%
Communications
Recurring	133	97	37%
Non-recurring	6	10	(40%)

Subtotal	139	107	30%

Total Equipment Industry	$3,084	$2,706	14%

Recurring revenues are derived from catalog subscription fees, catalog data update fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 87% for the three months ended October 31, 2003 compared to 84% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business.

Equipment Industry

The Equipment Industry has been a growing percentage of the Company’s revenue over the past five years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, auto and truck parts after-market, farm equipment, marine, construction, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 86% for the three months ended October 31, 2002 to 94% for the three months ended October 31, 2003.

North American

Recurring revenues in the North American Equipment Industry increased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to an increase in the base revenue of subscription renewals from the Company’s catalog products. Non-recurring revenues in the North American Equipment Industry decreased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to fewer new customer contracts and customization projects because of the decline in the manufacturing sector of the economy.

Non-North American

Recurring revenues in the non-North American Equipment Industry increased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to an increase in the base revenue of catalog customers. Non-recurring revenues in the non-North American Equipment Industry increased slightly for the three month period ended October 31, 2003, compared to the same period last year, primarily due to the timing of customization projects.

Catalog and Related Products

Recurring revenues from the Company’s catalog and related products in the Equipment Industry increased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to an increase in the Company’s base revenue from catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to continue at the same level or higher in both the North American and non-North American Equipment Industry for the remainder of fiscal 2004, as the Company continues to focus attention and resources on its catalog products, but that non-recurring catalog and related revenue growth may be delayed until the economy improves.

Communications Products

Revenues from the Company’s communications products increased for the three months ended October 31, 2003, compared to the same period last year, primarily due to increased network traffic revenues. The Company has focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2004.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes sales of database management and electronic communication services to the agricultural inputs industry. Revenues in this business have decreased for the three months ended October 31, 2003, compared to the same period last year because an industry association introduced a competitive offering to our database management services. As a result, many of the agricultural inputs industry participants did not renew their contracts for database management services, which were approximately $500,000 on an annual basis and expire each December. The Company continues to provide electronic communication services to the agricultural inputs industry, but management expects these revenues to continue to decline for the remainder of fiscal 2004.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended
	October 31		Percent
	2003	2002	Change

Subscriptions, support and other services fees
Revenue	$2,289	$1,991	15%
Cost of revenue	155	189	(18%)
Cost of revenue as a percent of revenue	7%	10%
Software licenses and renewals
Revenue	589	557	6%
Cost of revenue	462	425	9%
Cost of revenue as a percent of revenue	78%	76%
Professional services
Revenue	407	507	(20%)
Cost of revenue	191	150	27%
Cost of revenue as a percent of revenue	47%	30%
Total
Revenue	$3,285	$3,055	8%
Cost of revenue	808	764	6%
Cost of revenue as a percent of revenue	25%	25%

Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs. Cost of subscriptions, support and other services fees as a percentage of revenue decreased for the three month period ended October 31, 2003, compared to the same period last year primarily due to a decrease in telecommunications costs. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue increased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to higher software amortization costs. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals. Management expects software amortization costs to decrease significantly in the fourth quarter, as the software product costs of PartSmart™ acquired in fiscal 1999, becomes fully amortized.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to the reversal of an accrual for contracted project work in excess of the contract amount in fiscal 2002. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.

Operating Expenses
(In thousands)

	Three months ended
	October 31		Percent
	2003	2002	Change

Cost of products and services sold	$808	$764	6%
Customer operations and support	283	310	(9%)
Selling, general and administrative	1,758	1,514	16%
Software development and technical support	341	475	(28%)
Less capitalized portion	(64)	(160)	(60%)
Depreciation and amortization	35	59	(41%)

Net operating expenses	$3,161	$2,962	7%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three month period ended October 31, 2003, compared to the same period last year primarily due to reduced server room and software maintenance costs. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2004.

Selling, general and administrative expenses (“SG&A”) increased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to increased legal fees related to the Company’s lawsuit to enforce the buy-back agreement (which had not yet commenced in the first quarter of last year), the option exchange program and the WITECH equity buy-back agreement. SG&A, as a percentage of revenue, increased slightly from 50% for the three month period ended October 31, 2002 to 54% for the three month period ended October 31, 2003. Management expects SG&A costs to decline for the remainder of fiscal 2004 due to a reduction in legal fees.

The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs decreased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to temporarily open positions. Management expects software development and technical support costs to increase slightly for the remainder of fiscal 2004.

Capitalized software product costs represented 19% of software development and technical support for the three month period ended October 31, 2003, compared to 34% for the same period last year. Capitalized software product costs fluctuate from quarter to quarter depending on the deployment of the Company’s resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support. Management expects that capitalized software product costs will increase for the remainder of fiscal 2004, because of planned product development investments.

Depreciation and amortization expense decreased for the three month period ended October 31, 2003, compared to the same period last year. Management expects depreciation and amortization to continue at relatively the same level for the remainder of fiscal 2004.

Other Items

Earnings increased from a net loss of $245,000 for the three month period ended October 31, 2002, to net income of $72,000 for the three month period ended October 31, 2003. The increase in earnings is primarily due to the increase in revenues. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2004, although there can be no assurance that this will occur.

Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment was approximately $96,000 and $98,000 for the three month periods ended October 31, 2003 and 2002, respectively. In addition, approximately $15,000 of excess debt principal was amortized to offset interest expense for the three month period ended October 31, 2003 and approximately $237,000 of non-cash interest expense was incurred for the three month period ended October 31, 2002 due to amortization of debt discount related to the Debenture and shareholder note.

On November 19, 2003, pursuant to its option exchange, the Company accepted for cancellation old options to purchase 319,186 shares of common stock, representing approximately 29% of the shares of common stock underlying all old options that were eligible for exchange in the offer. Subject to and in, accordance with the terms of the offer, the Company will issue, on the new option grant date (on or about May 20, 2004), new options to purchase 245,936 shares of the Company’s common stock in exchange for the old options cancelled in the offer.

Acquisitions

Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, five acquisitions have been completed, four of which were fully integrated into the Company’s operations prior to fiscal year 2000.

On October 27, 2003, the Company acquired the technology and customer base of VertX Commerce Corporation (“VertX”). ARI has been reselling the VertX software under the brand name WebsiteSmart™. The acquisition did not have a material impact on the Company’s financial statements for the three months ended October 31, 2003. The Company expects to realize modest synergies in both revenues and costs during the remainder of fiscal 2004.

The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.

Cash Flow Information
(In thousands)

	Three months ended
	October 31		Percent
	2003	2002	Change

Net income (loss)	$72	$(245)
Amortization of software products	443	419
Amortization of deferred finance costs and debt discount	(15)	237
Depreciation and other amortization	35	59
Stock issued as contribution to 401(k) plan	37	—

Net cash provided by operating activities before changes in working capital	572	470	22%
Effect of net changes in working capital	(504)	(237)	113%

Net cash provided by operating activities	68	233	(71%)
Net cash used in investing activities	(189)	(163)	16%

Net cash provided by operating and investing activities	$(121)	$70	(273%)

Net cash provided by operating activities decreased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to the increase in components of working capital. Net cash used in investing activities increased for the three month period ended October 31, 2003, compared to the same periods last year, due to the software purchased in the Company’s acquisition, offset in part, by decreased capitalized software product costs. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects the total of cash provided by operating activities and used in investing activities to be positive for the remainder of fiscal 2003, although there can be no assurance that this result will be ultimately achieved.

At October 31, 2003, the Company had cash of approximately $1,774,000 compared to approximately $2,120,000 at July 31, 2003.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.

Debt Schedule
(In thousands)

	October 31	July 31
	2003	2003	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	—	200
Long term portion of note payable	600	—	600

Total note payable to WITECH	800	—	800
Notes payable to Transferees:
Current portion of notes payable	600	400	200
Long term portion of notes payable	3,300	3,500	(200)

Total face value of notes payable to New Holders	3,900	3,900	—
Carrying value in excess of face amount of notes payable	285	302	(17)
Debt discount (common stock warrants and options)	(31)	(33)	2

Total carrying value of notes payable to New Holders	4,154	4,169	(15)
Receivables financing	94	346	(252)

Total debt and receivables financing	$5,048	$4,515	$533

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

In September 2002, RGC transferred the Debenture and the Warrants to ARI Network Services Partners (which is not in any way affiliated with the Company), Dolphin Offshore Partners, LP and SDS Merchant Fund, LP. (the “Transferees”). See “Part II, Item 1- Legal Proceedings” for discussion of litigation regarding these Debentures.

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

As set forth in “Part II, Item 1 - Legal Proceedings,” the Company filed a lawsuit in the State of Wisconsin against RGC to enforce the terms of a buy-back agreement between the Company and RGC. RGC filed an action in the State of Delaware seeking a declaration of its rights under the Securities Purchase Agreement dated as of April 25, 2000 between the Company and RGC. The Wisconsin Action was dismissed without prejudice to the Company’s ability to pursue claims in the Delaware Action. The Company intends to vigorously contest the claims by RGC and pursue its counterclaims against RGC in the Delaware Action. The pending litigation and the purported demand may significantly impact the Company’s results of operations in fiscal 2004.

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

On September 28, 1999, ARI and RFC Capital Corporation (“RFC”) executed a Receivables Sales Agreement (the “Sale Agreement”). The initial three-year Sale Agreement allowed RFC to purchase up to $3.0 million of ARI’s accounts receivable.

Under the Sale Agreement, RFC purchased 90% of eligible receivables. The Sale Agreement expired on November 28, 2003 and was not renewed. Management does not believe this will materially impact its ability to fund operations in fiscal 2004.

Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments through fiscal 2004.

The following table sets forth, for the periods indicated, certain information reconciling earnings before interest, taxes, depreciation and amortization to the Company’s unaudited financial statements.

Earnings before Interest, Taxes, Depreciation and Amortization
(In thousands)

	Three months ended
	October 31		Percent
	2003	2002	Change

Net income (loss)	$74	$(245)
Plus: Interest	81	335
Amortization of software products	443	419
Other depreciation and amortization	35	59

Earnings before interest, taxes, depreciation and amortization	$631	$568	11%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased for the three month period ended October 31, 2003, compared to the same period last year, primarily due to the increase in revenue. Management believes that EBITDA will continue to increase for the remainder of fiscal 2004, although there can be no assurance that this will occur.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discloses EBITDA (earnings before interest and other taxes, depreciation and amortization) and cash from operations and investment before changes in working capital (“earn/burn rate”), each of which may be considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles. In order to fully assess the Company’s financial results, management believes that EBITDA and earn/burn rate are appropriate measures of evaluating operating performance and liquidity. EBITDA is a commonly used measurement of financial performance. In addition, management believes EBITDA is helpful in understanding period-over-period operating results separate and apart from items that may, or could, have a disproportionate impact on the Company’s results of operations in any particular period. The Company believes that cash from operations and investment before changes in working capital items (earn/burn rate) is helpful in determining and measuring the amount of cash generated from the Company’s business, separate and apart from changes caused by changes in working capital items, which, over several periods, tend to offset each other. However, these measures should be considered in addition to, and not as a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

Forward Looking Statements

Certain statements contained in this Form 10-QSB are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company’s annual report on Form 10-K for the year ended July 31, 2003, which is incorporated herein by reference. The forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of October 31, 2003.

There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred since October 31, 2003 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On November 8, 2002, the Company filed a lawsuit in the Milwaukee County Circuit Court, Milwaukee, Wisconsin (the “Wisconsin Lawsuit”), against RGC and the Transferees to enforce the terms of the buy-back agreement. RGC denied that any such agreement existed, and the defendants each moved to dismiss the Wisconsin Lawsuit on the grounds that a Wisconsin court does not have personal jurisdiction over these parties and because they believe that the claims set forth in the Wisconsin Lawsuit should be heard in Delaware pursuant to a forum selection clause contained in the Securities Purchase Agreement dated as of April 25, 2000.

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

On August 25, 2003, the Milwaukee County Circuit Court dismissed the Wisconsin Action without prejudice to the Company’s ability to pursue claims in the Delaware Action. On August 22, 2003, the Company asserted counterclaims against RGC in Delaware, alleging the same direct claims and cross-claims asserted in the Wisconsin lawsuit. On August 29, 2003, RGC moved for summary judgment on its claims and seeking dismissal of the Company’s counterclaims. On September 24, 2003, RGC filed a motion to dismiss the Taglich counterclaims which are also the focus of its motion for summary judgment. Briefing on the motions was completed on October 29, 2003. No decision has been rendered.

The Company intends to vigorously contest the claims by RGC and pursue its counterclaims against RGC in the Delaware Action. The pending litigation may significantly impact the Company’s results of operations in fiscal 2004.

ITEM 2. CHANGES IN SECURITIES

(a)(b)	On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders. Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned. These Rights trade in tandem with the common stock until and unless they are triggered. Should a person or group acquire more than 10% of ARI’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the rest of the shareholders the ability to purchase additional stock of ARI at a substantial discount. The rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.

(c)	As noted above, on August 7, 2003, the Company adopted a shareholder rights plan. Issuance of the rights was not registered under the Securities Act of 1933, as amended, because the issuance involved no sale of securities with the meaning of Section 5 of such Act.

On September 8, 2003, the Company contributed 91,154 shares of common stock pursuant to the Company’s qualified 401(k) plan in a transaction that involved no sale of securities within the meaning of Section 5 of the Securities Act of 1933. No employee contributions are used to purchase Company stock. The plan interests are exempt from registration under the Securities Act pursuant to Section 3(a)(2) thereof.

On October 27, 2003, the Company issued 50,000 shares of common stock as partial consideration for the assets of VertX Commerce Corporation of San Diego, CA. VertX and its two shareholders jointly and severally provided customary representations concerning investment intent. The stock certificate issued in the transaction bears a restrictive legend. The Company’s issuance of stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Section 302 Certification of Chief Executive Officer.

31.2 Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer.

32.2 Section 906 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

On August 8, 2003, ARI filed a Form 8-K (dated August 8, 2003) with respect to Item 5 and Item 7.

On August 18, 2003, ARI filed a Form 8-K (dated August 7, 2003) with respect to Item 5 and Item 7.

On October 9, 2003, ARI furnished a Form 8-K (dated October 9, 2003) with respect to Item 12.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARI Network Services, Inc. (Registrant)

Date: December 15, 2003

/s/ Brian E. Dearing

Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.