Form 10QSB
period 2004-01-31
ARI NETWORK SERVICES INC /WI
filed 2004-03-16
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

YES ✓          NO

Transitional Small Business Disclosure Format (check one).

YES              NO ✓

As of March 10, 2004, there were 5,839,484 shares of the registrant’s shares outstanding.

Letter Agreement
Certification
Certification
Certification
Certification

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31	July 31
	2004	2003

ASSETS
Current assets:
Cash	$2,723	$2,120
Trade receivables, less allowance for doubtful accounts of $109 at January 31, 2004 and $98 at July 31, 2003	654	1,088
Prepaid expenses and other	67	115

Total current assets	3,444	3,323
Equipment and leasehold improvements:
Computer equipment	4,480	4,475
Leasehold improvements	73	73
Furniture and equipment	1,444	1,372

	5,997	5,920
Less accumulated depreciation and amortization	5,546	5,474

Net equipment and leasehold improvements	451	446
Other assets	18	0
Capitalized software product costs	9,931	9,602
Less accumulated amortization	8,609	7,721

Net capitalized software product costs	1,322	1,881

Total Assets	$5,235	$5,650

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31	July 31
	2004	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$1,000	$400
RFC financed receivables facility	—	346
Accounts payable	230	401
Deferred revenue	5,208	5,280
Accrued payroll and related liabilities	1,061	1,088
Other accrued liabilities	780	601
Current portion of capital lease obligations	12	20

Total current liabilities	8,291	8,136
Long term liabilities:
Notes payable (net of discount)	3,888	3,769
Other long term liabilities	553	559
Capital lease obligations	8	16

Total long term liabilities	4,449	4,344
Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 and 20,350 shares issued and outstanding at January 31, 2004 and July 31, 2003, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 5,814,484 and 6,645,191 shares issued and outstanding at January 31, 2004 and July 31, 2003, respectively	5	6
Common stock warrants and options	36	141
Additional paid-in-capital	93,479	94,295
Accumulated deficit	(101,025)	(101,272)

Total shareholders’ equity (deficit)	(7,505)	(6,830)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,235	$5,650

See notes to unaudited condensed financial statements.

Note: The balance sheet at July 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31		January 31

	2004	2003	2004	2003

Net revenues:
Subscriptions, support and other services fees	$2,260	$2,040	$4,549	$4,031
Software licenses and renewals	604	548	1,193	1,105
Professional services	429	505	836	1,012

	3,293	3,093	6,578	6,148
Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	129	112	284	301
Software licenses and renewals *	458	448	920	873
Professional services	149	194	340	344

	736	754	1,544	1,518
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	37	53	72	112
Customer operations and support	291	312	574	622
Selling, general and administrative	1,758	1,688	3,516	3,202
Software development and technical support	362	401	703	876

Operating expenses before amounts capitalized	3,184	3,208	6,409	6,330
Less capitalized portion	(123)	(123)	(187)	(283)

Net operating expenses	3,061	3,085	6,222	6,047

Operating income	232	8	356	101
Other expense:
Interest expense	(64)	(344)	(145)	(679)
Other, net	7	(39)	36	(42)

Total other expense	(57)	(383)	(109)	(721)

Net income (loss)	$175	$(375)	$247	$(620)

Average common shares outstanding:
Basic	5,780	6,437	5,788	6,383
Diluted	6,039	6,437	6,047	6,383
Net income (loss) per share:
Basic	$0.03	$(0.06)	$0.04	$(0.10)

Diluted	$0.03	$(0.06)	$0.04	$(0.10)

See notes to unaudited condensed financial statements.

*	Includes amortization of software products of $445, $445, $888 and $864 and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	January 31

	2004	2003

Operating activities
Net income (loss)	$247	$(620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of software products	888	864
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(29)	510
Depreciation and other amortization	72	112
Stock issued as contribution to 401(k) plan	37	—
Net change in receivables, prepaid expenses and other current assets	487	77
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(445)	(215)

Net cash provided by operating activities	1,257	728
Investing activities
Purchase of equipment and leasehold improvements	(77)	(3)
Purchase of assets related to acquisitions	(108)	—
Software product costs capitalized	(187)	(283)

Net cash used in investing activities	(372)	(286)
Financing activities
Borrowings under notes payable	—	58
Payments under notes payable	(250)	(103)
Payments of capital lease obligations	(16)	(88)
Debt issuance costs incurred	(20)	—
Proceeds from issuance of common stock	4	44

Net cash used in financing activities	(282)	(89)

Net increase in cash	603	353
Cash at beginning of period	2,120	879

Cash at end of period	$2,723	$1,232

Cash paid for interest	$112	$104

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$37	$—
Exchange of equity to debt	1,000	—

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
(Unaudited)
January 31, 2004

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared and reviewed in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2003.

2.	BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income(loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of the Company’s outstanding stock options and warrants that are in the money were exercised (calculated using the treasury stock method). The effect of dilutive stock options and warrants on net loss per common share is antidilutive and therefore not computed. The following table is a reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted net income(loss) per common share (in thousands) for the periods indicated.

	Three months ended		Six months ended
	January 31		January 31

	2004	2003	2004	2003

Weighted average common shares outstanding	5,780	6,437	5,788	6,383
Dilutive effect of stock options and warrants	259	—	259	—

Diluted weighted average common shares outstanding	6,039	6,437	6,047	6,383

3.	STOCK-BASED COMPENSATION

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

	Three months ended		Six months ended
	January 31		January 31

	2003	2002	2004	2003

Net income (loss), as reported	$175	$(375)	$247	$(620)
Stock-based compensation using the fair value method	(20)	(20)	(40)	(38)

Pro forma net income (loss)	$155	$(395)	$207	$(658)
Net income (loss) per share
Basic - as reported	$0.03	$(0.06)	$0.04	$(0.10)
Basic - pro forma	$0.03	$(0.06)	$0.04	$(0.10)
Diluted - as reported	$0.03	$(0.06)	$0.04	$(0.10)
Diluted - pro forma	$0.03	$(0.06)	$0.03	$(0.10)

4.	NOTES PAYABLE

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

On April 24, 2003, the Company restructured the foregoing instruments. In exchange for the Debenture and the Warrants, the Company issued to a group of investors affiliated with the Transferees (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). In addition, the Transferees assigned to the Company all their rights and claims against RGC. The interest rate on the New Notes is the prime interest rate plus 2%. The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The original Warrants and Investment Options were estimated using a Black Scholes valuation model to have a value of $2,354,000, and the New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the quarter ended January 31, 2004 increased $200,000 or 6% compared to the same period last year, primarily due to an increase in recurring revenues from the Company’s catalog products in the Equipment Industry. Earnings increased from a net loss of $375,000, or $0.06 per share for the quarter ended January 31, 2003 to net income of $175,000 or $0.03 per share for the quarter ended January 31, 2004. Management believes that the Company will have modest revenue growth and continue to be profitable for the remainder of fiscal 2004, although there can be no assurance that this will occur. See “Liquidity and Capital Resources” and “Forward Looking Statements.”

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

Revenues

The Company is a leading provider of electronic catalog-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. The Company currently provides 75 catalogs of manufactured equipment for 56 manufacturers to over 23,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, recreation vehicles, auto and truck parts aftermarket, marine, construction, floor maintenance and others. Collectively, dealers and distributors have over 84,000 catalog subscriptions. The Company supplies three types of software and services: robust Web and CD-ROM interactive electronic parts catalogs, template-based website services and communication or transaction services. The Company’s primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.

The following table sets forth certain Catalog, Customer and Subscription information by region derived from the Company’s financial and customer databases. The number of distinct distributors and dealers is estimated because some subscriptions are distributed by third parties (including manufacturers), which may or may not inform ARI of the distributors and/or dealers to which the subscriptions are distributed. Because the estimating methodology is still being refined, comparisons to prior quarters may or may not be indicative of business trends.

Catalog, Customer and Subscription Information by Region
(As of January 31, 2004)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)

North American	68	48	68,182	117	18,386
Non-North American	70	8	16,233	17	5,337
Included in both Regions	(63)	—	—	—	—

Total	75	56	84,415	134	23,723

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more one catalog. More than one brand or distinct product line may be included in a catalog.
“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.
“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.
“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.
“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.

As part of its historical business practice, the Company continues to provide electronic directory and transaction services to the U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, the percentage of revenues coming from the non-equipment industry is expected to continue to decline during fiscal 2004.

Management reviews the Company’s recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.

Revenue by Industry Sector
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
Industry Sector:	2004	2003	Change	2004	2003	Change

Equipment Industry
North American
Recurring	$2,428	$2,147	13%	$4,783	$4,085	17%
Non-recurring	369	365	1%	735	813	(10%)

Subtotal	2,797	2,512	11%	5,518	4,898	13%
Non-North American
Recurring	289	211	37%	584	484	21%
Non-recurring	66	104	(37%)	134	151	(11%)

Subtotal	355	315	13%	718	635	13%
Total Equipment Industry
Recurring	2,717	2,358	15%	5,367	4,569	17%
Non-recurring	435	469	(7%)	869	964	(10%)

Subtotal	3,152	2,827	11%	6,236	5,533	13%
Non-equipment Industry
Recurring	141	230	(39%)	342	579	(41%)
Non-recurring	—	36	(100%)	—	36	(100%)

Subtotal	141	266	(47%)	342	615	(44%)
Total Revenue
Recurring	2,858	2,588	10%	5,709	5,148	11%
Non-recurring	435	505	(14%)	869	1,000	(13%)

Grand Total	$3,293	$3,093	6%	$6,578	$6,148	7%

Revenue by Product in the Equipment Industry
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
Product:	2004	2003	Change	2004	2003	Change

Equipment Industry
Catalog and related
Recurring	$2,603	$2,230	17%	$5,120	$4,344	18%
Non-recurring	434	467	(7%)	862	952	(9%)

Subtotal	3,037	2,697	13%	5,982	5,296	13%
Communications
Recurring	114	128	(11%)	247	225	10%
Non-recurring	1	2	(50%)	7	12	(42%)

Subtotal	115	130	(12%)	254	237	7%

Total Equipment Industry	$3,152	$2,827	11%	$6,236	$5,533	13%

Recurring revenues are derived from catalog subscription fees, catalog data update fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 87% for the six months ended January 31, 2004 compared to 84% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the size and timing of new business.

Equipment Industry

The Equipment Industry has been a growing percentage of the Company’s revenue over the past five years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, auto and truck parts after-market, farm equipment, marine, construction, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 90% for the six months ended January 31, 2003 to 95% for the six months ended January 31, 2004.

North American

Recurring revenues in the North American Equipment Industry increased for the three and six month periods ended January 31, 2004, compared to the same periods last year, primarily due to an increase in the base revenue of subscription renewals from the Company’s catalog products. Non-recurring revenues in the North American Equipment Industry remained relatively the same for the three month period ended January 31, 2004, compared to the same period last year. Non-recurring revenues in the North American Equipment Industry decreased for the six month period ended January 31, 2004, compared to the same period last year, primarily due to fewer new customer contracts and customization projects because of the decline in the manufacturing sector of the economy.

Non-North American

Recurring revenues in the non-North American Equipment Industry increased for the three and six month periods ended January 31, 2004, compared to the same periods last year, primarily due to an increase in USD revenue because of the euro exchange rate. Non-recurring revenues in the non-North American Equipment Industry decreased for the three and six month periods ended January 31, 2004, compared to the same periods last year, primarily due to less customization projects.

Catalog and Related Products

Recurring revenues from the Company’s catalog and related products in the Equipment Industry increased for the three and six month periods ended January 31, 2004, compared to the same periods last year, primarily due to an increase in the Company’s base revenue from catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to continue at the same level or higher in both the North American and non-North American Equipment Industry for the remainder of fiscal 2004, as the Company continues to focus attention and resources on its catalog products, but non-recurring catalog and related revenue growth may be delayed until the economy improves.

Communications Products

Revenues from the Company’s communications products decreased for the three month period ended January 31, 2004 and increased for the six month period ended, compared to the same periods last year, primarily due to fluctuations in network traffic revenues. The Company has focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2004.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes sales of database management and electronic communication services to the agricultural inputs industry. Revenues in this business have decreased for the three and six month periods ended January 31, 2004, compared to the same periods last year because an industry association introduced a competitive offering to our database management services. As a result, many of the agricultural inputs industry participants did not renew their contracts for database management services, which were approximately $500,000 on an annual basis and expire each December. The Company continues to provide electronic communication services to the agricultural inputs industry, but management expects these revenues, as a percentage of total revenues, to continue to decline for the remainder of fiscal 2004.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2004	2003	Change	2004	2003	Change

Subscriptions, support and other services fees
Revenue	$2,260	$2,040	11%	$4,549	$4,031	13%
Cost of revenue	129	112	15%	284	301	(6%)
Cost of revenue as a percent of revenue	6%	5%		6%	7%
Software licenses and renewals
Revenue	604	548	10%	1,193	1,105	8%
Cost of revenue	458	448	2%	920	873	5%
Cost of revenue as a percent of revenue	76%	82%		77%	79%
Professional services
Revenue	429	505	(15%)	836	1,012	(17%)
Cost of revenue	149	194	(23%)	340	344	(1%)
Cost of revenue as a percent of revenue	35%	38%		41%	34%
Total
Revenue	$3,293	$3,093	6%	$6,578	$6,148	7%
Cost of revenue	736	754	(2%)	1,544	1,518	2%
Cost of revenue as a percent of revenue	22%	24%		23%	25%

Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs. Cost of subscriptions, support and other services fees as a percentage of revenue increased slightly for the three month period ended January 31, 2004, compared to the same period last year primarily due to increased distribution costs related to shipping updated catalog subscriptions. Cost of subscriptions, support and other services fees as a percentage of revenue decreased slightly for the six month period ended January 31, 2004, compared to the same period last year primarily due to decreased telecommunications costs and distribution costs related to shipping updated catalog subscriptions in the first three months of the fiscal year. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to vary slightly from quarter to quarter, depending on the timing of catalog update shipments.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue decreased for the three and six month periods ended January 31, 2004, compared to the same periods last year, primarily due to higher revenues from software licenses and renewals while software amortization costs remained relatively the same. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals. Management expects software amortization costs to decrease significantly in the fourth quarter, as the software product cost of PartSmart™ acquired in fiscal 1999, becomes fully amortized.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased slightly for the three month period ended January 31, 2004, compared to the same period last year, but increased for the six month period ended January 31, 2004, compared to the same period last year, primarily due to the reversal of an accrual for contracted project work in excess of the contract amount in the first quarter of fiscal 2003. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.

Operating Expenses
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2004	2003	Change	2004	2003	Change

Cost of products and services sold	$736	$754	(2%)	$1,544	$1,518	2%
Customer operations and support	291	312	(7%)	574	622	(8%)
Selling, general and administrative	1,758	1,688	4%	3,516	3,202	10%
Software development and technical support	362	401	(10%)	703	876	(20%)
Less capitalized portion	(123)	(123)	—	(187)	(283)	(44%)
Depreciation and amortization	37	53	(30%)	72	112	(36%)

Net operating expenses	$3,061	$3,085	(1%)	$6,222	$6,047	3%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three and six month periods ended January 31, 2004, compared to the same periods last year primarily due to reduced server room and software maintenance costs. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2004.

Selling, general and administrative expenses (“SG&A”) increased for the three month period ended January 31, 2004, compared to the same period last year, primarily due to increased payroll expense, market research and utilities costs. SG&A increased for the six month period ended January 31, 2004, compared to the same period last year, primarily due to increased legal fees in the first quarter of fiscal 2004 related to the Company’s lawsuit to enforce the buy-back agreement (which had not yet commenced in the first quarter of last year), the option exchange program and the WITECH equity buy-back agreement. SG&A, as a percentage of revenue, increased slightly from 52% for the six month period ended January 31, 2003 to 53% for the six month period ended January 31, 2004. Management expects SG&A costs as a percentage of revenue to decline for the remainder of fiscal 2004 due to a reduction in legal fees.

The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs decreased for the three and six month periods ended January 31, 2004, compared to the same periods last year, primarily due to temporarily open positions. Management expects software development and technical support costs to increase slightly for the remainder of fiscal 2004.

Capitalized software product costs represented 27% of software development and technical support for the six month period ended January 31, 2004, compared to 32% for the same period last year. Capitalized software product costs fluctuate from quarter to quarter depending on the deployment of the Company’s resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support. Management expects that capitalized software product costs will increase for the remainder of fiscal 2004, because of planned product development investments.

Depreciation and amortization expense decreased for the three and six month periods ended January 31, 2004, compared to the same periods last year as some computer equipment became fully depreciated. Management expects depreciation and amortization to continue at relatively the same level for the remainder of fiscal 2004.

Other Items

Earnings increased from a net loss of $620,000 for the six month period ended January 31, 2003, to net income of $247,000 for the six month period ended January 31, 2004. The increase in earnings is primarily due to the increase in revenues and the decrease in interest expense. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2004, although there can be no assurance that this will occur.

Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment was approximately $174,000 and $169,000 for the six month periods ended January 31, 2004 and 2003, respectively. In addition, approximately $29,000 of excess debt principal was amortized to offset interest expense for the six month period ended January 31, 2004 and approximately $510,000 of non-cash interest expense was incurred for the six month period ended January 31, 2003 due to amortization of debt discount related to the Debenture and shareholder note.

On November 19, 2003, pursuant to its option exchange program, the Company accepted for cancellation old options to purchase 319,186 shares of common stock, representing approximately 29% of the shares of common stock underlying all old options that were eligible for exchange in the offer. Subject to and in accordance with the terms of the offer, the Company will issue, on the new option grant date (on or about May 20, 2004), new options to purchase 245,936 shares of the Company’s common stock in exchange for the old options cancelled in the offer.

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

On October 27, 2003, the Company acquired the technology and customer base of VertX Commerce Corporation (“VertX”). ARI had previously been reselling the VertX software under the brand name WebsiteSmart™. The acquisition did not have a material impact on the Company’s financial statements for the three months ended January 31, 2004. The Company expects to realize modest synergies in both revenues and costs during the remainder of fiscal 2004.

The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain information reconciling earn/burn rate to the Company’s unaudited financial statements.

Earn/Burn Rate
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2004	2003	Change	2004	2003	Change

Net cash provided by operating activities	$1,189	$495	140%	$1,257	$728	73%
Net increase (decrease) in receivables, prepaid expenses and other current assets	(338)	56	(704%)	(487)	(77)	(532%)
Net (increase) decrease in accounts payable, deferred revenue and accrued liabilities	(208)	(155)	(34%)	445	215	107%

Net cash provided by operating activities before changes in working capital	643	396	62%	1,215	866	40%
Net cash used in investing activities	(183)	(123)	49%	(372)	(286)	30%

Earn/burn rate	$460	$273	66%	$843	$580	45%

Net cash provided by operating activities increased for the six month period ended January 31, 2004, compared to the same period last year, due to the increase in earnings and in components of working capital. Net cash used in investing activities increased for the six month period ended January 31, 2004, compared to the same periods last year, due to the software purchased in the Company’s acquisition, offset in part by decreased capitalized software product costs. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects cash provided by operating activities net of investing activities before changes in working capital (earn/burn rate) to be positive for the remainder of fiscal 2004, although there can be no assurance that this result will be ultimately achieved.

At January 31, 2004, the Company had cash of approximately $2,723,000 compared to approximately $2,120,000 at July 31, 2003.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.

Debt Schedule
(In thousands)

	January 31	July 31
	2004	2003	Net
	(Unaudited)	(Audited)	Change

Note payable to WITECH:
Current portion of note payable	200	—	200
Long term portion of note payable	550	—	550

Total note payable to WITECH	750	—	750
Notes payable to new holders:
Current portion of notes payable	800	400	400
Long term portion of notes payable	3,100	3,500	(400)

Total face value of notes payable to new holders	3,900	3,900	—
Carrying value in excess of face amount of notes payable	267	302	(35)
Debt discount (common stock warrants and options)	(29)	(33)	4

Total carrying value of notes payable to new holders	4,138	4,169	(31)
Receivables financing	—	346	(346)

Total debt and receivables financing	$4,888	$4,515	$373

On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable in quarterly installments of $50,000 and bearing interest at prime plus 2%. The note does not contain any financial covenants.

On April 24, 2003, the Company restructured previously outstanding securities which were then held by new holders. The interest rate on the new notes is prime plus 2%. Collectively, the new notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The new notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the new holders, has the right to appoint one designee to the Company’s Board of Directors.

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

Earnings before Interest, Taxes, Depreciation and Amortization
(in thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2004	2003	Change	2004	2003	Change

Net income (loss)	$175	$(375)	147%	$247	$(620)	140%
Plus: Interest	64	344	(81%)	145	679	(79%)
Amortization of software products	445	445	—	888	864	3%
Other depreciation and amortization	37	53	(30%)	72	112	(36%)

Earnings before interest, taxes, depreciation and amortization	$721	$467	54%	$1,352	$1,035	31%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased for the three and six month periods ended January 31, 2004, compared to the same periods last year, primarily due to the increase in revenue. Management believes that EBITDA will continue to increase for the remainder of fiscal 2004, although there can be no assurance that this will occur.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discloses EBITDA (earnings before interest and other taxes, depreciation and amortization) and cash from operations and investment before changes in working capital (“earn/burn rate”), each of which may be considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles. In order to fully assess the Company’s financial results, management believes that EBITDA and earn/burn rate are appropriate measures of evaluating operating performance and liquidity. EBITDA is a commonly used measurement of financial performance. In addition, management believes EBITDA is helpful in understanding period-over-period operating results separate and apart from certain items that may, or could, have a disproportionate impact on the Company’s results of operations in any particular period. The Company believes that cash from operations and investment before changes in working capital items (earn/burn rate) is helpful in determining and measuring the amount of cash generated from the Company’s business, separate and apart from changes caused by changes in working capital items, which, over several periods, tend to offset each other. However, these measures should be considered in addition to, and not as a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

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

ITEM 3. CONTROLS AND PROCEDURES

ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of January 31, 2004.

There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the fiscal quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

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

On January 2, 2003, RGC commenced a lawsuit in the United States District Court for the District of Delaware (the “Delaware Lawsuit”) against the Company seeking a declaration of RGC’s and the Company’s rights under the Securities Purchase Agreement dated as of April 25, 2000, between RGC and the Company, pursuant to which the Debenture, Warrants and the Investment Option were issued. RGC also sought specific performance and injunctive relief enjoining the Company from maintaining and prosecuting the Wisconsin Lawsuit. In addition, RGC sought damages in an unspecified amount for alleged breach of contract and breach of the duty of good faith and fair dealing. The Company vigorously denied these allegations.

On June 9, 2003, the Company filed a cross-claim against RGC in the Wisconsin Lawsuit asserting the claims assigned to the Company by the Transferees. The cross-claim alleged, among other things, claims for breach of warranty, breach of contract, indemnification, breach of the covenant of good faith and fair dealing, strict responsibility misrepresentation, negligent misrepresentation, intentional misrepresentation and securities fraud.

On August 25, 2003, the Milwaukee County Circuit Court dismissed the Wisconsin Lawsuit without prejudice to the Company’s ability to pursue claims in the Delaware Lawsuit. On August 22, 2003, the Company asserted counterclaims against RGC in Delaware, alleging the same direct claims and cross-claims asserted in the Wisconsin Lawsuit. On August 29, 2003, RGC moved for summary judgment on its claims and seeking dismissal of the Company’s counterclaims. On September 24, 2003, RGC filed a motion to dismiss the Taglich counterclaims which are also the focus of its motion for summary judgment.

On January 22, 2004, the court for the Delaware Lawsuit granted RGC’s motion for summary judgement with respect to the Company’s counterclaims and dismissed RGC’s claims as moot. Neither the Company nor RGC appealed the decision. As a result, the litigation between the Company and RGC is now completely terminated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	ARI held its 2003 Annual Meeting of Shareholders on December 11, 2003.

(b)	Votes cast for the election of Gordon J. Bridge to serve as director until the 2006 Annual Shareholder’s Meeting were as follows:

For	5,269,793
Withheld authority to vote for	37,027

(c)	Votes cast for the election of Ted C. Feierstein to serve as director until the 2006 Annual Shareholder’s Meeting were as follows:

For	5,260,743
Withheld authority to vote for	46,077

(d)	Votes cast to ratify the appointment of Wipfli Ullrich Bertelson LLP as ARI’s auditors for the year ending July 31, 2004 were as follows:

For	5,261,584
Against	22,457
Abstained	22,779

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

On December 4, 2003, ARI furnished a Form 8-K (dated December 4, 2003) with respect to Item 12.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc. (Registrant)

Date:	March 16, 2004	/s/Brian E. Dearing

Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.