Form 10QSB
period 2004-04-30
ARI NETWORK SERVICES INC /WI
filed 2004-06-14
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ——— to ———

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

YES (X)     NO ( )

Transitional Small Business Disclosure Format (check one).

YES ( )     NO  (X)

As of June 10, 2004, there were 5,923,034 shares of the registrant’s shares outstanding.

ARI Network Services, Inc.

FORM 10-QSB

FOR THE THREE MONTHS ENDED APRIL 30, 2004

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Financial statements

	Condensed balance sheets – April 30, 2004 and July 31, 2003	3-4

	Condensed statements of operations for the three and nine months ended April 30, 2004 and 2003	5

	Condensed statements of cash flows for the nine months ended April 30, 2004 and 2003	6

	Notes to unaudited condensed financial statements	7-8

Item 2	Management’s discussion and analysis of financial condition and results of operations	9-17

Item 3	Controls and procedures	17

PART II - OTHER INFORMATION

Item 2	Changes in securities and small business issuer purchases of equity securities	17

Item 6	Exhibits and reports on Form 8-K	18

Signatures		19
Payment of Deferred Compensation Agreement
Payment of Deferred Compensation Agreement
Payment of Deferred Compensation Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

ARI Network Services, Inc.

Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30	July 31
	2004	2003
ASSETS
Current assets:
Cash	$2,747	$2,120
Trade receivables, less allowance for doubtful accounts of $110 at April 30, 2004 and $98 at July 31, 2003	856	1,088
Prepaid expenses and other	137	115

Total current assets	3,740	3,323
Equipment and leasehold improvements:
Computer equipment	4,480	4,475
Leasehold improvements	73	73
Furniture and equipment	1,473	1,372

	6,026	5,920
Less accumulated depreciation and amortization	5,584	5,474

Net equipment and leasehold improvements	442	446
Other assets	16	0
Capitalized software product costs	10,075	9,602
Less accumulated amortization	9,044	7,721

Net capitalized software product costs	1,031	1,881

Total Assets	$5,229	$5,650

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30	July 31
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$1,000	$400
RFC financed receivables facility	—	346
Accounts payable	196	401
Deferred revenue	5,364	5,280
Accrued payroll and related liabilities	955	1,088
Other accrued liabilities	709	601
Current portion of capital lease obligations	12	20

Total current liabilities	8,236	8,136
Long term liabilities:
Notes payable (net of discount)	3,623	3,769
Other long term liabilities	553	559
Capital lease obligations	5	16

Total long term liabilities	4,181	4,344
Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 and 20,350 shares issued and outstanding at April 30, 2004 and July 31, 2003, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 5,921,034 and 6,645,191 shares issued and outstanding at April 30, 2004 and July 31, 2003, respectively	5	6
Common stock warrants and options	36	141
Additional paid-in-capital	93,616	94,295
Accumulated deficit	(100,845)	(101,272)

Total shareholders’ equity (deficit)	(7,188)	(6,830)

Total Liabilities and Shareholders’ Equity (Deficit)	$5,229	$5,650

See notes to unaudited condensed financial statements.

Note: The balance sheet at July 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.

Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30		April 30
	2004	2003	2004	2003
Net revenues:
Subscriptions, support and other services fees	$2,263	$2,137	$6,812	$6,168
Software licenses and renewals	590	608	1,783	1,713
Professional services	505	509	1,341	1,521

	3,358	3,254	9,936	9,402
Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	98	152	382	453
Software licenses and renewals *	470	455	1,390	1,328
Professional services	306	242	646	586

	874	849	2,418	2,367
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	38	52	110	164
Customer operations and support	249	290	823	912
Selling, general and administrative	1,696	2,157	5,212	5,359
Software development and technical support	399	363	1,102	1,239

Operating expenses before amounts capitalized	3,256	3,711	9,665	10,041
Less capitalized portion	(144)	(86)	(331)	(369)

Net operating expenses	3,112	3,625	9,334	9,672

Operating income	246	(371)	602	(270)
Other expense:
Interest expense	(55)	(291)	(200)	(970)
Other, net	(11)	8	25	(34)

Total other expense	(66)	(283)	(175)	(1,004)

Net income (loss)	$180	$(654)	$427	$(1,274)

Average common shares outstanding:
Basic	5,861	6,581	5,812	6,449
Diluted	6,115	6,581	6,066	6,449
Net income (loss) per share:
Basic	$0.03	$(0.10)	$0.07	$(0.20)

Diluted	$0.03	$(0.10)	$0.07	$(0.20)

See notes to unaudited condensed financial statements.

*	Includes amortization of software products of $435, $440, $1,323 and $1,304 and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.

Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30
	2004	2003
Operating activities
Net income (loss)	$427	$(1,274)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of software products	1,323	1,304
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(42)	701
Depreciation and other amortization	110	164
Interest expense converted to subordinated debt	—	229
Stock issued as consideration to vendor	—	44
Stock issued as contribution to 401(k) plan	37	—
Net change in receivables, prepaid expenses and other current assets	215	403
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(370)	194

Net cash provided by operating activities	1,700	1,765
Investing activities
Purchase of equipment and leasehold improvements	(106)	(42)
Purchase of assets related to acquisitions	(108)	—
Software product costs capitalized	(331)	(369)

Net cash used in investing activities	(545)	(411)
Financing activities
Borrowings under notes payable	—	58
Payments under notes payable	(500)	(634)
Payments of capital lease obligations	(19)	(125)
Debt issuance costs incurred	(20)	—
Proceeds from issuance of common stock	11	44

Net cash used in financing activities	(528)	(657)

Net increase in cash	627	697
Cash at beginning of period	2,120	879

Cash at end of period	$2,747	$1,576

Cash paid for interest	$353	$65

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$—	$15
Issuance of common stock in connections with deferred executive compensation	130	—
Issuance of common stock in connection with acquisitions	37	—
Issuance of common stock in connection with restructuring of debt	—	36
Conversion of accrued interest to subordinated debt	—	493
Exchange of equity to debt	1,000	—

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
(Unaudited)
April 30, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2003.

2. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income(loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of the Company’s outstanding stock options and warrants that are in the money were exercised (calculated using the treasury stock method). The effect of dilutive stock options and warrants on net loss per common share is antidilutive in fiscal 2003 and therefore not computed. The following table is a reconciliation of the weighted average number of common shares and equivalents outstanding (in thousands), which are used in the calculation of basic and diluted net income (loss) per common share for the periods indicated.

	Three months ended		Nine months ended
	April 30		April 30
	2004	2003	2004	2003
Weighted average common shares outstanding	5,861	6,581	5,812	6,449
Dilutive effect of stock options and warrants	254	—	254	—

Diluted weighted average common shares outstanding	6,115	6,581	6,066	6,449

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

	Three months ended		Nine months ended
	April 30		April 30
	2004	2003	2004	2003
Net income (loss), as reported	$180	$(654)	$427	$(1,274)
Stock-based compensation using the fair value method	(20)	(21)	(59)	(60)

Pro forma net income (loss)	$160	$(675)	$368	$(1,334)
Net income (loss) per share
Basic - as reported	$0.03	$(0.10)	$0.07	$(0.20)
Basic - pro forma	$0.03	$(0.10)	$0.06	$(0.21)
Diluted - as reported	$0.03	$(0.10)	$0.07	$(0.20)
Diluted - pro forma	$0.03	$(0.10)	$0.06	$(0.21)

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

On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007, at the prime interest rate plus 2%.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the quarter ended April 30, 2004 increased $104,000 or 3% compared to the same period last year, primarily due to an increase in recurring revenues from the Company’s catalog products in the Equipment Industry. Earnings increased from a net loss of $654,000, or $0.10 per share for the quarter ended April 30, 2003 to net income of $180,000 or $0.03 per share for the quarter ended April 30, 2004. Management believes that the Company will have modest revenue growth and continue to be profitable for the remainder of fiscal 2004, although there can be no assurance that this will occur. See “Forward Looking Statements.”

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

Revenues

The Company is a leading provider of electronic catalog-enabled business solutions for sales, service and life cycle product support in the manufactured equipment market. The Company currently provides 76 catalogs of manufactured equipment for 60 manufacturers to over 24,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, recreation vehicles, auto and truck parts aftermarket, marine, construction, floor maintenance and others. Collectively, dealers and distributors have over 88,000 catalog subscriptions. The Company supplies three types of software and services: robust Web and CD-ROM interactive electronic parts catalogs, template-based website services and communication or transaction services. The Company’s primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.

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

Catalog, Customer and Subscription Information by Region
(As of April 30, 2004)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
North American	69	52	70,744	117	18,899
Non-North American	71	8	17,929	17	6,000
Included in both Regions	(64)	—	—	—	—

Total	76	60	88,673	134	24,899

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.

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

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.

Revenue by Industry Sector
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2004	2003	Change	2004	2003	Change
Industry Sector:
Equipment Industry
North American
Recurring	$2,495	$2,313	8%	$7,278	$6,398	14%
Non-recurring	439	449	(2%)	1,174	1,262	(7%)

Subtotal	2,934	2,762	6%	8,452	7,660	10%
Non-North American
Recurring	250	264	(5%)	834	748	12%
Non-recurring	34	42	(20%)	168	193	(13%)

Subtotal	284	306	(7%)	1,002	941	6%
Total Equipment Industry
Recurring	2,745	2,577	7%	8,112	7,146	14%
Non-recurring	473	491	(4%)	1,342	1,455	(8%)

Subtotal	3,218	3,068	5%	9,454	8,601	10%
Non-equipment Industry
Recurring	140	176	(20%)	482	755	(36%)
Non-recurring	—	10	(100%)	—	46	(100%)

Subtotal	141	186	(25%)	482	801	(40%)
Total Revenue
Recurring	2,885	2,753	5%	8,594	7,901	9%
Non-recurring	473	501	(6%)	1,342	1,501	(11%)

Grand Total	$3,358	$3,254	3%	$9,936	$9,402	6%

Revenue by Product in the Equipment Industry
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2004	2003	Change	2004	2003	Change
Product:
Equipment Industry
Catalog and related
Recurring	$2,669	$2,475	8%	$7,789	$6,819	14%
Non-recurring	456	480	(5%)	1,318	1,432	(8%)

Subtotal	3,125	2,955	6%	9,107	8,251	10%
Communications
Recurring	76	102	(25%)	323	327	(1%)
Non-recurring	17	11	55%	24	23	4%

Subtotal	93	113	(18%)	347	350	(1%)

Total Equipment Industry	$3,218	$3,068	5%	$9,454	$8,601	10%

Recurring revenues are derived from catalog subscription fees, catalog data update fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 86% for the nine months ended April 30, 2004 compared to 84% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the nature, size and timing of new business.

Equipment Industry

The Equipment Industry has been a growing percentage of the Company’s revenue over the past five years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, auto and truck parts after-market, farm equipment, marine, construction, floor maintenance and others primarily in the U.S., Canada, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 91% for the nine months ended April 30, 2003 to 95% for the nine months ended April 30, 2004.

North American

Recurring revenues in the North American Equipment Industry increased for the three and nine month periods ended April 30, 2004, compared to the same periods last year, primarily due to an increase in the base revenue of subscription renewals from the Company’s catalog products. Non-recurring revenues in the North American Equipment Industry decreased for the three and nine month periods ended April 30, 2004, compared to the same periods last year, primarily due to fewer large customization projects because of the decline in the manufacturing sector of the economy.

Non-North American

Recurring revenues in the non-North American Equipment Industry decreased for the three month period ended April 30, 2004, compared to the same period last year, primarily due to the loss of a major customer representing approximately $25,000 a quarter. Recurring revenues in the non-North American Equipment Industry increased for the nine month period ended April 30, 2004, compared to the same period last year primarily due to fluctuations in USD revenue because of the euro exchange rate. Non-recurring revenues in the non-North American Equipment Industry decreased for the three and nine month periods ended April 30, 2004, compared to the same periods last year, primarily due to fewer customization projects. Management expects revenues in the Non-North American Equipment Industry to continue at the same level or to decline for the remainder of fiscal 2004, until the economy improves.

Catalog and Related Products

Recurring revenues from the Company’s catalog and related products in the Equipment Industry increased for the three and nine month periods ended April 30, 2004, compared to the same periods last year, primarily due to an increase in the Company’s base revenue from new catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to continue at the same level or higher in the North American Equipment Industry for the remainder of fiscal 2004, as the Company continues to focus attention and resources on its catalog products, but non-recurring catalog and related revenue growth may be delayed until the economy improves.

Communications Products

Revenues from the Company’s communications products decreased for the three month period ended April 30, 2004, compared to the same period last year, primarily due to fluctuations in network traffic revenues and remained relatively the same for the nine month period ended April 30, 2004, compared to the same period last year. The Company has focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2004.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes sales of database management and electronic communication services to the agricultural inputs industry. Revenues in this business have decreased for the three and nine month periods ended April 30, 2004, compared to the same periods last year because an industry association introduced a competitive offering to our database management services. As a result, many of the agricultural inputs industry participants did not renew their contracts for database management services, which were approximately $500,000 on an annual basis and expire each December. The Company continues to provide electronic communication services to the agricultural inputs industry, but management expects these revenues, as a percentage of total revenues, to continue to decline for the remainder of fiscal 2004.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2004	2003	Change	2004	2003	Change
Subscriptions, support and other services fees
Revenue	$2,263	$2,137	6%	$6,812	$6,168	10%
Cost of revenue	98	152	(36%)	382	453	(16%)
Cost of revenue as a percent of revenue	4%	7%		6%	7%
Software licenses and renewals
Revenue	590	608	(3%)	1,783	1,713	4%
Cost of revenue	470	455	3%	1,390	1,328	5%
Cost of revenue as a percent of revenue	80%	75%		78%	78%
Professional services
Revenue	505	509	(1%)	1,341	1,521	(12%)
Cost of revenue	306	242	26%	646	586	10%
Cost of revenue as a percent of revenue	61%	48%		48%	39%
Total
Revenue	$3,358	$3,254	3%	$9,936	$9,402	6%
Cost of revenue	874	849	3%	2,418	2,367	2%
Cost of revenue as a percent of revenue	26%	26%		24%	25%

Cost of subscriptions, support and other services fees consists primarily of telecommunications and catalog replication and distribution costs. Cost of subscriptions, support and other services fees as a percentage of revenue decreased for the three and nine month periods ended April 30, 2004, compared to the same periods last year primarily due to increased catalog subscriptions and decreased telecommunications costs and distribution costs related to shipping updated catalog subscriptions. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to vary slightly from quarter to quarter, depending on the timing of catalog update shipments.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue increased for the three month period ended April 30, 2004, compared to the same period last year, and remained relatively the same for the nine month period ended April 30, 2004, compared to the same period last year, primarily due to fluctuations in revenues from software licenses and renewals while software amortization costs increased slightly. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals. Management expects software amortization costs to decrease significantly in the fourth quarter, as the initial software product cost of PartSmart™ acquired in fiscal 1999, becomes fully amortized. Amortization expense for PartSmart™ was $346,000 in the third quarter and will be approximately $110,000 in the fourth quarter.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased for the three and nine month periods ended April 30, 2004, compared to the same periods last year, primarily due to an increase in catalog production of data bases requested by dealers that are not billed to the manufacturer on a time and materials basis (revenues from these databases are included in subscriptions, support and other services fees) and, for the nine month periods, the reversal of an accrual for contracted project work in excess of the contract amount in the first quarter of fiscal 2003. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.

Operating Expenses
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2004	2003	Change	2004	2003	Change
Cost of products and services sold	$874	$849	3%	$2,418	$2,367	2%
Customer operations and support	249	290	(14%)	823	912	(10%)
Selling, general and administrative	1,696	2,157	(21%)	5,212	5,359	(3%)
Software development and technical support	399	363	10%	1,102	1,239	(11%)
Less capitalized portion	(144)	(86)	67%	(331)	(369)	(10%)
Depreciation and amortization	38	52	(27%)	110	164	(33%)

Net operating expenses	$3,112	$3,625	(14%)	$9,334	$9,672	3%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three and nine month periods ended April 30, 2004, compared to the same periods last year primarily due to reduced server room and software maintenance costs. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2004.

Selling, general and administrative expenses (“SG&A”) decreased significantly for the three month period ended April 30, 2004, compared to the same period last year, primarily due to decreased legal fees. SG&A decreased slightly for the nine month period ended April 30, 2004, compared to the same period last year, primarily due to increased legal fees in the second and third quarter of fiscal 2003 related to the Company’s lawsuit to enforce the buy-back agreement and the first quarter of fiscal 2004 related to the option exchange program and the WITECH equity buy-back agreement. SG&A, as a percentage of revenue, decreased slightly from 57% for the nine month period ended April 30, 2003 to 52% for the nine month period ended April 30, 2004. Management expects SG&A costs as a percentage of revenue to decline for the remainder of fiscal 2004 due to a reduction in legal fees.

The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs increased for the three month period ended April 30, 2004, compared to the same period last year, primarily due to increased consulting labor related to software development of the Company’s catalog products. Software development and technical support costs decreased for the nine month period ended April 30, 2004, compared to the same period last year, primarily due to temporarily open positions. Management expects software development and technical support costs to increase slightly for the remainder of fiscal 2004.

Capitalized software product costs represented 30% of software development and technical support for the nine month periods ended April 30, 2004 and 2003. Capitalized software product costs fluctuate from quarter to quarter depending on the deployment of the Company’s resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support. Management expects that capitalized software product costs will increase for the remainder of fiscal 2004, because of planned allocation of resources towards product development investments.

Depreciation and amortization expense decreased for the three and nine month periods ended April 30, 2004, compared to the same periods last year as some computer equipment became fully depreciated. Management expects depreciation and amortization to continue at relatively the same level for the remainder of fiscal 2004.

Other Items

Earnings increased from a net loss of $1,274,000 for the nine month period ended April 30, 2003, to net income of $427,000 for the nine month period ended April 30, 2004. The increase in earnings is primarily due to the increase in revenues and the decrease in interest expense. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2004, although there can be no assurance that this will occur.

Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment was approximately $242,000 and $269,000 for the nine month periods ended April 30, 2004 and 2003, respectively. In addition, approximately $42,000 of excess debt principal was amortized to offset interest expense for the nine month period ended April 30, 2004 and approximately $701,000 of non-cash interest expense was incurred for the nine month period ended April 30, 2003 due to amortization of debt discount related to the Debenture and shareholder note.

On November 19, 2003, pursuant to its option exchange program, the Company accepted for cancellation old options to purchase 319,186 shares of common stock, representing approximately 29% of the shares of common stock underlying all old options that were eligible for exchange in the offer. Subject to and in accordance with the terms of the offer, the Company issued, on the new option grant date, May 21, 2004, new options to purchase 245,944 shares of the Company’s common stock in exchange for the old options cancelled in the offer.

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

On October 27, 2003, the Company acquired the technology and customer base of VertX Commerce Corporation (“VertX”). ARI had previously been reselling the VertX software under the brand name WebsiteSmart™. The acquisition did not have a material impact on the Company’s financial statements for the nine months ended April 30, 2004. The Company expects to realize modest synergies in both revenues and costs during the remainder of fiscal 2004.

The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain information reconciling earn/burn rate to the Company’s unaudited financial statements.

Earn/Burn Rate
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2004	2003	Change	2004	2003	Change
Net cash provided by operating activities	$443	$1,037	(57%)	$1,700	$1,765	(4%)
Net increase (decrease) in receivables, prepaid expenses and other current assets	272	(326)	183%	(215)	(403)	47%
Net (increase) decrease in accounts payable, deferred revenue and accrued liabilities	(75)	(409)	82%	370	(194)	291%

Net cash provided by operating activities before changes in working capital	640	302	112%	1,855	1,168	59%
Net cash used in investing activities	(173)	(125)	(38%)	(545)	(411)	(33%)

Earn/burn rate	$467	$177	164%	$1,310	$757	73%

Net cash provided by operating activities decreased for the nine month period ended April 30, 2004, compared to the same period last year, primarily due to components of working capital. Net cash used in investing activities increased for the nine month period ended April 30, 2004, compared to the same period last year, primarily due to the software purchased in the Company’s acquisition. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Management expects cash provided from operations and investments before changes in working capital (earn/burn rate) to be positive for the remainder of fiscal 2004, although there can be no assurance that this result will be ultimately achieved.

At April 30, 2004, the Company had cash of approximately $2,747,000 compared to approximately $2,120,000 at July 31, 2003.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.

Debt Schedule
(In thousands)

	April 30	July 31
	2004	2003	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	—	200
Long term portion of note payable	500	—	500

Total note payable to WITECH	700	—	700
Notes payable to New Holders:
Current portion of notes payable	800	400	400
Long term portion of notes payable	2,900	3,500	(600)

Total face value of notes payable to New Holders	3,700	3,900	(200)
Carrying value in excess of face amount of notes payable	250	302	(52)
Debt discount (common stock warrants and options)	(27)	(33)	6

Total carrying value of notes payable to New Holders	3,923	4,169	(246)
Receivables financing	—	346	(346)

Total debt and receivables financing	$4,623	$4,515	$108

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

Earnings before Interest, Taxes, Depreciation and Amortization
(in thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2004	2003	Change	2004	2003	Change
Net income (loss)	$180	$(654)	128%	$427	$(1,274)	134%
Plus: Interest	55	291	(81%)	200	970	(79%)
Amortization of software products	435	440	(1%)	1,323	1,304	1%
Other depreciation and amortization	38	52	(27%)	110	164	(33%)

Earnings before interest, taxes, depreciation and amortization	$708	$129	449%	$2,060	$1,164	77%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased for the three and nine month periods ended April 30, 2004, compared to the same periods last year, primarily due to the increase in revenue and a decrease in overhead expenses, primarily third quarter legal expense. Management believes that EBITDA will continue to increase over last year for the remainder of fiscal 2004, although there can be no assurance that this will occur.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discloses EBITDA (earnings before interest and other taxes, depreciation and amortization) and cash from operations and investment before changes in working capital (“earn/burn rate”), each of which may be considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles. In order to fully assess the Company’s financial results, management believes that EBITDA and earn/burn rate are appropriate measures of evaluating operating performance and cash flows. EBITDA is a commonly used measurement of financial performance. In addition, management believes EBITDA is helpful in understanding period-over-period operating results separate and apart from certain items that may, or could, have a disproportionate impact on the Company’s results of operations in any particular period. The Company believes that cash from operations and investment before changes in working capital items (earn/burn rate) is helpful in determining and measuring the amount of cash generated from the Company’s business, separate and apart from changes caused by changes in working capital items, which, over several periods, tend to offset each other. However, these measures should be considered in addition to, and not as a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

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

ITEM 3. CONTROLS AND PROCEDURES

ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of April 30, 2004.

There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the fiscal quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended April 30, 2004, except as noted below, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

On April 2, 2004, the Company settled $260,961 of deferred compensation owed to three executive officers. The settlement was paid one-half in cash and one-half in stock. The stock was priced at $1.60 per share, the average of the closing bid and asked prices of the Company’s common stock on the date of settlement. A total of 81,550 shares of stock were issued.

The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. Each of the executive officers provided investment representations, and the stock certificates bear a restrictive legend.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1 Payment of Deferred Compensation agreement dated April 2, 2004 , between the Company and Mr. Brian Dearing.

10.2 Payment of Deferred Compensation agreement dated April 2, 2004 , between the Company and Mr. John Bray.

10.3 Payment of Deferred Compensation agreement dated April 2, 2004 , between the Company and Mr. Michael McGurk.

31.1 Section 302 Certification of Chief Executive Officer.

31.2 Section 302 Certification of Chief Financial Officer.

32.1 Section 906 Certification of Chief Executive Officer.

32.2 Section 906 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

On February 26, 2004, ARI furnished a Form 8-K (dated February 26, 2004) with respect to Item 12.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ARI Network Services, Inc.
     (Registrant)

Date: June 14, 2004	/s/ Brian E. Dearing
Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock
Timothy Sherlock, Chief Financial Officer