Form 10-K
period 2004-07-31
ARI NETWORK SERVICES INC /WI
filed 2004-10-29
CIK 879796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004
OR

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES (✓) NO ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Issuer’s revenues for the most recent fiscal year. $13,439,000

As of October 22, 2004, aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ bulletin board) was approximately $6.8 million.

As of October 22, 2004, there were 5,959,847 shares of the registrant’s shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2004, for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one).
                                         YES (  )           NO (✓)

ARI Network Services, Inc.

FORM 10-KSB
FOR THE FISCAL YEAR ENDED JULY 31, 2004
INDEX

Item 1. Description of Business

Business Overview

ARI Network Services, Inc. (the “Company” or “ARI”) is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers in the manufactured equipment market. We focus our sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the “Equipment Industry”), providing direct sales and service in North America and operating through a combination of direct sales and service and value-added sales and service agents elsewhere. Sales in these markets are driven by dealers’ and other servicing agents’ need for technical parts and service information needed to perform repair, warranty, and maintenance services, as well as to reduce operating costs and increase sales. The Equipment Industry is made up of separate sub-markets in which the manufacturers often share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts aftermarket and others. By “Equipment” we mean capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing 95% of fiscal 2004 revenue. We expect the Equipment Industry to continue to be the Company’s largest Industry in fiscal 2005, and expect to expand into other sub-markets within the Equipment Industry which have similar business needs.

Our products and services enable Equipment Industry dealers to automate business communications with the manufacturers and distributors whose products they sell and service. We supply three types of software and services: robust Web and CD-ROM electronic parts catalogs, marketing services, including a template-based website service, and transaction services. The electronic cataloging products and services enable partners in a service and distribution network to look up electronically technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers. Marketing services help a dealer increase revenue. For example, the template-based website service makes it easy for a dealer to create a professional web presence and optionally to conduct electronic business with its customers. The transaction services allow the dealers to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries with the manufacturers and distributors who supply them. Our products and services use the Internet for data transport and a combination of the World-Wide Web and CD-ROM technology for user interfaces and data presentation. The primary product line is electronic catalogs; the other products are supplementary offerings that leverage our position in the catalog market.

Our sales and marketing activities are focused in two areas: (i) dealers, distributors and/or service points directly; and (ii) Equipment Industry manufacturers that sponsor our products and services to their dealers, distributors and/or service points. Using direct sales, we sell additional dealers, additional databases for existing dealer customers and additional products (such as WebsiteSmart™) for existing customers. These products are used by dealers to save time and money, as well as to boost revenues. Manufacturers have the financial capability and business power to implement an automation strategy throughout their service and distribution networks. We believe that the implementation of our products can reduce internal costs for manufacturers and increase loyalty and productivity in the service and distribution network as well as end-customer satisfaction. In addition to software licenses and support services, a typical implementation for a given manufacturer will involve professional services for project management, software customization and continuing catalog updates. Once manufacturer sponsorship is obtained, we also develop a direct business relationship with the distributors, dealers, and service points for software and services.

An important aspect of our business is the relationships we have developed with over 85 dealer business management system providers through our COMPASS Partners™ program. A dealer business management system is used to manage inventory, maintain accounting records, bill customers and focus marketing efforts. Our software’s ability to interface with these systems provides the dealer with a more robust, informative, and cost-effective solution. It also differentiates us from competitors who may chose to integrate their catalog only into their own business management system.

As part of our historical business practice, we continue to provide electronic directory and transaction services, to the U.S. and Canadian agribusiness industry, which accounted for 5% of our total revenue in fiscal 2004. No single customer accounted for 10% or more of our revenues in fiscal 2004.

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

Catalog, Customer and Subscription Information by Region
(As of July 31, 2004)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
North America	71	52	70,859	112	19,094
Non-North American	69	8	17,670	17	8,717
Included in both Regions	(62)	0	0	0	0

Total	78	60	88,529	129	27,811

“Catalog” =	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer” =	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription” =	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may have more than one subscription.

“Distinct Distributor” =	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer” =	A single independent servicing dealer, not owned by another dealer, served by ARI.

Our executive offices are located at 11425 West Lake Park Drive, Milwaukee, Wisconsin 53224-3025 and our telephone number at that location is (414) 973-4300. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com, which is not part of this report.

Mission and Strategy

Our mission is to be the leading provider of electronic parts catalogs and related technology and service to increase sales and profits for dealers in selected manufacturing industry segments, primarily those with shared distribution channels and service networks. Our vision is that whenever a dealer in one of our target markets accesses technical parts and service information electronically from manufacturer or distributor, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets, and to be the leading provider of electronic catalog products and services in those markets. After establishing a position in a market, we will then bring other products and services to bear in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality electronic catalog and related software and services that industry participants will adopt and use effectively.

Our strategy includes driving growth in our targeted markets through three distinct programs: (i) sales; (ii) strategic alliances; and (iii) acquisitions. Our internal telesales representatives sell to dealers and small to medium sized distributors, while our external sales team focuses on large manufacturers and distributors in the targeted industry sectors. The alliance strategy includes two parts: (i) COMPASS partners; and (ii) non-US sales and service agents. Through our COMPASS Partners program, we have a strategic alliance relationship with over 85 companies that provide complementary software and services to distributors and dealers in our targeted industries. Outside of North America, we use local agents to provide sales and support to dealers in certain markets. We also selectively seek to acquire businesses with market positions in our targeted markets, additional products that we can provide to our customer base, and talent to supplement our current staff.

Through our sales, alliance and acquisition programs, we expect to expand our business both by growing market share in our current Equipment sectors and by entering new sectors.

Products and Services

We offer three basic kinds of services to our customers in the Equipment Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment, (ii) marketing services, industry website services which allow a dealer to create a website using a series of templates and (iii) electronic communications for exchanging documents such as purchase orders, invoices, and warranty claims. The following table shows the software products and services that we offer, a brief description of the products and the industries where they are currently in use.

Electronic Catalog Products And Services

Product or Service	Description	Primary Industry/Market
PartSmart™	Electronic parts catalog for equipment dealers	Equipment — all sub-markets except RV and manufactured housing

EMPARTweb™	Web based electronic parts catalog based upon the EMPART database technology	Equipment — all sub-markets

EMPARTweb ASP	Electronic parts catalog viewing software offered as a hosted service	Equipment — all sub-markets

EMPARTweb™ Shopping Cart	Add-on product to Empartweb that facilitates order taking from the catalog	Equipment — all sub-markets

Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment — all sub-markets

EMPARTpublisher™	Electronic parts catalog creation software used to produce catalogs for viewing on EMPARTweb, PartSmart, and EMPARTviewer	Equipment — all sub-markets

Gardenpoint.com™/EMPARTweb™ Portal	Integrated multi-manufacturer catalog and ordering system for the web	Equipment — all sub-markets

EMPARTviewer™	Electronic parts catalog viewing software	Equipment — RV and manufactured housing only

Professional services	Project management, software customization, roll-out management, and help desk support services	Equipment — all sub-markets

MARKETING SERVICES

Product or Service	Description	Primary Industry/Market
WebsiteSmart™	Template-based software to create customized dealer websites and conduct business electronically. Includes optional shopping cart.	Equipment — outdoor power, power sports

ARI MailSmart™	Technology-enabled direct mail for dealers.	Equipment — outdoor power, power sports

Electronic Communications Products and Services

Product or Service	Description	Primary Industry/Market
TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment — Outdoor power and RV

As part of our historical business practice, we continue to provide electronic transaction services to the U.S. and Canadian agribusiness industry. These products and services are expected to continue to be a declining percentage of the Company’s total revenue over time because we expect out growth to come from the Equipment Industry.

Acquisitions

Since December 1995, ARI has had a business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program’s inception, more than 400 acquisition candidates have been evaluated, resulting in five completed acquisitions. Now that our debt has been restructured, we anticipate an increase in our acquisition activities during the next fiscal year.

The following table shows selected information regarding these acquisitions:

Acquired Company and
Acquisition Date	Location	Description of Acquired Company
November 4, 1996	cd\*.IMG, Inc. (“CDI”) New Berlin, WI	CDI developed the Plus[1]® electronic parts catalog which featured parts information from over 20 manufacturers in the outdoor power, marine, motorcycle and power sports industries and was replaced with the Partsmart electronic catalog.

September 30, 1997	Empart Technologies, Inc. (“EMPART”) Foster City, CA	EMPART provided us with the EMPARTpublisher and EMPARTviewer software.

September 15, 1998	POWERCOM-2000 (“POWERCOM”), a subsidiary of Briggs & Stratton Corporation Colorado Springs, CO	POWERCOM provided electronic catalog and communication services to a number of manufacturers in North America, Europe, and Australia in the outdoor power, power tools, and power sports industries.

May 13, 1999	Network Dynamics Incorporated (“NDI”) Williamsburg, VA	NDI provided us with the PartSmart electronic catalog which was used by over 10,000 dealers to view catalogs from 50 different manufacturers in 6 sectors of the Equipment Industry.

October 27, 2003	VertX Commerce Corporation (“VertX”) San Diego, CA	VertX provided us with the WebsiteSmart™ template-based software to create customized dealer websites.

Competition

Competition for ARI’s products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us on every product in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, the largest direct competitor is ProQuest, which offers electronic service catalogs in the motorcycle, marine, outdoor power and auto markets. In addition, there are a variety of small companies focused on specific industries. Many of the smaller companies may also represent acquisition targets for us. There are also other companies that provide more general catalog services such as Stibo, Pindar, IHS, Saqqara Systems, Inc. and Requisite Technology, Inc. that may in the future directly compete with us in our target markets. In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, and 12 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future. WebSite Smart™ has many competitors, including PowerSports Network, Inc. and many internet service providers. In the communications part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. ProQuest also offers a communication solution. There are also large, general market e-Commerce companies like SBC Communications, Inc., which offer products and services which could address some of our customers’ needs. These general e-Commerce companies do not typically compete with us directly, but they could decide to do so in the future. These companies may also represent alliance partner opportunities for us. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called “net communities,” such as Chemdex or VerticalNet, which could expand their offerings to target our served markets. In addition, companies focused on asset management or post-sales services, such as Servigistics, could expand their offerings and enter our markets; these companies may also represent alliance partner candidates. Finally, given the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.

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

Employees

As of October 15, 2004, we had 83 full-time equivalent employees. Of these, 14 are engaged in maintaining or developing software and providing software customization services, 19 are in sales and marketing, 16 are engaged in catalog creation and maintenance or database management, 28 are involved in customer implementation and support and 6 are involved in administration and finance. None of these employees is represented by a union.

Item 2. Description of Properties

ARI occupies approximately 17,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring June 30, 2009. This facility houses our headquarters and computer server room. In Colorado Springs, Colorado, we occupy approximately 5,500 square feet of office space under a lease expiring January 31, 2006. In Williamsburg, Virginia we occupy approximately 5,100 square feet of office space under a lease that expires October 1, 2009.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive officers as of October 15, 2004. The officers serve at the discretion of the Board.

		Capacities in Which
Name	Age	Service
Brian E. Dearing	49	Chairman of the Board, CEO and President
Timothy Sherlock	52	CFO, Secretary, Treasurer and Vice President of Finance
John C. Bray	47	Vice President of Business Development
Michael E. McGurk	56	Vice President of Technology Operations
Frederic G. Tillman	42	Vice President of Technology Development
Jeffrey E. Horn	42	Vice President of North American Sales

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

Timothy Sherlock. Mr. Sherlock was appointed Chief Financial Officer, Secretary, Treasurer and Vice President of Finance in April 2001. Prior to joining ARI, Mr. Sherlock was CFO and vice president of finance and administration for Catalyst International, Inc., a warehouse management software specialist. Before joining Catalyst in 1999, he held a series of progressively more responsible finance positions at Rennaissance Learning, a leading educational software firm based in Wisconsin Rapids, Wis. culminating in his appointment as vice president, secretary and CFO. His early career included a variety of financial management positions at Cray Research, Inc., Eagan, Minn., from 1983 to 1995. Mr. Sherlock, a Certified Public Accountant, received a BA in business administration from the College of St. Thomas, St. Paul, Minn.

John C. Bray. Mr. Bray was appointed Vice President of Sales in September 1996 then became Vice President of New Market Development in March 2002 and Vice President of Business Development in June 2003. Prior to joining ARI, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services in Rockville, Maryland. Before joining GE, Mr. Bray had a six year sales career at AT&T, culminating in his appointment as Regional Vice President of Sales for AT&T’s EasyLink Services, marketing electronic commerce services. He holds a BA in marketing from the University of Iowa.

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

Jeffrey E. Horn. Mr. Horn joined ARI in December 2000 as Director of U.S. Sales. In September 2002, Mr. Horn was appointed Vice President of North American Sales. Before joining ARI, Mr. Horn held sales executive positions for a number of technology-based companies with the responsibility of establishing, maintaining and expanding customer relationships in the technology marketplace. Prior to joining ARI, Mr. Horn was Director of Sales, North America for CyberShift, Inc., Parsippany, New Jersey, a division of Amano-Blick International. Before joining CyberShift in 1995, Mr. Horn was National Accounts District Manager for Automatic Data Processing, Milwaukee, Wisconsin, and District Sales Manager for Kronos Incorported, Houston, Texas. Mr. Horn holds a BA in business administration from the University of North Texas.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

ARI’s common stock is currently quoted on the NASDAQ Over the Counter Bulletin Board (“OTCBB”) under the symbol ARIS. The following table sets forth the high and low sales price for the periods indicated. OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Fiscal Quarter Ended	High	Low
October 31, 2002	$0.350	$0.210
January 31, 2003	$0.380	$0.210
April 30, 2003	$0.480	$0.150
July 31, 2003	$0.620	$0.330
October 31, 2003	$1.050	$0.370
January 31, 2004	$1.870	$1.020
April 30, 2004	$1.850	$1.010
July 31, 2004	$1.600	$0.850

As of October 22, 2004, there were approximately 204 holders of record of the Company’s common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.

During the quarter ended July 31, 2004, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 2004, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. Audited Financial Statements and Notes as of July 31, 2004 and 2003 and for each of the years in the period ended July 31, 2004 and 2003, and the reports, thereon, of Wipfli LLP are included elsewhere in this Report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included elsewhere herein.

Statement of Operations Data:

(In thousands, except per share data)

	Year Ended July 31
	2004	2003	2002	2001	2000
Subscriptions, support and other services revenues	$9,291	$8,217	$8,915	$9,985	$9,743
Software license and renewal revenues	2,378	2,332	2,721	3,266	1,289
Professional services revenues	1,770	2,068	2,227	2,526	2,272

Total revenues	13,439	12,617	13,863	15,777	13,304
Operating expenses:
Cost of subscriptions, support and other services sold	514	603	387	1,740	1,415
Cost of software licenses and renewals sold (1)	1,564	1,768	1,523	3,137	3,614
Cost of professional services sold	760	819	738	1,359	1,965
Depreciation and amortization (exclusive of amortization of software products included in cost of sales)	156	212	223	1,517	1,778
Customer operations and support	1,104	1,190	1,220	1,597	2,048
Selling, general and administrative	7,004	7,273	6,835	8,790	8,214
Software development and technical support	1,510	1,634	2,056	3,317	2,779
Restructuring and other charges	—	—	—	7,766	—

Operating expenses before amounts capitalized	12,612	13,499	12,982	29,223	21,813
Less capitalized portion	(459)	(541)	(717)	(1,972)	(1,729)

Net operating expenses	12,153	12,958	12,265	27,251	20,084

Operating income (loss)	1,286	(341)	1,598	(11,474)	(6,780)
Other income (expense)	(169)	(1,007)	(1,410)	(1,551)	(822)

Income before provision for income taxes	1,117	(1,348)	188	(13,025)	(7,602)
Income tax expense	(62)	—	—	—	—

Net income (loss)	$1,055	$(1,348)	$188	$(13,025)	$(7,602)

Average common shares outstanding:
Basic	5,840	6,499	6,238	6,175	6,002
Diluted	6,143	6,499	6,238	6,175	6,002
Net income (loss) per share:
Basic	$0.18	$(0.21)	$0.03	$(2.11)	$(1.27)
Diluted	$0.17	$(0.21)	$0.03	$(2.11)	$(1.27)

Selected Balance Sheet Data: (In thousands)
Working capital (deficit)	$(4,062)	$(4,813)	$(8,713)	$(9,696)	$(4,680)
Capitalized software development (net)	970	1,881	3,066	3,961	11,901
Total assets	6,191	5,650	6,374	7,060	18,488
Current portion of long-term debt and capital lease obligations	1,010	420	3,691	3,608	933
Total long-term debt and capital lease obligations	3,309	3,785	26	251	2,695
Total shareholders’ equity (deficit)	(6,551)	(6,830)	(5,606)	(5,850)	7,159

(1)	Includes amortization of software products of $1,512, $1,726, $1,612, $3,178 and $3,224.

Summary

The Company produced net income of $1,055,000 for the fiscal year ended July 31, 2004 compared to a net loss of $1,348,000 for the fiscal year ended July 31, 2003. The increase in earnings was primarily due to increased revenues and a reduction in legal and consulting fees related to the debt restructuring, which was completed in April 2003. Total revenue increased 7% during fiscal 2004 compared to fiscal 2003, while recurring revenues in the Equipment Industry grew 14%. The increase in revenue was primarily due to increased catalog subscriptions in the United States. Management expects the Company to continue to generate a profit and enough cash to fund operations, make selected investments and pay down debt in fiscal 2005, although this cannot be assured.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, financing instruments, restructuring and other accrued revenues and expense, and realizability of deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

Revenue for use of the network and for information services is recognized in the period such services are utilized. Revenue from annual or periodic maintenance fees, license and license renewal fees and catalog subscription fees is recognized ratably over the period the service is provided. Arrangements that include acceptance terms beyond the Company’s standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue on arrangements with customers who are not the ultimate users (resellers) is deferred if there is any contingency on the ability and intent of the reseller to sell such software to a third party.

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

Debt Instruments

The Company valued debt discounts for Common Stock Warrants and Options granted in consideration for Notes Payable using the Black-Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.

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

Deferred Tax Assets

The tax effect of the temporary differences between the book and tax bases of our assets and liabilities and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in our tax provision in the statement of operations.

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

Revenues

Management reviews the Company’s recurring versus non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry. The Equipment Industry has been a growing percentage of our revenue over the past five years, representing approximately 95% of the Company’s total revenue in fiscal 2004. The Company’s strategic focus is electronic catalog and related products in the Equipment Industry, which represented approximately 91% of the Company’s total revenue in fiscal 2004.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s financial statements:

Revenue by Industry Sector
(In thousands)

	Year Ended July 31
			Percent
Industry Sector:	2004	2003	Change
Equipment Industry
North American
Recurring	$9,727	$8,413	16%
Non-recurring	1,645	1,694	(3%)

Subtotal	11,372	10,107	13%
Non-North American
Recurring	1,163	1,162	0%
Non-recurring	194	241	(19%)

Subtotal	1,357	1,403	(3%)
Total Equipment Industry
Recurring	10,890	9,575	14%
Non-recurring	1,839	1,935	(5%)

Subtotal	12,729	11,510	11%
Non-equipment Industry
Recurring	710	1,051	(32%)
Non-recurring	—	56	(100%)

Subtotal	710	1,107	(36%)
Total Revenue
Recurring	11,600	10,626	9%
Non-recurring	1,839	1,991	(8%)

Grand Total	$13,439	$12,617	7%

Revenue by Product in the Equipment Industry
(In thousands)

	Year Ended July 31
			Percent
Product:	2004	2003	Change
Equipment Industry
Catalog and related
Recurring	$10,436	$9,143	14%
Non-recurring	1,801	1,860	(3%)

Subtotal	12,237	11,003	11%
Communications
Recurring	454	432	5%
Non-recurring	38	75	(49%)

Subtotal	492	507	(3%)
Total Equipment Industry	$12,729	$11,510	11%

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Total recurring revenues increased in fiscal 2004 compared to the prior year, primarily due to increases in the base of customer catalog customers and the volume of catalogs in the equipment industry. Total recurring revenue, as a percentage of total revenue, increased from 84% in fiscal 2003 to 86% in fiscal 2004 primarily due to increases in the customer base in the Equipment Industry and to an overall decline in non-recurring revenues. Management believes a ratio of approximately three quarters recurring revenue to one quarter non-recurring revenue is desirable in order to establish an appropriate level of base revenue while continuing to add new sales to drive future increases in recurring revenue. This revenue mix may fluctuate from quarter to quarter or year to year.

Non-recurring revenues are derived from initial software licenses and professional service fees. Total non-recurring revenues decreased in fiscal 2004, compared to the prior year, primarily due to decreased new manufacturer license and customization revenues in the Equipment Industry. Management believes that, because of the condition of the manufacturing sector of the economy, non-recurring revenues will remain at relatively the same level during fiscal 2005.

Equipment Industry

The Equipment Industry comprises several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts aftermarket and others. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with manufacturers and distributors and their dealers in the existing vertical markets, add additional products and services in these markets and expand to other similar markets in the future.

North American

Recurring revenues in the North American Equipment Industry increased in fiscal 2004, compared to the prior year, primarily due to an increase in the base of catalog customers and an increase in the volume of catalogs purchased by dealers. Non-recurring revenues in the North American Equipment Industry decreased in fiscal 2004, compared to the prior year, primarily due to a decrease in revenues from new manufacturer software licenses and customization because of the continued slump in the manufacturing sector of the economy.

Non-North American

Recurring revenues in the non-North American Equipment Industry remained relatively the same in fiscal 2004, compared to the prior year. Non-recurring revenues in the non-North American Equipment Industry decreased in fiscal 2004, compared to the prior year, primarily due to lower new software licenses and customizations because of the decline in the manufacturing sector of the economy.

Catalog and Related Products

Revenues from the Company’s catalog and related products in the Equipment Industry increased in fiscal 2004, compared to the prior year, primarily due to an increase in the Company’s base of electronic catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to increase in both the North American and non-North American Equipment Industry in fiscal 2005 and beyond, as the Company continues to focus attention and resources on its catalog products.

Communications Products

Revenues from the Company’s communications products decreased slightly in fiscal 2004, compared to the prior year, due to less revenue from customizations. The Company has focused its new sales efforts primarily on its catalog products, although we continue to support our current communications customers. Management expects revenues from communications products to continue at approximately the same level as fiscal 2004 and to be a declining percentage of total revenue in fiscal 2005, as catalog revenues increase.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes (i) electronic communications services to the agricultural inputs industry and (ii) sales of database management services to the agricultural inputs industry. Total revenues in this business have decreased from the prior year in fiscal 2004. Management expects revenues in the non-equipment industry to continue to decline in fiscal 2005.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company’s financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Year Ended July 31
			Percent
Product:	2004	2003	Change
Subscriptions, support and other services fees
Revenue	$9,291	$8,217	13%
Cost of revenue	514	603	(15%)
Cost of revenue as a percent of revenue	6%	7%
Software licenses and renewals
Revenue	2,378	2,332	2%
Cost of revenue	1,564	1,768	(12%)
Cost of revenue as a percent of revenue	66%	76%
Professional services
Revenue	1,770	2,068	(14%)
Cost of revenue	760	819	(7%)
Cost of revenue as a percent of revenue	43%	40%
Total
Revenue	$13,439	$12,617	7%
Cost of revenue	2,838	3,190	(11%)
Cost of revenue as a percent of revenue	21%	25%

Cost of subscriptions, support and other services consists primarily of telecommunication costs and catalog replication and distribution costs. Cost of subscriptions, support and other services fees as a percentage of revenue were slightly lower in fiscal 2004, compared to the prior year, primarily due to lower telecommunications and shipping costs. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to vary slightly from quarter to quarter due to the timing of data shipments.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue decreased in fiscal 2004, compared to the prior year, primarily due to lower software amortization costs as the software purchased in the NDI acquisition became fully amortized in May, 2004. Management expects gross margins from software licenses and renewals to increase in fiscal 2005, now that the software products acquired from NDI are fully amortized.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased in fiscal 2004, compared to the prior year, as the Company provided catalog production labor at no charge to the manufacturer for catalogs requested by the dealers in exchange for subscription fees from the dealers. Management expects cost of professional services as a percentage of revenue to fluctuate from quarter to quarter depending on the number of catalogs provided at no charge to the manufacturer.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s financial statements:

Operating Expenses
(In thousands)

	Year Ended July 31
			Percent
	2004	2003	Change
Cost of products and services sold	$2,838	$3,190	(11%)
Customer operations and support	1,104	1,190	(7%)
Selling, general and administrative	7,004	7,273	(4%)
Software development and technical support	1,510	1,634	(8%)
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	156	212	(26%)
Less capitalized portion	(459)	(541)	15%

Net operating expenses	$12,153	$12,958	(6%)

Net operating expenses decreased in fiscal 2004, compared to the prior year, primarily due to lower legal and consulting fees associated with the debt restructuring that was completed in April 2003.

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased in fiscal 2004, compared to the prior year, primarily due to the cost reductions associated with the Company’s server room operations. Management expects these costs to remain more or less at the same level in fiscal 2005.

Selling, general and administrative expenses (“SG&A”) decreased in fiscal 2004 as the debt restructuring was completed. SG&A, as a percentage of revenue, was 52% in fiscal 2004 and 58% in fiscal 2003. Management expects SG&A to increase as a percentage of revenues in fiscal 2005 as the Company invests in sales and marketing initiatives.

The Company’s technical staff (in-house and contracted) is allocated between software development and technical support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses from quarter to quarter, as the mix of development and customization activities will change based on customer requirements. During fiscal 2004, our technical resources were primarily focused on the next generation of the Company’s catalog products and on-going catalog updates. During fiscal 2003, our technical resources were primarily focused on enhancements to our CD-ROM and Web-based catalog products and on-going catalog updates. We expect our technical resources to continue to focus on development of catalog software, software customization and catalog data updates in fiscal 2005, although the mix may fluctuate quarter to quarter based on customer requirements. We expect software development expenses to increase during fiscal 2005, as the Company invests in its catalog products.

Depreciation and amortization expenses decreased in fiscal 2004, compared to the prior year, primarily due to older computer equipment becoming fully amortized and lower replacement computer costs. Management expects depreciation and amortization expenses to increase slightly in fiscal 2005 as the Company invests in computer software and equipment.

Capitalized development costs represented 30% of total software development and support expense in fiscal 2004, compared to 33% in fiscal 2003. Capitalized expenses decreased in fiscal 2004, compared to the prior year, as a percentage of software development and technical support, because the Company’s development resources were focused on early stage development, which had not reached technological feasibility in fiscal 2003 and early 2004, and on catalog data updates, which are expensed. Management expects capitalized development costs to increase as a percentage of total software development and support expense in fiscal 2005 as the Company focuses on its next generation of catalog products.

Other Items

Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment decreased $60,000 in fiscal 2004, compared to the prior year, as the Company restructured its debt and paid off $750,000 of debt principal. Management expects interest expense to continue to decrease in fiscal 2005, now that the Company has favorably restructured its debt and continues to pay down its principal balances. See “Liquidity and Capital Resources”.

The Company had net income of $1,055,000 in fiscal 2004, an increase of $2,403,000 over the prior year, primarily due to increased revenues, decreased legal, consulting and interest expense related to the debt restructuring and decreased software amortization expense. Management expects the Company to continue to be profitable in fiscal 2005, although there can be no assurance that this will occur. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:

Earn (Burn) Rate
(In thousands)

	Year Ended July 31
			Percent
	2004	2003	Change
Net cash provided by operating activities	$2,828	$2,713	4%
Net increase (decrease) in receivables, prepaid expenses and other current assets	100	(624)	116%
Net (increase) decrease in accounts payable, deferred revenue and accrued liabilities	(276)	(505)	45%

Net cash provided by operating activities before changes in working capital	2,652	1,584	67%
Net cash used in investing activities	(818)	(687)	(19%)

Earn (Burn) Rate	$1,834	$897	104%

Net cash provided by operating activities before changes in working capital increased in fiscal 2004, compared to the prior year, due to increased revenues and operating cost reductions.

Net cash used in investing activities increased in fiscal 2004, compared to the prior year, primarily due to the Company’s acquisition of VertX in the first quarter of fiscal 2004.

The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements and may vary significantly from year to year. In fiscal 2004, the change in working capital was slightly positive, primarily due to increased deferred revenues.

At July 31, 2004, the Company had cash and cash equivalents of approximately $3,357,000 compared to approximately $2,120,000 at July 31, 2003.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s audited financial statements.

Debt Schedule
(In thousands)

	July 31	July 31	Net
	2004	2003	Change
Note payable to WITECH:
Current portion of note payable	$200	$—	$200
Long term portion of note payable	450	—	450

Total note payable to WITECH	650	—	650
Notes payable to New Holders:
Current portion of notes payable	800	400	400
Long term portion of notes payable	2,700	3,500	(800)

Total face value of notes payable to New Holders	3,500	3,900	(400)
Carrying value in excess of the face amount of the notes payable	182	302	(120)
Debt discount (common stock warrants and options)	(26)	(33)	7

Total carrying value of notes payable to New Holders	3,656	4,169	(513)

Receivable Financing	—	346	(346)

Total Debt and Receivable Financing	$4,306	$4,515	$(209)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors (the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%. The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

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

On September 28, 1999, ARI and RFC Capital Corporation (“RFC”) executed a Receivables Sales Agreement (the “Sale Agreement”). The Sale Agreement allowed RFC to purchase up to $3.0 million of ARI’s accounts receivable. Under the Sale Agreement, RFC purchased 90% of eligible receivables. ARI was obligated to pay a monthly program fee equal to the greater of (a) $3,000 or (b) the amount of the purchased but uncollected receivables times the prime rate plus 2%. The Sale Agreement was terminated on November 28, 2003.

On July 9, 2004, the Company entered into a line of credit with Bank One, N.A. which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts minus $75,000, up to $500,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2005, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants.

Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

The following table sets forth, for the periods indicated, certain information reconciling earnings before interest, taxes, depreciation and amortization to the Company’s audited financial statements:

Earnings before Interest, Taxes, Depreciation and Amortization

	Year ended July 31
			Percent
	2004	2003	Change
Net income (loss)	$1,055	$(1,348)
Plus: Interest	191	1,036
Income tax expense	62	—
Amortization of software products	1,512	1,726
Other depreciation and amortization	156	212

Earnings before interest, taxes, depreciation and amortization	$2,976	$1,626	83%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased in fiscal 2004, compared to the prior year, due to the Company’s increased revenues and decreased operating expenses. Management believes that EBITDA will remain at relatively the same level in fiscal 2005, as the Company invests in additional sales, marketing and development resources to increase revenue growth, although there can be no assurance that this will occur.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discloses EBITDA (earnings before interest, taxes, depreciation and amortization) and cash from operations and investment before changes in working capital (“earn/burn rate”), each of which may be considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles. In order to fully assess the Company’s financial results, management believes that EBITDA and earn/burn rate are appropriate measures of evaluating operating performance and liquidity. EBITDA is a commonly used measurement of financial performance. In addition, management believes EBITDA is helpful in understanding period-over-period operating results separate and apart from items that may, or could, have a disproportionate impact on the Company’s results of operations in any particular period. The Company believes that cash from operations and investment before changes in working capital items (earn/burn rate) is helpful in determining and measuring the amount of cash generated from the Company’s business, separate and apart from changes caused by changes in working capital items, which, over several periods, tend to offset each other. However, these measures should be considered in addition to, and not as a substitute to operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

Forward Looking Statements

Certain statements contained in this Form 10-KSB are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company’s annual report on Form 10-KSB for the year ended July 31, 2004, which is incorporated herein by reference.

Quarterly Financial Data

The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2004, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st		2nd		3rd		4th
	2004	2003	2004	2003	2004	2003	2004	2003
Net revenues	$3,285	$3,055	$3,293	$3,093	$3,358	$3,254	$3,503	$3,215
Gross profit	2,477	2,291	2,557	2,339	2,484	2,405	3,083	2,392
Net income (loss)	72	(245)	175	(375)	188	(654)	628	(74)
Basic net income (loss) per common share	$0.01	$(0.04)	$0.03	$(0.06)	$0.03	$(0.10)	$0.11	$(0.01)
Diluted net income (loss) per common share	$0.01	$(0.04)	$0.03	$(0.06)	$0.03	$(0.10)	$0.10	$(0.01)

Item 7. Financial Statements

ARI’s Financial Statements and related notes for the fiscal years ended July 31, 2004 and 2003 together with the report thereon of ARI’s independent auditor, Wipfli LLP, are attached hereto as Exhibit A-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures.

ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of July 31, 2004.

There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter and year ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of ARI

Information regarding the directors of ARI, the Company’s Code of Ethics and compliance with Section 16(a) of the Exchange Act is included in ARI’s definitive 2004 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” Information with respect to ARI’s executive officers is shown at the end of Part I of this Form 10-KSB.

Item 10. Executive Compensation

Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI’s definitive 2004 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Executive Compensation” and “Election of Directors”.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information regarding beneficial ownership of ARI’s common stock and common stock authorized for issuance under equity compensation plans is included in ARI’s definitive 2004 Annual Meeting Proxy Statement and is incorporated herein by reference. See “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information”.

Item 12. Certain Relationships and Related Transactions

Information related to Certain Relationships and Related Transactions is included in ARI’s definitive 2004 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Certain Transactions”.

Item 13. Exhibits:

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.

3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on August 18, 2003.

3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).

4.1	Form of Promissory Note of the Company (issued under Exchange Agreement listed as Exhibit 10.4), incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

4.2	Promissory Note dated August 7, 2003 payable to WITECH Corporation, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 8, 2003.

4.3	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.

10.1*	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.2*	1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.3*	2000 Stock Option Plan, incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO filed on October 22, 2003.

10.4	Exchange Agreement dated April 24, 2003 between ARI Network Services, Inc., ARI Network Services Partners, LP, Dolphin Offshore Partners, LP and SDS Merchant Fund, LP, including form of Common Stock Purchase Warrant (Exhibit B), incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

10.5	Purchase Agreement dated July 8, 2003 between ARI Network Services, Inc. and WITECH Corporation, incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended July 31, 2003.

10.6	Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.

10.7*	Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray, Michael E. McGurk, Frederic G. Tillman, Timothy Sherlock and Jeffrey E. Horn, incorporated herein by reference to Exhibit 10.25 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

Exhibit
Number	Description
10.8*	Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.26 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

10.9	Deferred Bonus Plan, incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

10.10	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc. incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2004.

10.11*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. Brian Dearing, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.12*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. John Bray, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.13*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. Michael McGurk, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.14	Credit Agreement dated July 9, 2004, between the Company and Bank One, NA.

10.15	Continuing Security Agreement dated July 9, 2004, between the Company and Bank One, NA.

10.16	Line of Credit Note dated July 9, 2004 by the Company for $500,000.

16.1	Letter of Ernst & Young LLP, incorporated herein by reference to Exhibit 16 of the Company’s Form 8-K filed on June 6, 2003.

23.1	Consent of Wipfli LLP.

24.1	Powers of Attorney appear on the signature page hereof.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

99.1	Forward-Looking Statements Disclosure.

* Management Contract or Compensatory Plan.

Item 14. Principal Accountant Fees and Services

Information related to Principal Accountant Fees and Services is included in ARI’s definitive 2004 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Auditor’s Fees.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2004.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian E. Dearing	Chairman, President, CEO & Director (Principal Executive Officer)	October 29, 2004
Brian E. Dearing

/s/Timothy Sherlock	Chief Financial Officer, Secretary, Treasurer & VP of Finance (Principal Financial and Accounting Officer)	October 29, 2004
Timothy Sherlock

	Director	October 29, 2004

Gordon J. Bridge

/s/ Ted C. Feierstein	Director	October 29, 2004

Ted C. Feierstein

/s/ William C. Mortimore	Director	October 29, 2004

William C. Mortimore

	Director	October 29, 2004

Richard W. Weening

Report of Wipfli LLP,
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
ARI Network Services, Inc.

     We have audited the accompanying balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 2004 and 2003 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP
Milwaukee, Wisconsin
September 17, 2004

1

This page left intentionally blank

2

Financial Statements

ARI Network Services, Inc.
Years ended July 31, 2004 and 2003

ARI Network Services, Inc.

Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	July 31
	2004	2003
Assets
Current assets:
Cash	$3,357	$2,120
Trade receivables, less allowance for doubtful accounts of $44 in 2004 and $88 in 2003	1,121	1,088
Prepaid expenses and other	187	115

Total current assets	4,665	3,323
Equipment and leasehold improvements:
Computer equipment	4,607	4,475
Leasehold improvements	73	73
Furniture and equipment	1,491	1,372

	6,171	5,920
Less accumulated depreciation and amortization	5,630	5,474

Net equipment and leasehold improvements	541	446
Other assets	15	–
Capitalized software product costs:
Amounts capitalized for software product costs	10,203	9,602
Less accumulated amortization	9,233	7,721

Net capitalized software product costs	970	1,881

Total assets	$6,191	$5,650

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current portion of notes payable (Note 3)	$1,000	$400
Receivable financing	–	346
Accounts payable	260	401
Deferred revenue	5,453	5,280
Accrued payroll and related liabilities	951	1,088
Accrued sales, use and income taxes	486	154
Other accrued liabilities	567	447
Current portion of capital lease obligations	10	20

Total current liabilities	8,727	8,136
Noncurrent liabilities:
Notes payable (net of discount)	3,306	3,769
Other long-term liabilities	706	559
Capital lease obligations	3	16

Total noncurrent liabilities	4,015	4,344
Commitments and contingencies (Notes 4 and 5)

Total liabilities	12,742	12,480

Liabilities and shareholders’ equity (deficit) continued

	July 31
	2004	2003
Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 and 20,350 shares issued and outstanding in 2004 and 2003, respectively	–	–
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, par value $.001 per share, 25,000,000 shares authorized; 5,923,034 and 6,645,191 shares issued and outstanding in 2004 and 2003, respectively	5	6
Common stock warrants and options	36	141
Additional paid-in capital	93,625	94,295
Accumulated deficit	(100,217)	(101,272)

Total shareholders’ deficit	(6,551)	(6,830)

Total liabilities and shareholders’ deficit	$6,191	$5,650

See accompanying notes

5

This page left intentionally blank

ARI Network Services, Inc.

Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year ended July 31
	2004	2003
Net revenues:
Subscriptions, support and other services fees	$9,291	$8,217
Software licenses and renewals	2,378	2,332
Professional services	1,770	2,068

Total net revenues	13,439	12,617
Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	514	603
Software licenses and renewals	1,564	1,768
Professional services	760	819

Total cost of products and services sold	2,838	3,190
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	156	212
Customer operations and support	1,104	1,190
Selling, general and administrative	7,004	7,273
Software development and technical support	1,510	1,634

Operating expenses before amounts capitalized	12,612	13,499
Less capitalized portion	(459)	(541)

Net operating expenses	12,153	12,958

Operating income (loss)	1,286	(341)
Other income (expense):
Interest expense	(191)	(1,036)
Other, net	22	29

Total other expense	(169)	(1,007)

Income before provision for income taxes	1,117	(1,348)
Income tax expense	(62)	–

Net income (loss)	$1,055	$(1,348)

Basic and diluted net income(loss) per common share:
Basic	$0.18	$(0.21)

Diluted	$0.17	$(0.21)

See accompanying notes

ARI Network Services, Inc.

Statements of Shareholders’ Equity (Deficit)
(Dollars in Thousands)

	Number of Shares Issued and Outstanding
	Preferred Stock	Common Stock
Balance July 31, 2002	20,350	6,329,301
Issuance of common stock under stock purchase plan	–	20,585
Issuance of common stock as contribution to 401(k) plan	–	111,886
Issuance of common stock for professional services received	–	183,419
Retirement of common stock warrants and options in connection with notes payable	–	–
Issuance of common stock warrants in connection with notes payable	–	–
Net loss	–	–

Balance July 31, 2003	20,350	6,645,191
Issuance of common stock under stock purchase plan	–	39,797
Issuance of common stock as contribution to 401(k) plan	–	91,154
Issuance of common stock in payment of deferred compensation	–	81,550
Issuance of common stock from exercise of stock options	–	40,650
Retirement of preferred stock in connection with notes payable	(20,350)	–
Retirement of common stock in connection with notes payable	–	(1,025,308)
Retirement of common stock warrants and options in connection with notes payable	–	–
Issuance of common stock in connection with acquisition	–	50,000
Net income	–	–

Balance July 31, 2004	–	5,923,034

See accompanying notes

8

Par Value		Common Stock	Additional	Accumulated
Preferred Stock	Common Stock	Warrants & Options	Paid-in Capital	Deficit
$–	$6	$2,459	$91,853	$(99,924)
–	–	–	5	–
–	–	–	39	–
–	–	–	44	–
–	–	(2,354)	2,354	–
–	–	36	–	–
–	–	–	–	(1,348)

–	6	141	94,295	(101,272)
–	–	–	8	–
–	–	–	37	–
–	–	–	130	–
–	–	–	12	–
–	–	–	–	–
–	(1)	–	(999)	–
–	–	(105)	105	–
–	–	–	37	–
–	–	–	–	1,055

$–	$5	$36	$93,625	$(100,217)

ARI Network Services, Inc
Statements of Cash Flows
(In Thousands)

	Year ended July 31
	2004	2003
Operating activities
Net income (loss)	$1,055	$(1,348)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of software products	1,512	1,726
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(108)	682
Depreciation and other amortization	156	212
Interest expense converted to subordinated debt	—	229
Stock issued as consideration to vendor	—	44
Stock issued as contribution to 401(k) plan	37	39
Net change in receivables, prepaid expenses and other current assets	(100)	624
Net change in accounts payable, deferred revenue, accrued liabilities and long term liabilities	276	505

Net cash provided by operating activities	2,828	2,713
Investing activities
Purchase of equipment and leasehold improvements	(251)	(146)
Purchase of assets related to acquisitions	(108)	—
Software product costs capitalized	(459)	(541)

Net cash used in investing activities	(818)	(687)
Financing activities
Borrowings under notes payable	—	16
Payments under notes payable	(550)	(665)
Purchase of equity instruments	(200)	—
Payments of capital lease obligations	(23)	(141)
Debt issuance costs incurred	(20)	—
Proceeds from issuance of common stock	20	5

Net cash used in financing activities	(773)	(785)

Net increase in cash	1,237	1,241
Cash at beginning of period	2,120	879

Cash at end of period	$3,357	$2,120

Cash paid for interest	$348	$82

Cash paid for income taxes	$19	$—

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$—	$15
Issuance of common stock in connection with deferred executive compensation	130	—
Issuance of common stock in connection with acquisition	37	—
Issuance of common stock warrants in connection with restructuring of debt	—	36
Conversion of accrued interest to subordinated debt	—	493
Redemption of equity for debt	800	—

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all receivable balances that exceed 45 – 65 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for potential credit losses is reflected as an offset to trade receivables in the accompanying balance sheets.

Revenue Recognition

Revenue for use of the network and for information services is recognized on a straight-line basis in the period such services are utilized.

Revenue from annual or periodic maintenance fees is recognized ratably over the period the maintenance is provided. Revenue from catalog subscriptions is recognized on a straight-line basis over the subscription term.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential include customizing complex features and functionality in the products’ base software code or developing complex interfaces within a customer’s environment. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined. Revenue on arrangements with customers who are not the ultimate users (resellers) is deferred if there is any uncertainty on the ability and intent of the reseller to sell such software independent of their payment to the Company.

Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, and accruals for anticipated losses on projects, sales tax liabilities, and various contract arrangements, and deferred tax valuation allowances to be significant estimates that are subject to change in the near term.

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

The annual amortization of software products is the greater of the amount computed using: (a) the ratio that current gross revenues for the network or a software product bear to the total of current and anticipated future gross revenues for the network or a software product, or (b) the straight-line method over the estimated economic life of the product which has historically been established as three to five years. Amortization starts when the product is available for general release to customers.

All other software development and support expenditures are charged to expense in the period incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, equipment and leasehold improvements and capitalized software product costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2004 and 2003. No impairment charges were deemed necessary during fiscal 2004 or 2003.

Deferred Financing Costs

Costs incurred to obtain long-term financing are included in other assets and are amortized over the term of the related debt.

Capitalized Interest Costs

In 2004 and 2003, interest costs of $8,000 and $31,000, respectively, were capitalized and included in the capitalized software product costs.

Shipping and Handling

Revenue received from shipping and handling fees is reflected in net revenue. Costs incurred for shipping and handling are reported in cost of products and services sold.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by an estimate of the amount of any tax benefits that are not expected to be realized based on available evidence.

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

		(Dollars in thousands,
		except per share data)
		Year ended July 31
		2004	2003
Net income (loss), as reported		$1,055	$(1,348)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(199)	(81)

Pro forma net income (loss)		$856	$(1,429)

Net income (loss) per share:
As reported:	Basic	$0.18	$(0.21)
	Diluted	$0.17	$(0.21)
Pro forma:	Basic	$0.15	$(0.22)
	Diluted	$0.14	$(0.22)

The weighted-average fair value of the options granted in 2004 and 2003 was $1.48 and $0.26, respectively.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4%, dividend yield of 0%; expected common stock market price volatility factors ranging from 1.2 to 1.3 and an expected life of the options of ten years.

Comprehensive Income (Loss)

Net income (loss) for 2004 and 2003 is the same as comprehensive income (loss) defined pursuant to SFAS No. 130, “Reporting Comprehensive Income.”

Net Income (Loss) Per Common Share

The numerator for the calculation of basic and diluted earnings per share is net income (loss) in each year. The following table sets forth the computation of basic and diluted weighted-average shares used in the per share calculations:

	(shares in thousands)
	2004	2003
Denominator for basic net income (loss) per share-weighted-average shares outstanding	5,840	6,499
Effect of dilutive options	303	—

Denominator for diluted net income (loss) per share	6,143	6,499

Options that could potentially dilute net income (loss) per share in the future that are not included in the computation of diluted net income (loss) per share, as their impact is anti-dilutive	—	37

During 2003, options and warrants were antidilutive due to the net loss incurred in that year.

Accounting Pronouncements

In December 2003, the FASB issued Financial Interpretation No. (“FIN”) 46 (revised 2003), “Consolidation of Variable Interest Entities.” FIN 46 requires companies with variable interests in variable interest entities to evaluate whether they must consolidate these entities subject to the provisions included in FIN 46 (revised 2003). The consolidation requirements apply to the first fiscal year or interim period beginning after December 15, 2004. The Company has no variable interest in entities that would be impacted by this pronouncement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no instruments that meet the criteria of this statement.

2. Intangible Assets

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to intangible assets (capitalized software product costs) subject to amortization expense consist of the following at July 31, 2004 (in thousands):

Year Ending July 31
2005	$466
2006	273
2007	130
2008	59
2009	34

TOTAL	$962

3. Notes Payable

Notes payable consist of the following at July 31 (in thousands):

	2004	2003
Notes Payable	$4,150	$3,900
Less debt discount	(26)	(33)
Plus carrying value in excess of the face amount of the notes payable	182	302

	4,306	4,169
Less current maturities	1,000	400

	$3,306	$3,769

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%. The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full.

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

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the exchange of the previously outstanding securities for $500,000 in cash, the New Notes and the New Warrants was accounted for as a troubled debt restructuring and no gain was recorded. Instead, the liability in excess of the future cash flows to the New Holders, which was originally valued at approximately $322,000, remains on the balance sheet as a long term debt and is being amortized as a reduction of interest expense over the life of the New Notes.

On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007, at the prime interest rate plus 2%.

Principal payments due on notes payable are as follows:

Year Ending July 31
2005	$1,000,000
2006	1,200,000
2007	1,400,000
2008	550,000

TOTAL	$4,150,000

On September 28, 1999, the Company commenced funding under a Receivable Sale Agreement (the RFC Agreement) with RFC Capital Corporation (RFC) pursuant to which RFC had agreed to loan amounts to the Company based on a security interest in certain receivables generated by the Company in the ordinary course of the Company’s business. The RFC Agreement allowed for RFC to loan up to $3,000,000 of the Company’s eligible receivables. Under the Agreement, RFC loaned 90% of the eligible receivables from the Company from time to time upon presentation thereof for a value equal to approximately the net value of such receivables. Net value was designed to yield RFC an effective rate of 11.5% plus allow RFC to retain a holdback of 5% of the face amount of the receivables, net of collections, against future collection risk. To comply with SFAS No. 140, the Company recognized these transactions as secured borrowings. The RFC Agreement was terminated on November 28, 2003.

At July 31, 2004 and 2003, secured borrowings of $0 and $346,000, respectively, were included in receivable financing. For the years ended July 31, 2004 and 2003, the Company incurred $17,000 and $68,000, respectively, of financing expense relating to this agreement.

4. Capital and Operating Leases

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2009. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes related to the office space leases. Total rental expense for the operating leases was $661,000 in 2004 and $655,000 in 2003.

Rent expense for the Company’s corporate office is recognized on a straight-line basis over the lease term, which differs from the pattern of payments required by the lease. Other long-term liabilities at July 31, 2004 and 2003 include $71,000 and $98,000, respectively, of deferred rent.

The Company has certain capital lease agreements in place related to computer and office equipment.

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal year ending	Leases	Leases
2005	$11	$568
2006	3	445
2007	–	305
2008	–	292
2009	–	291
Thereafter	–	–

Total minimum lease payments	14	$1,901

Amounts representing interest	1

Present value of minimum capital lease payments	13
Less amounts payable in one year	10

Long-term portion	$3

5. Line of Credit

On July 9, 2004, the Company obtained a line of credit with Bank One in an amount not to exceed $500,000 with interest payable on the outstanding balance at the prevailing prime interest rate. The credit arrangement is secured by substantially all assets of the Company. Advances under the line of credit are limited to a borrowing base, determined by 80% of eligible accounts receivable which are less than 90 days from the invoice date, less $75,000. The line of credit agreement contains certain financial and non-financial covenants with which the Company is required to comply. There were no outstanding borrowings on this credit facility as of July 31, 2004. The line of credit expires July 9, 2005.

6. Shareholders’ Equity

Preferred Stock

At July 31, 2003, the Company had 20,350 shares of Series A Preferred Stock outstanding. The shares were entitled to cumulative annual dividends equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors. Accumulated dividends in arrears at July 31, 2003, were $1,457,000.

On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 Promissory Note which is payable quarterly over four years at the Prime Interest Rate plus 2%.

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

The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 99,443 of the shares have been issued as of July 31, 2004. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions.

Stock Option Plans

On November 19, 2003, pursuant to its option exchange program, the Company accepted for cancellation from all stock option plans old options to purchase 319,186 shares of common stock, representing approximately 29% of the shares of common stock underlying all old options that were eligible for exchange in the offer. Subject to and in accordance with the terms of the offer, the Company issued, on the new option grant date, May 21, 2004, new options to purchase 245,944 shares of the Company’s common stock from the 2000 Stock Option Plan in exchange for the old options cancelled in the offer. The new options are 50% vested immediately and of the remaining options, 25% vest on July 31, 2005 and 25% vest on July 31, 2006.

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

Changes in option shares under the 1991 Plan are as follows:

	2004		2003
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at the beginning of the year	434,676	$7.01	471,088	$6.83
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(249,866)	4.98	(36,412)	4.76

Outstanding at the end of the year	184,810	$2.25	434,676	$7.01

Exercisable	184,810	$2.25	415,426	$5.84

Available for grant	–		–

The weighted-average contractual life of options outstanding at July 31, 2004, was 4.77 years. The range of exercise prices for options outstanding at July 31, 2004, was $2.00 to $9.06.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (2000 Plan) has 1,450,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualified stock options.

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

Changes in option shares under the 2000 Plan are as follows:

	2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at the beginning of the year	608,426	$0.60	412,475	$0.91
Granted	301,444	1.48	275,876	0.26
Exercised	(40,650)	0.28	—	—
Forfeited	(21,650)	0.92	(79,925)	1.03

Outstanding at the end of the year	847,570	$0.92	608,426	$0.60

Exercisable	540,686	$1.14	292,050	$0.98

Available for grant	561,780		841,574

The weighted-average contractual life of options outstanding at July 31, 2004, was 8.25 years. The range of exercise prices for options outstanding at July 31, 2004, was $0.15 to $1.75.

1993 Director Stock Option Plan

The Company’s 1993 Director Stock Option Plan has expired and is terminated except for outstanding options. The Company’s 1993 Director Stock Option Plan (Director Plan) has 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan are granted at the fair market value of the stock on the grant date.

Each option granted under the Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

	2004		2003
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at the beginning of the year	69,259	$5.18	79,259	$4.78
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	(67,946)	5.23	(10,000)	2.00

Outstanding at the end of the year	1,313	$2.65	69,259	$5.18

Exercisable	1,313	$2.65	69,259	$5.18

Available for grant	–		–

The weighted-average contractual life of options outstanding at July 31, 2004, was 6.0 years. The range of exercise prices for options outstanding at July 31, 2004, was $2.00 to $3.56.

8. Income Taxes

The provision for income taxes is composed of the following (in thousands):

	Year ended July 31,
	2004	2003
Current:
Federal	$867	$—
State	133	—
Deferred	—	—
Utilization of net operating loss carryforwards	(938)	—

	$62	$—

Provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established. This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability. Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income, exclusive of reversing temporary differences and carryforwards, and prudent tax planning strategies available in future periods. Because the ultimately realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change reflected with a corresponding increase or decrease in our tax provision in the statement of operations.

Deferred tax assets, net of a valuation allowance of $25,157,000, totaled $343,000 at July 31, 2004 and was offset by deferred tax liabilities of $343,000 resulting in a net deferred tax asset of $0.

Significant components of the Company’s deferred tax liabilities and assets as of July 31 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$21,702	$25,240
Alternative minimum tax carryforwards	59	—
Deferred revenue	2,181	2,060
Goodwill	777	840
Other	781	580

Total deferred tax assets	25,550	28,720
Valuation allowance for deferred tax assets	(25,157)	(27,750)

Net deferred tax asset	343	970
Deferred tax liabilities
Software product costs	(331)	(860)
Other	(12)	(110)

Net deferred taxes	$—	$—

As of July 31, 2004, the Company has unused net operating loss carryforwards for federal income tax purposes of $56,560,000 expiring in 2005 through 2022.

A portion of these unused net operating loss carryforwards for federal income tax purposes totaling $2,038,000 expire between 2012 and 2014 and are limited to $116,000 annually that can be utilized to offset taxable income. Use of these net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.

In addition, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $49,436,000 expiring in 2005 through 2016.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes is as follows (in thousands):

	2004	2003
Computed income taxes at 34%	$380	$(458)
Permanent items	7	35
Change in valuation allowance and other	(325)	423

Income tax expense	$62	$—

During 2004 and 2003, $5,603,000 and $9,111,000 respectively, of federal net operating loss carryforwards expired. These expired net operating loss carryforwards have been included in the calculation of the change in valuation allowance.

9. Employee Benefit Plan

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 25%, up to a maximum of $13,000 ($16,000 over age 50) in calendar 2004 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During 2004 and 2003, the Company issued 91,154 and 111,886 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan. The amount charged to expense for the 401(k) contributions during 2004 and 2003 were approximately $37,000 and $39,000, respectively.

10. Revenues by Geographic Area

Revenues (in thousands) by geographic region of customers were approximately as follows:

	2004	2003
Geographic Area:
United States & Canada	$12,082	$11,214
Other	1,357	1,403

Total Revenue	$13,439	$12,617

11. Acquisition

On October 27, 2003, the Company acquired the technology and customer base of VertX Commerce Corporation (“VertX”) for approximately $74,000 and 50,000 shares of the Company’s common stock. The total purchase price of approximately $145,000 is reflected as capitalized software product costs and is being amortized over five years on a straight-line basis to cost of sales. ARI had previously been reselling the VertX software under the brand name WebsiteSmart™.

Exhibit Index

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.

3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on August 18, 2003.

3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).

4.1	Form of Promissory Note of the Company (issued under Exchange Agreement listed as Exhibit 10.4), incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

4.2	Promissory Note dated August 7, 2003 payable to WITECH Corporation, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 8, 2003.

4.3	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.

10.1*	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.2*	1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.3*	2000 Stock Option Plan, incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO filed on October 22, 2003.

10.4	Exchange Agreement dated April 24, 2003 between ARI Network Services, Inc., ARI Network Services Partners, LP, Dolphin Offshore Partners, LP and SDS Merchant Fund, LP, including form of Common Stock Purchase Warrant (Exhibit B), incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

10.5	Purchase Agreement dated July 8, 2003 between ARI Network Services, Inc. and WITECH Corporation, incorporated herein by reference to Exhibit 10.11 of the Company’s Form 10-K for the fiscal year ended July 31, 2003.

10.6	Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.

10.7*	Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray, Michael E. McGurk, Frederic G. Tillman, Timothy Sherlock and Jeffrey E. Horn, incorporated herein by reference to Exhibit 10.25 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

10.8*	Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.26 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

10.9	Deferred Bonus Plan, incorporated herein by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

10.10	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc. Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2004.

10.11*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. Brian Dearing, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.12*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. John Bray, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.13*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. Michael McGurk, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.14	Credit Agreement dated July 9, 2004, between the Company and Bank One, NA.

10.15	Continuing Security Agreement dated July 9, 2004, between the Company and Bank One, NA.

10.16	Line of Credit Note dated July 9, 2004 by the Company for $500,000.

16.1	Letter of Ernst & Young LLP, incorporated herein by reference to Exhibit 16 of the Company’s Form 8-K filed on June 6, 2003.

23.1	Consent of Wipfli LLP.

24.1	Powers of Attorney appear on the signature page hereof.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

99.1	Forward-Looking Statements Disclosure.

*	Management Contract or Compensatory Plan.