Form 10QSB
period 2004-10-31
ARI NETWORK SERVICES INC /WI
filed 2004-12-15
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [✓]      NO [  ]

As of December 10, 2004 there were 5,963,347 shares of the registrant’s shares outstanding.

Transitional Small Business Disclosure Format (check one).

YES [  ]      NO [✓]

ARI Network Services, Inc.

FORM 10-QSB

FOR THE THREE MONTHS ENDED OCTOBER 31, 2004

INDEX

Page
PART I - FINANCIAL INFORMATION
Item 1 Financial statements
Condensed balance sheets - October 31, 2004 and July 31, 2004	3-4
Condensed statements of operations for the three months ended October 31, 2004 and 2003	5
Condensed statements of cash flows for the three months ended October 31, 2004 and 2003	6
Notes to unaudited condensed financial statements	7-8
Item 2 Management’s discussion and analysis or plan of operation	8-17
Item 3 Controls and procedures	18
PART II - OTHER INFORMATION
Item 2 Unregistered sales of equity securities and use of proceeds	18
Item 6 Exhibits	18
Signatures	19
302 Certification
302 Certification
906 Certification
906 Certification

ARI Network Services, Inc.

Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
	2004	2004
ASSETS
Current assets:
Cash	$3,170	$3,357
Trade receivables, less allowance for doubtful accounts of $65 at October 31, 2004 and $44 at July 31, 2004	752	1,121
Prepaid expenses and other	109	187

Total current assets	4,031	4,665
Equipment and leasehold improvements:
Computer equipment	4,670	4,607
Leasehold improvements	73	73
Furniture and equipment	1,497	1,491

	6,240	6,171
Less accumulated depreciation and amortization	5,684	5,630

Net equipment and leasehold improvements	556	541
Other assets	39	15
Capitalized software product costs	10,805	10,203
Less accumulated amortization	9,374	9,233

Net capitalized software product costs	1,431	970

Total Assets	$6,057	$6,191

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
	2004	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$1,000	$1,000
Accounts payable	282	260
Deferred revenue	4,843	5,453
Accrued payroll and related liabilities	1,185	951
Accrued sales, use and income taxes	429	489
Other accrued liabilities	623	564
Current portion of capital lease obligations	7	10

Total current liabilities	8,369	8,727
Long term liabilities:
Notes payable (net of discount)	3,033	3,306
Long term payroll related liabilities	495	495
Other long term liabilities	211	211
Capital lease obligations	3	3

Total long term liabilities	3,742	4,015
Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2004 and July 31, 2004, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 5,963,347 and 5,923,034 shares issued and outstanding at October 31, 2004 and July 31, 2004, respectively	5	5
Common stock warrants and options	36	36
Additional paid-in-capital	93,628	93,625
Accumulated deficit	(99,723)	(100,217)

Total shareholders’ equity (deficit)	(6,054)	(6,551)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,057	$6,191

See notes to unaudited condensed financial statements.

Note: The balance sheet at July 31, 2004 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.

Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	October 31
	2004	2003
Net revenues:
Subscriptions, support and other services fees	$2,402	$2,289
Software licenses and renewals	576	589
Professional services	297	407

	3,275	3,285
Cost of products and services sold:
Subscriptions, support and other services fees	193	155
Software licenses and renewals *	154	462
Professional services	82	191

	429	808

Gross margin	2,846	2,477
Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	54	35
Customer operations and support	262	283
Selling, general and administrative	1,709	1,758
Software development and technical support	421	341

Operating expenses before amounts capitalized	2,446	2,417
Less capitalized portion	(162)	(64)

Net operating expenses	2,284	2,353

Operating income	562	124
Other income (expense):
Interest expense	(44)	(81)
Other, net	12	29

Total other income (expense)	(32)	(52)

Income before provision for income taxes	530	72
Income tax expense	(36)	—

Net income	$494	$72

Average common shares outstanding:
Basic	5,951	5,796
Diluted	6,248	5,921
Net income per share:
Basic	$0.08	$0.01

Diluted	$0.08	$0.01

See notes to unaudited condensed financial statements.

*	Includes amortization of software products of $141 and $443 and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.

Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	October 31
	2004	2003
Operating activities
Net income	$494	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	141	443
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(21)	(15)
Depreciation and other amortization	54	35
Stock issued as contribution to 401(k) plan	37	37
Net change in receivables, prepaid expenses and other current assets	422	149
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(392)	(653)

Net cash provided by operating activities	735	68
Investing activities
Purchase of equipment and leasehold improvements	(69)	(17)
Purchase of assets related to acquisitions	—	(108)
Software product costs capitalized	(602)	(64)

Net cash used in investing activities	(671)	(189)
Financing activities
Payments under notes payable	(251)	(200)
Payments of capital lease obligations	(3)	(7)
Debt issuance costs incurred	—	(20)
Proceeds from issuance of common stock	3	2

Net cash used in financing activities	(251)	(225)

Net decrease in cash	(187)	(346)
Cash at beginning of period	3,357	2,120

Cash at end of period	$3,170	$1,774

Cash paid for interest	$64	$22

Cash paid for income taxes	$55	$—

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$—	$37
Exchange of equity to debt	—	1,000

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
(Unaudited)
October 31, 2004

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2004.

2. BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of the Company’s outstanding stock options and warrants that are in the money were exercised (calculated using the treasury stock method). The following table is a reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted net income per common share (in thousands) for the periods indicated.

	Three months ended
	October 31
	2004	2003
Weighted average common shares outstanding	5,951	5,796
Dilutive effect of stock options	297	125

Diluted weighted average common shares outstanding	6,248	5,921

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

	Three months ended
	October 31
	2004	2003
Net income, as reported	$494	$72
Stock-based compensation using the fair value method	(35)	(20)

Pro forma net income	$459	$52
Net income per share
Basic - as reported	$0.08	$0.01
Basic - pro forma	$0.08	$0.01
Diluted - as reported	$0.08	$0.01
Diluted - pro forma	$0.07	$0.01

4. NOTES PAYABLE

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is the prime interest rate plus 2%. The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

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

5. SHAREHOLDER RIGHTS PLAN

On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders. Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned. These Rights trade in tandem with the common stock until and unless they are triggered. Should a person or group acquire more than 10% of ARI’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the other shareholders the ability to purchase additional stock of ARI at a substantial discount. The rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Total revenue for the quarter ended October 31, 2004 decreased $10,000 or less than 1% compared to the same period last year, primarily due to a decrease in revenues from the Company’s non-North American catalog products in the Equipment Industry. Earnings increased from net income of $72,000, or $0.01 per share for the quarter ended October 31, 2003 to net income of $494,000 or $0.08 per share for the quarter ended October 31, 2004. Management believes that the Company will have modest revenue growth and continue to be profitable for the remainder of fiscal 2005, although there can be no assurance that this will occur.

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

Deferred Tax Asset

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations.

Stock-Based Compensation

The Company accounts for its employee stock option plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

Revenues

The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers in the manufactured equipment market. The Company currently provides 78 catalogs of manufactured equipment from 65 manufacturers to approximately 28,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have over 88,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) integrated marketing services including template-based website services and technology-enabled direct mail services and (3) communication or transaction services. The Company’s primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.

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

Catalog, Customer and Subscription Information by Region
(As of October 31, 2004)

		Distinct		Distinct	Distinct
	Catalogs	Manufacturers	Subscriptions	Distributors	Dealers
				(Estimated)	(Estimated)
North American	71	55	71,635	108	19,367
Non-North American	68	10	16,956	18	8,640
Included in both Regions	(61)	—	—	—	—
Total	78	65	88,591	126	28,007

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more one catalog. More than one brand or distinct product line may be included in a catalog.
“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.
“Subscription”	=	Catalogs subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.
“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.
“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.

As part of its historical business practice, the Company continues to provide electronic directory and transaction services to U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline during fiscal 2005.

Management reviews the Company’s recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.

Revenue by Industry Sector
(In thousands)

	Three months ended
	October 31		Percent
	2004	2003	Change
Industry Sector:
Equipment Industry
North American
Recurring	$2,492	$2,355	6%
Non-recurring	395	366	8%

Subtotal	2,887	2,721	6%
Non-North American
Recurring	224	295	(24%)
Non-recurring	—	68	(100%)

Subtotal	224	363	(38%)
Total Equipment Industry
Recurring	2,716	2,650	3%
Non-recurring	395	434	(9%)

Subtotal	3,111	3,084	1%
Non-equipment Industry
Recurring	164	201	(18%)
Non-recurring	—	—	—

Subtotal	164	201	(18%)
Total Revenue
Recurring	2,880	2,851	1%
Non-recurring	395	434	(9%)

Grand Total	$3,275	$3,285	0%

Revenue by Product in the Equipment Industry
(In thousands)

	Three months ended
	October 31		Percent
	2004	2003	Change
Product:
Equipment Industry
Catalog and related
Recurring	$2,599	$2,517	3%
Non-recurring	395	428	(8%)

Subtotal	2,994	2,945	2%
Communications
Recurring	117	133	(12%)
Non-recurring	—	6	(100%)

Subtotal	117	139	(16%)

Total Equipment Industry	$3,111	$3,084	1%

Recurring revenues are derived from catalog subscription fees, catalog data update fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 88% for the three months ended October 31, 2004 compared to 87% for the same period last year. Management believes that the relationship of approximately three quarters recurring revenue to one quarter non-recurring revenue establishes an appropriate level of base revenue while the Company continues to add new sales to drive future increases in recurring revenue. If the manufacturing sector of the economy improves in the future, the percentage of recurring revenue may be slightly lower, indicating a higher amount of new business. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the nature, size and timing of new business.

Equipment Industry

The Equipment Industry has been a growing percentage of the Company’s revenue over the past six years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others primarily in the U.S., Canada, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with dealers in the existing vertical markets and the manufacturers and distributors whose products they sell and service, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 94% for the three months ended October 31, 2003 to 95% for the three months ended October 31, 2004.

North American

Recurring revenues in the North American Equipment Industry increased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to an increase in the base revenue of subscription renewals from the Company’s catalog products. Non-recurring revenues in the North American Equipment Industry increased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to new customer contracts.

Non-North American

Recurring revenues in the non-North American Equipment Industry decreased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to the loss of a customer in the power generation market and the discontinuation of a legacy microfiche publishing application. Non-recurring revenues in the non-North American Equipment Industry decreased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to lack of new sales as the company is in the process of reorganizing its European operations to a dealer-centric model similar to its North American operations.

Catalog and Related Products

Recurring revenues from the Company’s catalog and related products in the Equipment Industry increased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to an increase in the Company’s base revenue from catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to continue to increase in the North American Industry and to remain relatively the same as the first quarter of fiscal 2005 in the non-North American Equipment Industry through the fourth quarter of fiscal 2005.

Communications Products

Revenues from the Company’s communications products decreased for the three months ended October 31, 2004, compared to the same period last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2005.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes sales of database management and electronic communication services to the agricultural inputs industry. Revenues in this business have decreased for the three months ended October 31, 2004, compared to the same period last year because an industry association introduced a competitive offering to our database management services. As a result, many of the agricultural inputs industry participants did not renew their contracts for database management services, which were approximately $500,000 on an annual basis and expire each December. The Company continues to provide electronic communication services to the agricultural inputs industry, but management expects these revenues to continue to decline for the remainder of fiscal 2005.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended
	October 31		Percent
	2004	2003	Change
Subscriptions, support and other services fees
Revenue	$2,402	$2,289	5%
Cost of revenue	193	155	25%
Cost of revenue as a percent of revenue	8%	7%
Software licenses and renewals
Revenue	576	589	(2%)
Cost of revenue	154	462	(67%)
Cost of revenue as a percent of revenue	27%	78%
Professional services
Revenue	297	407	(27%)
Cost of revenue	82	191	(57%)
Cost of revenue as a percent of revenue	28%	47%
Total
Revenue	$3,275	$3,285	0%
Cost of revenue	429	808	(47%)
Cost of revenue as a percent of revenue	13%	25%

Cost of subscriptions, support and other services fees consists primarily of reseller fees, telecommunications costs, catalog replication and distribution costs. Cost of subscriptions, support and other services fees as a percentage of revenue increased for the three month period ended October 31, 2004, compared to the same period last year primarily due to an increase in catalog replication costs absorbed by the Company. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to be relatively consistent from quarter to quarter.

Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue decreased significantly for the three month period ended October 31, 2004, compared to the same period last year, primarily due to lower software amortization costs, as the software product costs of PartSmart™ acquired in fiscal 1999, became fully amortized in May, 2004. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not directly correlated to the level of revenue generated from software license and renewals. Management expects software amortization costs to increase slightly from the current level for the remainder of the year as the Company releases new products, but still be well below last year.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to the reclassification of catalog production labor that is not directly billed to the manufacturer to cost of subscriptions where the Company realizes revenue for this service. These costs had previously not been segregated from catalog production labor which was billed to the manufacturer. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.

Operating Expenses
(In thousands)

	Three months ended
	October 31		Percent
	2004	2003	Change
Customer operations and support	262	283	(7%)
Selling, general and administrative	1,709	1,758	(3%)
Software development and technical support	421	341	23%
Less capitalized portion	(162)	(64)	153%
Depreciation and amortization	54	35	54%

Net operating expenses	$2,284	$2,353	(3%)

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three month period ended October 31, 2004, compared to the same period last year primarily due to reduced customer operations and support costs for the agricultural inputs industry and continued server room cost reductions. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2005.

Selling, general and administrative expenses (“SG&A”) decreased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to decreased legal fees related to the institution of a Shareholder Rights Plan, the Company’s option exchange program and the WITECH equity buy-back agreement in the first quarter of fiscal 2004, offset in part by increased sales and marketing expense in the first quarter of fiscal 2005. SG&A, as a percentage of revenue, decreased slightly from 54% for the three month period ended October 31, 2003 to 52% for the three month period ended October 31, 2004. Management expects SG&A costs to increase compared to the previous year for the remainder of fiscal 2005 due to investments in new product marketing and the reorganizing of the non-North American business.

The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs increased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to temporarily open positions in the first quarter of fiscal 2004 and a shift in resources from cost of sales to software development in the first quarter of fiscal 2005. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2005.

Capitalized software product costs represented 38% of software development and technical support for the three month period ended October 31, 2004, compared to 19% for the same period last year. Capitalized software product costs fluctuate from quarter to quarter depending on the deployment of the Company’s resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support. Management expects that capitalized software product costs will continue to be higher than the previous year for the remainder of fiscal 2005, because of planned product development investments.

Depreciation and amortization expense increased for the three month period ended October 31, 2004, compared to the same period last year. Management expects depreciation and amortization to increase slightly for the remainder of fiscal 2005, as the Company invests in the business.

Other Items

Earnings increased from net income of $72,000 for the three month period ended October 31, 2003, to net income of $494,000 for the three month period ended October 31, 2004. The increase in earnings is primarily due to the decrease in software amortization expense. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2005, although there can be no assurance that this will occur.

Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment was approximately $64,000 and $96,000 for the three month periods ended October 31, 2004 and 2003, respectively. In addition, approximately $21,000 and $15,000 of excess debt principal was amortized to offset interest expense for the three month period ended October 31, 2004 and 2003, respectively.

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

On October 27, 2003, the Company acquired the technology and customer base of VertX Commerce Corporation (“VertX”). ARI has been reselling the VertX software under the brand name WebsiteSmart™. The acquisition did not have a material impact on the Company’s financial statements.

The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.

Cash Flow Information
(In thousands)

	Three months ended
	October 31		Percent
	2004	2003	Change
Net income	$494	$72
Amortization of software products	141	443
Amortization of deferred finance costs and debt discount	(21)	(15)
Depreciation and other amortization	54	35
Stock issued as contribution to 401(k) plan	37	37

Net cash provided by operating activities before changes in working capital	705	572	23%
Effect of net changes in working capital	30	(504)	106%

Net cash provided by operating activities	735	68	981%
Net cash used in investing activities	(671)	(189)	(255%)

Net cash provided by operating and investing activities	$64	$(121)	153%

Net cash provided by operating activities increased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to the increase in net income and the components of working capital. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities increased for the three month period ended October 31, 2004, compared to the same periods last year, primarily due to the acquisition of software from a third party that will be incorporated into a new ARI product and increased in-house capitalized software product costs. Management expects the total of cash provided by operating activities and used in investing activities to be positive for the remainder of fiscal 2005, although there can be no assurance that this result will be ultimately achieved.

At October 31, 2004, the Company had cash of approximately $3,170,000 compared to approximately $3,357,000 at July 31, 2004.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.

Debt Schedule
(In thousands)

	October 31	July 31
	2004	2004	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	200	—
Long term portion of note payable	400	450	(50)

Total note payable to WITECH	600	650	(50)
Notes payable to New Holders:
Current portion of notes payable	800	800	—
Long term portion of notes payable	2,500	2,700	(200)

Total face value of notes payable to New Holders	3,300	3,500	(200)
Carrying value in excess of face amount of notes payable	157	182	(25)
Debt discount (common stock warrants and options)	(24)	(26)	2

Total carrying value of notes payable to New Holders	3,433	3,656	(223)

Total debt and receivables financing	$4,033	$4,306	$(273)

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

Earnings before Interest, Taxes, Depreciation and Amortization
(in thousands)

	Three months ended
	October 31		Percent
	2004	2003	Change
Net income	$494	$72
Plus: Interest	44	81
Amortization of software products	141	443
Other depreciation and amortization	54	35
Income tax expense	36	—

Earnings before interest, taxes, depreciation and amortization	$769	$631	22%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased for the three month period ended October 31, 2004, compared to the same period last year, primarily due to the reduction in operating expenses net of capitalized software product costs. Management believes that EBITDA will continue at the same level for the remainder of fiscal 2005, as the Company invests in the future, although there can be no assurance that this will occur.

This Management’s Discussion and Analysis or Plan of Operation discloses EBITDA (earnings before interest and other taxes, depreciation and amortization) and cash from operations and investment before changes in working capital (“earn/burn rate”), each of which may be considered a non-GAAP financial measure. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States. In order to fully assess the Company’s financial results, management believes that EBITDA and earn/burn rate are appropriate measures of evaluating operating performance and liquidity, respectively. EBITDA is a commonly used measurement of financial performance. In addition, management believes EBITDA is helpful in understanding period-over-period operating results separate and apart from items that may, or could, have a disproportionate impact on the Company’s results of operations in any particular period. The Company believes that cash from operations and investment before changes in working capital items (earn/burn rate) is helpful in determining and measuring the amount of cash generated from the Company’s business, separate and apart from changes caused by changes in working capital items, which, over several periods, tend to offset each other. However, these measures should be considered in addition to, and not as a substitute for operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

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

ITEM 3. CONTROLS AND PROCEDURES

ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of October 31, 2004.

There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During the quarter ended October 31, 2004, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

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

ARI Network Services, Inc. (Registrant)

Date: December 15, 2004	/s/ Brian E. Dearing

Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer