Form 10QSB
period 2005-01-31
ARI NETWORK SERVICES INC /WI
filed 2005-03-17
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

YES ☑ NO ☐

As of March 10, 2005, there were 6,005,707 shares of the registrant’s shares outstanding.

Transitional Small Business Disclosure Format (check one).

YES ☐ NO ☑

ARI Network Services, Inc.

FORM 10-QSB

FOR THE THREE MONTHS ENDED JANUARY 31, 2005

ARI Network Services, Inc.

Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31	July 31
	2005	2004
ASSETS
Current assets:
Cash	$3,326	$3,357
Trade receivables, less allowance for doubtful accounts of $83 at January 31, 2005 and $44 at July 31, 2004	729	1,121
Prepaid expenses and other	101	187

Total current assets	4,156	4,665

Equipment and leasehold improvements:
Computer equipment	4,751	4,607
Leasehold improvements	73	73
Furniture and equipment	1,500	1,491

	6,324	6,171
Less accumulated depreciation and amortization	5,753	5,630

Net equipment and leasehold improvements	571	541

Other assets	38	15

Capitalized software product costs	10,949	10,203
Less accumulated amortization	9,507	9,233

Net capitalized software product costs	1,442	970

Total Assets	$6,207	$6,191

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31	July 31
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$1,000	$1,000
Accounts payable	248	260
Deferred revenue	5,302	5,453
Accrued payroll and related liabilities	805	951
Accrued sales, use and income taxes	168	489
Other accrued liabilities	641	564
Current portion of capital lease obligations	5	10

Total current liabilities	8,169	8,727

Long term liabilities:
Notes payable (net of discount)	2,762	3,306
Accrued payroll and related liabilities	568	495
Other long term liabilities	211	211
Capital lease obligations	2	3

Total long term liabilities	3,543	4,015

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2005 and July 31, 2004, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,005,707 and 5,923,034 shares issued and outstanding at January 31, 2005 and July 31, 2004, respectively	5	5
Common stock warrants and options	36	36
Additional paid-in-capital	93,722	93,625
Accumulated deficit	(99,268)	(100,217)

Total shareholders’ equity (deficit)	(5,505)	(6,551)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,207	$6,191

See notes to unaudited condensed financial statements.

Note: The balance sheet at July 31, 2004 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.

Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31		January 31
	2005	2004	2005	2004
Net revenues:
Subscriptions, support and other services fees	$2,422	$2,260	$4,824	$4,549
Software licenses and renewals	558	604	1,134	1,193
Professional services	324	429	621	836

	3,304	3,293	6,579	6,578

Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	233	129	426	284
Software licenses and renewals *	145	458	299	920
Professional services	48	149	130	340

	426	736	855	1,544
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	69	37	123	72
Customer operations and support	257	291	519	574
Selling, general and administrative	1,745	1,758	3,454	3,516
Software development and technical support	445	362	866	703

Operating expenses before amounts capitalized	2,942	3,184	5,817	6,409
Less capitalized portion	(144)	(123)	(306)	(187)

Net operating expenses	2,798	3,061	5,511	6,222

Operating income	506	232	1,068	356
Other expense:
Interest expense	(47)	(64)	(91)	(145)
Other, net	10	7	22	36

Total other expense	(37)	(57)	(69)	(109)

Income before provision for income taxes	469	175	999	247

Income tax expense	(14)	—	(50)	—

Net income	$455	$175	$949	$247

Average common shares outstanding:
Basic	5,974	5,780	5,958	5,788
Diluted	6,445	6,039	6,429	6,047

Net income per share:
Basic	$0.08	$0.03	$0.16	$0.04

Diluted	$0.07	$0.03	$0.15	$0.04

See notes to unaudited condensed financial statements.

*	Includes amortization of software products of $133, $445, $274 and $888 and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.

Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	January 31
	2005	2004
Operating activities
Net income	$949	$247
Adjustments to reconcile net income to net cash provided by Operating activities:
Amortization of software products	274	888
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(42)	(29)
Depreciation and other amortization	123	72
Stock issued as contribution to 401(k) plan	37	37
Net change in receivables, prepaid expenses and other current assets	453	487
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(480)	(445)

Net cash provided by operating activities	1,314	1,257

Investing activities
Purchase of equipment and leasehold improvements	(153)	(77)
Purchase of assets related to acquisitions	—	(108)
Software product costs capitalized	(746)	(187)

Net cash used in investing activities	(899)	(372)

Financing activities
Payments under notes payable	(500)	(250)
Payments of capital lease obligations	(6)	(16)
Debt issuance costs incurred	—	(20)
Proceeds from issuance of common stock	60	4

Net cash used in financing activities	(446)	(282)

Net increase (decrease) in cash	(31)	603
Cash at beginning of period	3,357	2,120

Cash at end of period	$3,326	$2,723

Cash paid for interest	$131	$112

Cash paid for income taxes	$55	$—

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$—	$37
Exchange of equity to debt	—	1,000

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
(Unaudited)
January 31, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2004.

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

	Three months ended		Six months ended
	January 31		January 31
	2005	2004	2005	2004
Weighted average common shares outstanding	5,974	5,780	5,958	5,788
Dilutive effect of stock options and warrants	471	259	471	259

Diluted weighted average common shares outstanding	6,445	6,039	6,429	6,047

3. STOCK-BASED COMPENSATION

The Company has stock-based compensation plans. SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” requires companies with stock-based compensation plans to disclose the pro forma effect of stock-based compensation on earnings and earnings per share. The following table sets forth the effect on earnings and earnings per share (in thousands, except per share data) of stock-based compensation had the cost been determined based upon the fair value at the grant date for awards under the plan using the Black-Scholes valuation method.

	Three months ended		Six months ended
	January 31		January 31
	2005	2004	2005	2004
Net income, as reported	$455	$175	$949	$247
Stock-based compensation using the fair value method	(89)	(18)	(136)	(35)

Pro forma net income	$366	$157	$813	$212
Net income per share
Basic — as reported	$0.08	$0.03	$0.16	$0.04
Basic — pro forma	$0.06	$0.03	$0.14	$0.04
Diluted — as reported	$0.07	$0.03	$0.15	$0.04
Diluted — pro forma	$0.06	$0.03	$0.13	$0.04

4. NOTES PAYABLE

On April 24, 2003, the Company restructured its debt. In exchange for its previously outstanding securities, the Company issued to a group of investors, in aggregate, $500,000 in cash, unsecured notes in the amount of $3.9 million and warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the notes is the prime interest rate plus 2% (effective rate of 7.25% as of January 31, 2005). The notes (in aggregate) are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the note holders, has the right to appoint one designee to the Company’s Board of Directors. The warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the exchange of the previously outstanding securities for $500,000 in cash, the notes and the warrants was accounted for as a troubled debt restructuring and no gain was recorded. Instead the liability in excess of the future cash payments, which was originally approximately $322,000, remains on the balance sheet as long term debt and is being amortized as a reduction of interest expense over the life of the notes.

On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable quarterly through September 30, 2007, at the prime interest rate plus 2% (effective rate of 7.25% as of January 31, 2005).

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

6. CLAIM FOR INDEMNIFICATION

The Company recently received a letter on behalf of one of its customers asserting a warranty claim and/or a claim for indemnity with respect to a complaint filed against the customer for patent infringement in the United States District Court for the Eastern District of Texas. In connection with the case, the customer has identified three other suppliers as potential indemnitors as well. The customer is one of several primarily large, multinational corporate defendants alleged to have violated patents purporting to cover an “Electronic Proposal Preparation System” (U.S. Patent No. 5,615,342) and/or “Computer-Assisted Parts Sales Method” (U.S. Patent No. 5,367,627). The customer has denied any and all allegations of patent infringement in the lawsuit. If the Company can assist its customer in its defense, management intends to do so. At the same time, ARI denies any responsibility, warranty or indemnification to the customer with respect to the complaint and intends to vigorously defend itself in this matter should that become necessary.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Total revenue increased marginally from $3,293,000 for the three months ended January 31, 2004 to $3,304,000 for the three months ended January 31, 2005 and from $6,578,000 for the six months ended January 31, 2004 to $6,579,000 for the six months ended January 31 2005. The limited change consisted of an increase in recurring revenues from the Company’s catalog products in the North American sector of the Equipment Industry, offset by a decrease in revenues from the Non-North American sector of the Equipment Industry and the Non-equipment Industry. Earnings increased from $175,000, or $0.03 per share for the quarter ended January 31, 2004 to $455,000 or $0.08 per share for the quarter ended January 31, 2005 and from $247,000 or $0.04 for the six months ended January 31, 2004 to $949,000 or $0.16 per share for the six months ended January 31, 2005 primarily due to decreased software amortization expense. Management believes that the Company will have modest revenue growth and continue to be profitable for the remainder of fiscal 2005.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, capitalized software product costs, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and are subject to change in the near term.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about accrued expenses that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and are subject to change in the near term.

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

Revenues

The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers in the manufactured equipment market. The Company currently provides 82 catalogs of manufactured equipment from 69 manufacturers to over 28,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market, and others, primarily in North America, Europe and Australia. Collectively, dealers and distributors have over 88,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) integrated marketing services including template-based website services and technology-enabled direct mail services and (3) communication or transaction services. The Company’s primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.

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

Catalog, Customer and Subscription Information by Region
(As of January 31, 2005)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
North American	74	58	71,782	103	19,399
Non-North American	69	11	16,677	22	8,633
Included in both Regions	(61)	—	—	—	—

Total	82	69	88,459	125	28,032

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.

As part of its historical business practice, the Company continues to provide electronic transaction services to the North American agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, the percentage of revenues coming from the non-equipment industry is expected to continue to decline during fiscal 2005.

Management reviews the Company’s recurring vs. non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.

Revenue by Industry Sector
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2005	2004	Change	2005	2004	Change
Industry Sector:
Equipment Industry
North American
Recurring	$2,673	$2,428	10%	$5,165	$4,783	8%
Non-recurring	315	369	(15%)	710	735	(3%)

Subtotal	2,988	2,797	7%	5,875	5,518	6%

Non-North American
Recurring	203	289	(30%)	427	584	(27%)
Non-recurring	—	66	(100%)	—	134	(100%)

Subtotal	203	355	(43%)	427	718	(41%)

Total Equipment Industry
Recurring	2,876	2,717	6%	5,592	5,367	4%
Non-recurring	315	435	(28%)	710	869	(18%)

Subtotal	3,191	3,152	1%	6,302	6,236	1%

Non-equipment Industry
Recurring	113	141	(20%)	277	342	(19%)
Non-recurring	—	—	—	—	—	—

Subtotal	113	141	(20%)	277	342	(19%)

Total Revenue
Recurring	2,989	2,858	5%	5,869	5,709	3%
Non-recurring	315	435	(28%)	710	869	(18%)

Grand Total	$3,304	$3,293	0%	$6,579	$6,578	0%

Revenue by Product in the Equipment Industry
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2005	2004	Change	2005	2004	Change
Product:
Equipment Industry
Catalog and related
Recurring	$2,758	$2,603	6%	$5,357	$5,120	5%
Non-recurring	315	434	(27%)	710	862	(18%)

Subtotal	3,073	3,037	1%	6,067	5,982	1%

Communications
Recurring	118	114	4%	235	247	(5%)
Non-recurring	—	1	(100%)	—	7	(100%)

Subtotal	118	115	3%	235	254	(7%)

Total Equipment Industry	$3,191	$3,152	1%	$6,302	$6,236	1%

Recurring revenues are derived from catalog subscription fees, catalog data update fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 89% for the six months ended January 31, 2005 compared to 87% for the same period last year. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the nature, size and timing of new business.

Equipment Industry

The Equipment Industry has been a growing percentage of the Company’s revenue over the past five years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others primarily in North America, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with dealers in the existing vertical markets and the manufacturers and distributors whose products they sell and service, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 95% for the six months ended January 31, 2004 to 96% for the six months ended January 31, 2005.

North American

Recurring revenues in the North American Equipment Industry increased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to an increase in the base revenue of subscription renewals from the Company’s catalog products and services. Non-recurring revenues in the North American Equipment Industry decreased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to fewer large customization projects as the Company sells a larger number of smaller deals, requiring less customization.

Non-North American

Recurring revenues in the non-North American Equipment Industry decreased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to the loss of a customer in the power generation market and the discontinuation of a legacy microfiche publishing application. Non-recurring revenues in the non-North American Equipment Industry decreased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to no new sales. Management expects revenues in the Non-North American Equipment Industry to continue at the same level or to improve slightly for the remainder of fiscal 2005, as the Company invests in a new dealer-centric model similar to that used in its North American operations, and expects to show more significant improvements in fiscal 2006.

Catalog and Related Products

Recurring revenues from the Company’s catalog and related products in the Equipment Industry increased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to an increase in the Company’s base revenue from new catalog customers and an increase in the volume of catalogs purchased by dealers. Non-recurring revenues from the Company’s catalog and related products in the Equipment Industry decreased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to less professional service revenues from customization projects. Management expects recurring catalog and related revenues, which have a higher margin than revenues from professional services, to continue to increase in the North American Equipment Industry, and non-recurring catalog and related revenues in this industry to continue at relatively the same level for the remainder of fiscal 2005.

Communications Products

Revenues from the Company’s communications products increased for the three month period ended January 31, 2005, compared to the same period last year, primarily due to fluctuations in network traffic revenues and decreased for the six month period ended January 31, 2005, compared to the same period last year. The Company has focused the business primarily on its catalog products. Management expects revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2005.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes sales of electronic communication services to the agricultural inputs industry. Revenues in this business have decreased for the three and six month periods ended January 31, 2005, compared to the same periods last year because an industry association introduced a competitive offering to our database management services. As a result, many of the agricultural inputs industry participants did not renew their contracts for database management services, which were approximately $500,000 on an annual basis. The Company continues to provide electronic communication services to the agricultural inputs industry, but management expects these revenues, as a percentage of total revenues, to continue to decline for the remainder of fiscal 2005.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2005	2004	Change	2005	2004	Change
Subscriptions, support and other services fees Revenue	$2,422	$2,260	7%	$4,824	$4,549	6%
Cost of revenue	233	129	81%	426	284	50%
Cost of revenue as a percent of revenue	10%	6%		9%	6%

Software licenses and renewals Revenue	558	604	(8%)	1,134	1,193	(5%)
Cost of revenue	145	458	(68%)	299	920	(83%)
Cost of revenue as a percent of revenue	26%	76%		26%	77%

Professional services Revenue	324	429	(24%)	621	836	(26%)
Cost of revenue	48	149	(68%)	130	340	(62%)
Cost of revenue as a percent of revenue	15%	35%		21%	41%

Total Revenue	$3,304	$3,293	0%	$6,579	$6,578	0%
Cost of revenue	426	736	(42%)	855	1,544	(45%)
Cost of revenue as a percent of revenue	13%	22%		13%	23%

Cost of subscriptions, support and other services fees consists primarily of reseller fees, telecommunication costs, catalog production, replication and distribution costs. Cost of subscriptions, support and other services fees as a percentage of revenue increased for the three and six month periods ended January 31, 2005, compared to the same periods last year primarily due to an increase in catalog production and replication costs absorbed by the Company as part of a strategy to acquire additional catalog titles to sell to dealers. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to vary slightly from quarter to quarter, depending on the timing of catalog update shipments.

Cost of software licenses and renewals consists primarily of amortization of software products, software royalties and reseller commissions. Cost of software license and renewals as a percentage of revenue decreased significantly for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to lower software amortization costs, as the software product costs of PartSmartTM, acquired in fiscal 1999, became fully amortized in May, 2004. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same as amortization of software is not related to the level of revenue generated from software license and renewals. Management expects software amortization costs to increase slightly from the current level for the remainder of the year as the Company releases new products, but still be well below last year.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to the reclassification of catalog production labor that is not directly billed to the manufacturer to cost of subscriptions, where the Company realizes revenue for this service. These costs had previously not been segregated from catalog production labor which was billed to the manufacturer. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.

Operating Expenses
(In thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2005	2004	Change	2005	2004	Change
Cost of products and services sold	$426	$736	(42%)	$855	$1,544	(45%)
Customer operations and support	257	291	(12%)	519	574	(10%)
Selling, general and administrative	1,745	1,758	(1%)	3,454	3,516	(2%)
Software development and technical support	445	362	23%	866	703	23%
Less capitalized portion	(144)	(123)	17%	(306)	(187)	64%
Depreciation and amortization	69	37	86%	123	72	71%

Net operating expenses	$2,798	$3,061	(9%)	$5,511	$6,222	(11%)

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three and six month periods ended January 31, 2005, compared to the same periods last year primarily due to reduced customer operations and support costs for the agricultural inputs industry and continued server room cost reductions. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2005.

Selling, general and administrative expenses (“SG&A”) decreased slightly for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to decreased legal fees in the first quarter and the reduction of an accrual for costs related to a sales tax audit, offset by increased consulting costs related to Sarbanes-Oxley 404 compliance. SG&A, as a percentage of revenue remained approximately the same at 53% for the six month periods ended January 31, 2004 and January 31, 2005. Management expects SG&A costs as a percentage of revenue to increase compared to the previous year for the remainder of fiscal 2005 due to investments in new product marketing and the reorganizing of the non-North American business.

The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs increased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to temporarily open positions in the first quarter of fiscal 2004 and a shift in resources from cost of sales to software development in the first quarter of fiscal 2005. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2005 as we invest in new products.

Capitalized software product costs represented 35% of software development and technical support for the six month periods ended January 31, 2005, compared to 27% for the same period last year. Capitalized software product costs fluctuate from quarter to quarter depending on the deployment of the Company’s resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support. Management expects that capitalized software product costs will continue to be higher than the previous year for the remainder of fiscal 2005, because of planned product development investments.

Depreciation and amortization expense increased for the three and six month periods ended January 31, 2005, compared to the same periods last year as the Company made investments in computer equipment. Management expects depreciation and amortization to continue to be higher than the previous year for the remainder of fiscal 2005.

Other Items

Net income increased from $247,000 for the six month period ended January 31, 2004, to $949,000 for the six month period ended January 31, 2005. The increase in net income is primarily due to the decrease in software amortization expense. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2005, although there can be no assurance that this will occur.

Interest expense includes both cash and non-cash interest. Cash interest paid or accrued for payment was approximately $133,000 and $174,000 for the six month periods ended January 31, 2005 and 2004, respectively. In addition, approximately $42,000 and $29,000 of excess debt principal, a non-cash item, was amortized to offset interest expense for the six month periods ended January 31, 2005 and 2004, respectively.

On November 19, 2003, pursuant to its option exchange program, the Company accepted for cancellation options to purchase 319,186 shares of common stock, representing approximately 29% of the options that were eligible for exchange in the offer. Subject to and in accordance with the terms of the offer, the Company issued, on May 21, 2004, replacement options to purchase 245,944 shares of the Company’s common stock in exchange for the options cancelled in the offer.

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

On October 27, 2003, the Company acquired the technology and customer base of VertX Commerce Corporation (“VertX”). ARI had been reselling the VertX software under the brand name WebsiteSmart™. The acquisition did not have a material impact on the Company’s financial statements.

The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain information reconciling earn/burn rate to the Company’s unaudited financial statements.

Earn/Burn Rate
(In thousands)

	Three months ended			Nine months ended
	January 31		Percent	January 31		Percent
	2005	2004	Change	2005	2004	Change
Net cash provided by operating activities	$579	$1,189	(51%)	$1,314	$1,257	5%
Less: Net increase (decrease) in receivables, prepaid expenses and other current assets	(31)	(338)	91%	(453)	(487)	7%
Net (increase) decrease in accounts payable, deferred revenue and accrued liabilities	88	(208)	142%	480	445	8%
Net cash used in investing activities	(228)	(183)	(25%)	(899)	(372)	(142%)

Earn/burn rate	$408	$460	(11%)	$442	$843	(48%)

Net cash provided by operating activities increased slightly for the six month period ended January 31, 2005, compared to the same period last year, primarily due to the increase in net income and decreased for the three month period ended January 31, 2005, compared to the same period last year, primarily due to components of working capital. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities increased for the three and six month periods ended January 31, 2005, compared to the same periods last year, primarily due to the acquisition of software purchased from a third party in the first quarter of fiscal 2005 that will be incorporated into a new ARI product and increased in-house capitalized software product costs. Management expects the earn/burn rate to continue to be less than the prior year for the remainder of fiscal 2005, as the Company invests in marketing and the development of new software products.

At January 31, 2005, the Company had cash of approximately $3,326,000 compared to approximately $3,357,000 at July 31, 2004.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.

Debt Schedule
(In thousands)

	January 31	July 31
	2005	2004	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	200	—
Long term portion of note payable	350	450	(100)

Total note payable to WITECH	550	650	(100)
Notes payable to New Holders:
Current portion of notes payable	800	800	—
Long term portion of notes payable	2,300	2,700	(400)

Total face value of notes payable to New Holders	3,100	3,500	(400)
Carrying value in excess of face amount of notes payable	134	182	(48)
Debt discount (common stock warrants and options)	(22)	(26)	4

Total carrying value of notes payable to New Holders	3,212	3,656	(444)

Total debt	$3,762	$4,306	$(544)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors, in aggregate, $500,000 in cash, unsecured notes in the amount of $3.9 million and warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the notes is prime plus 2% (effective rate of 7.25% as of January 31, 2005). The notes (in aggregate) are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the note holders, has the right to appoint one designee to the Company’s Board of Directors. The warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2% (effective rate of 7.25% as of January 31, 2005). The note does not contain any financial covenants.

On July 9, 2004, the Company entered into a line of credit with Bank One, N.A. which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts minus $75,000, up to $500,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2005, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants. As of March 10, 2005, the Company had not borrowed on the line of credit.

Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a large acquisition or to make a large investment in its business.

The following table sets forth, for the periods indicated, certain information reconciling earnings before interest, taxes, depreciation and amortization to the Company’s unaudited financial statements.

Earnings before Interest, Taxes, Depreciation and Amortization
(in thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2005	2004	Change	2005	2004	Change
Net income	$455	$175	160%	$949	$247	284%
Plus: Interest	47	64	(27%)	91	145	(37%)
Amortization of software products	133	445	(70%)	274	888	(69%)
Other depreciation and amortization	69	37	86%	123	72	71%
Income tax expense	14	—	100%	50	—	100%

Earnings before interest, taxes, depreciation and amortization	$718	$721	(0%)	$1,487	$1,352	10%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) decreased marginally, for the three month period ended January 31, 2005, compared to the same period last year. EBITDA increased for the six month period ended January 31, 2005, compared to the same period last year, primarily due to the reduction in operating expenses net of capitalized software product costs in the first quarter of fiscal 2005. Management believes that EBITDA will continue at the same level for the remainder of fiscal 2005, as the Company invests in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of January 31, 2005.

There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	ARI held its 2004 Annual Meeting of Shareholders on December 9, 2004.

(b)	Votes cast for the election of William C. Mortimore to serve as director until the 2007 Annual Shareholder’s Meeting were as follows:

For	5,626,172
Withheld authority to vote for	29,304

(c)	Votes cast for the election of Richard W. Weening to serve as director until the 2007 Annual Shareholder’s Meeting were as follows:

For	4,843,174
Withheld authority to vote for	812,302

(d)	Votes cast to ratify the appointment of Wipfli LLP as ARI’s auditors for the year ending July 31, 2005 were as follows:

For	5,622,454
Against	11,253
Abstained	21,769

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

ARI Network Services, Inc. (Registrant)

Date:	March 17, 2005	/s/ Brian E. Dearing

Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer