Form 10QSB
period 2005-04-30
ARI NETWORK SERVICES INC /WI
filed 2005-06-14
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to __________________

Commission file number 000-19608

ARI Network Services, Inc.

(Exact name of small business issuer as specified in its charter)

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

YES     ✓      NO

As of June 10, 2005, there were 6,063,659 shares of the registrant’s shares outstanding.

Transitional Small Business Disclosure Format (check one).

YES             NO     ✓

ARI Network Services, Inc.

FORM 10-QSB

FOR THE THREE MONTHS ENDED APRIL 30, 2005

INDEX

PART I — FINANCIAL INFORMATION
Page
Item 1 Financial statements

Condensed balance sheets – April 30, 2005 and July 31, 2004	3-4

Condensed statements of operations for the three and nine months ended April 30, 2005 and 2004	5

Condensed statements of cash flows for the nine months ended April 30, 2005 and 2004	6

Notes to unaudited condensed financial statements	7-8

Item 2 Management’s discussion and analysis or plan of operation	9-17

Item 3 Controls and procedures	18

PART II – OTHER INFORMATION

Item 2 Unregistered sales of equity securities and use of proceeds	18

Item 6 Exhibits	18

Signatures	19
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

ITEM 1. FINANCIAL STATEMENTS

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

ASSETS	April 30	July 31
	2005	2004
Current assets:
Cash	$3,632	$3,357
Trade receivables, less allowance for doubtful accounts of $86 at April 30, 2005 and $44 at July 31, 2004	759	1,121
Prepaid expenses and other	148	187

Total current assets	4,539	4,665

Equipment and leasehold improvements:
Computer equipment	4,812	4,607
Leasehold improvements	73	73
Furniture and equipment	1,518	1,491

	6,403	6,171

Less accumulated depreciation and amortization	5,820	5,630

Net equipment and leasehold improvements	583	541

Other assets	37	15

Capitalized software product costs	11,142	10,203
Less accumulated amortization	9,650	9,233

Net capitalized software product costs	1,492	970

Total Assets	$6,651	$6,191

ARI Network Services, Inc.
Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	April 30	July 31
	2005	2004
Current liabilities:
Current portion of notes payable	$1,000	$1,000
Accounts payable	208	260
Deferred revenue	5,337	5,453
Accrued payroll and related liabilities	949	951
Accrued sales, use and income taxes	182	489
Other accrued liabilities	696	564
Current portion of capital lease obligations	6	10

Total current liabilities	8,378	8,727

Long term liabilities:
Notes payable (net of discount)	2,495	3,306
Accrued payroll and related liabilities	568	495
Other long term liabilities	211	211
Capital lease obligations	—	3

Total long term liabilities	3,274	4,015

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2005 and July 31, 2004, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,012,582 and 5,923,034 shares issued and outstanding at April 30, 2005 and July 31, 2004, respectively	5	5
Common stock warrants and options	36	36
Additional paid-in-capital	93,731	93,625
Accumulated deficit	(98,773)	(100,217)

Total shareholders’ equity (deficit)	(5,001)	(6,551)

Total Liabilities and Shareholders’ Equity (Deficit)	$6,651	$6,191

See notes to unaudited condensed financial statements.

Note: The balance sheet at July 31, 2004 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30		April 30
	2005	2004	2005	2004
Net revenues:
Subscriptions, support and other services fees	$2,534	$2,263	$7,358	$6,812
Software licenses and renewals	552	590	1,686	1,783
Professional services	373	505	994	1,341

	3,459	3,358	10,038	9,936
Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	186	98	612	382
Software licenses and renewals *	153	470	452	1,390
Professional services	134	306	264	646

	473	874	1,328	2,418

Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	67	38	190	110
Customer operations and support	265	249	784	823
Selling, general and administrative	1,805	1,696	5,259	5,212
Software development and technical support	487	399	1,353	1,102

Operating expenses before amounts capitalized	3,097	3,256	8,914	9,665
Less capitalized portion	(192)	(144)	(498)	(331)

Net operating expenses	2,905	3,112	8,416	9,334

Operating income	554	246	1,622	602
Other income (expense):
Interest expense	(49)	(55)	(140)	(200)
Other, net	3	(11)	25	25

Total other expense	(46)	(66)	(115)	(175)

Income before provision for income taxes	508	180	1,507	427
Income tax expense	(13)	—	(63)	—

Net income	$495	$180	$1,444	$427

Average common shares outstanding:
Basic	6,008	5,861	5,974	5,812
Diluted	6,598	6,115	6,564	6,066

Net income per share:
Basic	$0.08	$0.03	$0.24	$0.07

Diluted	$0.08	$0.03	$0.22	$0.07

See notes to unaudited condensed financial statements.

*	Includes amortization of software products of $143, $435, $417 and $1,323 for the three months ended April 30, 2005 and 2004 and the nine months ended April 30, 2005 and 2004, respectively, and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30
	2005	2004
Operating activities
Net income	$1,444	$427
Adjustments to reconcile net income to net cash provided by Operating activities:
Amortization of software products	417	1,323
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(58)	(42)
Depreciation and other amortization	190	110
Stock issued as contribution to 401(k) plan	37	37
Net change in receivables, prepaid expenses and other current assets	376	215
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(272)	(370)

Net cash provided by operating activities	2,134	1,700

Investing activities
Purchase of equipment and leasehold improvements	(232)	(106)
Purchase of assets related to acquisitions	—	(108)
Software product costs capitalized	(939)	(331)

Net cash used in investing activities	(1,171)	(545)

Financing activities
Payments under notes payable	(750)	(500)
Payments of capital lease obligations	(7)	(19)
Debt issuance costs incurred	—	(20)
Proceeds from issuance of common stock	69	11

Net cash used in financing activities	(688)	(528)

Net increase in cash	275	627
Cash at beginning of period	3,357	2,120

Cash at end of period	$3,632	$2,747

Cash paid for interest	$197	$353

Cash paid for income taxes	$55	$—

Noncash investing and financing activities
Issuance of common stock in connection with deferred executive compensation	$—	$130
Issuance of common stock in connection with acquisitions	—	37
Exchange of equity to debt	—	1,000

See notes to unaudited condensed financial statements.

Notes to Condensed Financial Statements
(Unaudited)
April 30, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2004.

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

	Three months ended		Nine months ended
	April 30		April 30
	2005	2004	2005	2004
Weighted average common shares outstanding	6,008	5,861	5,974	5,812
Dilutive effect of stock options and warrants	590	254	590	254

Diluted weighted average common shares outstanding	6,598	6,115	6,564	6,066

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

	Three months ended		Nine months ended
	April 30		April 30
	2005	2004	2005	2004
Net income, as reported	$495	$180	$1,444	$427
Stock-based compensation using the fair value method	(93)	(18)	(229)	(53)

Pro forma net income	$402	$162	$1,215	$374
Net income per share Basic — as reported	$0.08	$0.03	$0.24	$0.07
Basic — pro forma	$0.07	$0.03	$0.20	$0.06
Diluted — as reported	$0.08	$0.03	$0.22	$0.07
Diluted — pro forma	$0.06	$0.03	$0.19	$0.06

4. NOTES PAYABLE

On April 24, 2003, the Company restructured its debt. In exchange for its previously outstanding securities, the Company issued to a group of investors, in aggregate, $500,000 in cash, unsecured notes in the amount of $3.9 million and warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the notes is the prime interest rate plus 2% (effective rate of 7.75% as of April 30, 2005). The notes (in aggregate) are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the note holders, has the right to appoint one designee to the Company’s Board of Directors. The warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

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

On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable quarterly through September 30, 2007, at the prime interest rate plus 2% (effective rate of 7.75% as of April 30, 2005).

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

6. CLAIM FOR INDEMNIFICATION

On November 5, 2004, the Company received a letter on behalf of one of its customers asserting a warranty claim and/or a claim for indemnity with respect to a complaint filed against the customer for patent infringement in the United States District Court for the Eastern District of Texas. In connection with the case, the customer has identified three other suppliers as potential indemnitors as well. The customer is one of several primarily large, multinational corporate defendants alleged to have violated patents purporting to cover an “Electronic Proposal Preparation System” (U.S. Patent No. 5,615,342) and/or “Computer-Assisted Parts Sales Method” (U.S. Patent No. 5,367,627). The customer has denied any and all allegations of patent infringement in the lawsuit. If the Company can assist its customer in its defense, management intends to do so. At the same time, ARI denies any responsibility, warranty or indemnification to the customer with respect to the complaint and intends to vigorously defend itself in this matter should that become necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Total revenue increased from $3,358,000 for the three months ended April 30, 2004 to $3,459,000 for the three months ended April 30, 2005 and from $9,936,000 for the nine months ended April 30, 2004 to $10,038,000 for the nine months ended April 30, 2005. The change consisted of an increase in recurring revenues from the Company’s catalog products in the North American sector of the Equipment Industry, partially offset by a decrease in revenues from the Non-North American sector of the Equipment Industry and the Non-equipment Industry. Earnings increased from $180,000, or $0.03 per share for the quarter ended April 30, 2004 to $495,000 or $0.08 per share for the quarter ended April 30, 2005 and from $427,000 or $0.07 per share for the nine months ended April 30, 2004 to $1,444,000 or $0.24 per share for the nine months ended April 30, 2005 primarily due to decreased software amortization expense and increased revenue. Management believes that the Company will have modest revenue growth and continue to be profitable for the remainder of fiscal 2005.

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

Revenues

The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers in the manufactured equipment market. The Company currently provides 83 catalogs of manufactured equipment from 70 manufacturers to over 28,000 dealers in more than 100 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, agricultural equipment, recreation vehicles, marine, construction, floor maintenance, auto and truck parts after-market, and others, primarily in North America, Europe and Australia. Collectively, dealers and distributors have over 86,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) dealer marketing services including template-based website services and technology-enabled direct mail services and (3) communication or transaction services. The Company’s primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.

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

Catalog, Customer and Subscription Information by Region
(As of April 30, 2005)

		Distinct		Distinct	Distinct
	Catalogs	Manufacturers	Subscriptions	Distributors	Dealers
				(Estimated)	(Estimated)
North American	75	59	72,546	100	19,684
Non-North American	70	11	13,554	22	8,614
Included in both Regions	(62)	—	—	—	—

Total	83	70	86,100	122	28,298

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.
“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by
ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.
“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.
“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.
“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.

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

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.

Revenue by Industry Sector
(In thousands)

	Three months ended			Nine months ended
Industry Sector:	April 30		Percent	April 30		Percent
	2005	2004	Change	2005	2004	Change
Equipment Industry
North American Recurring	$2,644	$2,495	6%	$7,809	$7,278	7%
Non-recurring	449	439	2%	1,159	1,174	(1%)

Subtotal	3,093	2,934	5%	8,968	8,452	6%
Non-North American Recurring	227	250	(9%)	654	834	(22%)
Non-recurring	12	34	(64%)	12	168	(93%)

Subtotal	239	284	(16%)	666	1,002	(34%)
Total Equipment Industry Recurring	2,871	2,745	5%	8,463	8,112	4%
Non-recurring	461	473	(2%)	1,171	1,342	(13%)

Subtotal	3,332	3,218	4%	9,634	9,454	2%
Non-equipment Industry
Recurring	127	140	(9%)	404	482	(16%)
Non-recurring	—	—	—	—	—	—

Subtotal	127	140	(9%)	404	482	(16%)
Total Revenue
Recurring	2,998	2,885	4%	8,867	8,594	3%
Non-recurring	461	473	(2%)	1,171	1,342	(13%)

Grand Total	$3,459	$3,358	3%	$10,038	$9,936	1%

Revenue by Product in the Equipment Industry
(In thousands)

	Three months ended			Nine months ended
Product:	April 30		Percent	April 30		Percent
	2005	2004	Change	2005	2004	Change
Equipment Industry
Catalog and related products Recurring	$2,759	$2,669	3%	$8,116	$7,789	4%
Non-recurring	461	456	1%	1,171	1,318	(11%)

Subtotal	3,220	3,125	3%	9,287	9,107	2%
Communications Recurring	112	76	47%	347	323	7%
Non-recurring	—	17	(100%)	—	24	(100%)

Subtotal	112	93	20%	347	347	0%

Total Equipment Industry	$3,332	$3,218	4%	$9,634	$9,454	2%

Recurring revenues are derived from catalog subscription fees, catalog data update fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Non-recurring revenues are derived from initial software licenses and professional services fees. Recurring revenue, as a percentage of total revenue, was 88% for the nine months ended April 30, 2005 compared to 86% for the same period last year. This ratio is expected to fluctuate from quarter to quarter and year to year, depending on the nature, size and timing of new business.

Equipment Industry

The Equipment Industry has been a growing percentage of the Company’s revenue over the past five years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others primarily in North America, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with dealers in the existing vertical markets and the manufacturers and distributors whose products they sell and service, add supplemental products for existing customers, and then expand to other similar markets in the future. Revenues in the Equipment Industry increased, as a percentage of total revenues, from 95% for the nine months ended April 30, 2004 to 96% for the nine months ended April 30, 2005.

North American

Recurring revenues in the North American Equipment Industry increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to an increase in the revenue of subscription renewals from the Company’s catalog products and services. Non-recurring revenues in the North American Equipment Industry increased slightly for the three month period ended April 30, 2005, compared to the same period last year. Non-recurring revenues in the North American Equipment Industry decreased for the nine month period ended April 30, 2005, compared to the same period last year, primarily due to fewer large customization projects during the period as the Company sells a larger number of smaller deals, requiring less customization.

Non-North American

Recurring revenues in the non-North American Equipment Industry decreased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to the loss of a customer in the power generation market and the discontinuation of a legacy microfiche publishing application. Non-recurring revenues in the non-North American Equipment Industry decreased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to no new sales. Management expects revenues in the Non-North American Equipment Industry to improve slightly for the remainder of fiscal 2005, as the Company invests in a new dealer-centric model similar to that used in its North American operations, and expects to show more significant improvements in fiscal 2006.

Catalog and Related Products

Recurring revenues from the Company’s catalog and related products in the Equipment Industry increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to an increase in the Company’s revenue from new products, from new catalog customers and an increase in the volume of catalogs subscribed to by dealers. Non-recurring revenues from the Company’s catalog and related products in the Equipment Industry increased marginally for the three months ended April 30, 2005 compared to the same period last year. Non-recurring revenues from the Company’s catalog and related products in the Equipment Industry decreased for the nine month period ended April 30, 2005, compared to the same period last year, primarily due to less professional service revenues from customization projects, particularly in the non-North American Industry. Management expects recurring catalog and related revenues, which have a higher margin than revenues from professional services, to continue to increase in the North American Equipment Industry, and non-recurring catalog and related revenues in this industry to increase slightly for the remainder of fiscal 2005.

Communications Products

Revenues from the Company’s communications products increased for the three month period ended April 30, 2005, compared to the same period last year, primarily due to fluctuations in network traffic revenues but remained the same for the nine month period ended April 30, 2005. The Company has focused the business primarily on its catalog products. Management expects that revenues from communications products will be a declining percentage of total revenue for the remainder of fiscal 2005 and fiscal 2006.

Non-Equipment Industry Business

The Company’s business outside of the Equipment Industry includes sales of electronic communication services to the agricultural inputs industry. Revenues in this business have decreased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, because an industry association introduced a competitive offering to our database management services. As a result, many of the agricultural inputs industry participants did not renew their contracts for database management services, which were $6,000 for the nine month period ended April 30, 2005 compared to $72,000 for the nine month period ended April 30, 2004 and approximately $500,000 on an annual basis. The Company continues to provide electronic communication services to the agricultural inputs industry, but management expects these revenues, as a percentage of total revenues, to continue to decline for the remainder of fiscal 2005.

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2005	2004	Change	2005	2004	Change
Subscriptions, support and other services fees
Revenue	$2,534	$2,263	12%	$7,358	$6,812	8%
Cost of revenue	186	98	89%	612	382	60%
Cost of revenue as a percent of revenue	7%	4%		8%	6%
Software licenses and renewals
Revenue	552	590	(6%)	1,686	1,783	(5%)
Cost of revenue	153	470	(67%)	452	1,390	(67%)
Cost of revenue as a percent of revenue	28%	80%		27%	78%
Professional services
Revenue	373	505	(26%)	994	1,341	(26%)
Cost of revenue	134	306	(56%)	264	646	(59%)
Cost of revenue as a percent of revenue	36%	61%		27%	48%
Total
Revenue	$3,459	$3,358	3%	$10,038	$9,936	1%
Cost of revenue	473	874	(46%)	1,328	2,418	(45%)
Cost of revenue as a percent of revenue	14%	26%		13%	24%

Cost of subscriptions, support and other services fees consists primarily of telecommunication costs, catalog production and replication costs and distribution costs. Cost of subscriptions, support and other services fees as a percentage of revenue increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year primarily due to an increase in catalog production and replication costs absorbed by the Company as part of a strategy to acquire additional catalog titles to sell to dealers, which was included in cost of professional services prior to fiscal 2005. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to vary slightly from quarter to quarter, depending on the timing of catalog update shipments.

Cost of software licenses and renewals consists primarily of amortization of software products, software royalties and reseller commissions. Cost of software license and renewals as a percentage of revenue decreased significantly for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to lower software amortization costs, as the software product costs of PartSmartTM, acquired in fiscal 1999, became fully amortized in May, 2004. Gross margins from software licenses and renewals will fluctuate from quarter to quarter based on the level of revenue, while costs remain relatively the same since amortization of software is not related to the level of revenue generated from software license and renewals. Management expects software amortization costs to increase slightly from the current level for the remainder of the year as the Company releases new products, but to remain well below last year.

Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to the reclassification of catalog production labor that is not directly billed to the manufacturer to cost of subscriptions, where the Company realizes revenue for this service. These costs had previously not been segregated from catalog production labor which was billed to the manufacturer. Management expects cost of professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.

Operating Expenses
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2005	2004	Change	2005	2004	Change
Cost of products and services sold	$473	$874	(46%)	$1,328	$2,418	(45%)
Customer operations and support	265	249	6%	784	823	(5%)
Selling, general and administrative	1,805	1,696	6%	5,259	5,212	1%
Software development and technical support	487	399	22%	1,353	1,102	23%
Less capitalized portion	(192)	(144)	33%	(498)	(331)	50%
Depreciation and amortization	67	38	76%	190	110	73%

Net operating expenses	$2,905	$3,112	(7%)	$8,416	$9,334	(10%)

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased for the three month period ended April 30, 2005, compared to the same period last year, primarily due to the timing of postage and shipping costs and temporary consulting costs in the network and support area. Customer operations and support costs decreased for the nine month period ended April 30, 2005, compared to the same period last year, primarily due to reduced customer operations and support costs for the agricultural inputs industry and continued server room cost reductions. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2005.

Selling, general and administrative expenses (“SG&A”) increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to increased consulting costs related to Sarbanes-Oxley Section 404 compliance offset in part by the reduction of an accrual in the first half of the year for costs related to a sales tax audit. SG&A, as a percentage of revenue remained approximately the same at 52% for the nine month periods ended April 30, 2004 and April 30, 2005. Management expects SG&A costs as a percentage of revenue to increase compared to the previous year for the remainder of fiscal 2005 due to investments in new product marketing and the reorganizing of the non-North American business.

The Company’s technical staff (in-house and contracted) performs both software development and technical support as well as software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to a shift in resources from cost of sales to software development in the first quarter of fiscal 2005. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2005 as we invest in new products.

Capitalized software product costs represented 37% of software development and technical support for the nine month period ended April 30, 2005, compared to 30% for the same period last year. Capitalized software product costs fluctuate from quarter to quarter depending on the deployment of the Company’s resources between early stage research, software development available for capitalization, data conversion, customer customizations and maintenance and technical support. Management expects that capitalized software product costs will continue to be higher than the previous year for the remainder of fiscal 2005, because of planned product development investments.

Depreciation and amortization expense increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year as the Company made investments in computer equipment. Management expects depreciation and amortization to continue to be higher than the previous year for the remainder of fiscal 2005.

Other Items

Net income increased from $427,000 for the nine month period ended April 30, 2004, to $1,444,000 for the nine month period ended April 30, 2005. The increase in net income is primarily due to the decrease in software amortization expense. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2005, although there can be no assurance that this will occur.

Interest expense includes both cash and non-cash interest. Cash interest paid or accrued for payment was approximately $201,000 and $246,000 for the nine month periods ended April 30, 2005 and 2004, respectively. In addition, approximately $61,000 and $46,000 of excess debt principal, a non-cash item, was amortized to offset interest expense for the nine month periods ended April 30, 2005 and 2004, respectively.

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

Earn/Burn Rate
(In thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2005	2004	Change	2005	2004	Change
Net cash provided by operating activities	$820	$443	85%	$2,134	$1,700	26%
Net increase (decrease) in receivables, prepaid expenses and other current assets	77	272	(72%)	(376)	(215)	75%
Net (increase) decrease in accounts payable, deferred revenue and accrued liabilities	(208)	(75)	177%	272	370	(26%)
Net cash used in investing activities	(272)	(173)	57%	(1,171)	(545)	115%

Earn/burn rate	$417	$467	(11%)	$859	$1,310	(34%)

Net cash provided by operating activities increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to the increase in net income. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to the acquisition of software purchased from a third party in the first quarter of fiscal 2005 that will be incorporated into a new ARI product (WarrantySmartTM) and increased in-house capitalized software product costs. Management expects the earn/burn rate to continue to be less than the prior year for the remainder of fiscal 2005, as the Company invests in marketing and the development of new software products.

At April 30, 2005, the Company had cash of approximately $3,632,000 compared to approximately $3,357,000 at July 31, 2004.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.

Debt Schedule
(In thousands)

	April 30	July 31
	2005	2004	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	200	—
Long term portion of note payable	300	450	(150)

Total note payable to WITECH	500	650	(150)
Notes payable to New Holders:
Current portion of notes payable	800	800	—
Long term portion of notes payable	2,100	2,700	(600)

Total face value of notes payable to New Holders	2,900	3,500	(600)
Carrying value in excess of face amount of notes payable	115	182	(67)
Debt discount (common stock warrants and options)	(20)	(26)	6

Total carrying value of notes payable to New Holders	2,995	3,656	(661)

Total debt	$3,495	$4,306	$(811)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors, in aggregate, $500,000 in cash, unsecured notes in the amount of $3.9 million and warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the notes is prime plus 2% (effective rate of 7.75% as of April 30, 2005). The notes (in aggregate) are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the note holders, has the right to appoint one designee to the Company’s Board of Directors. The warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2% (effective rate of 7.75% as of April 30, 2005). The note does not contain any financial covenants.

On July 9, 2004, the Company entered into a line of credit with Bank One, N.A. which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts minus $75,000, up to $500,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2005, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants. As of June 10, 2005, the Company had not borrowed on the line of credit.

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

Earnings before Interest, Taxes, Depreciation and Amortization
(in thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2005	2004	Change	2005	2004	Change
Net income	$495	$180	175%	$1,444	$427	238%
Plus: Interest	49	55	(11%)	140	200	(30%)
Amortization of software products	143	435	(67%)	417	1,323	(68%)
Other depreciation and amortization	67	38	76%	190	110	73%
Income tax expense	13	—	100%	63	—	100%

Earnings before interest, taxes, depreciation and amortization	$767	$708	8%	$2,254	$2,060	9%

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased for the three and nine month periods ended April 30, 2005, compared to the same periods last year, primarily due to the increase in revenue. Management believes that EBITDA will continue at the same level for the remainder of fiscal 2005, as the Company invests in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of April 30, 2005.

There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

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

ARI Network Services, Inc. (Registrant)
Date: June 14, 2005	/s/ Brian E. Dearing
Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock
Timothy Sherlock, Chief Financial Officer