Form 10KSB
period 2005-07-31
ARI NETWORK SERVICES INC /WI
filed 2005-10-31
CIK 879796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from_________________to_____________________
Commission file number 000-19608
ARI Network Services, Inc.
(Name of small business issuer in its charter)

WISCONSIN	39- 1388360

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
11425 W. Lake Park Drive, Milwaukee, Wisconsin 53224
(Address of principal executive office)
Issuer’s telephone number (414) 973-4300
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
YES ☑            NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES☐            NO ☑
Issuer’s revenues for the most recent fiscal year. $13,661,000
As of October 21, 2005, the aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ bulletin board) was approximately $10.6 million.
As of October 21, 2005, there were 6,148,264 shares of the registrant’s shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2005, for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
Transitional Small Business Disclosure Format (check one).
YES ☐            NO ☑

ARI Network Services, Inc.
FORM 10-KSB
FOR THE FISCAL YEAR ENDED JULY 31, 2005
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 Description of Business	3-9

Item 2 Description of Properties	9

Item 3 Legal Proceedings	9

Item 4 Submission of Matters to a Vote of Security Holders	9

PART II — OTHER INFORMATION

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	11

Item 6 Management’s Discussion and Analysis or Plan of Operation	12-22

Item 7 Financial Statements	22

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	22

Item 8A Controls and Procedures	22-23

Item 8B Other Information	23

PART III — OTHER INFORMATION

Item 9 Directors and Executive Officers of ARI	23

Item 10 Executive Compensation	23

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	23

Item 12 Certain Relationships and Related Transactions	23

Item 13 Exhibits	24-25

Item 14 Principal Accountant Fees and Services	25

Signatures	26
Summary of Executive Bonus Arrangements
Summary of Non-Employee Director Compensation
Amendment to Credit Agreement
Note Modification Agreement
Subsidiaries of the Company
Consent of Wipfli LLP
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
Forward-Looking Statements Disclosure

Item 1. Description of Business
Business Overview
ARI Network Services, Inc. (the “Company” or “ARI”) is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers in the manufactured equipment markets. We focus our sales and marketing on the U.S., Canadian, European and Australian manufactured equipment industry (the “Equipment Industry”), providing direct sales and service in North America and operating through a combination of direct sales and service and value-added sales and service agents elsewhere. Sales in these markets are driven by dealers’ and other servicing agents’ need for technical parts and service information needed to perform repair, warranty, and maintenance services, as well as to reduce operating costs and increase sales. The Equipment Industry is made up of separate sub-markets in which the manufacturers often share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, power sports, motorcycles, agricultural equipment, recreation vehicles, floor maintenance, auto and truck parts aftermarket, marine, construction, and others. By “Equipment” we mean capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing 96% of fiscal 2005 revenue. We expect the Equipment Industry to continue to be the Company’s largest Industry in fiscal 2006, and expect to expand into other sub-markets within the Equipment Industry which have similar business needs.
Our products and services enable Equipment Industry dealers to automate business communications with the manufacturers and distributors whose products they sell and service. We supply three types of software and services: (i) robust Web and CD-ROM electronic parts catalogs, (ii) marketing services, including technology-enabled direct mail and (iii) a template-based website service, and transaction services. The electronic cataloging products and services enable partners in a service and distribution network to look up electronically technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers. Marketing services help a dealer increase revenue. For example, the template-based website service makes it easy for a dealer to create a professional web presence and optionally to conduct electronic business with its customers. The transaction services allow the dealers to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries with the manufacturers and distributors who supply them. Our products and services use the Internet for data transport and a combination of the World-Wide Web and CD-ROM technology for user interfaces and data presentation. At this time, the primary product line is electronic catalogs; the other products leverage our position in the catalog market. We expect that dealer marketing services will represent a larger percentage of revenues over time, as management attention is focused in this area.
Our sales and marketing activities are focused primarily on dealers, distributors and/or service points directly and, to a lesser extent, on Equipment Industry manufacturers that sponsor our products and services to their dealers, distributors and/or service points. Using direct sales, we sell additional dealers, additional databases to existing dealer customers and additional products (such as WebsiteSmart™) for existing customers. These products are used by dealers to save time and money, as well as to increase revenues. We believe that the implementation of our products can reduce internal costs for manufacturers and increase loyalty and productivity in the service and distribution network as well as end-customer satisfaction. In addition to software licenses and support services, a typical implementation for a given manufacturer will involve professional services for project management, software customization and continuing catalog updates.

An important aspect of our business is the relationships we have developed with over 85 dealer business management system providers through our COMPASS Partners™ program. A dealer business management system is used to manage inventory, maintain accounting records, bill customers and focus marketing efforts. Our software’s ability to interface with these systems provides the dealer with a more robust, informative, and cost-effective solution. It also differentiates us from competitors.
As part of our historical business practice, we continue to provide electronic transaction services to the U.S. and Canadian agribusiness industry, which accounted for 4% of our total revenue in fiscal 2005.
No single customer accounted for 10% or more of our revenues in fiscal 2005.
The following table sets forth certain Catalog, Customer and Subscription information by region derived from the Company’s financial and customer databases. The number of distinct distributors and dealers is estimated because some subscriptions are distributed by third parties (including manufacturers), which may or may not inform ARI of the distributors and/or dealers to which the subscription is distributed and therefore, comparisons to prior periods may or may not be indicative of business trends.
Catalog, Customer and Subscription Information by Region

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
As of July 31, 2005:
North America	79	59	74,846	98	21,763
Non-North American	72	11	12,987	34	8,547
Included in both Regions	(63)	0	0	0	0

Total	88	70	87,833	132	30,310

As of July 31, 2004:
North America	71	52	70,859	112	19,094
Non-North American	69	8	17,670	17	8,717
Included in both Regions	(62)	0	0	0	0

Total	78	60	88,529	129	27,811

Variance:
North America	8	7	3,987	(14)	2,669
Non-North American	3	3	(4,683)	17	(170)
Included in both Regions	(1)	0	0	0	0

Total	10	10	(696)	3	2,499

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may have more than one subscription.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.
Our executive offices are located at 11425 West Lake Park Drive, Milwaukee, Wisconsin 53224-3025 and our telephone number at that location is (414) 973-4300. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com, which is not part of this report.

Mission and Strategy
Our mission is to be the leading provider of electronic parts catalogs and related technology and service to increase sales and profits for dealers in selected manufacturing industry segments, primarily those with shared distribution channels and service networks. Our vision is that whenever a dealer in one of our target markets accesses technical parts and service information electronically from manufacturer or distributor, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets, and to be the leading provider of electronic catalog products and services in those markets. After establishing a position in a market, we will then bring other products and services to bear – such as dealer marketing services — in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality electronic catalog and related software and services that industry participants will adopt and use effectively.
During fiscal 2006, the Company is focused on four growth initiatives: (i) maintaining and enhancing the current base of catalog business; (ii) growing the dealer marketing services business; (iii) changing to a dealer-direct business model in Europe; and (iv) making selected synergistic acquisitions.
To maintain and enhance the current base of catalog business, we are seeking to maintain a renewal rate of 88% on dealer catalog subscriptions and selling new catalogs and dealers at a rate sufficient to replace the revenue from non-renewing subscriptions, or to increase it slightly. We believe that we are highly penetrated in our two primary markets (Outdoor Power and Power Sports) both in terms of dealers and catalog titles, but there are opportunities for some additional growth in related markets (such as Agricultural Equipment).
Our primary new product initiative in North America is dealer marketing services, which includes WebsiteSmart, ARI MailSmart, and additional products to be introduced in fiscal 2006, including EMailSmart and automated website content management services, including WeatherSmart and SeasonSmart. These products respond directly to our dealer customers’ desire for assistance from a trusted partner like ARI in marketing and selling to their customers and prospects. We are investing in additional sales and marketing resources, as well as in product development to support this initiative.
In Europe, our focus is on shifting from a business model in which we sell only indirectly to dealers through manufacturers, distributors, or value added resellers to a business model in which we sell and support dealers directly in their native languages. During the second half of fiscal 2005, we opened an office in Alphen, The Netherlands, and staffed it with approximately 10 employees. Through a combination of direct selling and unbundling our current indirect business relationships, we expect to reverse the decline in European revenues and position ourselves for growth in the future by introducing additional products – including dealer marketing services – to European dealers. We have invested in sales and marketing staff in Europe, and expect to invest in product development as well in support of this initiative.
Finally, we continue to seek acquisitions that will solidify or accelerate our market position in both the catalog and dealer marketing services markets.
Products and Services
We offer three basic kinds of services to our customers in the Equipment Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment, (ii) dealer marketing services, including template-based website services which allow a dealer to create a website using a series of templates and (iii) electronic communications for exchanging documents such as purchase orders, invoices, and warranty claims.

The following table shows the software products and services that we offer, a brief description of the products and the industries where they are currently in use.
Electronic Catalog Products And Services

Product or Service	Description	Primary Industry/Market
PartSmart®	Electronic parts catalog for equipment dealers	Equipment — all sub-markets except RV

EMPARTweb™	Web based electronic parts catalog based upon the EMPART database technology	Equipment — all sub-markets

EMPARTweb ASP	Electronic parts catalog viewing software offered as a hosted service	Equipment — all sub-markets

EMPARTweb™ Shopping Cart	Add-on product to Empartweb that facilitates order taking from the catalog	Equipment — all sub-markets

EMPART XML Export™ Module	Add on product to EMPARTpublisher that facilitates the creation of a file of parts and related information for use in EMPART PDF Catalog Composer Module.	Equipment – all sub-markets

EMPART PDF Catalog Composer™ Module	Add on product to EMPARTpublisher that facilitates the creation of a parts manual, price sheet or other parts-related publications in the Adobe Acrobat format for printing, electronic distribution or online display.	Equipment – all sub-markets

Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment — all sub-markets

EMPARTpublisher™	Electronic parts catalog creation software used to produce catalogs for viewing on EMPARTweb, PartSmart, and EMPARTviewer	Equipment — all sub-markets

Gardenpoint.com ™/ EMPARTweb ™ Portal	Integrated multi-manufacturer catalog and ordering system for the web	Equipment — all sub-markets

EMPARTviewer™	Electronic parts catalog viewing software	Equipment — RV

Professional services	Project management, software customization, roll-out management, and help desk support services	Equipment — all sub-markets

Dealer Marketing Services

Product or Service	Description	Primary Industry/Market
WebsiteSmart™	Template-based software to create customized dealer websites and conduct business electronically. Includes optional shopping cart.	Equipment — outdoor power, power sports

ARI MailSmart™	Template-based direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment – all sub-markets

eMailSmart™	Template-based email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter.	Equipment – all sub-markets

WeatherSmart™	Add on solution to WebsiteSmart that automatically updates a dealer’s website with Weather Alerts and displays products and promotions that reflect weather changes. Combined with eMailSmart, customers can automatically be alerted of weather-related specials.	Equipment – all sub-markets

SeasonSmart™	Add on solution to WebsiteSmart that automatically updates banners, products and promotions based on customer seasonality	Equipment – all sub markets

ServiceSmart™	Provides alerts for required maintenance, creates work orders and adjusts on-hands parts inventory	Equipment – all sub markets
Electronic Communications Products and Services

Product or Service	Description	Primary Industry/Market
TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment — Outdoor power and RV

WarrantySmart™	Web-based end-to-end warranty claims processing system that enables dealers, distributors and manufacturers to streamline product registration and warranty claim submission and processing, as well as check claim status online.	Equipment – all sub-markets
As part of our historical business practice, we continue to provide electronic transaction services to the U.S. and Canadian agribusiness industry. These products and services represented approximately 4% of our fiscal 2005 revenue and are expected to continue to be a declining percentage of the Company’s total revenue over time because we expect out growth to come from the Equipment Industry.
Acquisitions
Since December 1995, ARI has had a business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program’s inception, five completed acquisitions have resulted.

The following table shows selected information regarding these acquisitions:

Acquired Company and
Acquisition Date	Location	Description of Acquired Business
November 4, 1996	cd\*.IMG, Inc. (“CDI”) New Berlin, WI	CDI developed the Plus[1]® electronic parts catalog which featured parts information from over 20 manufacturers in the outdoor power, marine, motorcycle and power sports industries and was replaced with the Partsmart electronic catalog.

September 30, 1997	Empart Technologies, Inc. (“EMPART”) Foster City, CA	EMPART provided us with the EMPARTpublisher and EMPARTviewer software.

September 15, 1998	POWERCOM-2000 (“POWERCOM”), a subsidiary of Briggs & Stratton Corporation Colorado Springs, CO	POWERCOM provided electronic catalog and communication services to a number of manufacturers in North America, Europe, and Australia in the outdoor power, power tools, and power sports industries.

May 13, 1999	Network Dynamics Incorporated (“NDI”) Williamsburg, VA	NDI provided us with the PartSmart electronic catalog which was used by over 10,000 dealers to view catalogs from 50 different manufacturers in 6 sectors of the Equipment Industry.

October 27, 2003	VertX Commerce Corporation (“VertX”) San Diego, CA	VertX provided us with the WebsiteSmart™ template-based software to create customized dealer websites.
Competition
Competition for ARI’s products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us on every product in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, the largest direct competitor is ProQuest, which offers electronic service catalogs in the motorcycle, marine, outdoor power and auto markets. In addition, there are a variety of small companies focused on specific industries. Many of the smaller companies may also represent acquisition targets for us. There are also other companies that provide more general catalog services such as Stibo, Pindar, IHS, Saqqara Systems, Inc. and Requisite Technology, Inc. that may in the future directly compete with us in our target markets. In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, and i2 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future. WebSite Smart™ has many competitors, including PowerSports Network, Inc., 50 Below, and many internet service providers. In the communications part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. ProQuest also offers a communication solution. There are also large, general market e-Commerce companies like SBC Communications, Inc., which offer products and services which could address some of our customers’ needs. These general e-Commerce companies do not typically compete with us directly, but they could decide to do so in the future. These companies may also represent alliance partner opportunities for us. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called “net communities,” such as Chemdex or VerticalNet, which could expand their offerings to target our served markets. In addition, companies focused on asset management or post-sales services, such as Servigistics, could expand their offerings and enter our markets; these companies may also represent alliance partner candidates. Finally, given the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.
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
Employees
As of October 15, 2005, we had 89 full-time equivalent employees. Of these, 14 are engaged in maintaining or developing software and providing software customization services, 26 are in sales and marketing, 15 are engaged in catalog creation and maintenance or database management, 27 are involved in customer implementation and support and 7 are involved in administration and finance. None of these employees is represented by a union.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
Executive Officers of the Registrant
The table below sets forth the names of ARI’s executive officers as of October 15, 2005. The officers serve at the discretion of the Board.

Name	Age	Capacities in Which Service
Brian E. Dearing	50	Chairman of the Board, CEO and President

Timothy Sherlock	53	CFO, Secretary, Treasurer and Vice President of Finance

John C. Bray	48	Vice President of Business Development

Michael E. McGurk	57	Vice President of Technology Operations

Frederic G. Tillman	43	Vice President of Technology Development and Electronic Publishing

Jeffrey E. Horn	43	Vice President of North American Sales
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
Timothy Sherlock. Mr. Sherlock was appointed Chief Financial Officer and Vice President of Finance in March 2001, Secretary in May 2001 and Treasurer in December 2002. Prior to joining ARI, Mr. Sherlock was CFO and vice president of finance and administration for Catalyst International, Inc., a warehouse management software specialist. Before joining Catalyst in 1999, he held a series of progressively more responsible finance positions at Rennaissance Learning, a leading educational software firm based in Wisconsin Rapids, Wis. culminating in his appointment as vice president, secretary and CFO. His early career included a variety of financial management positions at Cray Research, Inc., Eagan, Minn., from 1983 to 1995. Mr. Sherlock, a Certified Public Accountant, received a BA in business administration from the College of St. Thomas, St. Paul, Minn.
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
Frederic G. Tillman. Mr. Tillman was appointed Vice President of Technology Development in August 1999 and Vice President of Electronic Publishing in September 2005. He joined ARI in September 1998 as part of the acquisition of Powercom where he had been Vice President of Software Development. Prior to joining Powercom in May 1998, Mr. Tillman was Director of New Product Development for ADAC Healthcare Information Systems in Houston, Texas, a producer of information systems for hospital laboratories and radiology departments. Before joining ADAC in 1990, Mr. Tillman spent six years at General Dynamics as a software engineer. Mr. Tillman holds an MBA from Texas Christian University and a BS in Computer Science from Oklahoma State University.
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

Fiscal Quarter Ended	High	Low
October 31, 2003	$1.050	$0.370
January 31, 2004	$1.870	$1.020
April 30, 2004	$1.850	$1.010
July 31, 2004	$1.600	$0.850
October 31, 2004	$2.050	$1.200
January 31, 2005	$2.850	$1.600
April 30, 2005	$2.810	$1.900
July 31, 2005	$2.860	$2.400
As of October 21, 2005, there were approximately 205 holders of record of the Company’s common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.
During the quarter ended July 31, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation
The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 2005, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. Audited Financial Statements and Notes as of July 31, 2005 and 2004 and for each of the years in the period ended July 31, 2005 and 2004, and the reports, thereon, of Wipfli LLP are included elsewhere in this Report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included elsewhere herein.
Statement of Operations Data:
(In thousands, except per share data)

		Year Ended July 31
	2005	2004	2003	2002	2001
Subscriptions, support and other services revenues	$9,913	$9,291	$8,217	$8,915	$9,985
Software license and renewal revenues	2,248	2,378	2,332	2,721	3,266
Professional services revenues	1,500	1,770	2,068	2,227	2,526

Total revenues	13,661	13,439	12,617	13,863	15,777
Operating expenses:
Cost of subscriptions, support and other services sold	877	514	603	387	1,740
Cost of software licenses and renewals sold (1)	626	1,564	1,768	1,523	3,137
Cost of professional services sold	455	760	819	738	1,359
Depreciation and amortization (exclusive of amortization of software products included in cost of sales)	263	156	212	223	1,517
Customer operations and support	1,030	1,104	1,190	1,220	1,597
Selling, general and administrative	7,141	7,004	7,273	6,835	8,790
Software development and technical support	1,123	1,051	1,093	1,339	1,345
Restructuring and other charges	—	—	—	—	7,766

Net operating expenses	11,515	12,153	12,958	12,265	27,251

Operating income (loss)	2,146	1,286	(341)	1,598	(11,474)
Other expense	(184)	(169)	(1,007)	(1,410)	(1,551)

Income (loss) before provision for income taxes	1,962	1,117	(1,348)	188	(13,025)
Income tax benefit (expense)	853	(62)	—	—	—

Net income (loss)	$2,815	$1,055	$(1,348)	$188	$(13,025)

Average common shares outstanding:
Basic	5,992	5,840	6,499	6,238	6,175
Diluted	6,653	6,143	6,499	6,238	6,175
Net income (loss) per share:
Basic	$0.47	$0.18	$(0.21)	$0.03	$(2.11)
Diluted	$0.42	$0.17	$(0.21)	$0.03	$(2.11)
Selected Balance Sheet Data:
(In thousands)

Working capital (deficit)	$(3,911)	$(4,062)	$(4,813)	$(8,713)	$(9,696)
Capitalized software development (net)	1,486	970	1,881	3,066	3,961
Total assets	7,933	6,191	5,650	6,374	7,060
Current portion of long-term debt and capital lease obligations	1,204	1,010	420	3,691	3,608
Total long-term debt and capital lease obligations	2,037	3,309	3,785	26	251
Total shareholders’ equity (deficit)	(3,609)	(6,551)	(6,830)	(5,606)	(5,850)

(1)	Includes amortization of software products of $570, $1,512, $1,726, $1,612 and $3,178.

Summary
The Company produced net income of $2,815,000 for the fiscal year ended July 31, 2005 compared to $1,055,000 for the fiscal year ended July 31, 2004. The increase in earnings was primarily due to a reduction in software amortization costs related to the NDI acquisition, which became fully amortized in May 2004 and the recognition of deferred tax assets. Total revenue increased 2% during fiscal 2005 compared to fiscal 2004, while recurring revenues in the Equipment Industry grew 5%. The increase in revenue was primarily due to increased catalog subscriptions in the United States. Management expects revenues and operating expenses to increase in fiscal 2006 as the Company focuses its efforts on its dealer marketing growth initiatives and profits to be slightly lower in fiscal 2006, primarily due to a higher recognized income tax rate, although this cannot be assured.
During fiscal year 2006, the Company plans to focus on four growth initiatives: (1) maintaining and enhancing the current base of catalog business; (2) growing the dealer marketing services business; (3) changing to a dealer-direct business model in Europe; and (4) making selected synergistic acquisitions. We anticipate that the expenses and investments associated with these growth initiatives (primarily numbers 2 and 3) will be at a level that will result in a slight decrease in operating income for fiscal 2006, but that the revenues generated by these initiatives will result in increased net income for fiscal 2007 and beyond. This is because our revenues for new business are recognized ratably over the period of the service or subscription delivery period, while our expenses, by contrast, are recognized as they are incurred. We do not anticipate a need for additional capital or financing in order to execute our plans with regard to these growth initiatives, except in the case of a large acquisition not primarily financed by issuing equity to the seller and/or by seller-financed debt.
Critical Accounting Policies and Estimates
General
The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, financing instruments, restructuring and other accrued revenues and expense, and realizability of deferred tax assets. The Company bases its estimates on historical experience, current forecasts and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, which are subject to change in the near term. During fiscal 2005, the Company settled certain sales tax obligations to various states resulting in a change in estimate of $218,000 net of taxes and a change in its estimated deferred tax valuation allowance of $865,000 due to a historical trend of eight quarters of profitability and projections of profitability in the near future, both of which resulted in an increase in net income in Fiscal 2005.
Debt Instruments
The Company valued debt discounts for Common Stock Warrants granted in consideration for Notes Payable using the Black-Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.
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
Deferred Tax Assets
The tax effect of the temporary differences between the book and tax bases of our assets and liabilities and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in our tax provision in the statement of operations. During fiscal 2005, the Company had a change in its estimated deferred tax valuation allowance of $865,000, which was credited to income, due to a historical trend of eight quarters of profitability and projections of profitability in the near future.
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
On April 14, 2005, the FASB amended Statement No. 123(R), Share-Based Payment, which generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies that are small business issuers for fiscal years beginning after December 15, 2005. We expect to adopt this new standard at the beginning of our fiscal year ending July 31, 2007 using the modified prospective method.
Revenues
Management reviews the Company’s recurring versus non-recurring revenue in the aggregate and within the North American Equipment, non-North American Equipment and non-Equipment industries and by product category within the Equipment Industry. The Equipment Industry has been a growing percentage of our revenue over the past five years, representing approximately 96% of the Company’s total revenue in fiscal 2005. The Company’s strategic focus is electronic catalog and related products in the Equipment Industry, which represented approximately 92% of the Company’s total revenue in fiscal 2005.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s financial statements:
Revenue by Industry Sector
(In thousands)
     Industry Sector:

	Year Ended July 31
			Percent
	2005	2004	Change
Equipment Industry
North American
Recurring	$10,545	$9,727	8%
Non-recurring	1,563	1,645	(5%)

Subtotal	12,108	11,372	6%

Non-North American
Recurring	921	1,163	(21%)
Non-recurring	37	194	(81%)

Subtotal	958	1,357	(29%)

Total Equipment Industry
Recurring	11,466	10,890	5%
Non-recurring	1,600	1,839	(13%)

Subtotal	13,066	12,729	3%

Non-equipment Industry
Recurring	595	710	(16%)
Non-recurring	—	—	—

Subtotal	595	710	(16%)

Total Revenue
Recurring	12,061	11,600	4%
Non-recurring	1,600	1,839	(13%)

Grand Total	$13,661	$13,439	2%

Revenue by Product in the Equipment Industry
(In thousands)
     Product:

	Year Ended July 31
			Percent
	2005	2004	Change
Equipment Industry
Catalog and related
Recurring	$10,996	$10,436	5%
Non-recurring	1,600	1,801	(11%)

Subtotal	12,596	12,237	3%

Communications
Recurring	470	454	4%
Non-recurring	—	38	(100%)

Subtotal	470	492	(4%)

Total Equipment Industry	$13,066	$12,729	3%

Recurring revenues are derived from catalog subscription fees, software maintenance and support fees, software license renewals, network traffic and support fees and other miscellaneous subscription fees. Total recurring revenues increased in fiscal 2005 compared to the prior year, primarily due to increases in the base of catalog customers and the volume of catalogs in the equipment industry. Total recurring revenue, as a percentage of total revenue, increased from 86% in fiscal 2004 to 88% in fiscal 2005 primarily due to increases in the customer base in the Equipment Industry and to an overall decline in non-recurring revenues. Management believes a strong recurring revenue base is desirable in order to leverage the Company’s new products in the market and increase future revenue growth.
Non-recurring revenues are derived from initial software licenses and professional service fees. Total non-recurring revenues decreased in fiscal 2005, compared to the prior year, primarily due to decreased new manufacturer license and customization revenues in the Equipment Industry. Because the Company’s new products provide a variety of recurring vs. non-recurring revenue, this revenue mix may fluctuate from quarter to quarter or year to year.
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
North American
Recurring revenues in the North American Equipment Industry increased in fiscal 2005, compared to the prior year, primarily due to an increase in the base of catalog customers and an increase in the volume of catalogs purchased by dealers. Non-recurring revenues in the North American Equipment Industry decreased in fiscal 2005, compared to the prior year, primarily due to a decrease in revenues from new manufacturer software licenses and customization. The decline in non-recurring revenue revenues is partially due to a change in the Company’s pricing and sales strategy, which is focused on obtaining recurring revenues.
Non-North American
Both recurring and non-recurring revenues in the non-North American Equipment Industry decreased in fiscal 2005, compared to the prior year, primarily due to lower new software licenses and customizations because of a change in management and in sales focus from manufacturers to dealers. As a result of the Company’s investment in sales and marketing in the non-North American Industry, management expects both recurring and non-recurring revenues in the non-North American Equipment Industry to increase in fiscal 2006.
Catalog and Related Products
Revenues from the Company’s catalog and related products in the Equipment Industry increased in fiscal 2005, compared to the prior year, primarily due to an increase in the Company’s base of electronic catalog customers and an increase in the volume of catalogs purchased by dealers. Management expects recurring catalog and related revenues to increase in both the North American and non-North American Equipment Industry in fiscal 2006 and beyond, as the Company continues to focus attention and resources on its catalog products.
Communications Products
Revenues from the Company’s communications products decreased slightly in fiscal 2005, compared to the prior year, due to less revenue from customizations. The Company has focused its new sales efforts primarily on its catalog products, although we continue to support our current communications customers. Management expects revenues from communications products to continue to decline in fiscal 2006.

Non-Equipment Industry Business
The Company’s business outside of the Equipment Industry includes electronic communications services to the agricultural inputs industry. Total revenues in this business have decreased from the prior year in fiscal 2005. Management expects revenues in the non-equipment industry to continue to decline in fiscal 2006.
Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company’s financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)
     Product:

	Year Ended July 31
			Percent
	2005	2004	Change
Subscriptions, support and other services fees
Revenue	$9,913	$9,291	7%
Cost of revenue	877	514	71%
Cost of revenue as a percent of revenue	9%	6%

Software licenses and renewals
Revenue	2,248	2,378	(5%)
Cost of revenue	626	1,564	(60%)
Cost of revenue as a percent of revenue	28%	66%

Professional services
Revenue	1,500	1,770	(15%)
Cost of revenue	455	760	(40%)
Cost of revenue as a percent of revenue	30%	43%

Total
Revenue	$13,661	$13,439	2%
Cost of revenue	1,958	2,838	(31%)
Cost of revenue as a percent of revenue	14%	21%
Cost of subscriptions, support and other services consists primarily of catalog creation, replication and distribution costs, hardware and telecommunication costs. Cost of subscriptions, support and other services fees as a percentage of revenue were higher in fiscal 2005, compared to the prior year, primarily due to catalog production costs of new databases that are sold to the dealers but are not funded by the manufacturer. Management expects gross margins, as a percent of revenue from subscriptions, support and other services fees, to vary slightly from quarter to quarter due to the timing of data shipments.
Cost of software licenses and renewals consists primarily of amortization of software products, royalties and software distribution costs. Cost of software license and renewals as a percentage of revenue decreased in fiscal 2005, compared to the prior year, primarily due to lower software amortization costs as the software purchased in the NDI acquisition became fully amortized in May 2004. Management expects gross margins from software licenses and renewals to decrease slightly in fiscal 2006 due to amortization costs of new software products released to the market.
Cost of professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased in fiscal 2005, compared to the prior year, primarily due to the reclassification of catalog production labor that is not directly billed to the manufacturer to cost of subscriptions, where the Company realizes revenue for this service. Management expects cost of professional services as a percentage of revenue to fluctuate from quarter to quarter depending on the number of catalogs provided at no charge to the manufacturer.
Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s financial statements :
Operating Expenses
(In thousands)

	Year Ended July 31
			Percent
	2005	2004	Change
Cost of products and services sold	$1,958	$2,838	(31%)
Customer operations and support	1,030	1,104	(7%)
Selling, general and administrative	7,141	7,004	2%
Software development and technical support	1,123	1,051	7%
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	263	156	69%

Net operating expenses	$11,515	$12,153	(5%)

Net operating expenses decreased in fiscal 2005, compared to the prior year, primarily due to lower software amortization costs associated with the NDI acquisition which became fully amortized in May 2004, partially offset by increases in selling, general and administrative costs, software development and technical support costs and other depreciation and amortization.
Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased in fiscal 2005, compared to the prior year, primarily due to elimination of costs associated with support of the Company’s agricultural inputs database services. Management expects customer operations and support costs to remain more or less at the same level in fiscal 2006.
Selling, general and administrative expenses (“SG&A”) increased in fiscal 2005 as the Company invested in new sales and marketing initiatives in both the North American and non-North American catalog industries in the latter half of fiscal 2005. SG&A, as a percentage of revenue, was 52% in fiscal 2005 and fiscal 2004. Management expects SG&A to increase as a percentage of revenues in fiscal 2006 as the Company continues its sales and marketing initiatives.
The Company’s technical staff (in-house and contracted) is allocated between software development and technical support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses from quarter to quarter, as the mix of development and customization activities will change based on customer requirements and amounts of software development that is capitalized. During fiscal 2005, our technical resources were primarily focused on new dealer marketing products, a major release of the Company’s catalog products and on-going catalog updates. During fiscal 2004, our technical resources were primarily focused on the next generation of the Company’s catalog products and on-going catalog updates. We expect our technical resources to continue to focus on development of catalog software, our new dealer marketing services products, software customization and catalog data updates in fiscal 2006, although the mix may fluctuate quarter to quarter based on customer requirements. We expect software development expenses to increase slightly during fiscal 2006, as the Company continues to invest in its catalog and dealer marketing products.
Depreciation and amortization expenses increased in fiscal 2005, compared to the prior year, primarily due to the replacement of older, fully amortized computer equipment. Management expects depreciation and amortization expenses to increase slightly in fiscal 2006 as the Company invests in computer software and equipment.
Other Items
Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment increased slightly in fiscal 2005, compared to the prior year, due to an increase in the prime rate of interest. In the absence of a major acquisition that is financed in whole or in part with additional debt, management expects interest expense to decrease in fiscal 2006, as the Company continues to pay down its debt, although these amounts are dependent on fluctuations in the prime rate of interest. See “Liquidity and Capital Resources”.
The Company had net income of $2,815,000 in fiscal 2005, an increase of $1,760,000 over the prior year, primarily due to increased revenues, decreased software amortization expense and the income from the recognition of deferred tax assets. Management expects operating income to decrease slightly in fiscal 2006, as the Company continues to invest in sales and marketing initiatives.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:
Cash Flow Information
(In thousands)

	Year Ended July 31
			Percent
	2005	2004	Change
Net Income	$2,815	$1,055	167%
Depreciation and amortization	794	1,560	(49%)
Deferred income tax	(865)	—	(100%)
Stock issued as contribution to 401(k) plan	37	37	—
Net change in working capital	(62)	176	(135%)

Net cash provided by operating activities	2,719	2,828	(4%)
Net cash used in investing activities	(1,503)	(818)	84%
Net cash used in financing activities	(922)	(773)	(19%)

Change in cash	294	1,237	(76%)
Net cash provided by operating activities decreased in fiscal 2005, compared to the prior year, primarily due to the timing of payments of short term liabilities.
Net cash used in investing activities increased in fiscal 2005, compared to the prior year, primarily due to the acquisition of software purchased from a third party in the first quarter of fiscal 2005 that was incorporated into a new ARI product (WarrantySmart ™ ) and increased in-house capitalized software product costs.
Net cash used in financing activities increased in fiscal 2005, compared to the prior year, due to an increased number of debt payments per the terms of the notes.
At July 31, 2005, the Company had cash and cash equivalents of approximately $3,651,000 compared to approximately $3,357,000 at July 31, 2004.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s audited financial statements.
Debt Schedule
(In thousands)

	July 31	July 31	Net
	2005	2004	Change
Note payable to WITECH:
Current portion of note payable	$200	$200	$—
Long term portion of note payable	250	450	(200)

Total note payable to WITECH	450	650	(200)
Notes payable to New Holders:
Current portion of notes payable	1,000	800	200
Long term portion of notes payable	1,700	2,700	(1,000)

Total face value of notes payable to New Holders	2,700	3,500	(800)
Carrying value in excess of the face amount of the notes payable	105	182	(77)
Debt discount (common stock warrants and options)	(18)	(26)	8

Total carrying value of notes payable to New Holders	2,787	3,656	(869)

Total Debt	$3,237	$4,306	$(1,069)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors, in aggregate, $500,000 in cash, unsecured notes in the amount of $3.9 million and warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the notes is prime plus 2% (effective rate of 8.25% as of July 31, 2005). The notes (in aggregate) are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the note holders, has the right to appoint one designee to the Company’s Board of Directors. The warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2% (effective rate of 8.25% as of July 31, 2005). The note does not contain any financial covenants.
The Company has a line of credit with JP Morgan Chase Bank in an amount not to exceed $500,000 with interest payable on the outstanding balance at the prevailing prime interest rate. The credit arrangement is secured by substantially all assets of the Company. Advances under the line of credit are limited to a borrowing base, determined by 80% of the book value of eligible accounts receivable which are less than 90 days from the invoice date, plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%), less $75,000. The line of credit expires July 9, 2006. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants. There were no outstanding borrowings on this credit facility as of July 31, 2005.
Management believes that available cash and funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to make a large investment in its business or to complete a large acquisition other than for equity and seller-financed debt.
Forward Looking Statements
Certain statements contained in this Form 10-KSB are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company’s annual report on Form 10-KSB for the year ended July 31, 2005, which is incorporated herein by reference.
Quarterly Financial Data
The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2005, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st		2nd		3rd		4th
	2005	2004	2005	2004	2005	2004	2005	2004
Net revenues	$3,275	$3,285	$3,304	$3,293	$3,459	$3,358	$3,623	$3,503
Gross profit	2,846	2,477	2,878	2,557	2,986	2,484	2,993	3,083
Net income	494	72	455	175	495	188	1,371	628
Basic net income per common share	$0.08	$0.01	$0.08	$0.03	$0.08	$0.03	$0.23	$0.11
Diluted net income per common share	$0.08	$0.01	$0.07	$0.03	$0.08	$0.03	$0.20	$0.10
Off-Balance Sheet Arrangements
ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 7. Consolidated Financial Statements
ARI’s Consolidated Financial Statements and related notes for the fiscal years ended July 31, 2005 and 2004 together with the report thereon of ARI’s independent auditor, Wipfli LLP, are attached hereto as Exhibit A-1.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures.
ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of July 31, 2005.
There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter and year ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.
Item 8B. Other Information
None.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Information regarding the directors of ARI, the Company’s Code of Ethics and compliance with Section 16(a) of the Exchange Act is included in ARI’s definitive 2005 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” Information with respect to ARI’s executive officers is shown at the end of Part I of this Form 10-KSB.
Item 10. Executive Compensation
Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI’s definitive 2005 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Executive Compensation” and “Election of Directors”.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information regarding beneficial ownership of ARI’s common stock and common stock authorized for issuance under equity compensation plans is included in ARI’s definitive 2005 Annual Meeting Proxy Statement and is incorporated herein by reference. See “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information”.
Item 12. Certain Relationships and Related Transactions
Information related to Certain Relationships and Related Transactions is included in ARI’s definitive 2005 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Certain Transactions”.

Item 13. Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.

3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on August 18, 2003.

3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).

4.1	Form of Promissory Note of the Company (issued under Exchange Agreement listed as Exhibit 10.4), incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

4.2	Promissory Note dated August 7, 2003 payable to WITECH Corporation, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 8, 2003.

4.3	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.

10.1*	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.2*	1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.3*	2000 Stock Option Plan, incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO filed on October 22, 2003.

10.4	Exchange Agreement dated April 24, 2003 between ARI Network Services, Inc., ARI Network Services Partners, LP, Dolphin Offshore Partners, LP and SDS Merchant Fund, LP, including form of Common Stock Purchase Warrant (Exhibit B), incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

10.5	Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.

10.6*	Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray, Michael E. McGurk, Frederic G. Tillman, Timothy Sherlock and Jeffrey E. Horn, incorporated herein by reference to Exhibit 10.25 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

10.7*	Summary of Executive Bonus Arrangements

10.8*	Summary of Non-employee Director Compensation

10.9	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc. incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2004.

10.10*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. Brian Dearing, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.11*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. John Bray, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.12*	Payment of Deferred Compensation agreement dated April 2, 2004, between the Company and Mr. Michael McGurk, incorporated herein by reference to Exhibit

10.3 of the Company’s Form 10-QSB for the quarter ended April 30, 2004.

10.13	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-KSB for the year ended July 31,2004.

10.14	Amendment to Credit Agreement dated June 27, 2005, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA.

10.15	Continuing Security Agreement dated July 9, 2004, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA., incorporated by reference to Exhibit 10.15 of the Company’s Form 10-KSB for the year ended July 31, 2004.

10.16	Line of credit note dated July 9, 2004 by the Company for $500,000, incorporated by reference to exhibit 10.16 of the Company’s Form 10-KSB for the year ended July 31, 2004.

10.17	Note Modification Agreement dated February 15, 2005 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000.

10.18	Consulting Agreement dated January 3, 2005 between the Company and Ascent Partners, Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2005.

21.1	Subsidiaries of the Company.

23.1	Consent of Wipfli LLP.

24.1	Powers of Attorney appear on the signature page hereof.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

99.1	Forward-Looking Statements Disclosure.

*	Management Contract or Compensatory Plan.
Item 14. Principal Accountant Fees and Services
Information related to Principal Accountant Fees and Services is included in ARI’s definitive 2005 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Auditor’s Fees.”

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of October 2005.

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

Signature	Title	Date

/s/ Brian E. Dearing Brian E. Dearing	Chairman, President, CEO & Director (Principal Executive Officer)	October 31, 2005

/s/Timothy Sherlock Timothy Sherlock	Chief Financial Officer, Secretary, Treasurer & VP of Finance (Principal Financial and Accounting Officer)	October 31, 2005

/s/ Gordon J. Bridge	Director	October 31, 2005

Gordon J. Bridge

/s/ Ted C. Feierstein	Director	October 31, 2005

Ted C. Feierstein

/s/ William C. Mortimore	Director	October 31, 2005

William C. Mortimore

/s/ Richard W. Weening	Director	October 31, 2005

Richard W. Weening

EXHIBIT A-1
Report of Wipfli LLP,
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
ARI Network Services, Inc.
     We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Wipfli LLP
Milwaukee, Wisconsin
September 16, 2005

1

This page left intentionally blank

2

Consolidated Financial Statements
ARI Network Services, Inc.
Years ended July 31, 2005 and 2004

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	July 31
	2005	2004

Assets
Current assets:
Cash	$3,651	$3,357
Trade receivables, less allowance for doubtful accounts of $71 in 2005 and $44 in 2004	1,023	1,121
Prepaid expenses and other	203	187
Deferred income taxes	160	—

Total current assets	5,037	4,665

Equipment and leasehold improvements:
Computer equipment	4,813	4,607
Leasehold improvements	73	73
Furniture and equipment	1,702	1,491

	6,588	6,171
Less accumulated depreciation and amortization	5,893	5,630

Net equipment and leasehold improvements	695	541

Deferred income taxes	705	—

Other assets	10	15

Capitalized software product costs:
Amounts capitalized for software product costs	10,927	10,203
Less accumulated amortization	9,441	9,233

Net capitalized software product costs	1,486	970

Total assets	$7,933	$6,191

	July 31
	2005	2004

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current portion of notes payable (Note 3)	$1,200	$1,000
Accounts payable	323	260
Deferred revenue	5,441	5,453
Accrued payroll and related liabilities	1,134	951
Accrued sales, use and income taxes	74	486
Accrued vendor specific liabilities	530	424
Other accrued liabilities	242	143
Current portion of capital lease obligations	4	10

Total current liabilities	8,948	8,727

Non-current liabilities:
Notes payable (net of discount)	2,037	3,306
Long-term portion of accrued bonus	461	495
Other long-term liabilities	96	211
Capital lease obligations	—	3

Total non-current liabilities	2,594	4,015

Commitments and contingencies (Notes 4 and 5)

Total liabilities	11,542	12,742

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding in 2005 and 2004, respectively	–	–
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding	–	–
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,064,534 and 5,923,034 shares issued and outstanding in 2005 and 2004, respectively	6	5
Common stock warrants	36	36
Additional paid-in capital	93,751	93,625
Accumulated deficit	(97,402)	(100,217)

Total shareholders’ deficit	(3,609)	(6,551)

Total liabilities and shareholders’ deficit	$7,933	$6,191

See accompanying notes

5

This page left intentionally blank

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year ended July 31
	2005	2004

Net revenues:
Subscriptions, support and other services fees	$9,913	$9,291
Software licenses and renewals	2,248	2,378
Professional services	1,500	1,770

Total net revenues	13,661	13,439

Operating expenses:
Cost of products and services sold:
Subscriptions, support and other services fees	877	514
Software licenses and renewals	626	1,564
Professional services	455	760

Total cost of products and services sold	1,958	2,838
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	263	156
Customer operations and support	1,030	1,104
Selling, general and administrative	7,141	7,004
Software development and technical support	1,123	1,051

Net operating expenses	11,515	12,153

Operating income	2,146	1,286
Other income (expense):
Interest expense	(199)	(191)
Other, net	15	22

Total other expense	(184)	(169)

Income before provision for income taxes	1,962	1,117
Income tax benefit (expense)	853	(62)

Net income	$2,815	$1,055

Basic and diluted net income per common share:
Basic	$0.47	$0.18

Diluted	$0.42	$0.17

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(Dollars in Thousands)

	Number of Shares Issued and Outstanding
	Preferred Stock	Common Stock

Balance July 31, 2003	20,350	6,645,191
Issuance of common stock under stock purchase plan	–	39,797
Issuance of common stock as contribution to 401(k) plan	–	91,154
Issuance of common stock in payment of deferred compensation	–	81,550
Issuance of common stock from exercise of stock options	–	40,650
Retirement of preferred stock in connection with notes payable	(20,350)	–
Retirement of common stock in connection with notes payable	–	(1,025,308)
Retirement of common stock warrants and options in connection with notes payable	–	–
Issuance of common stock in connection with acquisition	–	50,000
Net income	–	–

Balance July 31, 2004	–	5,923,034
Issuance of common stock under stock purchase plan	–	28,181
Issuance of common stock as contribution to 401(k) plan	–	25,563
Issuance of common stock from exercise of stock options	–	87,756
Tax benefit of stock options exercised	–	–
Net income	–	–

Balance July 31, 2005	–	6,064,534

See accompanying notes

8

Par Value		Common Stock	Additional	Accumulated
Preferred Stock	Common Stock	Warrants	Paid-in Capital	Deficit

$ –	$6	$41	$94,295	$(101,272)
–	–	–	8	–
–	–	–	37	–

–	–	–	130	–
–	–	–	12	–

–	–	–	–	–
–	(1)	–	(999)	–

–	–	(105)	105	–
–	–	–	37	–
–	–	–	–	1,055

–	5	36	93,625	(100,217)
–	–	–	39	–
–	–	–	37	–
–	1	–	47	–
–	–	–	3	–
–	–	–	–	2,815

$ –	$6	$36	$93,751	$(97,402)

ARI Network Services, Inc
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended July 31
	2005	2004

Operating activities
Net income	$2,815	$1,055
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	570	1,512
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(39)	(108)
Depreciation and other amortization	263	156
Deferred income taxes	(865)	–
Stock issued as contribution to 401(k) plan	37	37
Net change in receivables, prepaid expenses and other current assets	60	(100)
Net change in accounts payable, deferred revenue, accrued liabilities and long term liabilities	(122)	276

Net cash provided by operating activities	2,719	2,828

Investing activities
Purchase of equipment and leasehold improvements	(417)	(251)
Purchase of assets related to acquisitions	–	(108)
Software product costs capitalized	(1,086)	(459)

Net cash used in investing activities	(1,503)	(818)
Financing activities
Payments under notes payable	(1,000)	(550)
Purchase of equity instruments	–	(200)
Payments of capital lease obligations	(9)	(23)
Debt issuance costs incurred	–	(20)
Proceeds from issuance of common stock	87	20

Net cash used in financing activities	(922)	(773)

Net increase in cash	294	1,237
Cash at beginning of period	3,357	2,120

Cash at end of period	$3,651	$3,357

Cash paid for interest	$264	$348

Cash paid for income taxes	$68	$19

Noncash investing and financing activities
Issuance of common stock in connection with deferred executive compensation	$–	$130
Issuance of common stock in connection with acquisition	–	37
Redemption of equity for debt	–	800
Tax benefit of stock options exercised	3	–
See accompanying notes

ARI Network Services, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Description of Business
ARI Network Services, Inc. (the Company) operates in one business segment and provides technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. Segmented operating information is not provided to the chief operating decision maker of the Company. The Company focuses on the U.S., Canadian, European and Australian manufactured equipment industry. The Company provides electronic catalog, template-based website and transaction services, enabling partners in a service and distribution network to electronically look up parts, service bulletins and other technical reference information, to create website, and to exchange electronic business documents such as purchase orders, invoices, warranty claims and status inquiries. The Company’s customers are located primarily in the United States, Europe, Canada and Australia. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred. Transaction gains and losses were insignificant in each of the periods reported.
Principles of Consolidation
The financial statements include the accounts of ARI Network Services, Inc. and its wholly owned subsidiary, ARI Europe B.V. All intercompany transactions and balances have been eliminated.
The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into United States dollars at historical exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period. Adjustments resulting from the re-measurement of the financial statements into the functional currency are charged or credited to income.
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
The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all receivable balances that exceed 60 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. The allowance for potential credit losses is reflected as an offset to trade receivables in the accompanying balance sheets.
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
Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2005 and 2004. No impairment charges were deemed necessary during Fiscal 2005 or 2004.
Deferred Financing Costs
Costs incurred to obtain long-term financing are included in other assets and are amortized over the term of the related debt.
Capitalized Interest Costs
In 2005 and 2004, interest costs of $11,000 and $8,000, respectively, were capitalized and included in the capitalized software product costs.
Shipping and Handling
Revenue received from shipping and handling fees is reflected in net revenue. Costs incurred for shipping and handling are reported in cost of products and services sold.
Income Taxes
Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by an estimate of the amount of any tax benefits that are not expected to be realized based on available evidence.
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
Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan based on the provisions of SFAS No. 123, the Company’s net income and net income per share would have been affected as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods):

	(Dollars in thousands, except
	per share data)
	Year ended July 31
	2005	2004

Net income, as reported	$2,815	$1,055
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(296)	(199)

Pro forma net income	$2,519	$856

Net income per share:
As reported: Basic	$0.47	$0.18
Diluted	$0.42	$0.17
Pro forma: Basic	$0.42	$0.15
Diluted	$0.38	$0.14
The weighted-average fair value of the options granted in 2005 and 2004 was $1.66 and $1.48, respectively.
Pro forma information regarding net income and net income per share is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4%, dividend yield of 0%; expected common stock market price volatility factors ranging from 1.1 to 1.3 and an expected life of the options of ten years.

Comprehensive Income (Loss)
Net income for 2005 and 2004 is the same as comprehensive income (loss) defined pursuant to SFAS No. 130, “Reporting Comprehensive Income.”
Net income Per Common Share
The numerator for the calculation of basic and diluted earnings per share is net income in each year. The following table sets forth the computation of basic and diluted weighted-average shares used in the per share calculations:

	(shares in thousands)
	2005	2004

Denominator for basic net income per share- weighted-average shares outstanding	5,992	5,840
Effect of dilutive options	661	303

Denominator for diluted net income per share	6,653	6,143

Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	–	–
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
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
Statement 123(R) permits public companies to adopt its requirements using one of two methods:
•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123® for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We expect to adopt this new standard on August 1, 2006, using the modified prospective method.
Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.
As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Stock-Based Compensation, above, for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123.
Reclassifications
Certain 2004 amounts have been reclassified to conform to the 2005 presentation.
2. Intangible Assets
The estimated aggregate amortization expense for each of the five succeeding fiscal years related to intangible assets (capitalized software product costs) subject to amortization expense consist of the following at July 31, 2005 (in thousands):

Year Ending July 31
2006	$525
2007	382
2008	247
2009	122
2010	59

TOTAL	$1,335

3. Notes Payable
Notes payable consist of the following at July 31 (in thousands):

	2005	2004

Notes Payable	$3,150	$4,150
Less debt discount	(18)	(26)
Plus carrying value in excess of the face amount of the notes payable	105	182

	3,237	4,306
Less current maturities	1,200	1,000

	$2,037	$3,306

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 8.25% as of July 31, 2005). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full.
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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007, at the prime interest rate plus 2%, adjusted quarterly (effective rate of 8.25% as of July 31, 2005).
Principal payments due on notes payable are as follows:

Year Ending July 31
2006	$1,200,000
2007	1,400,000
2008	550,000

TOTAL	$3,150,000

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
For the year ended July 31, 2004, the Company incurred $17,000 of financing expense relating to this agreement.
4. Capital and Operating Leases
The Company leases office space and certain office equipment under operating lease arrangements expiring through 2011. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes related to the office space leases. Total rental expense for the operating leases was $612,000 in 2005 and $661,000 in 2004.
Rent expense for the Company’s corporate office is recognized on a straight-line basis over the lease term, which differs from the pattern of payments required by the lease. Other long-term liabilities at July 31, 2005 and 2004 include $54,000 and $71,000, respectively, of deferred rent.
The Company has certain capital lease agreements in place related to computer and office equipment.
Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

Fiscal year ending	Capital Leases	Operating Leases
2006	$4	$558
2007	–	458
2008	–	449
2009	–	453
2010	–	120
Thereafter	–	46

Total minimum lease payments	4	$2,084

Amounts representing interest	–

Present value of minimum capital lease payments	4
Less amounts payable in one year	4

Long-term portion	$–

5. Line of Credit
The Company has a line of credit with JP Morgan Chase Bank in an amount not to exceed $500,000 with interest payable on the outstanding balance at the prevailing prime interest rate. The credit arrangement is secured by substantially all assets of the Company. Advances under the line of credit are limited to a borrowing base, determined by 80% of the book value of eligible accounts receivable which are less than 90 days from the invoice date, plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%), less $75,000. The line of credit agreement contains certain financial and non-financial covenants with which the Company is required to comply. There were no outstanding borrowings on this credit facility as of July 31, 2005. The line of credit expires July 9, 2006.
6. Shareholders’ Equity
Preferred Stock
During a part of fiscal 2004, the Company had 20,350 shares of Series A Preferred Stock outstanding. The shares were entitled to cumulative annual dividends equal to the product of $100 and prime plus 2% payable quarterly, as and when declared by the Board of Directors.

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
The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 127,624 of the shares have been issued as of July 31, 2005. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.
Stock Option Plans
On November 19, 2003, pursuant to its option exchange program, the Company accepted for cancellation from all stock option plans old options to purchase 319,186 shares of common stock, representing approximately 29% of the shares of common stock underlying all old options that were eligible for exchange in the offer. Subject to and in accordance with the terms of the offer, the Company issued, on the new option grant date, May 21, 2004, new options to purchase 245,944 shares of the Company’s common stock from the 2000 Stock Option Plan in exchange for the old options cancelled in the offer. The new options were 50% vested immediately and of the remaining options, 25% vested on July 31, 2005 and 25% vest on July 31, 2006.
1991 Stock Option Plan
The Company’s 1991 Stock Option Plan was terminated August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or (b) nonqualified stock options.
Any incentive stock option that was granted under the 1991 Plan could not be granted at a price less than the fair market value of the stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the voting stock of the Company). Nonqualified stock options were allowed to be granted at the exercise price established by the Compensation Committee, which could be less than, equal to or greater than the fair market value of the stock on the date of grant.
Each option granted under the 1991 Plan is exercisable for a period of ten years from the date of grant (five years in the case of a holder of more than 10% of the voting stock of the Company) or such shorter period as determined by the Compensation Committee and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company.
At its discretion, the Compensation Committee may require a participant to be employed by the Company for a designated number of years prior to exercising any options. The Committee may also require a participant to meet certain performance criteria, or that the Company meet certain targets or goals, prior to exercising any options.

Changes in option shares under the 1991 Plan are as follows:

	2005		2004
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at the beginning of the year	184,810	$2.25	434,676	$7.01
Granted	–	–	–	–
Exercised	(375)	$2.25	–	–
Forfeited	(3,500)	$2.75	(249,866)	4.98

Outstanding at the end of the year	180,935	$2.27	184,810	$2.25

Exercisable	180,935	$2.27	184,810	$2.25

Available for grant	–		–
The weighted-average contractual life of options outstanding at July 31, 2005, was 4.34 years. The range of exercise prices for options outstanding at July 31, 2005, was $2.00 to $10.00.
2000 Stock Option Plan
The Company’s 2000 Stock Option Plan (2000 Plan) has 1,450,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualifed stock options.
Any incentive stock option that is granted under the 2000 Plan may not be granted at a price less than the fair market value of the stock on the date of the grant (or less than 110% of the fair market value in the case of a participant who is a 10% shareholder of the Company within the meaning of Section 422 of the Code). Nonqualified stock options may be granted at the exercise price established by the Compensation Committee.
Each incentive stock option granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is 10% shareholder of the Company). Nonqualified stock options do not have this restriction.
Eligible participants include current and prospective employees, nonemployee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management of the Company, can have a significant effect on the success of the Company.
Changes in option shares under the 2000 Plan are as follows:

	2005		2004
		Weighted- Average		Weighted- Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at the beginning of the year	847,570	$0.92	608,426	$0.60
Granted	475,600	1.66	301,444	1.48
Exercised	(87,381)	0.53	(40,650)	0.28
Forfeited	(35,197)	1.32	(21,650)	0.92

Outstanding at the end of the year	1,200,592	$1.23	847,570	$0.92

Exercisable	890,300	$1.06	540,686	$1.14

Available for grant	121,377		561,780
The weighted-average contractual life of options outstanding at July 31, 2005, was 8.44 years. The range of exercise prices for options outstanding at July 31, 2005, was $0.15 to $2.735.

1993 Director Stock Option Plan
The Company’s 1993 Director Stock Option Plan has expired and is terminated except for outstanding options. The Company’s 1993 Director Stock Option Plan (Director Plan) has 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan were granted at the fair market value of the stock on the grant date.
Each option granted under the Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

	2005			2004
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at the beginning of the year	1,313	$2.65	69,259	$5.18
Granted	–	–	–	–
Exercised	–	–	–	–
Forfeited	–	–	(67,946)	5.23

Outstanding at the end of the year	1,313	$2.65	1,313	$2.65

Exercisable	1,313	$2.65	1,313	$2.65

Available for grant	–		–

The weighted-average contractual life of options outstanding at July 31, 2005, was 4.97 years. The range of exercise prices for options outstanding at July 31, 2005, was $2.00 to $3.56.
8. Income Taxes
The provision for income taxes is composed of the following (in thousands):

	Year ended July 31,
	2005	2004

Current:
Federal	$345	$867
State	80	133
Deferred	(865)	—
Utilization of net operating loss carryforwards	(413)	(938)

	$(853)	$62

Provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established. This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability. Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income, exclusive of reversing temporary differences and carryforwards, and prudent tax planning strategies available in future periods. Because the ultimately realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations. The Company had a change in its estimated valuation allowance due to a historical trend of eight quarters of profitability and projections of profitability in the near future.

Significant components of the Company’s deferred tax liabilities and assets as of July 31 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$21,788	$21,702
Alternative minimum tax
carryforwards	49	59
Deferred revenue	2,176	2,181
Goodwill	689	777
Other	1,892	781

Total deferred tax assets	26,594	25,550
Valuation allowance for deferred tax assets	(25,148)	(25,157)

Net deferred tax asset	1,446	343
Deferred tax liabilities
Software product costs	(537)	(331)
Other	(44)	(12)

Net deferred taxes	$865	$—

As of July 31, 2005, the Company has unused net operating loss carryforwards for federal income tax purposes of $51,354,000 expiring in 2006 through 2022.
A portion of these unused net operating loss carryforwards for federal income tax purposes totaling $2,038,000 expire between 2012 and 2014 and are limited to $116,000 annually that can be utilized to offset taxable income. Use of these net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.
In addition, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $45,061,000 expiring in 2006 through 2016.
A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 6% to income (loss) before income taxes is as follows (in thousands):

	2005	2004
Computed income taxes at 40%	$782	$380
Permanent items	8	7
Change in valuation allowance and other	(1,643)	(325)

Income tax expense	$(853)	$62

During 2005 and 2004, $4,117,000 and $5,603,000 respectively, of federal net operating loss carryforwards expired. These expired net operating loss carryforwards have been included in the calculation of the change in valuation allowance.
9. Employee Benefit Plan
The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 25%, up to a maximum of $14,000 ($18,000 over age 50) in calendar 2005 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During 2005 and 2004, the Company issued 25,563 and 91,154 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan. The amount charged to expense for the 401(k) contributions were $37,000 during both 2005 and 2004.
10. Change in Accounting Estimate
During fiscal 2005, the Company settled certain sales tax obligations to various states. Estimates of those obligations were included in accrued liabilities as of July 31, 2004. The amount of the respective settlements with those states was less than the amounts originally estimated and accrued. The difference between the amounts previously accrued and the actual payments to satisfy the outstanding obligations was credited to income in fiscal 2005. The amount of this change in accounting estimate was approximately $218,000 (net of income taxes of approximately $145,000). The impact of this change was to increase basic and diluted earnings per common share in fiscal 2005 by $0.04 and $0.03, respectively.
During fiscal 2005, the Company had a change in its estimated valuation allowance due to a historical trend of eight quarters of profitability and projections of profitability in the near future. The difference between the amounts previously recorded as a valuation allowance and the amount recorded was credited to income in fiscal 2005. The amount of this change in accounting estimate was approximately $865,000. The impact of this change was to increase basic earnings per common share by $0.14 and diluted earnings per common share by $0.13 in fiscal 2005.
11. Revenues by Geographic Area
Revenues (in thousands) by geographic region of customers were approximately as follows:

	2005	2004
Geographic Area:
United States & Canada	$12,703	$12,082
Other	958	1,357

Total Revenue	$13,661	$13,439

12. Acquisition
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
13. Concentration and Related Party
Briggs & Stratton Corporation (“Briggs”) is one of the Company’s customers and owns approximately 16% of the Company’s stock. Briggs has entered into customer contracts with the Company in the ordinary course of business. Generally, the contracts are for one or two years and renew annually thereafter unless either party elects otherwise. The Company invoiced Briggs approximately $610,000 and $697,000 for products and services provided during fiscal 2005 and fiscal 2004, respectively. Briggs had unpaid net trade receivables of $170,000 or 17% outstanding as of July 31, 2005, $12,000 of which was over 90 days.
14. Contingency
On November 5, 2004, the Company received a letter on behalf of one of its customers asserting a warranty claim and/or a claim for indemnity with respect to a complaint filed against the customer for patent infringement in the United States District Court for the Eastern District of Texas. In connection with the case, the customer has identified three other suppliers as potential indemnitors as well. The customer is one of several primarily large, multinational corporate defendants alleged to have violated patents purporting to cover an “Electronic Proposal Preparation System” (U.S. Patent No. 5,615,342) and/or “Computer-Assisted Parts Sales Method” (U.S. Patent No. 5,367,627). The customer has denied any and all allegations of patent infringement in the lawsuit. The Company denied any responsibility, warranty or indemnification to the customer with respect to the complaint and intends to vigorously defend itself in this matter should that become necessary. If the Company can assist its customer in its defense, the Company intends to do so.

