Form 10QSB
period 2005-10-31
ARI NETWORK SERVICES INC /WI
filed 2005-12-15
CIK 879796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
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
YES ☑          NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of December 9, 2005 there were 6,150,764 shares of the registrant’s shares outstanding.
Transitional Small Business Disclosure Format (check one).
YES ☐          NO☑

ARI Network Services, Inc.
FORM 10-QSB
FOR THE THREE MONTHS ENDED OCTOBER 31, 2005
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial statements

Condensed consolidated balance sheets – October 31, 2005 and July	3-4
31, 2005

Condensed consolidated statements of operations for the three months ended October 31, 2005 and 2004	5

Condensed consolidated statements of cash flows for the three months ended October 31, 2005 and 2004	6

Notes to unaudited condensed consolidated financial statements	7-9

Item 2 Management’s discussion and analysis or plan of operation	9-17

Item 3 Controls and procedures	19

PART II — OTHER INFORMATION

Item 2 Unregistered sales of equity securities and use of proceeds	19

Item 6 Exhibits	19

Signatures	20
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,555	$3,651
Trade receivables, less allowance for doubtful accounts of $83 and $71 at October 31, 2005 and July 31, 2005, respectively	912	1,023
Prepaid expenses and other	195	203
Deferred income taxes	160	160

Total current assets	4,822	5,037

Equipment and leasehold improvements:
Computer equipment	4,815	4,813
Leasehold improvements	73	73
Furniture and equipment	1,777	1,702

	6,665	6,588
Less accumulated depreciation and amortization	5,974	5,893

Net equipment and leasehold improvements	691	695

Deferred income taxes	705	705

Other assets	9	10

Capitalized software product costs	11,105	10,927
Less accumulated amortization	9,586	9,441

Net capitalized software product costs	1,519	1,486

Total Assets	$7,746	$7,933

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
	2005	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of notes payable	$1,300	$1,200
Accounts payable	402	323
Deferred revenue	4,690	5,441
Accrued payroll and related liabilities	1,243	1,134
Accrued sales, use and income taxes	82	74
Accrued vendor specific liabilities	712	714
Other accrued liabilities	129	58
Current portion of capital lease obligations	4	4

Total current liabilities	8,562	8,948

Long term liabilities:
Notes payable (net of discount)	1,670	2,037
Long term payroll related	480	461
Other long term liabilities	91	96
Capital lease obligations	—	—

Total long term liabilities	2,241	2,594

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2005 and July 31, 2005, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,150,764 and 6,064,534 shares issued and outstanding at October 31, 2005 and July 31, 2005, respectively	6	6
Common stock warrants and options	36	36
Additional paid-in-capital	93,805	93,751
Accumulated deficit	(96,904)	(97,402)

Total shareholders’ equity (deficit)	(3,057)	(3,609)

Total Liabilities and Shareholders’ Equity (Deficit)	$7,746	$7,933

See notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at July 31, 2005 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	October 31
	2005	2004
Net revenues:
Subscriptions, support and other services fees	$2,564	$2,402
Software licenses and renewals	518	576
Professional services	409	297

	3,491	3,275

Cost of products and services sold:
Subscriptions, support and other services fees	181	193
Software licenses and renewals *	158	154
Professional services	111	82

	450	429

Gross margin	3,041	2,846

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	80	54
Customer operations and support	303	262
Selling, general and administrative	1,859	1,709
Software development and technical support	275	259

Net operating expenses	2,517	2,284

Operating income	524	562
Other income (expense):
Interest expense	(49)	(44)
Other, net	23	12

Total other income (expense)	(26)	(32)

Income before provision for income taxes	498	530
Income tax benefit (provision)	—	(36)

Net income	$498	$494

Average common shares outstanding:
Basic	6,126	5,951
Diluted	6,729	6,248

Basic and diluted net income (loss) per share:
Basic	$0.08	$0.08

Diluted	$0.07	$0.08

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $145 and $141 and excluding other depreciation and amortization shown separately

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	October 31
	2005	2004
Operating activities
Net income	$498	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	145	141
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(16)	(21)
Depreciation and other amortization	81	54
Deferred income taxes	—	—
Stock issued as contribution to 401(k) plan	21	37
Net change in receivables, prepaid expenses and other current assets	119	422
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(472)	(392)

Net cash provided by operating activities	376	735

Investing activities
Purchase of equipment and leasehold improvements	(77)	(69)
Software product costs capitalized	(178)	(602)

Net cash used in investing activities	(255)	(671)

Financing activities
Payments under notes payable	(250)	(251)
Payments of capital lease obligations	—	(3)
Proceeds from issuance of common stock	33	3

Net cash used in financing activities	(217)	(251)

Net decrease in cash	(96)	(187)
Cash at beginning of period	3,651	3,357

Cash at end of period	$3,555	$3,170

Cash paid for interest	$65	$64

Cash paid for income taxes	$—	$55

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
October 31, 2005
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2005.
The financial statements include the accounts of ARI Network Services, Inc. and its wholly owned subsidiary, ARI Europe B. V. All intercompany transactions and balances have been eliminated.
The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into United States dollars at historical exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period. Adjustments resulting from the remeasurement of the financial statements into the functional currency are charged or credited to income.
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

	Three months ended
	October 31
	2005	2004
Weighted average common shares outstanding	6,126	5,951
Dilutive effect of stock options and warrants	603	297

Diluted weighted average common shares outstanding	6,729	6,248
3. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans. SFAS No. 123 “Accounting for Stock-Based Compensation” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its stock option plans. SFAS No. 123 requires companies with stock-based compensation plans to disclose the pro forma effect of stock-based compensation on earnings and earnings per share. The following table sets forth the effect on earnings and earnings per share (in thousands, except per share data) of stock-based compensation had the cost been determined based upon the fair value at the grant date for awards under the plan using the Black-Scholes valuation method.

	Three months ended
	October 31
	2005	2004
Net income, as reported	$498	$494
Stock-based compensation using the fair value method	(82)	(35)

Pro forma net income	$416	$459
Net income per share
Basic — as reported	$0.08	$0.08
Basic — pro forma	$0.07	$0.08
Diluted — as reported	$0.07	$0.08
Diluted — pro forma	$0.06	$0.07

4. NOTES PAYABLE
On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 8.75% as of October 31, 2005). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt. In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the exchange of the previously outstanding securities for $500,000 in cash, the New Notes and the New Warrants was accounted for as a troubled debt restructuring and no gain was recorded. Instead the liability in excess of the future cash flows to the New Holders, which was originally approximately $322,000, remains on the balance sheet as a long term debt and is being amortized as a reduction of interest expense over the life of the New Notes.
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of Series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable quarterly through September 30, 2007 at the prime interest rate plus 2%, adjusted quarterly (effective rate of 8.75% as of October 31, 2005).
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
6. INCOME TAXES
The provision for income taxes is composed of the following (in thousands):

	Three months ended
	October 31
	2005	2004
Current:
Federal	$169	$31
State	30	5
Deferred	—	—
Utilization of net operating loss carryforwards	(199)	—

Income tax benefit (provision)	$—	($36)
Provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed on a quarterly basis. To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is a significant estimate that is subject to change in the near future. The change in the valuation allowance during a period is reflected with a corresponding increase or decrease in the tax provision in the statement of operations. Because of the uncertainty of long-term future economic conditions, the estimated future utilization of deferred net tax assets is based on twelve quarters of projections.

7. CLAIM FOR INDEMNIFICATION
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Total revenue for the quarter ended October 31, 2005 increased $216,000 or 7%, compared to the same period last year, primarily due to an increase in revenues from the Company’s worldwide catalog subscriptions and catalog professional services. Operating income decreased $38,000 or 7% for the quarter ended October 31, 2005, compared to the same period last year, primarily due to an increase in selling, general and administrative expense. Earnings remained relatively the same at net income of $498,000 or $0.08 per basic share for the quarter ended October 31, 2005, compared to net income of $494,000 or $0.08 per basic share for the quarter ended October 31, 2004. Management expects revenues and operating expenses to continue to increase over the prior year for the remainder of fiscal 2006, although there can be no assurance that this will occur.
During fiscal year 2006, the Company plans to focus on four growth initiatives: (1) maintaining and enhancing the current catalog business; (2) growing the dealer marketing services business; (3) changing to a dealer-direct business model in Europe; and (4) making selected synergistic acquisitions. We anticipate that the expenses and investments associated with these growth initiatives (primarily 2 and 3) will be at a level that will result in a slight decrease in operating income for fiscal 2006, but that the revenues generated by these initiatives will result in increased net income for fiscal 2007 and beyond, although there can be no assurance that this will occur.
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
Debt Instruments
The Company valued debt discounts for Common Stock Warrants granted in consideration for Notes Payable using the Black Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.
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

Revenues
The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers in the manufactured equipment market. The Company currently provides 88 catalogs of manufactured equipment from 69 manufacturers to approximately 30,000 dealers in approximately 89 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have over 82,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) integrated marketing services including template-based website services and technology-enabled direct mail services and (3) communication or transaction services. The Company’s primary product line is electronic cataloging; the other products are supplementary offerings that leverage its position in the catalog market.
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
Catalog, Customer and Subscription Information by Region
(As of October 31, 2005)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
North America	81	59	73,201	103	23,018
Rest of World	56	10	9,693	36	7,106
Included in both Regions	(49)	—	—	—	—
Total	88	69	82,894	139	30,124

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription”	=	Catalogs subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.
As part of its historical business practice, the Company continues to provide electronic directory and transaction services to the U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline during fiscal 2006.
The Equipment industry has been a growing percentage of the Company’s revenue over the past six years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others primarily in the U.S., Canada, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with dealers in the existing vertical markets, expand to other similar markets, and execute on the four growth initiative strategies previously mentioned.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.
Revenue by Geography and Service
(In Thousands)

	Three months ended
	October 31		Percent
	2005	2004	Change
North America
Catalog subscriptions	$2,578	$2,425	6%
Catalog professional services	355	295	20%
Dealer marketing services	68	48	40%
Dealer & distributor communications	227	281	-19%

Subtotal	3,228	3,049	6%

Rest of the World
Catalog subscriptions	214	216	-1%
Catalog professional services	49	10	394%

Subtotal	263	226	17%

Total Revenue
Catalog subscriptions	2,792	2,641	6%
Catalog professional services	404	305	32%
Dealer marketing services	68	48	40%
Dealer & distributor communications	227	281	-19%

Total	$3,491	$3,275	7%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased for the three months ended October 31, 2005, compared to the same period last year, primarily due to increased subscriptions from the Company’s web-based catalog products. Catalog subscription renewals from the Company’s North American customers were approximately 88% for the three months ended October 31, 2005. Management expects revenues from catalog subscriptions in North America to increase for the remainder of fiscal 2006 compared to the prior year.
Catalog Professional Services
Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers in the United States and Canada. Revenues from catalog professional services in North America increased, for the three months ended October 31, 2005, compared to the same period last year, primarily due to labor charged for the deployment of new web-based manufacturer databases. Management expects revenues from catalog professional services in North America to increase slightly for the remainder of fiscal 2006 compared to the prior year.
Dealer Marketing Services
Revenues from the Company’s North American dealer marketing services are derived from start-up and access fees charged to dealers for Website Smart™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from dealer marketing services in North America increased, for the three months ended October 31, 2005, compared to the same period last year, primarily due to sales of the Company’s new offering ARI MailSmart™. Management expects revenues from dealer marketing services in North America to increase for the remainder of fiscal 2006 compared to the prior year.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased for the three months ended October 31, 2005, compared to the same period last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog products. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue for the remainder of fiscal 2006 compared to the prior year.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased 1% for the three months ended October 31, 2005, compared to the same period last year, primarily due to a decline in subscriptions from manufacturers offset by an increase in dealer subscriptions as the Company changed its operations to a dealer-centric model in the Netherlands. The total number of subscriptions decreased due to the challenges of adding new dealer customers in Europe who are not accustomed to paying the Company for the subscription. Management expects revenues from catalog subscriptions in the rest of the world to increase for the remainder of fiscal 2006 as the operations in the Netherlands continues to grow.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world increased, for the three months ended October 31, 2005, compared to the same period last year, primarily due to labor charged for the deployment of manufacturer databases. Management expects revenues from catalog subscriptions in the rest of the world to increase for the remainder of fiscal 2006.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended
	October 31		Percent
	2005	2004	Change
Catalog subscriptions
Revenue	$2,792	$2,641	6%
Cost of revenue	278	261	7%
Cost of revenue as a percent of revenue	10%	10%

Catalog professional services
Revenue	404	305	32%
Cost of revenue	100	61	64%
Cost of revenue as a percent of revenue	25%	20%

Dealer marketing services
Revenue	68	48	40%
Cost of revenue	31	16	94%
Cost of revenue as a percent of revenue	46%	33%

Dealer and distributor communications
Revenue	227	281	(19%)
Cost of revenue	41	91	(55%)
Cost of revenue as a percent of revenue	18%	32%

Total
Revenue	$3,491	$3,275	7%
Cost of revenue	450	429	5%
Cost of revenue as a percent of revenue	13%	13%
Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue remained relatively the same for the three-month period ended October 31, 2005, compared to the same period last year. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary from quarter to quarter due to the timing of data shipments.
Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased for the three-month period ended October 31, 2005, compared to the same period last year, primarily due to an increase in catalog production labor which has a lower margin. Management expects cost of catalog professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.
Cost of dealer marketing services consists primarily of website setup labor, software amortization costs, postcards and distribution costs. Cost of dealer marketing services as a percentage of revenue increased for the three-month period ended October 31, 2005, compared to the same period last year primarily due to an increase in MailSmart™ sales which have a lower margin. Management expects gross margins, as a percent of revenue from dealer marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.
Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the three month period ended October 31, 2005, compared to the same period last year primarily due to a decrease in telecommunication costs and software customization labor. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to be relatively consistent from quarter to quarter.

Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.
Operating Expenses
(In thousands)

	Three months ended
	October 31		Percent
	2005	2004	Change
Customer operations and support	$303	$262	16%
Selling, general and administrative	1,859	1,709	9%
Software development and technical support	275	259	6%
Depreciation and amortization	80	54	48%

Net operating expenses	$2,517	$2,284	10%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased for the three-month period ended October 31, 2005, compared to the same period last year primarily due to the addition of a manager of the Virginia office. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2006.
Selling, general and administrative expenses (“SG&A”) increased for the three month period ended October 31, 2005, compared to the same period last year, as the Company invested in new sales and marketing initiatives in both the North American and European industries. SG&A, as a percentage of revenue, increased slightly from 52% for the three-month period ended October 31, 2004 to 53% for the three-month period ended October 31, 2005. Management expects SG&A costs to increase compared to the previous year for the remainder of fiscal 2006 as the Company continues its sales and marketing initiatives.
The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs increased for the three month period ended October 31, 2005, compared to the same period last year, primarily due to temporary help used to deploy the new catalog software and new customer databases in the first quarter of fiscal 2006. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2006 as the Company invests in its new catalog products.
Depreciation and other amortization expense increased for the three-month period ended October 31, 2005, compared to the same period last year. Management expects depreciation and other amortization to increase slightly for the remainder of fiscal 2006, as the Company invests in the business.
Other Items
Earnings increased slightly from net income of $494,000 for the three-month period ended October 31, 2004, to net income of $498,000 for the three month period ended October 31, 2005. The Company’s increase in revenue was offset by increased investment in its new sales initiatives. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2006, although there can be no assurance that this will occur.
Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment was approximately $65,000 and $64,000 for the three month periods ended October 31, 2005 and 2004, respectively. In addition, approximately $16,000 and $21,000 of excess debt principal was amortized to offset interest expense for the three month period ended October 31, 2005 and 2004, respectively.
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
Cash Flow Information
(In thousands)

	Three months ended
	October 31		Percent
	2005	2004	Change
Net income	$498	$494	1%
Amortization of software products	145	141	3%
Amortization of deferred finance costs and debt discount	(16)	(21)	24%
Depreciation and other amortization	81	54	50%
Stock issued as contribution to 401(k) plan	21	37	(43%)
Net change in working capital	(353)	30	(1277%)

Net cash provided by operating activities	376	735	(49%)
Net cash used in investing activities	(255)	(671)	62%
Net cash used in financing activities	(217)	(251)	14%

Net change in cash	($96)	($187)	49%

Net cash provided by operating activities decreased for the three-month period ended October 31, 2005, compared to the same period last year, primarily due to the decrease in components of working capital. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities decreased for the three-month period ended October 31, 2005, compared to the same period last year, primarily due to the acquisition of software purchased from a third party in October 2004. Management expects the net of cash provided by operating activities and used in investing activities to be positive for the remainder of fiscal 2006, although there can be no assurance that this result will be ultimately achieved.
At October 31, 2005, the Company had cash and cash equivalents of approximately $3,555,000 compared to approximately $3,651,000 at July 31, 2005.
The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.
Debt Schedule
(In thousands)

	October 31	July 31
	2005	2005	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	200	—
Long term portion of note payable	200	250	(50)

Total note payable to WITECH	400	450	(50)
Notes payable to New Holders:
Current portion of notes payable	1,100	1,000	100
Long term portion of notes payable	1,400	1,700	(300)

Total face value of notes payable to New Holders	2,500	2,700	(200)
Carrying value in excess of face amount of notes payable	82	105	(23)
Debt discount (common stock warrants and options)	(12)	(18)	6

Total carrying value of notes payable to New Holders	2,570	2,787	(217)

Total debt	$2,970	$3,237	$(267)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors (the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 8.75% as of October 31, 2005). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2%, adjusted quarterly (effective rate of 8.75% as of October 31, 2005). The note does not contain any financial covenants.
On July 9, 2004, the Company entered into a line of credit with Bank One, N.A. which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $500,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2006, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants.
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

ITEM 3. CONTROLS AND PROCEDURES
ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of October 31, 2005.
There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended October 31, 2005, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
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

ARI Network Services, Inc.
(Registrant)

Date:	December 15, 2005	/s/ Brian E. Dearing Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer