Form 10QSB
period 2006-01-31
ARI NETWORK SERVICES INC /WI
filed 2006-03-17
CIK 879796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

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
(Address of principal executive offices)
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
YES ☐                    NO ☑
As of March 9, 2006 there were 6,166,465 shares of the registrant’s common stock outstanding.
Transitional Small Business Disclosure Format (check one).
YES ☐                    NO ☑

ARI Network Services, Inc.
FORM 10-QSB
FOR THE SIX MONTHS ENDED JANUARY 31, 2006
INDEX
PART I — FINANCIAL INFORMATION

		Page
Item 1	Financial statements

	Condensed consolidated balance sheets – January 31, 2006 and July 31, 2005	3-4

	Condensed consolidated statements of operations for the three and six months ended January 31, 2006 and 2005	5

	Condensed consolidated statements of cash flows for the six months ended January 31, 2006 and 2005	6

	Notes to unaudited condensed consolidated financial statements	7-9

Item 2	Management’s discussion and analysis or plan of operation	9-17

Item 3	Controls and procedures	19

PART II — OTHER INFORMATION

Item 2	Unregistered sales of equity securities and use of proceeds	19

Item 6	Exhibits	19

Signatures		20
Certification
Certification
Certification
Certification

ITEM 1. FINANCIAL STATEMENTS
ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31	July 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,584	$3,651
Trade receivables, less allowance for doubtful accounts of $106 and $71 at January 31, 2006 and July 31, 2005, respectively	1,552	1,023
Prepaid expenses and other	186	203
Deferred income taxes	160	160

Total current assets	5,482	5,037

Equipment and leasehold improvements:
Computer equipment	4,823	4,813
Leasehold improvements	73	73
Furniture and equipment	1,892	1,702

	6,788	6,588
Less accumulated depreciation and amortization	6,067	5,893

Net equipment and leasehold improvements	721	695

Deferred income taxes	705	705

Other assets	8	10

Capitalized software product costs	11,237	10,927
Less accumulated amortization	9,738	9,441

Net capitalized software product costs	1,499	1,486

Total Assets	$8,415	$7,933

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31	July 31
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$1,400	$1,200
Accounts payable	435	323
Deferred revenue	5,504	5,441
Accrued payroll and related liabilities	796	1,134
Accrued sales, use and income taxes	30	74
Accrued vendor specific liabilities	607	530
Other accrued liabilities	274	242
Current portion of capital lease obligations	4	4

Total current liabilities	9,050	8,948

Long term liabilities:
Notes payable (net of discount)	1,304	2,037
Long term payroll related	480	461
Other long term liabilities	87	96
Capital lease obligations	—	—

Total long term liabilities	1,871	2,594

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2006 and July 31, 2005, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,166 465 and 6,064,534 shares issued and outstanding at January 31, 2006 and July 31, 2005, respectively	6	6
Common stock warrants and options	36	36
Additional paid-in-capital	93,832	93,751
Accumulated deficit	(96,380)	(97,402)

Total shareholders’ equity (deficit)	(2,506)	(3,609)

Total Liabilities and Shareholders’ Equity (Deficit)	$8,415	$7,933

See notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at July 31, 2005 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31		January 31
	2006	2005	2006	2005
Net revenues:
Subscriptions, support and other services fees	$2,548	$2,422	$5,112	$4,824
Software licenses and renewals	515	558	1,033	1,134
Professional services	459	324	868	621

	3,522	3,304	7,013	6,579
Cost of products and services sold:
Subscriptions, support and other services fees	207	233	388	426
Software licenses and renewals *	164	145	322	299
Professional services	84	48	195	130

	455	426	905	855

Gross margin	3,067	2,878	6,108	5,724

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	94	69	174	123
Customer operations and support	279	257	582	519
Selling, general and administrative	1,840	1,745	3,699	3,454
Software development and technical support	305	301	580	560

Net operating expenses	2,518	2,372	5,035	4,656

Operating income	549	506	1,073	1,068
Other income (expense):
Interest expense	(50)	(47)	(99)	(91)
Other, net	25	10	48	22

Total other income (expense)	(25)	(37)	(51)	(69)

Income before provision for income taxes	524	469	1,022	999
Income tax benefit (provision)	—	(14)	—	(50)

Net income	$524	$455	$1,022	$949

Average common shares outstanding:
Basic	6,154	5,974	6,140	5,958
Diluted	6,631	6,445	6,617	6,429

Basic and diluted net income (loss) per share:
Basic	$0.09	$0.08	$0.17	$0.16

Diluted	$0.08	$0.07	$0.15	$0.15

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $152, $133, $297 and $274 respectively and excluding other depreciation and amortization shown separately

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	January 31
	2006	2005
Operating activities
Net income	$1,022	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	297	274
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(31)	(42)
Depreciation and other amortization	174	123
Stock issued as contribution to 401(k) plan	21	37
Net change in receivables, prepaid expenses and other current assets	(512)	453
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(88)	(480)

Net cash provided by operating activities	883	1,314

Investing activities
Purchase of equipment and leasehold improvements	(200)	(153)
Software product costs capitalized	(310)	(746)

Net cash used in investing activities	(510)	(899)

Financing activities
Payments under notes payable	(500)	(500)
Payments of capital lease obligations	—	(6)
Proceeds from issuance of common stock	60	60

Net cash used in financing activities	(440)	(446)

Net decrease in cash	(67)	(31)
Cash at beginning of period	3,651	3,357

Cash at end of period	$3,584	$3,326

Cash paid for interest	$128	$131

Cash paid for income taxes	$—	$55

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
January 31, 2006
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2005.
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
2. BASIC AND DILUTED NET INCOME PER SHARE
Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of the Company’s outstanding stock options and warrants that are in the money were exercised (calculated using the treasury stock method). The following table is a reconciliation of the weighted average number of common shares and equivalents outstanding in the calculation of basic and diluted net income per common share (in thousands) for the periods indicated.

	Three months ended		Six months ended
	January 31		January 31
	2006	2005	2006	2005
Weighted average common shares outstanding	6,154	5,974	6,140	5,958
Dilutive effect of stock options and warrants	477	471	477	471

Diluted weighted average common shares outstanding	6,631	6,445	6,617	6,429
3. STOCK-BASED COMPENSATION
The Company has stock-based compensation plans. SFAS No. 123 “Accounting for Stock-Based Compensation” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue using the intrinsic value method in accounting for its stock option plans. SFAS No. 123 requires companies with stock-based compensation plans to disclose the pro forma effect of stock-based compensation on earnings and earnings per share. The following table sets forth the effect on earnings and earnings per share (in thousands, except per share data) of stock-based compensation had the cost been determined based upon the fair value at the grant date for awards under the plan using the Black-Scholes valuation method.

	Three months ended		Six months ended
	January 31		January 31
	2006	2005	2006	2005
Net income, as reported	$524	$455	$1,022	$949
Stock-based compensation using the fair value method	(82)	(89)	(162)	(136)

Pro forma net income	$442	$366	$860	$813
Net income per share
Basic — as reported	$0.09	$0.08	$0.17	$0.16
Basic — pro forma	$0.07	$0.06	$0.14	$0.14
Diluted — as reported	$0.08	$0.07	$0.15	$0.15
Diluted — pro forma	$0.07	$0.06	$0.13	$0.13

4. NOTES PAYABLE
On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 9.50% as of January 31, 2006). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of Series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007 at the prime interest rate plus 2%, adjusted quarterly (effective rate of 9.50% as of January 31, 2006).
5. SHAREHOLDER RIGHTS PLAN
On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders. Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned. These Rights trade in tandem with the common stock until and unless they are triggered. Should a person or group acquire more than 10% of the Company’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the other shareholders the ability to purchase additional stock of the Company at a substantial discount. The Rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.
6. INCOME TAXES
The provision for income taxes is composed of the following (in thousands):

	Three months ended		Six months ended
	January 31		January 31
	2006	2005	2006	2005
Current:
Federal	$179	$12	$348	$43
State	32	2	62	7
Deferred	—	—	—	—
Utilization of net operating loss carryforwards	(211)	—	(410)	—

Income tax (benefit)provision	$—	$14	$—	$50
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

7. CLAIM FOR INDEMNIFICATION
On November 5, 2004, the Company received a letter on behalf of one of its customers asserting a warranty claim and/or a claim for indemnity with respect to a complaint filed against the customer for patent infringement in the United States District Court for the Eastern District of Texas. In connection with the case, the customer identified three other suppliers as potential indemnitors as well. The customer is one of several primarily large, multinational corporate defendants alleged to have violated patents purporting to cover an “Electronic Proposal Preparation System” (U.S. Patent No. 5,615,342) and/or “Computer-Assisted Parts Sales Method” (U.S. Patent No. 5,367,627). The customer settled the patent infringement claim in February 2006 and since then, has not reasserted an indemnification claim against the Company.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Total revenue increased $218,000 or 7% for the three month period ended January 31, 2006 and $434,000 or 7% for the six month period ended January 31, 2006, compared to the same periods last year, primarily due to an increase in revenues from the Company’s North American catalog subscriptions, professional services and dealer marketing services. Operating income increased $43,000 or 8% for the three month period ended January 31, 2006 and $5,000 or less than 1% for the six month period ended January 31, 2006, compared to the same periods last year, primarily due to increased margins offset by an increase in selling, general and administrative expense. Earnings increased from $455,000 or $0.08 per basic share for the three months ended January 31, 2005 to $524,000 or $0.09 per basic share for the three months ended January 31, 2006 and increased from $949,000 or $0.16 per basic share for the six months ended January 31, 2005 to $1,022,000 or $0.17 per basic share for the six months ended January 31, 2006. Management expects revenues and operating expenses to continue to increase over the prior year for the remainder of fiscal 2006.
During fiscal year 2006, the Company is focused on four growth initiatives: (1) maintaining and enhancing the current catalog business; (2) growing the dealer marketing services business; (3) employing a dealer-direct business model in Europe; and (4) making selected synergistic acquisitions. We anticipate that the expenses and investments associated with these growth initiatives (primarily 2 and 3) will be at a level that will result in little or no growth in operating income for fiscal 2006, but that the revenues generated by these initiatives will result in increased net income for fiscal 2007 and beyond.
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

Bad Debts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. The Company currently reserves for most amounts due over 90 days, unless there is reasonable assurance of collectibility. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Cash and Cash Equivalents
The Company’s investment policy, as approved by the Board of Directors, is designed to provide preservation of capital, adequate liquidity to meet projected cash requirements, optimum yields in relationship to risk, market conditions and tax considerations and minimum risk of principal loss through diversified short and medium term investments. Eligible investments include direct obligations of the U.S. Treasury, obligations issued or guaranteed by the U.S. government, certain time deposits, certificates of deposits issued by commercial banks, money market mutual funds, asset backed securities and municipal bonds. The Company’s current investments include commercial paper and money market mutual funds with terms not exceeding ninety days.
Debt Instruments
The Company valued debt discounts for common stock warrants issued in exchange for notes payable using the Black-Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.
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
Stock-Based Compensation
The Company accounts for its employee stock option plans under the recognition and measurement principles whereby no stock-based compensation is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.
The FASB amended Statement No. 123(R), Share-Based Payment, which generally requires share-based payments to employees and non-employee directors, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies that are small business issuers for fiscal years beginning after December 15, 2005. The Company expects to adopt this new standard at the beginning of its fiscal year ending July 31, 2007 using the modified prospective method, which does not restate prior period financial statements but shows comparative financial statements as-if they had expensed the stock-based compensation under FASB Statement No. 123.

Revenues
The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers in the manufactured equipment market. The Company currently provides 89 catalogs of manufactured equipment from 72 manufacturers to approximately 29,000 dealers in approximately 96 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others, primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have over 81,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) dealer marketing services including template-based website services and technology-enabled direct mail services and (3) communication or transaction services. The Company’s primary product line at present is electronic parts catalogs; the other products are supplementary offerings that leverage its position in the catalog market.
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
Catalog, Customer and Subscription Information by Region
(As of January 31, 2006)

		Distinct		Distinct	Distinct
	Catalogs	Manufacturers	Subscriptions	Distributors	Dealers
				(Estimated)	(Estimated)
North America	82	63	72,326	104	22,985
Rest of World	55	9	9,099	36	6,168
Included in both Regions	(48)	—	—	—	—

Total	89	72	81,425	140	29,153

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.
“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.
“Subscription”	=	A single catalogs subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.
“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.
“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI
As part of its historical business practice, the Company continues to provide dealer and distributor communication services to the U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline as a percentage of total revenues during fiscal 2006.
The Equipment industry has been a growing percentage of the Company’s revenue over the past seven years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others, primarily in the U.S., Canada, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with dealers in the existing vertical markets, expand to other similar markets, and execute on the four growth initiative strategies previously mentioned.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.
Revenue by Location and Service
(In Thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2006	2005	Change	2006	2005	Change
North American
Catalog subscriptions	$2,581	$2,465	5%	$5,159	$4,890	6%
Catalog professional services	439	318	38%	794	613	30%
Dealer marketing services	107	89	20%	175	137	28%
Dealer & distributor communications	188	231	(19%)	415	512	(19%)

Subtotal	3,315	3,103	7%	6,543	6,152	6%

Rest of the World
Catalog subscriptions	170	201	(15%)	384	417	(8%)
Catalog professional services	37	—	100%	86	10	760%

Subtotal	207	201	3%	470	427	10%

Total Revenue
Catalog subscriptions	2,751	2,666	3%	5,543	5,307	4%
Catalog professional services	476	318	50%	880	623	41%
Dealer marketing services	107	89	20%	175	137	28%
Dealer & distributor communications	188	231	(19%)	415	512	(19%)

Total	$3,522	$3,304	7%	$7,013	$6,579	7%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased for the three and six months ended January 31, 2006, compared to the same periods last year, primarily due to increased subscriptions from the Company’s web-based catalog products. Catalog subscription renewals from the Company’s North American customers were approximately 88% for the six months ended January 31, 2006. Management expects revenues from catalog subscriptions in North America to increase for the remainder of fiscal 2006 compared to the prior year.
Catalog Professional Services
Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America increased for the three and six month periods ended January 31, 2006, compared to the same periods last year, primarily due to labor charged for the deployment of new web-based manufacturer databases. Management expects revenues from catalog professional services in North America to continue to increase somewhat for the remainder of fiscal 2006 compared to the prior year.

Dealer Marketing Services
Revenues from the Company’s North American dealer marketing services are derived from start-up and access fees charged to dealers for Website Smart™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from dealer marketing services in North America increased, for the three and six month periods ended January 31, 2006, compared to the same periods last year, primarily due to sales of Website Smart™ and MailSmart™. Management expects revenues from dealer marketing services in North America to increase for the remainder of fiscal 2006 compared to the prior year.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased for the three and six month periods ended January 31, 2006, compared to the same periods last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog and dealer marketing services products. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue for the remainder of fiscal 2006 compared to the prior year.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased for the three and six month periods ended January 31, 2006, compared to the same periods last year, primarily due to a decline in subscriptions purchased directly from manufacturers, partially offset by an increase in subscriptions purchased directly from dealers as the Company changed its operations to a dealer-centric model in the Netherlands. The total number of subscriptions decreased due to the challenges of adding new dealer customers in Europe who are not accustomed to paying the Company for the subscription and the fact that the manufacturers purchased in bulk more subscriptions than they actually deployed. Management expects revenues from catalog subscriptions in the rest of the world to continue to be less than the prior year until the manufacturer subscriptions in the prior year became fully recognized in the fourth quarter of fiscal 2005 and to increase in fiscal 2007 as the operations in the Netherlands continues to grow and new manufacturer names are added.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world increased, for the three and six month periods ended January 31, 2006, compared to the same periods last year, primarily due to labor charged for the deployment of manufacturer databases. Management expects revenues from professional services in the rest of the world to increase for the remainder of fiscal 2006, compared to the prior year.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2006	2005	% Chg	2006	2005	% Chg
Catalog subscriptions
Revenue	$2,751	$2,666	3%	$5,543	$5,307	4%
Cost of revenue	260	260	0%	538	521	3%
Cost of revenue as a percent of revenue	9%	10%		10%	10%

Catalog professional services
Revenue	476	318	50%	880	623	41%
Cost of revenue	119	84	42%	219	145	51%
Cost of revenue as a percent of revenue	25%	26%		25%	23%

Dealer marketing services
Revenue	107	89	20%	175	137	28%
Cost of revenue	49	48	2%	80	64	25%
Cost of revenue as a percent of revenue	46%	54%		46%	47%

Dealer and distributor communications
Revenue	188	231	(19%)	415	512	(19%)
Cost of revenue	27	34	(21%)	68	125	(46%)
Cost of revenue as a percent of revenue	14%	15%		16%	24%

Total Revenue	$3,522	$3,304	7%	$7,013	$6,579	7%
Cost of revenue	455	426	7%	905	855	6%
Cost of revenue as a percent of revenue	13%	13%		13%	13%
Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue decreased for the three month period ended January 31, 2006, compared to the same period last year primarily due to less catalog production and replication costs absorbed by the Company and remained relatively the same for the six month period ended January 31, 2006, compared to the same period last year. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments.
Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased slightly for the three month period ended January 31, 2006, compared to the same period last year, and increased for the six month period ended January 31, 2006, compared to the same period last year, primarily due to an increase in catalog production labor which has a lower margin in the first three months of the year. Management expects cost of catalog professional services to fluctuate from quarter to quarter depending on the mix of services sold and on the Company’s performance towards the contracted amount for customization projects.
Cost of dealer marketing services consists primarily of website setup labor, software amortization costs, postcards and distribution costs. Cost of dealer marketing services as a percentage of revenue decreased for the three and six month periods ended January 31, 2006, compared to the same periods last year primarily due to introductory price breaks for MailSmart™ in fiscal 2005 and the first quarter of fiscal 2006. Management expects gross margins, as a percent of revenue from dealer marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.
Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the three and six month periods ended January 31, 2006, compared to the same period last year primarily due to a decrease in telecommunication costs. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to be higher than the previous year for the remainder of fiscal 2006.

Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.
Operating Expenses
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2006	2005	% Chg	2006	2005	% Chg
Cost of products and services sold	$455	$426	7%	$905	$855	6%
Customer operations and support	279	257	9%	582	519	12%
Selling, general and administrative	1,840	1,745	5%	3,699	3,454	7%
Software development and technical support	305	301	1%	580	560	4%
Depreciation and amortization	94	69	36%	174	123	41%

Net operating expenses	$2,973	$2,798	6%	$5,940	$5,511	8%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased for the three and six month periods ended January 31, 2006, compared to the same periods last year primarily due to the addition of a manager of the Virginia office. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2006.
Selling, general and administrative expenses (“SG&A”) increased for the three and six month periods ended January 31, 2006, compared to the same periods last year, as the Company invested in new sales and marketing initiatives in both the North American and European industries. SG&A, as a percentage of revenue, remained relatively the same at 53% for the six month periods ended January 31, 2005 and 2006. Management expects SG&A costs to increase compared to the previous year for the remainder of fiscal 2006 as the Company continues its sales and marketing initiatives.
The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs increased slightly for the three and six month periods ended January 31, 2006, compared to the same periods last year, primarily due to temporary help used to deploy the new catalog software and new customer databases in the first quarter of fiscal 2006. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2006 as the Company maintains and supports its new catalog products.
Depreciation and other amortization expense (excluding amortization of software products included in cost of products and services sold) increased for the three and six month periods ended January 31, 2006, compared to the same periods last year. Management expects depreciation and other amortization to increase slightly for the remainder of fiscal 2006, as the Company continues to invest in furniture and equipment to run its business.
Other Items
Earnings increased slightly from net income of $455,000 and $949,000 for the three and six month periods ended January 31, 2005, to net income of $524,000 and $1,022,000 for the three and six month periods ended January 31, 2006, respectively. The Company’s increase in revenue was offset by increased expenses associated with its new sales initiatives. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2006.
Interest expense includes both cash and non-cash interest. Interest paid was approximately $63,000 and $128,000 for the three and six month periods ended January 31, 2006, and $67,000 and $131,000 for the three and six month periods ended January 31, 2005, respectively. In addition, excess debt principal was amortized to offset interest expense by approximately $16,000 and $32,000 for the three and six month periods ended January 31, 2006 and $22,000 and $43,000 for the three and six month periods ended January 31, 2005, respectively.

Acquisitions
Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, five business acquisitions and one software asset acquisition have been completed, four of which were fully integrated into the Company’s operations prior to fiscal year 2000.
The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.
Cash Flow Information
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2006	2005	% Chg	2006	2005	% Chg
Net income	$524	$455	15%	$1,022	$949	8%
Amortization of software products	152	133	14%	297	274	8%
Amortization of deferred finance costs and debt discount	(15)	(21)	(29%)	(31)	(42)	(26%)
Depreciation and other amortization	94	69	35%	174	123	41%
Stock issued as contribution to 401(k) plan	0	—	0%	21	37	(41%)
Net change in working capital	(247)	(57)	333%	(600)	(27)	2122%

Net cash provided by operating activities	508	579	(12%)	883	1,314	(33%)
Net cash used in investing activities	(255)	(228)	12%	(510)	(899)	(43%)
Net cash used in financing activities	(224)	(195)	15%	(440)	(446)	(1%)

Net change in cash	$29	$156	(81%)	$(67)	$(31)	116%

Net cash provided by operating activities decreased for the three and six month periods ended January 31, 2006, compared to the same periods last year, primarily due to the decrease in components of working capital. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities increased for the three month period ended January 31, 2006, compared to the same period last year, primarily due to leasehold improvements related to a relocation of the the Colorado office. Net cash used in investing activities decreased for the six month period ended January 31, 2006, compared to the same period last year, primarily due to the acquisition of software purchased from a third party in October 2004. Management expects the net of cash provided by operating activities and used in investing activities to be positive for the remainder of fiscal 2006, although there can be no assurance that this result will be ultimately achieved.
At January 31, 2006, the Company had cash and cash equivalents of approximately $3,584,000 compared to approximately $3,651,000 at July 31, 2005.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.
Debt Schedule
(In thousands)

	January 31	July 31
	2006	2005	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	200	—
Long term portion of note payable	150	250	(100)

Total note payable to WITECH	350	450	(100)
Notes payable to New Holders:
Current portion of notes payable	1,200	1,000	200
Long term portion of notes payable	1,100	1,700	(600)

Total face value of notes payable to New Holders	2,300	2,700	(400)
Carrying value in excess of face amount of notes payable	69	105	(36)
Debt discount (common stock warrants and options)	(15)	(18)	3

Total carrying value of notes payable to New Holders	2,354	2,787	(433)

Total debt	$2,704	$3,237	$(533)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors (the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 9.50% as of January 31, 2006). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2%, adjusted quarterly (effective rate of 9.50% as of January 31, 2006). The note does not contain any financial covenants.
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

ITEM 3. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of January 31, 2006.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended January 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended January 31, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	ARI held its 2005 Annual Meeting of Shareholders on December 8, 2005.

(b)	Votes cast for the election of Brian E. Dearing to serve as director until the 2008 Annual Shareholder’s Meeting were as follows:

For	5,698,248
Withheld authority to vote for	74,443
(c)	Votes cast to ratify the appointment of Wipfli LLP as ARI’s auditors for the year ending July 31, 2006 were as follows:

For	5,746,414
Against	7,444
Abstained	18,833
ITEM 6. EXHIBITS

10.1	Severance Agreement with Michael E. McGurk, dated January 13, 2006, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2006.

10.2	First Amendment to the Rights Agreement dated November 10, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2005.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc.
(Registrant)

Date:	March 17, 2006	/s/ Brian E. Dearing

Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer