Form 10QSB
period 2006-04-30
ARI NETWORK SERVICES INC /WI
filed 2006-06-14
CIK 879796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

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
YES    ☐            NO  ☑
As of June 7, 2006 there were 6,202529 shares of the registrant’s common stock outstanding.
Transitional Small Business Disclosure Format (check one).
YES    ☐            NO  ☑

ARI Network Services, Inc.
FORM 10-QSB
FOR THE SIX MONTHS ENDED APRIL 30, 2006

ITEM 1. FINANCIAL STATEMENTS
ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30	July 31
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,652	$3,651
Trade receivables, less allowance for doubtful accounts of $133 and $71 at April 30, 2006 and July 31, 2005, respectively	1,308	1,023
Prepaid expenses and other	253	203
Deferred income taxes	747	160

Total current assets	5,960	5,037

Equipment and leasehold improvements:
Computer equipment	4,961	4,813
Leasehold improvements	111	73
Furniture and equipment	2,010	1,702

	7,082	6,588
Less accumulated depreciation and amortization	6,171	5,893

Net equipment and leasehold improvements	911	695

Deferred income taxes	1,156	705

Other assets	7	10

Capitalized software product costs	11,395	10,927
Less accumulated amortization	9,899	9,441

Net capitalized software product costs	1,496	1,486

Total Assets	$9,530	$7,933

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30	July 31
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$1,400	$1,200
Accounts payable	322	323
Deferred revenue	5,585	5,441
Accrued payroll and related liabilities	793	1,134
Accrued sales, use and income taxes	52	74
Accrued vendor specific liabilities	607	530
Other accrued liabilities	351	242
Current portion of capital lease obligations	—	4

Total current liabilities	9,110	8,948

Long term liabilities:
Notes payable (net of discount)	940	2,037
Long term payroll related	480	461
Other long term liabilities	41	96

Total long term liabilities	1,461	2,594

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2006 and July 31, 2005, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,197,529 and 6,064,534 shares issued and outstanding at April 30, 2006 and July 31, 2005, respectively	6	6
Common stock warrants and options	36	36
Additional paid-in-capital	93,832	93,751
Accumulated deficit	(94,915)	(97,402)

Total shareholders’ equity (deficit)	(1,041)	(3,609)

Total Liabilities and Shareholders’ Equity (Deficit)	$9,530	$7,933

See notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at July 31, 2005 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30		April 30
	2006	2005	2006	2005
Net revenues:
Subscriptions, support and other services fees	$2,621	$2,534	$7,733	$7,358
Software licenses and renewals	498	552	1,531	1,686
Professional services	434	373	1,302	994

	3,553	3,459	10,566	10,038

Cost of products and services sold:
Subscriptions, support and other services fees	265	186	653	612
Software licenses and renewals *	168	153	490	452
Professional services	81	134	276	264

	514	473	1,419	1,328

Gross margin	3,039	2,986	9,147	8,710

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	104	67	278	190
Customer operations and support	273	265	855	784
Selling, general and administrative	1,862	1,805	5,561	5,259
Software development and technical support	344	295	924	855

Net operating expenses	2,583	2,432	7,618	7,088

Operating income	456	554	1,529	1,622
Other income (expense):
Interest expense	(45)	(49)	(144)	(140)
Other, net	46	3	94	25

Total other income (expense)	1	(46)	(50)	(115)

Income before provision for income taxes	457	508	1,479	1,507
Income tax benefit (provision)	1,008	(13)	1,008	(63)

Net income	$1,465	$495	$2,487	$1,444

Average common shares outstanding:
Basic	6,175	6,008	6,152	5,974
Diluted	6,621	6,598	6,598	6,564

Basic and diluted net income per share:
Basic	$0.24	$0.08	$0.40	$0.24

Diluted	$0.22	$0.08	$0.38	$0.22

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $161, $143, $458 and $417 respectively and excluding other depreciation and amortization shown separately

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30
	2006	2005
Operating activities
Net income	$2,487	$1,444
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	458	417
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(44)	(58)
Depreciation and other amortization	278	190
Deferred income taxes	(1,038)	—
Stock issued as contribution to 401(k) plan	21	37
Net change in receivables, prepaid expenses and other current assets	(335)	376
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(70)	(272)

Net cash provided by operating activities	1,757	2,134

Investing activities
Purchase of equipment and leasehold improvements	(494)	(232)
Software product costs capitalized	(468)	(939)

Net cash used in investing activities	(962)	(1,171)

Financing activities
Payments under notes payable	(850)	(750)
Payments of capital lease obligations	(4)	(7)
Proceeds from issuance of common stock	60	69

Net cash used in financing activities	(794)	(688)

Net increase in cash	1	275
Cash at beginning of period	3,651	3,357

Cash at end of period	$3,652	$3,632

Cash paid for interest	$190	$197

Cash paid for income taxes	$—	$55

Noncash investing and financing activities
Redemption of common stock in connection with exercise of stock options	$54	$—
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
April 30, 2006
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2005.
The financial statements include the accounts of ARI Network Services, Inc. and its wholly owned subsidiary, ARI Europe B. V. All intercompany transactions and balances have been eliminated.
The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into United States dollars at historical exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period. Adjustments resulting from the remeasurement of the financial statements from the functional currency into United States dollars are charged or credited to income.
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

	Three months ended		Nine months ended
	April 30		April 30
	2006	2005	2006	2005
Weighted average common shares outstanding	6,175	6,008	6,152	5,974
Dilutive effect of stock options and warrants	446	590	446	590

Diluted weighted average common shares outstanding	6,621	6,598	6,598	6,564
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

	Three months ended		Nine months ended
	April 30		April 30
	2006	2005	2006	2005
Net income, as reported	$1,465	$495	$2,487	$1,444
Stock-based compensation using the fair value method	(85)	(93)	(247)	(229)

Pro forma net income	$1,380	$402	$2,240	$1,215
Net income per share
Basic — as reported	$0.24	$0.08	$0.40	$0.24
Basic — pro forma	$0.22	$0.07	$0.36	$0.20
Diluted — as reported	$0.22	$0.08	$0.38	$0.22
Diluted — pro forma	$0.21	$0.06	$0.34	$0.19

4. NOTES PAYABLE
On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 9.75% as of April 30, 2006). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of Series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007 at the prime interest rate plus 2%, adjusted quarterly (effective rate of 9.75% as of April 30, 2006). The note does not contain any financial covenants.
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
6. INCOME TAXES
The provision for income taxes is composed of the following (in thousands):

	Three months ended		Nine months ended
	April 30		April 30
	2006	2005	2006	2005
Current:
Federal	$145	$11	$493	$54
State	46	2	108	9
Deferred	(1,000)	—	(1,000)	—
Utilization of net operating loss carryforwards	(199)	—	(609)	—

Income tax (benefit) provision	$(1,008)	$13	$(1,008)	$63
Provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed on a quarterly basis. To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is a significant estimate that is subject to change in the near future. The change in the valuation allowance during a period is reflected with a corresponding increase or decrease in the tax provision in the statement of operations. Because of the uncertainty of long-term future economic conditions, the estimated future utilization of deferred net tax assets is based on twelve quarters of projections. The Company had a change in its estimated valuation allowance of approximately $1 million due to a historical trend of eight quarters of profitability and projections of profitability in the near future.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Total revenue increased $94,000 or 3% for the three month period ended April 30, 2006 and $528,000 or 5% for the nine month period ended April 30, 2006, compared to the same periods last year, primarily due to an increase in revenues from the Company’s North American catalog subscriptions, professional services and dealer marketing services. Operating income decreased $98,000 or 18% for the three month period ended April 30, 2006 and $93,000 or 6% for the nine month period ended April 30, 2006, compared to the same periods last year, primarily due to an increase in selling, general and administrative expense. Earnings increased from $495,000 or $0.08 per basic share for the three months ended April 30, 2005 to $1,465,000 or $0.24 per basic share for the three months ended April 30, 2006 and increased from $1,444,000 or $0.24 per basic share for the nine months ended April 30, 2005 to $2,487,000 or $0.40 per basic share for the nine months ended April 30, 2006 primarily due to a change in the valuation allowance related to the Company’s deferred tax assets. Management expects revenues and operating expenses to continue to increase over the prior year for the remainder of fiscal 2006.
During fiscal year 2006, the Company is focused on four growth initiatives: (1) maintaining and enhancing the current catalog business; (2) growing the dealer marketing services business; (3) instituting a dealer-direct business model in Europe; and (4) making selected synergistic acquisitions. We anticipate that the expenses and investments associated with these growth initiatives (primarily 2 and 3) will be at a level that will result in little or no growth in operating income for fiscal 2006, but that the revenues generated by these initiatives will result in increased net income for fiscal 2007 and beyond.
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
Revenue Recognition
Revenue for use of the network and for information services is recognized in the period such services are utilized. Revenue from annual or periodic maintenance fees, license and license renewal fees and catalog subscription fees is recognized ratably over the period the service is provided. Revenue under arrangements that include acceptance terms beyond the Company’s standard terms is not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue under arrangements with customers who are not the ultimate users (resellers) is deferred if there is any contingency on the ability and intent of the reseller to sell such software to a third party. Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.

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
Legal Provisions
The Company is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. The Company reserves for any material estimated losses if the outcome is reasonably certain, in accordance with the provisions of SFAS No. 5 “Accounting for Contingencies”.
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
Deferred Tax Asset
The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations.
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
The FASB amended Statement No. 123(R), Share-Based Payment, which generally requires share-based payments to employees and non-employee directors, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies that are small business issuers for fiscal years beginning after December 15, 2005. The Company expects to adopt this new standard at the beginning of its fiscal year ending July 31, 2007 using the modified prospective method, which does not restate prior period financial statements but shows comparative financial statements as if they had expensed the stock-based compensation under FASB Statement No. 123.

Revenues
The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers in the manufactured equipment market. The Company currently provides 91 catalogs of manufactured equipment from 72 manufacturers to approximately 29,000 dealers in approximately 96 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others, primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have over 81,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs; (2) dealer marketing services including website creation, hosting and maintenance services, technology-enabled direct mail services,and e-mail marketing services and (3) communication or transaction services. The Company’s primary product line at present is electronic parts catalogs; the other products are supplementary offerings that leverage its position in the catalog market.
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
Catalog, Customer and Subscription Information by Region
(As of April 30, 2006)

		Distinct		Distinct	Distinct
	Catalogs	Manufacturers	Subscriptions	Distributors	Dealers
				(Estimated)	(Estimated)
North America	83	63	71,818	107	22,923
Rest of World	57	9	9,436	50	6,034
Included in both Regions	(49)	—	—	—	—

Total	91	72	81,254	157	28,957

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.
As part of its historical business practice, the Company continues to provide dealer and distributor communication services to the U.S. and Canadian agribusiness industry. These revenues are included in “Dealer and distributor communications.” As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline as a percentage of total revenues during fiscal 2006.
The Equipment industry has been a growing percentage of the Company’s revenue over the past seven years and is composed of several vertical markets including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others, primarily in the U.S., Canada, Europe and Australia. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with dealers in the existing vertical markets, expand to other similar markets, and execute on the four growth initiative strategies described above.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.
Revenue by Region and Product/Service
(In Thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2006	2005	Change	2006	2005	Change
North American
Catalog subscriptions	$2,562	$2,525	1%	$7,721	$7,415	4%
Catalog professional services	418	377	11%	1,212	990	22%
Dealer marketing services	147	77	91%	322	214	50%
Dealer & distributor communications	216	241	(10%)	631	753	(16%)

Subtotal	3,343	3,220	4%	9,886	9,372	5%

Rest of the World
Catalog subscriptions	195	236	(17%)	579	653	(11%)
Catalog professional services	15	3	400%	101	13	677%

Subtotal	210	239	(12%)	680	666	2%

Total Revenue
Catalog subscriptions	2,757	2,761	(0%)	8,300	8,068	3%
Catalog professional services	433	380	14%	1,313	1,003	31%
Dealer marketing services	147	77	91%	322	214	50%
Dealer & distributor communications	216	241	(10%)	631	753	(16%)

Total	$3,553	$3,459	3%	$10,566	$10,038	5%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased for the three and nine months ended April 30, 2006, compared to the same periods last year, primarily due to increased subscriptions from the Company’s web-based catalog products. Catalog subscription renewals from the Company’s North American customers were approximately 87% for the nine months ended April 30, 2006. Management expects revenues from catalog subscriptions in North America to increase for the remainder of fiscal 2006 compared to the prior year.
Catalog Professional Services
Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America increased for the three and nine month periods ended April 30, 2006, compared to the same periods last year, primarily due to labor charged for the deployment of new web-based manufacturer databases. Management expects revenues from catalog professional services in North America to continue at relatively the same level as the current quarter for the remainder of fiscal 2006, but less than the fourth quarter of fiscal 2005, which included revenue for a large software customization project.

Dealer Marketing Services (DMS)
Revenues from the Company’s North American dealer marketing services are derived from start-up and access fees charged to dealers for Website Smart™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from dealer marketing services in North America increased, for the three and nine month periods ended April 30, 2006, compared to the same periods last year, primarily due to upgrades to Website Smart™ and additional MailSmart™ sales to existing DMS customers, as well as sales of Website Smart™ and MailSmart™ to new customers. Management expects revenues from dealer marketing services in North America to increase for the remainder of fiscal 2006 and fiscal 2007, compared to the prior year.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased for the three and nine month periods ended April 30, 2006, compared to the same periods last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog and dealer marketing services products. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue for the remainder of fiscal 2006 and fiscal 2007, compared to the prior years.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased for the three and nine month periods ended April 30, 2006, compared to the same periods last year, primarily due to a decline in subscriptions purchased directly by manufacturers, partially offset by an increase in subscriptions purchased directly by dealers as the Company changed its operations to a dealer-centric model in the Netherlands. The total number of subscriptions decreased due to the challenges of adding new dealer customers in Europe who are not accustomed to paying the Company for the subscription and the fact that the manufacturers purchased in bulk more subscriptions than they actually deployed. Management expects revenues from catalog subscriptions in the rest of the world to compare unfavorably to the prior year for the remainder of fiscal 2006 due to the continued recognition of revenue in the prior year from the bulk subscriptions purchased by manufacturers during that period, but to increase in the second half of fiscal 2007 as the operations in the Netherlands continues to grow and new manufacturer names are added.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world increased, for the three and nine month periods ended April 30, 2006, compared to the same periods last year, primarily due to labor charged for updates to existing manufacturer databases. Management expects revenues from professional services in the rest of the world to decrease for the remainder of fiscal 2006, compared to the prior year, due to the decline in manufacturers whose catalogs we deploy and the lack of new manufacturer databases.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Nine months ended
	April 30			April 30
	2006	2005	% Chg	2006	2005	% Chg
Catalog subscriptions
Revenue	$2,757	$2,761	0%	$8,300	$8,068	3%
Cost of revenue	289	250	16%	827	771	7%
Cost of revenue as a percent of revenue	10%	9%		10%	10%

Catalog professional services
Revenue	433	380	14%	1,313	1,003	31%
Cost of revenue	119	146	(18%)	338	291	16%
Cost of revenue as a percent of revenue	27%	38%		26%	29%

Dealer marketing services
Revenue	147	77	91%	322	214	50%
Cost of revenue	75	27	178%	155	91	70%
Cost of revenue as a percent of revenue	51%	35%		48%	43%

Dealer and distributor communications
Revenue	216	241	(10%)	631	753	(16%)
Cost of revenue	31	50	(38%)	99	175	(43%)
Cost of revenue as a percent of revenue	14%	21%		16%	23%

Total
Revenue	$3,553	$3,459	3%	$10,566	$10,038	5%
Cost of revenue	514	473	9%	1,419	1,328	7%
Cost of revenue as a percent of revenue	14%	14%		13%	13%
Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue increased for the three and nine month periods ended April 30, 2006, compared to the same periods last year primarily due to software amortization expense of the Company’s new release of its catalog and warranty products. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments and variations in the recognition of revenue which does not directly correlate to software amortization expense, which is generally on a straight-line basis.
Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three and nine month periods ended April 30, 2006, compared to the same periods last year, primarily due to an increase in realization related to product customizations. Management expects cost of catalog professional services to fluctuate from quarter to quarter depending on the mix of services sold, the portion of customizations which are billable and on the Company’s performance towards the contracted amount for customization projects.
Cost of dealer marketing services consists primarily of website setup labor, software amortization costs, postcards and distribution costs. Cost of dealer marketing services as a percentage of revenue increased for the three and nine month periods ended April 30, 2006, compared to the same periods last year primarily due to an increase in MailSmart™ revenue, which has a lower margin than the other dealer marketing services. Management expects gross margins, as a percent of revenue from dealer marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.
Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the three and nine month periods ended April 30, 2006, compared to the same periods last year primarily due to a decrease in telecommunication costs. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to be higher than the previous year for the remainder of fiscal 2006.

Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.
Operating Expenses
(In thousands)

	Three months ended			Nine months ended
	April 30			April 30
	2006	2005	% Chg	2006	2005	% Chg
Customer operations and support	$273	$265	3%	$855	$784	9%
Selling, general and administrative	1,862	1,805	3%	5,561	5,259	6%
Software development and technical support	344	295	17%	924	855	8%
Depreciation and amortization	104	67	55%	278	190	46%

Net operating expenses	$2,583	$2,432	6%	$7,618	$7,088	7%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased for the three and nine month periods ended April 30, 2006, compared to the same periods last year primarily due to the addition of a manager of the Virginia office. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2006.
Selling, general and administrative expenses (“SG&A”) increased for the three and nine month periods ended April 30, 2006, compared to the same periods last year, as the Company invested in new sales and marketing initiatives in both the North American and European industries. SG&A, as a percentage of revenue, remained relatively the same at 52% and 53% for the nine month periods ended April 30, 2005 and 2006, respectively. Management expects SG&A costs to increase compared to the previous year for the remainder of fiscal 2006 as the Company continues its sales and marketing initiatives.
The Company’s technical staff (in-house and contracted) performs both software development and technical support and software customization and data conversion services for customer applications. Therefore, management expects fluctuations between software customization and data conversion services and development and technical support expenses quarter to quarter, as the mix of development and customization activities will change based on customer requirements. Software development and technical support costs increased for the three and nine month periods ended April 30, 2006, compared to the same periods last year, primarily due to temporary help used to deploy the new catalog software. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2006 as the Company maintains and supports its new catalog products.
Depreciation and other amortization expense (excluding amortization of software products included in cost of products and services sold) increased for the three and nine month periods ended April 30, 2006, compared to the same periods last year. Management expects depreciation and other amortization to increase slightly for the remainder of fiscal 2006, as the Company continues to invest in furniture and equipment to run its business.
Other Items
Earnings increased from $495,000 and $1,444,000 for the three and nine month periods ended April 30, 2005, respectively, to $1,465,000 and $2,487,000 for the three and nine month periods ended April 30, 2006, respectively. The Company’s increase in net income was due to an increase in revenue, which was,offset by increased expenses associated with its new sales initiatives, and an adjustment to its deferred income tax provision. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2006.
Interest expense includes both cash and non-cash interest. Interest paid was approximately $62,000 and $190,000 for the three and nine month periods ended April 30, 2006, and $66,000 and $197,000 for the three and nine month periods ended April 30, 2005, respectively. In addition, excess debt principal, debt discount and deferred financing costs were amortized to offset interest expense by approximately $13,000 and $44,000 for the three and nine month periods ended April 30, 2006 and $16,000 and $58,000 for the three and nine month periods ended April 30, 2005, respectively.

Acquisitions
Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, five business acquisitions and one software asset acquisition have been completed, all of which have been fully integrated into the Company’s operations.
The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.
Cash Flow Information
(In thousands)

	Three months ended			Nine months ended
	April 30		%	April 30		%
	2006	2005	Chg	2006	2005	Chg

Net income	$1,465	$495	196%	$2,487	$1,444	72%
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of software products	161	143	13%	458	417	10%
Amortization of debt discount	(13)	(16)	(19%)	(44)	(58)	(24%)
Depreciation and other amortization	104	67	55%	278	190	46%
Deferred income taxes	(1,038)	—	(100%)	(1,038)	—	(100%)
Stock issued to 401(k) plan	—	—	0%	21	37	0%
Net change in working capital	195	131	49%	(405)	104	(489%)

Net cash provided by operating activitie	874	820	7%	1,757	2,134	(18%)
Net cash used in investing activities	(452)	(272)	66%	(962)	(1,171)	(18%)
Net cash used in financing activities	(354)	(242)	46%	(794)	(688)	15%

Net increase in cash	$68	$306	(78%)	$1	$275	(100%)

Net cash provided by operating activities increased for the three month period ended April 30, 2006 and decreased for the nine month period ended April 30, 2006, compared to the same periods last year, primarily due to the changes in components of working capital. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities increased for the three month period ended April 30, 2006, compared to the same period last year, primarily due to the investment in a business enterprise system. Net cash used in investing activities decreased for the nine month period ended April 30, 2006, compared to the same period last year, primarily due to the acquisition of software purchased from a third party in October 2004. Management expects the net of cash provided by operating activities and used in investing activities to be positive for the remainder of fiscal 2006, although there can be no assurance that this result will be ultimately achieved.
At April 30, 2006, the Company had cash and cash equivalents of approximately $3,652,000 compared to approximately $3,651,000 at July 31, 2005.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.
Debt Schedule
(In thousands)

	April 30	July 31
	2006	2005	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	200	—
Long term portion of note payable	100	250	(150)

Total note payable to WITECH	300	450	(150)
Notes payable to New Holders:
Current portion of notes payable	1,200	1,000	200
Long term portion of notes payable	800	1,700	(900)

Total face value of notes payable to New Holders	2,000	2,700	(700)
Carrying value in excess of face amount of notes payable	54	105	(51)
Debt discount (common stock warrants and options)	(14)	(18)	4

Total carrying value of notes payable to New Holders	2,040	2,787	(747)

Total debt	$2,340	$3,237	$(897)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors (the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 9.75% as of April 30, 2006). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2%, adjusted quarterly (effective rate of 9.75% as of April 30, 2006). The note does not contain any financial covenants.
On July 9, 2004, the Company entered into a line of credit with JP Morgan Chase which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $500,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2006, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants.
Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of June 7, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of April 30, 2006.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended April 30, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
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

ARI Network Services, Inc.
(Registrant)

Date: June 14, 2006	/s/ Brian E. Dearing

Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer