Form 10KSB
period 2006-07-31
ARI NETWORK SERVICES INC /WI
filed 2006-10-30
CIK 879796

>

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006

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
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
YES ☑       NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Issuer’s revenues for the most recent fiscal year. $14,002,000
As of October 20, 2006, the aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ bulletin board) was approximately $8.8 million.
As of October 20, 2006, there were 6,227,335 shares of the registrant’s shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2006, for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
Transitional Small Business Disclosure Format (check one).
YES ☐       NO ☑

ARI Network Services, Inc.
FORM 10-KSB
FOR THE FISCAL YEAR ENDED JULY 31, 2006
INDEX

Item 1. Description of Business
Business Overview
ARI Network Services, Inc. (the “Company” or “ARI”) is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers, distributors and manufacturers in the manufactured equipment markets. We focus our sales and marketing on the North American and European manufactured equipment industry (the “Equipment Industry”), providing direct sales and service in North America and operating through a combination of direct sales and service and value-added sales and service agents elsewhere. Sales in these markets are driven by dealers’ and other servicing agents’ need for technical parts and service information needed to perform repair, warranty, and maintenance services, as well as to reduce operating costs and increase sales. The Equipment Industry is made up of separate sub-markets in which the manufacturers often share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, power sports, motorcycles, agricultural equipment, recreation vehicles, floor maintenance, auto and truck parts aftermarket, marine, construction, and others. By “Equipment”, we mean capital goods which are repaired rather than discarded when broken and for which the repairs are generally performed by a distributed network of independent dealers and/or repair shops. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing 96% of fiscal 2006 revenue. We expect the Equipment Industry to continue to be the Company’s largest Industry in fiscal 2007, and expect to expand into other sub-markets within the Equipment Industry which have similar business needs.
Our products and services enable Equipment Industry dealers to automate business communications with the manufacturers and distributors whose products they sell and service. We supply three types of software and services: (i) robust Web and CD-ROM electronic parts catalogs, (ii) dealer marketing services, including a website creation service and technology-enabled direct mail and (iii), and eCommerce services. The electronic cataloging products and services enable partners in a service and distribution network to look up electronically technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers. Dealer marketing services help a dealer increase revenue. For example, the website creation service makes it easy for a dealer to create a professional web presence and optionally to conduct electronic business with its customers. The eCommerce services allow the dealers to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries with the manufacturers and distributors who supply them. Our products and services use the Internet for data transport and a combination of the World-Wide Web and CD-ROM technology for user interfaces and data presentation. At this time, the primary product line is electronic catalogs; the other products leverage our position in the catalog market. We expect that dealer marketing services will represent a larger percentage of revenues over time, as management attention is focused in this area.
Our sales and marketing activities are focused on dealers, distributors and/or service points directly and on Equipment Industry manufacturers and distributors that sponsor our products and services within the service and distribution network. Using direct sales, we sell additional dealers as well as additional databases and additional products (such as WebsiteSmart™) to existing dealer customers. These products are used by dealers to save time and money, as well as to increase revenues. We also sell directly to distributors and manufacturers. We believe that the implementation of our products can reduce internal costs for manufacturers and distributors and increase loyalty and productivity in the service and distribution network as well as end-customer satisfaction. In addition to software licenses and support services, a typical implementation for a given manufacturer or distributor will involve professional services for project management, software customization and continuing catalog updates.
An important aspect of our business is the relationships we have developed with over 85 dealer business management system providers through our COMPASS Partners™ program. A dealer business management system is used by a dealer to manage inventory, maintain accounting records, bill customers and focus marketing efforts. Our software’s ability to interface with these systems provides the dealer with a more robust, informative, and cost-effective solution. It also differentiates us from competitors.
As part of our historical business practice, we continue to provide eCommerce services to the North American agribusiness industry, which accounted for 4% of our total revenue in fiscal 2006.
No single customer accounted for 10% or more of our revenues in fiscal 2006.
The following table sets forth certain Catalog, Customer and Subscription information by region derived from the Company’s financial and customer databases. The number of distinct distributors and dealers is estimated because some subscriptions are distributed by third parties (including manufacturers), which may or may not inform ARI of the distributors and/or dealers to which the subscription is distributed and therefore, comparisons to prior periods may or may not be indicative of business trends. Furthermore, at the present time we do not have an accurate method of counting dealers and subscriptions when a catalog is delivered via the website of a manufacturer or distributor who is our customer, so the information below may understate our market position.
Catalog, Customer and Subscription Information by Region

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
As of July 31, 2006:
North America	86	62	71,375	104	22,833
Non-North American	58	9	9,134	50	5,701
Included in both Regions	(48)	0	0	0	0

Total	96	71	80,509	154	28,534

As of July 31, 2005:
North America	79	59	74,846	98	21,763
Non-North American	72	11	12,987	34	8,547
Included in both Regions	(63)	0	0	0	0

Total	88	70	87,833	132	30,310

Variance:
North America	7	3	(3,471)	6	1,070
Non-North American	(14)	(2)	(3,853)	16	(2,846)
Included in both Regions	15	0	0	0	0

Total	8	1	(7,324)	22	(1,776)

“Catalog” =	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.
“Distinct Manufacturer” =	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.
“Subscription” =	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may have more than one subscription.
“Distinct Distributor” =	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.
“Distinct Dealer” =	A single independent servicing dealer, not owned by another dealer, served by ARI.
Our executive offices are located at 11425 West Lake Park Drive, Milwaukee, Wisconsin 53224-3025 and our telephone number at that location is (414) 973-4300. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com, which is not part of this report.

Mission and Strategy
Our mission is to be the leading provider of electronic parts catalogs and related technology and service to increase sales and profits for dealers in selected manufacturing industry segments, primarily those with shared distribution channels and service networks. Our vision is that whenever a dealer in one of our target markets accesses technical parts and service information electronically from a manufacturer or distributor or market its products and services to its customers, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets, and to be the leading provider of electronic catalog products and services in those markets. After establishing a position in a market, we will then bring other products and services to bear — including dealer marketing services — in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality electronic catalog, marketing, and eventually, other services that industry participants will adopt and use effectively.
During fiscal 2007, the Company is focused on four growth initiatives, which are the same ones pursued in fiscal 2006: (i) maintaining and enhancing the current base of catalog business; (ii) growing the dealer marketing services business; (iii) changing to a dealer-direct business model in Europe; and (iv) making selected synergistic acquisitions.
To maintain and enhance the current base of catalog business, we are seeking to maintain a renewal rate of over 85% on dealer catalog subscriptions and selling new catalogs and dealers at a rate sufficient to replace the revenue from non-renewing subscriptions, or to increase it slightly. We believe that we are highly penetrated in our two primary markets (Outdoor Power and Power Sports) both in terms of dealers and catalog titles, but there are opportunities for some additional growth in related markets (such as Agricultural Equipment).
Our primary new product initiative in North America is dealer marketing services, which includes WebsiteSmart, ARI MailSmart, and additional add-on products, including EMailSmart and our automated website content management services. These products respond directly to our dealer customers’ desire for assistance from a trusted partner like ARI in marketing and selling to their customers and prospects. We are investing in additional sales and marketing resources, as well as in product development to support this initiative.
In Europe, our focus is on shifting from a historical business model in which we sold only indirectly to dealers through manufacturers, distributors, or value-added resellers to a business model in which we sell and support dealers directly in their native languages. During the second half of fiscal 2005, we opened an office in Alphen aan den Rijn, The Netherlands, and staffed it with approximately 10 employees. Through a combination of direct selling and unbundling our current indirect business relationships, we expect to establish a direct-to-dealer business model. Once established, we believe that this will enable us to reverse the decline in European revenues and position ourselves for growth in the future by introducing additional products — including dealer marketing services — to European dealers. We have invested in sales and marketing staff in Europe, and expect to invest in product development as well in support of this initiative.
Finally, we continue to seek acquisitions that will solidify or accelerate our market position in both the catalog and dealer marketing services markets.
Products and Services
We offer three basic kinds of services to our customers in the Equipment Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment, (ii) dealer marketing services, including website creation services which allow a dealer to create and maintain a website and (iii) eCommerce services for exchanging documents such as purchase orders, invoices, and warranty claims.

The following table shows the products and services that we offer, a brief description of them and the industries where they are currently in use.
Electronic Catalog Products And Services

Product or Service	Description	Primary Industry/Market
PartSmart®	Electronic parts catalog for equipment dealers	Equipment — all sub-markets except RV

EMPARTweb™	Web based electronic parts catalog	Equipment — all sub-markets

Lookupparts.com	Empartweb-based lookup service offered to dealers on a subscription basis	Equipment — all sub-markets except RV

EMPARTweb ASP	Electronic parts catalog viewing software offered as a hosted service for individual distributors and manufacturers	Equipment — all sub-markets

EMPARTweb™ Shopping Cart	Add-on product to Empartweb that facilitates order taking from the catalog	Equipment — all sub-markets

EMPART XML Export™ Module	Add-on product to EMPARTpublisher that facilitates the creation of a file of parts and related information for use in EMPART PDF Catalog Composer Module	Equipment — all sub-markets

EMPART PDF Catalog Composer™ Module	Add-on product to EMPARTpublisher that facilitates the creation of a parts manual, price sheet or other parts-related publications in the Adobe Acrobat format for printing, electronic distribution or online display	Equipment — all sub-markets

Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment — all sub-markets

EMPARTpublisher™	Electronic parts catalog creation software	Equipment — all sub-markets

used to produce catalogs for viewing on EMPARTweb, PartSmart, and EMPARTviewer

Gardenpoint.com ™/ EMPARTweb™ Portal	Integrated multi-manufacturer catalog and ordering system for the web	Equipment — all sub-markets

EMPARTviewer™	Electronic parts catalog viewing software	Equipment — RV

Professional services	Project management, software customization, roll-out management, and help desk support services	Equipment — all sub-markets
Dealer Marketing Services

Product or Service	Description	Primary Industry/Market
WebsiteSmart™	Software to create customized dealer websites and conduct business electronically, including optional shopping cart	Equipment — outdoor power, power sports

ARI MailSmart™	Direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment — all sub-markets

eMailSmart™	Email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter	Equipment — all sub-markets

Content Management Services	Add-on solution to WebsiteSmart that automatically updates a dealer’s website with Weather Alerts, promotions based on customer seasonality and supplier promotions	Equipment — all sub-markets

eCommerce Products and Services

Product or Service	Description	Primary Industry/Market
TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment — Outdoor power and RV

WarrantySmart™	Web-based end-to-end warranty claims processing system that enables dealers, distributors and manufacturers to streamline product registration and warranty claim submission and processing, as well as check claim status online.	Equipment — all sub-markets
As part of our historical business practice, we continue to provide electronic transaction services to the North American agribusiness industry, representing approximately 4% of our fiscal 2006 revenue.
Acquisitions
Since December 1995, ARI has had a business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program’s inception, five completed business acquisitions, as well as one software product acquisition, have resulted.
     The following table shows selected information regarding these acquisitions:

Acquired
Company/Product and
Acquisition Date	Location	Description of Acquired Business or Product Rights
November 4, 1996	cd\*.IMG, Inc. (“CDI”) New Berlin, WI	CDI developed the Plus[1]® electronic parts catalog which featured parts information from over 20 manufacturers in the outdoor power, marine, motorcycle and power sports industries and was replaced with the Partsmart electronic catalog.

September 30, 1997	Empart Technologies, Inc. (“EMPART”) Foster City, CA	EMPART provided us with the EMPARTpublisher and EMPARTviewer software.

September 15, 1998	POWERCOM-2000 (“POWERCOM”), a subsidiary of Briggs & Stratton Corporation Colorado Springs, CO	POWERCOM provided electronic catalog and communication services to a number of manufacturers in North America, Europe, and Australia in the outdoor power, power tools, and power sports industries.

May 13, 1999	Network Dynamics Incorporated (“NDI”) Williamsburg, VA	NDI provided us with the PartSmart electronic catalog which was used by over 10,000 dealers to view catalogs from 50 different manufacturers in 6 sectors of the Equipment Industry.

October 27, 2003	VertX Commerce Corporation (“VertX”) San Diego, CA	VertX provided us with the WebsiteSmart™ software to create customized dealer websites.

September 30, 2004	Co-ownership rights to software products of Service Management Group, Inc. Hattiesberg, MS	Software code upon which Warranty Smart is based, as well as miscellaneous related (but undeployed) products.

Competition
Competition for ARI’s products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us on every product in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, the largest direct competitor is Proquest (which is being sold to a division of Snap-On Tools), which offers electronic service catalogs in the motorcycle, marine, outdoor power and auto markets. In addition, there are a variety of small companies focused on specific industries. Many of the smaller companies may also represent acquisition targets for us. There are also other companies that provide more general catalog services such as Stibo, Pindar and IHS that may in the future directly compete with us in our target markets. In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, and i2 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future. WebSite Smart™ has many competitors, including PowerSports Network, Inc., 50 Below, and many internet service providers. In the eCommerce part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. Proquest also offers a communication solution. There are also large, general market eCommerce companies like AT&T Communications, Inc., which offer products and services which could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future. These companies may also represent alliance partner opportunities for us. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called “net communities,” such as VerticalNet, which could expand their offerings to target our served markets. In addition, companies focused on asset management or post-sales services, such as Servigistics, could expand their offerings and enter our markets; these companies may also represent alliance partner candidates. Finally, given the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.
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
Employees
As of October 15, 2006, we had 91 full-time equivalent employees. Of these, 16 are engaged in maintaining or developing software and providing software customization services, 33 are in sales and marketing, 14 are engaged in catalog creation and maintenance or database management, 21 are involved in customer implementation and support and 7 are involved in administration and finance. None of these employees is represented by a union.
Item 2. Description of Properties
ARI occupies approximately 17,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring June 30, 2009. This facility houses our headquarters and computer server room. In Colorado Springs, Colorado, we occupy approximately 5,200 square feet of office space under a lease expiring March 31, 2011. In Williamsburg, Virginia we occupy approximately 5,100 square feet of office space under a lease that expires October 1, 2009.

Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Executive Officers of the Registrant
The table below sets forth the names of ARI’s executive officers as of October 15, 2006. The officers serve at the discretion of the Board.

Name	Age	Capacities in Which Service
Brian E. Dearing	51	Chairman of the Board, CEO and President

Timothy Sherlock	54	CFO, Secretary, Treasurer and Vice President of Finance and Operations

John C. Bray	49	Vice President of Business Development and Strategy

Frederic G. Tillman	44	Vice President of Technology Development and Electronic Publishing

Roy W. Olivier	47	Vice President of Global Sales and Marketing
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
Timothy Sherlock. Mr. Sherlock was appointed Chief Financial Officer and Vice President of Finance in March 2001, Secretary in May 2001 and Treasurer in December 2002, adding Vice President of Operations in January 2006. Prior to joining ARI, Mr. Sherlock was CFO and Vice President of Finance and Administration for Catalyst International, Inc., a warehouse management software specialist. Before joining Catalyst in 1999, he held a series of progressively more responsible finance positions at Rennaissance Learning, a leading educational software firm based in Wisconsin Rapids, WI. culminating in his appointment as Vice President, Secretary and CFO. His early career included a variety of financial management positions at Cray Research, Inc., Eagan, MN, from 1983 to 1995. Mr. Sherlock, a Certified Public Accountant, received a BA in business administration from the College of St. Thomas, St. Paul, MN.
John C. Bray. Mr. Bray was appointed Vice President of Sales in September 1996, then became Vice President of New Market Development in March 2002, then Vice President of Business Development in June 2003, adding Vice President of Strategy in January 2006. Prior to joining ARI, Mr. Bray was Manager of Global Internet Sales and Consulting at GE Information Services in Rockville, Maryland. Before joining GE, Mr. Bray had a six year sales career at AT&T, culminating in his appointment as Regional Vice President of Sales for AT&T’s EasyLink Services, marketing electronic commerce services. He holds a BA in marketing from the University of Iowa.
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
Roy W. Olivier. Mr. Olivier joined ARI in September 2006 as Vice President of Global Sales and Marketing. Before joining ARI, Mr. Olivier was a consultant to start-up, small and medium-sized businesses. Prior to that, he was Vice President of Sales & Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Prior to that, Mr. Olivier held various sales and marketing executive and managerial positions with several other companies in the telecommunications and computer industries, including Multicom Publishing Inc., AT&T, BusinessLand and PacTel. Mr. Olivier holds a BA in business administration from the University of North Texas.
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

Fiscal Quarter Ended	High	Low
October 31, 2004	$2.050	$1.200
January 31, 2005	$2.850	$1.600
April 30, 2005	$2.810	$1.900
July 31, 2005	$2.860	$2.400
October 31, 2005	$2.800	$2.200
January 31, 2006	$2.500	$1.530
April 30, 2006	$2.500	$1.900
July 31, 2006	$2.420	$2.050
As of October 21, 2006, there were approximately 202 holders of record of the Company’s common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.
During the quarter ended July 31, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation
The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 2006, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. Audited Financial Statements and Notes as of July 31, 2006 and 2005 and for each of the years in the period ended July 31, 2006 and 2005, and the reports, thereon, of Wipfli LLP are included elsewhere in this Report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and Notes thereto included elsewhere herein.
Statement of Operations Data:
(In thousands, except per share data)

	Year Ended July 31
	2006	2005	2004	2003	2002
Subscriptions, support and other services revenues	$10,320	$9,913	$9,291	$8,217	$8,915
Software license and renewal revenues	2,036	2,248	2,378	2,332	2,721
Professional services revenues	1,646	1,500	1,770	2,068	2,227

Total revenues	14,002	13,661	13,439	12,617	13,863

Cost of subscriptions, support and other services sold	990	877	514	603	387
Cost of software licenses and renewals sold (1)	681	626	1,564	1,768	1,523
Cost of professional services sold	330	455	760	819	738

	2,001	1,958	2,838	3,190	2,648

Gross Margin	12,001	11,703	10,601	9,427	11,215

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of sales)	382	263	156	212	223
Customer operations and support	1,141	1,030	1,104	1,190	1,220
Selling, general and administrative	7,185	7,141	7,004	7,273	6,835
Software development and technical support	1,224	1,123	1,051	1,093	1,339

Net operating expenses	9,932	9,557	9,315	9,768	9,617

Operating income (loss)	2,069	2,146	1,286	(341)	1,598
Other expense	(59)	(184)	(169)	(1,007)	(1,410)

Income (loss) before provision for income taxes	2,010	1,962	1,117	(1,348)	188
Income tax benefit (expense)	1,200	853	(62)	—	—

Net income (loss)	$3,210	$2,815	$1,055	$(1,348)	$188

Average common shares outstanding:
Basic	6,130	5,992	5,840	6,499	6,238
Diluted	6,510	6,653	6,143	6,499	6,238

Net income (loss) per share:
Basic	$0.52	$0.47	$0.18	$(0.21)	$0.03
Diluted	$0.49	$0.42	$0.17	$(0.21)	$0.03
Selected Balance Sheet Data: (In thousands)

Working capital (deficit)	$(3,357)	$(3,911)	$(4,062)	$(4,813)	$(8,713)
Capitalized software development (net)	1,468	1,486	970	1,881	3,066
Total assets	9,436	7,933	6,191	5,650	6,374
Current portion of long-term debt and capital lease obligations	1,400	1,204	1,010	420	3,691
Total long-term debt and capital lease obligations	580	2,037	3,309	3,785	26
Total shareholders’ equity (deficit)	(312)	(3,609)	(6,551)	(6,830)	(5,606)

(1)	Includes amortization of software products of $648, $570, $1,512, $1,726 and $1,612.

Summary
The Company produced net income of $3,210,000 for the fiscal year ended July 31, 2006 compared to $2,815,000 for the fiscal year ended July 31, 2005. The increase in earnings was primarily due to an increase in gross margin and the recognition of deferred tax assets. Total revenue increased 2% during fiscal 2006 compared to fiscal 2005, while the Company’s new dealer marketing services business grew 88%. The increase in total revenue was primarily due to increased dealer marketing services and catalog subscriptions in the United States. Management expects revenues and operating income to increase in fiscal 2007 as the Company sees the results of its growth initiatives.
During fiscal year 2007, the Company plans to focus on four growth initiatives: (1) maintaining and enhancing the current base of catalog business; (2) growing the dealer marketing services business; (3) changing to a dealer-direct business model in Europe; and (4) making selected synergistic acquisitions. We anticipate that the expenses and investments associated with these growth initiatives (primarily numbers 2 and 3) will be at a level that will result in a slight increase in operating income for fiscal 2007, and that the revenues generated by these initiatives will result in healthy growth on the bottom line in the future. This is because our revenues for new business are recognized ratably over the period of the service or subscription delivery period, while certain expenses, by contrast, are recognized as they are incurred. We do not anticipate a need for additional capital or financing in order to execute our plans with regard to these growth initiatives, except in the case of a large acquisition not primarily financed by issuing equity to the seller and/or by seller-financed debt.
Critical Accounting Policies and Estimates
General
The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer contracts, bad debts, intangible assets, financing instruments, restructuring and other accrued revenues and expenses, and realizability of deferred tax assets. The Company bases its estimates on historical experience, current forecasts and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.
Revenue Recognition
Revenue for use of the network and for information services is recognized in the period such services are utilized. Revenue from annual or periodic maintenance fees, license and license renewal fees and catalog subscription fees is recognized ratably over the period the service is provided. Arrangements that include acceptance terms beyond the Company’s standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. If the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue on arrangements with customers who are not the ultimate users (i.e., resellers) is deferred if there is any contingency on the ability and intent of the reseller to sell such software to a third party.
Bad Debts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, which are subject to change in the near term. During fiscal 2006, the Company settled a vendor-related contract that resulted in a change in estimate of approximately $161,000 net of taxes, which resulted in an increase in net income. During fiscal 2005, the Company settled certain sales tax obligations to various states resulting in a change in estimate of $218,000 net of taxes, which resulted in an increase in net income. During fiscal 2006 and 2005 the Company reviewed and revised its estimated deferred tax valuation allowance based on updated projections of profit in the near future, which resulted in an increase in net income each year.
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
Cash and Cash Equivalents
The Company’s investment policy, as approved by the Board of Directors, is designed to provide preservation of capital, adequate liquidity to meet projected cash requirements, optimum yields in relationship to risk, market conditions and tax considerations and minimum risk of principal loss through diversified short and medium term investments. Eligible investments include direct obligations of the U.S. Treasury, obligations issued or guaranteed by the U.S. government, certain time deposits, certificates of deposits issued by commercial banks, money market mutual funds, asset-backed securities and municipal bonds. The Company’s current investments include funds with terms not exceeding ninety days.
Deferred Tax Assets
The tax effect of the temporary differences between the book and tax bases of our assets and liabilities and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities on the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in our tax provision in the statement of operations. During fiscal 2006 and 2005, the Company reviewed and revised its estimated deferred tax valuation allowance which resulted in a credit to income based on updated projections of profit in the near future.
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
On April 14, 2005, the FASB issued Statement No. 123(R), Share-Based Payment, which generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies that are small business issuers for fiscal years beginning after December 15, 2005. We expect to adopt this new standard at the beginning of our fiscal year ending July 31, 2007 using the modified prospective method.
Revenues
Management reviews the Company’s revenue in the aggregate, by geography and by product category within region. The Company’s strategic focus is electronic catalog and dealer marketing services in the Equipment Industry, which represented approximately 94% of the Company’s total revenue in fiscal 2006.

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s financial statements:
Revenue by Location and Service
(In Thousands)

	Year ended
	July 31		Percent
	2006	2005	Change
North American
Catalog subscriptions	$10,176	$9,952	2%
Catalog professional services	1,514	1,428	6%
Dealer marketing services	485	258	88%
Dealer & distributor communications	882	1,065	-17%

Subtotal	13,057	12,703	3%

Rest of the World
Catalog subscriptions	788	900	-12%
Catalog professional services	157	58	171%

Subtotal	945	958	-1%

Total Revenue
Catalog subscriptions	10,964	10,852	1%
Catalog professional services	1,671	1,486	12%
Dealer marketing services	485	258	88%
Dealer & distributor communications	882	1,065	-17%

Total	$14,002	$13,661	2%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased in fiscal 2006, compared to the same period last year, primarily due to increased subscriptions from the Company’s web-based catalog products. Catalog subscription renewals from the Company’s North American customers were approximately 87% for fiscal 2006. Management expects revenues from catalog subscriptions in North America to continue to increase slightly in fiscal 2007, compared to the prior year, primarily due to new subscriptions to the Company’s web-based products.
Catalog Professional Services
Revenues from North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America increased in fiscal 2006, compared to the same period last year, primarily due to labor charged for the deployment of new web-based manufacturer databases. Management expects revenues from catalog professional services in North America to increase in fiscal

2007, compared to the prior year, as the Company adds new manufacturer titles.
Dealer Marketing Services (DMS)
Revenues from the Company’s North American dealer marketing services are derived from start-up and subscription fees charged to dealers for Website Smart™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from dealer marketing services in North America increased in fiscal 2006, compared to the same period last year, primarily due to upgrades to Website Smart™ and additional MailSmart™ sales to existing DMS customers, as well as sales of Website Smart™ and MailSmart™ to new customers. Management expects revenues from dealer marketing services in North America to increase in fiscal 2007, compared to the prior year, as the Company continues to focus its resources in this market.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased in 2006, compared to the same period last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog and dealer marketing services products. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue in fiscal 2007, compared to the prior year.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased in 2006, compared to the same period last year, primarily due to a decline in subscriptions purchased directly by manufacturers, partially offset by an increase in subscriptions purchased directly by dealers as the Company changed its operations to a dealer-centric model in the Netherlands. The total number of subscriptions decreased due to the challenges of adding new dealer customers in Europe who are not accustomed to paying the Company for the subscription and the fact that the manufacturers purchased in bulk more subscriptions than they actually deployed. Management expects revenues from catalog subscriptions in the rest of the world to increase in the second half of fiscal 2007 as the operations in the Netherlands continues to grow and new manufacturer titles are added.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world increased in fiscal 2006, compared to the same period last year, primarily due to labor charged for updates to existing manufacturer databases. Management expects revenues from professional services in the rest of the world to increase in fiscal 2007, compared to the prior year, as new manufacturer databases are added.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company’s financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Year ended
	July 31		Percent
	2006	2005	Change
Catalog subscriptions
Revenue	$10,964	$10,852	1%
Cost of revenue	1,090	1,037	5%
Cost of revenue as a percent of revenue	10%	10%

Catalog professional services
Revenue	1,671	1,486	12%
Cost of revenue	543	599	(9%)
Cost of revenue as a percent of revenue	32%	40%

Dealer marketing services
Revenue	485	258	88%
Cost of revenue	236	112	111%
Cost of revenue as a percent of revenue	49%	43%

Dealer and distributor communications
Revenue	882	1,065	(17%)
Cost of revenue	132	210	(37%)
Cost of revenue as a percent of revenue	15%	20%

Total
Revenue	$14,002	$13,661	2%
Cost of revenue	2,001	1,958	2%
Cost of revenue as a percent of revenue	14%	14%
Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue remained relatively the same in fiscal 2006, compared to the same period last year. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments and variations in the recognition of revenue which does not directly correlate to software amortization expense, which is generally on a straight-line basis.
Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased in fiscal 2006, compared to the same period last year, primarily due to an increase in billable customizations, which have a higher margin. Management expects cost of catalog professional services to fluctuate from quarter to quarter depending on the mix of services sold, the portion of customizations which are billable and on the Company’s performance towards the contracted amount for customization projects.
Cost of dealer marketing services consists primarily of website setup labor, software amortization costs, postcards and distribution costs. Cost of dealer marketing services as a percentage of revenue increased for fiscal 2006, compared to the same period last year primarily due to an increase in MailSmart™ revenue, which has a lower margin than other dealer marketing services. Management expects gross margins, as a percent of revenue from dealer marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.
Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the fiscal year ended July 31, 2006, compared to the same period last year, primarily due to a decrease in telecommunication costs. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to remain relatively the same as the previous year in fiscal 2007.
Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s financial statements:
Operating Expenses
(In thousands)

	Year Ended July 31
			Percent
	2006	2005	Change
Customer operations and support	1,141	1,030	11%
Selling, general and administrative	7,185	7,141	1%
Software development and technical support	1,224	1,123	9%
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	382	263	45%

Net operating expenses	$9,932	$9,557	4%

Net operating expenses increased in fiscal 2006, compared to the prior year, primarily due to increased selling and administrative expenses related to dealer marketing services and the operation in the Netherlands, which was mostly offset by the settlement of a vendor contract for less than the amount which was accrued.
Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased in fiscal 2006, compared to the prior year, primarily due to the addition of a manager in the Virginia location. Management expects customer operations and support costs to remain at relatively the same level in fiscal 2007.
Selling, general and administrative expenses (“SG&A”) increased in fiscal 2006 as the Company invested in new sales and marketing initiatives in both the North American and non-North American catalog industries beginning in the latter half of fiscal 2005 and continuing in fiscal 2006. SG&A, as a percentage of revenue, was 51% in fiscal 2006 compared to 52% in fiscal 2005. Management expects SG&A decrease slightly as a percentage of revenues in fiscal 2007, even as the Company continues to invest in and grow its sales and marketing initiatives.
The Company’s technical staff (in-house and contracted) is allocated between software development and technical support and software customization services for customer applications. Therefore, management expects fluctuations between software customization services and development expenses from quarter to quarter, as the mix of development and customization activities will change based on customer requirements and amount of software development that is capitalized. During fiscal 2006 and 2005, our technical resources were primarily focused on new dealer marketing service products, a major release of the Company’s catalog product and on-going catalog updates. We expect our technical resources to continue to focus on development of catalog software, our new dealer marketing services products, software customization and catalog data updates in fiscal 2007, although the mix may fluctuate quarter to quarter based on customer requirements. We expect software development expenses to increase slightly during fiscal 2007, as the Company continues to invest in its catalog and dealer marketing service products.
Depreciation and amortization expenses increased in fiscal 2006, compared to the prior year, primarily due to the replacement of older, fully amortized computer equipment. Management expects depreciation and amortization expenses to increase slightly in fiscal 2007 as the Company invests in additional computer software and equipment to run its business.
Other Items
Interest expense includes both cash and non-cash interest. Interest paid decreased slightly in fiscal 2006, compared to the prior year, due to the reduction in debt principal as the Company pays off its notes, offset in part by an increase in the prime rate of interest. In addition, excess debt principal, debt discount and deferred financing costs were amortized to offset interest expense by approximately $53,000 in fiscal 2006 and $39,000 in fiscal 2005. In the absence of a major acquisition that is financed in whole or in part with additional debt, management expects interest expense to decrease in fiscal 2007, as the Company continues to pay down its debt, although these amounts are also dependent on fluctuations in the prime rate of interest. See “Liquidity and Capital Resources”.
The Company had net income of $3,210,000 in fiscal 2006, an increase of $395,000 over the prior year, primarily due to increased gross margins and the income from the recognition of deferred tax assets. Management expects operating income to increase slightly in fiscal 2007, as the Company continues to invest in and grow its sales and marketing initiatives.

Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:
Cash Flow Information
(In thousands)

	Year ended July 31		Percent
	2006	2005	Change

Net income	$3,210	$2,815	14%
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of software products	648	570	14%
Amortization of debt discount and other	(53)	(39)	(36%)
Depreciation and other amortization	382	263	45%
Deferred income taxes	(1,229)	(865)	(42%)
Stock issued to 401(k) plan	21	37	(43%)

Net change in working capital	(604)	(62)	(874%)

Net cash provided by operating activities	2,375	2,719	(13%)

Net cash used in investing activities	(1,299)	(1,503)	14%
Net cash used in financing activities	(1,143)	(922)	(24%)

Net change in cash	$(67)	$294	(123%)

Net cash provided by operating activities decreased in fiscal 2006, compared to the prior year, primarily due to the timing of payments of short term liabilities included in net change in working capital.
Net cash used in investing activities decreased in fiscal 2006, compared to the prior year, primarily due to the acquisition of software purchased from a third party in the first quarter of fiscal 2005 that was incorporated into a new ARI product (WarrantySmart ™ ).
Net cash used in financing activities increased in fiscal 2006, compared to the prior year, due to an increase in the amount of debt principal paid per the terms of the notes.
At July 31, 2006, the Company had cash and cash equivalents of approximately $3,584,000 compared to approximately $3,651,000 at July 31, 2005.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s audited financial statements.
Debt Schedule
(In thousands)

	July 31	July 31	Net
	2006	2005	Change
Note payable to WITECH:
Current portion of note payable	200	200	—
Long term portion of note payable	50	250	(250)

Total note payable to WITECH	250	450	(250)
Notes payable to New Holders:
Current portion of notes payable	1,200	1,000	200
Long term portion of notes payable	500	1,700	(1,200)

Total face value of notes payable to New Holders	1,700	2,700	(1,000)
Carrying value in excess of face value of notes payable	42	105	(63)
Debt discount (common stock warrants and options)	(12)	(18)	6

Total carrying value of notes payable to New Holders	1,730	2,787	(1,057)

Total Debt	$1,980	$3,237	$(1,257)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors, in aggregate, $500,000 in cash, unsecured notes in the amount of $3.9 million and warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the notes is prime plus 2% (effective rate of 10.25% as of July 31, 2006). The notes (in aggregate) are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the note holders, has the right to appoint one designee to the Company’s Board of Directors. The warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2% (effective rate of 10.25% as of July 31, 2006). The note does not contain any financial covenants.
The Company has a line of credit with JP Morgan Chase Bank in an amount not to exceed $1,000,000 with interest payable on the outstanding balance at the prevailing prime interest rate. The credit arrangement is secured by substantially all assets of the Company. Advances under the line of credit are limited to a borrowing base, determined by 80% of the book value of eligible accounts receivable which are less than 90 days from the invoice date, plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%), less $75,000. The line of credit expires July 9, 2007. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants. There were no outstanding borrowings on this credit facility as of July 31, 2006.
Management believes that available cash and funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to make a large investment in its business or to complete a large acquisition other than for equity and seller-financed debt.
Forward Looking Statements
Certain statements contained in this Form 10-KSB are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company’s annual report on Form 10-KSB for the year ended July 31, 2006, which is incorporated herein by reference.
Quarterly Financial Data
The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2006, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):
Quarterly Financial Data :
(Unaudited)

	1st		2nd		3rd		4th
	2006	2005	2006	2005	2006	2005	2006	2005
Net revenues	$3,491	$3,275	$3,522	$3,304	$3,553	$3,459	$3,436	$3,623
Gross margin	3,041	2,846	3,067	2,878	3,039	2,986	2,854	2,993
Net income (loss)	498	494	524	455	1,465	495	723	1,371
Basic EPS	$0.08	$0.08	$0.09	$0.08	$0.24	$0.08	$0.11	$0.23
Diluted EPS	$0.07	$0.08	$0.08	$0.07	$0.22	$0.08	$0.11	$0.20
Off-Balance Sheet Arrangements
ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Consolidated Financial Statements
ARI’s Consolidated Financial Statements and related notes for the fiscal years ended July 31, 2006 and 2005 together with the report thereon of ARI’s independent auditor, Wipfli LLP, are attached hereto as Exhibit A-1.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures.
ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive Officer and its Chief Financial Officer concluded that ARI’s disclosure controls and procedures are effective as of July 31, 2006.
There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter and year ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.
Item 8B. Other Information
None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Information regarding the directors of ARI, the Company’s Code of Ethics and compliance with Section 16(a) of the Exchange Act is included in ARI’s definitive 2006 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” Information with respect to ARI’s executive officers is shown at the end of Part I of this Form 10-KSB.
Item 10. Executive Compensation
Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI’s definitive 2006 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Executive Compensation” and “Election of Directors”.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding beneficial ownership of ARI’s common stock and common stock authorized for issuance under equity compensation plans is included in ARI’s definitive 2006 Annual Meeting Proxy Statement and is incorporated herein by reference. See “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information”.
Item 12. Certain Relationships and Related Transactions
Information related to Certain Relationships and Related Transactions is included in ARI’s definitive 2006 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Certain Transactions”.
Item 13. Exhibits:

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.

3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on August 18, 2003.

3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).

4.1	Form of Promissory Note of the Company (issued under Exchange Agreement listed as Exhibit 10.4), incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

4.2	Promissory Note dated August 7, 2003 payable to WITECH Corporation, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 8, 2003.

Exhibit
Number	Description

4.3	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.

10.1*	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.2*	1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.3*	2000 Stock Option Plan, incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO filed on October 22, 2003.

10.4	Exchange Agreement dated April 24, 2003 between ARI Network Services, Inc., ARI Network Services Partners, LP, Dolphin Offshore Partners, LP and SDS Merchant Fund, LP, including form of Common Stock Purchase Warrant (Exhibit B), incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

10.5	Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.

10.6*	Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray, Frederic G. Tillman, Timothy Sherlock and Roy W. Olivier, incorporated herein by reference to Exhibit 10.25 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

10.7*	Summary of Executive Bonus Arrangements (Fiscal 2006), incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.8*	Summary of Executive Bonus Arrangements (Fiscal 2007).

10.9*	Summary of Non-employee Director Compensation, incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.10	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc. incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2004.

10.11	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-KSB for the year ended July 31,2004.

10.12	Amendment to Credit Agreement dated February 15, 2005, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA. , incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.13	Continuing Security Agreement dated July 9, 2004, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA., incorporated by reference to Exhibit 10.15 of the Company’s Form 10-KSB for the year ended July 31, 2004.

10.14	Line of credit note dated July 9, 2004 by the Company for $500,000, incorporated by reference to exhibit 10.16 of the Company’s Form 10-KSB for the year ended July 31, 2005.

10.15	Note Modification Agreement dated February 15, 2005 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000, incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.16	Note Modification Agreement dated April 25, 2006 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000.

Exhibit
Number	Description

10.17	Consulting Agreement dated January 3, 2005 between the Company and Ascent Partners, Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2005.

10.18	First Amendment to Rights Agreement dated November 10, 2005, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 14, 2005.

10.19	Severance Agreement dated January 9, 2006 between the Company and Mr. Michael McGurk, incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 18, 2006.

10.20	Separation Agreement dated August 1, 2006 between the Company and Mr. Jeffrey B. Horn, incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 7, 2006.

21.1	Subsidiaries of the Company.

23.1	Consent of Wipfli LLP.

24.1	Powers of Attorney appear on the signature page hereof.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

99.1	Forward-Looking Statements Disclosure.

*	Management Contract or Compensatory Plan.
Item 14. Principal Accountant Fees and Services
Information related to Principal Accountant Fees and Services is included in ARI’s definitive 2006 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Auditor’s Fees.”

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of October 2006.

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

Signature	Title	Date
/s/ Brian E. Dearing	Chairman, President, CEO & Director	October 30, 2006
Brian E. Dearing	(Principal Executive Officer)

/s/Timothy Sherlock	Chief Financial Officer, Secretary,	October 30, 2006
Timothy Sherlock	Treasurer & VP of Finance and Operations (Principal Financial and Accounting Officer)

/s/ Gordon J. Bridge Gordon J. Bridge	Director	October 30, 2006

Ted C. Feierstein	Director	October 30, 2006

/s/ William C. Mortimore William C. Mortimore	Director	October 30, 2006

Richard W. Weening	Director	October 30, 2006

Report of Wipfli LLP,
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
ARI Network Services, Inc.
     We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. (the Company) as of July 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Wipfli LLP
Milwaukee, Wisconsin
October 18, 2006

1

This page left intentionally blank

2

Consolidated Financial Statements
ARI Network Services, Inc.
Years ended July 31, 2006 and 2005

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	July 31
	2006	2005
Assets
Current assets:
Cash	$3,584	$3,651
Trade receivables, less allowance for doubtful accounts of $103 in 2006 and $71 in 2005	885	868
Work in process	163	155
Prepaid expenses and other	254	203
Deferred income taxes	675	160

Total current assets	5,561	5,037
Equipment and leasehold improvements:
Computer equipment	5,084	4,813
Leasehold improvements	116	73
Furniture and equipment	2,057	1,702

	7,257	6,588
Less accumulated depreciation and amortization	6,275	5,893

Net equipment and leasehold improvements	982	695

Deferred income taxes	1,419	705

Other assets	6	10

Capitalized software product costs:
Amounts capitalized for software product costs	11,557	10,927
Less accumulated amortization	10,089	9,441

Net capitalized software product costs	1,468	1,486

Total assets	$9,436	$7,933

	July 31
	2006	2005
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current portion of notes payable (Note 3)	$1,400	$1,200
Accounts payable	500	323
Deferred revenue	5,616	5,441
Accrued payroll and related liabilities	1,006	1,134
Accrued sales, use and income taxes	38	74
Accrued vendor specific liabilities	104	530
Other accrued liabilities	254	242
Current portion of capital lease obligations	—	4

Total current liabilities	8,918	8,948
Non-current liabilities:
Notes payable (net of discount)	580	2,037
Long-term portion of accrued bonus	202	461
Other long-term liabilities	48	96
Capital lease obligations	—	—

Total non-current liabilities	830	2,594

Commitments and contingencies (Notes 4 and 5)

Total liabilities	9,748	11,542

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding in 2006 and 2005, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,202,529 and 6,064,534 shares issued and outstanding in 2006 and 2005, respectively	6	6
Common stock warrants	36	36
Additional paid-in capital	93,838	93,751
Accumulated deficit	(94,192)	(97,402)

Total shareholders’ deficit	(312)	(3,609)

Total liabilities and shareholders’ deficit	$9,436	$7,933

See accompanying notes

5

This page left intentionally blank

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year ended July 31
	2006	2005

Net revenues:
Subscriptions, support and other services fees	$10,320	$9,913
Software licenses and renewals	2,036	2,248
Professional services	1,646	1,500

Total net revenues	14,002	13,661

Cost of products and services sold:
Subscriptions, support and other services fees	990	877
Software licenses and renewals	681	626
Professional services	330	455

Total cost of products and services sold	2,001	1,958

Gross Margin	12,001	11,703

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	382	263
Customer operations and support	1,141	1,030
Selling, general and administrative	7,185	7,141
Software development and technical support	1,224	1,123

Net operating expenses	9,932	9,557

Operating income	2,069	2,146
Other income (expense):
Interest expense	(191)	(199)
Other, net	132	15

Total other expense	(59)	(184)

Income before provision for income taxes	2,010	1,962
Income tax benefit (expense)	1,200	853

Net income	$3,210	$2,815

Basic and diluted net income per common share:
Basic	$0.52	$0.47

Diluted	$0.49	$0.42

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(Dollars in Thousands)

	Number of Shares Issued and Outstanding
	Preferred Stock	Common Stock
Balance July 31, 2004	—	5,923,034
Issuance of common stock under stock purchase plan	—	28,181
Issuance of common stock as contribution to 401(k) plan	—	25,563
Issuance of common stock from exercise of stock options	—	87,756
Tax benefit of stock options exercised	—	—
Net income	—	—

Balance July 31, 2005	—	6,064,534
Issuance of common stock under stock purchase plan	—	7,763
Issuance of common stock as contribution to 401(k) plan	—	8,800
Issuance of common stock from exercise of stock options	—	121,432
Tax benefit of stock options exercised	—	—
Net income	—	—

Balance July 31, 2006	—	6,202,529

See accompanying notes

8

Par Value			Common Stock	Additional	Accumulated
Preferred Stock		Common Stock	Warrants	Paid-in Capital	Deficit

$	— — — — — —	$5 — — 1 — —	$36 — — — — —	$93,625 39 37 47 3 —	$(100,217 — — — — 2,815)

	— — — — — —	6 — — — — —	36 — — — — —	93,751 15 21 46 5 —	(97,402 — — — — 3,210)

	$—	$6	$36	$93,838	$(94,192)

ARI Network Services, Inc
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended July 31
	2006	2005

Operating activities
Net income	$3,210	$2,815
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	648	570
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(53)	(39)
Depreciation and other amortization	382	263
Deferred income taxes	(1,229)	(865)
Stock issued as contribution to 401(k) plan	21	37
Net change in receivables, prepaid expenses and other current assets	(72)	60
Net change in accounts payable, deferred revenue, accrued liabilities and long term liabilities	(532)	(122)

Net cash provided by operating activities	2,375	2,719

Investing activities
Purchase of equipment, software and leasehold improvements	(669)	(417)
Software product costs capitalized	(630)	(1,086)

Net cash used in investing activities	(1,299)	(1,503)

Financing activities
Payments under notes payable	(1,200)	(1,000)
Payments of capital lease obligations	(4)	(9)
Proceeds from issuance of common stock	61	87

Net cash used in financing activities	(1,143)	(922)

Net change in cash	(67)	294
Cash at beginning of period	3,651	3,357

Cash at end of period	$3,584	$3,651

Cash paid for interest	$246	$264

Cash paid for income taxes	$3	$68

Noncash investing and financing activities
Redemption of common stock in connection with the exercise of stock options	$54	$—
Tax benefit of stock options exercised	5	3
See accompanying notes

ARI Network Services, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Description of Business
ARI Network Services, Inc. (the Company) operates in one business segment and provides technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. Segmented operating information is not provided to the chief operating decision maker of the Company. The Company focuses on the North American and European manufactured equipment industry. The Company provides electronic catalog, dealer marketing services and eCommerce services, enabling partners in a service and distribution network to electronically look up parts, service bulletins and other technical reference information, to market to their customers and prospects and to exchange electronic business documents such as purchase orders, invoices, warranty claims and status inquiries. The Company’s customers are located primarily in the United States, Europe, Canada and Australia. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the U.S. dollar are included in the results of operations as incurred. Transaction gains and losses were insignificant in each of the periods reported.
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
Trade Receivables and Credit Policy
Trade receivables are uncollateralized customer obligations due on normal trade terms, most of which require payment within 30 days from the invoice date. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.
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

Work in Process
Work in process consists of billable professional services performed by the Company, for which revenue was recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred, which have not been invoiced as of the end of the reporting period.
Revenue Recognition
Revenue for use of the network and for information services is recognized on a straight-line basis in the period such services are utilized.
Revenue from annual or periodic maintenance fees is recognized ratably over the period the maintenance is provided. Revenue from catalog subscriptions is recognized on a straight-line basis over the subscription term.
Revenue from software licenses in multiple element arrangements is recognized ratably over the contractual term of the arrangement. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the Company’s standard terms are not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected.
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
Revenue on arrangements with customers who are not the ultimate users (resellers) is deferred if there is any uncertainty regarding the ability and intent of the reseller to sell such software independent of their payment to the Company.
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
Leasehold improvements are amortized over the useful lives of the assets or the term of the related lease agreement, whichever is shorter.

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
The annual amortization of software products is the greater of the amount computed using: (a) the ratio that current gross revenues for the network or a software product bear to the total of current and anticipated future gross revenues for the network or a software product, or (b) the straight-line method over the estimated economic life of the product which currently runs from three to five years. Amortization starts when the product is available for general release to customers.
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
Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2006 and 2005. The Company incurred $13,000 of impairment charges related to its ServiceSmart™ product during Fiscal 2006 and no impairment charges in Fiscal 2005.
Deferred Financing Costs
Costs incurred to obtain long-term financing are included in other assets and are amortized over the term of the related debt.
Capitalized Interest Costs
In 2006 and 2005, interest costs of $10,000 and $11,000, respectively, were capitalized and included in the capitalized software product costs.
Shipping and Handling
Revenue received from shipping and handling fees is reflected in net revenue. Costs incurred for shipping and handling are reported in cost of products and services sold.
Income Taxes
Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of potential future changes in tax laws or rates are not anticipated. If it is more likely than not that full realization of deferred income tax benefits is not expected, a deferred tax valuation allowance is recorded.
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

Had the Company accounted for its stock option plans based upon the fair value at the grant date for options granted under the plan based on the provisions of SFAS No. 123(R), the Company’s net income and net income per share would have been affected as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods):

	(Dollars in
	thousands,
	except per
	share data)
	Year ended July 31
	2006	2005

Net income, as reported	$3,210	$2,815
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(254)	(296)

Pro forma net income	$2,956	$2,519

Net income per share:
As reported: Basic	$0.52	$0.47
Diluted	$0.49	$0.42
Pro forma: Basic	$0.48	$0.42
Diluted	$0.45	$0.38
The weighted-average fair value of the options granted in 2006 and 2005 was $2.21 and $1.66, respectively.
Pro forma information regarding net income and net income per share is required by SFAS No. 123(R), and has been determined as if the Company had accounted for its employee stock options using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.875%, dividend yield of 0%; expected common stock market price volatility factors ranging from 1.1 to 1.2 and an expected life of the options of ten years.
Comprehensive Income (Loss)
Net income for 2006 and 2005 is the same as comprehensive income (loss) defined pursuant to SFAS No. 130, “Reporting Comprehensive Income” due to the fact that the effect of foreign currency translation gain or loss is an immaterial amount each year.
Net income Per Common Share
The numerator for the calculation of basic and diluted earnings per share is net income in each year. The following table sets forth the computation of basic and diluted weighted-average shares used in the per share calculations:

	(shares in
	thousands)
	2006	2005

Denominator for basic net income per share- weighted-average shares outstanding	6,130	5,992
Effect of dilutive options	380	661

Denominator for diluted net income per share	6,510	6,653

Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	165	12

Accounting Pronouncements
On December 16, 2004, the FASB issued Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.
Statement 123(R) permits public companies to adopt its requirements using one of two methods:
•	Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

•	Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of Statement 123(R) either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.
On April 14, 2005, the Securities and Exchange Commission announced that the Statement 123(R) effective transition date will be extended to annual periods beginning after December 15, 2005. We expect to adopt this new standard on August 1, 2006, using the modified prospective method.
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
As permitted by Statement 123(R), we currently account for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of Statement 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting Statement 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Stock-Based Compensation, above, for the effect on reported net income and earnings per share if we had accounted for our stock option and stock purchase plans using the fair value recognition provisions of Statement 123(R).
In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.
Reclassifications
Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

2. Intangible Assets
The estimated aggregate amortization expense for each of the five succeeding fiscal years related to intangible assets (capitalized software product costs and other costs) subject to amortization expense consist of the following at July 31, 2006 (in thousands):

Year Ending July 31
2007	$655
2008	497
2009	262
2010	59
2011	0

TOTAL	$1,474

3. Notes Payable
Notes payable consist of the following at July 31 (in thousands):

	2006	2005

Notes Payable	$1,950	$3,150
Less debt discount	(6)	(18)
Plus carrying value in excess of the face amount of the notes payable	36	105

	1,980	3,237
Less current maturities	1,400	1,200

	$580	$2,037

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of July 31, 2006). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full.
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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007, at the prime interest rate plus 2%, adjusted quarterly (effective rate of 10.25% as of July 31, 2006).
Principal payments due on notes payable are as follows:

Year Ending July 31
2007	$1,400,000
2008	550,000

TOTAL	$1,950,000

4. Capital and Operating Leases
The Company leases office space and certain office equipment under operating lease arrangements expiring through 2011. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes related to the office space leases. Total rental expense for the operating leases was $546,000 in 2006 and $612,000 in 2005.
Rent expense for the Company’s offices in Wisconsin and Colorado is recognized on a straight-line basis over the lease terms, which differ from the pattern of payments required by the leases. Other long-term liabilities at July 31, 2006 and 2005 include $48,000 and $54,000, respectively, of deferred rent.

Minimum lease payments under remaining operating leases are as follows (in thousands):

Fiscal year	Operating
ending	Leases

2007	$465
2008	456
2009	460
2010	121
2011	57
Thereafter	—

Total minimum lease payments	$1,559

5. Line of Credit
The Company has a line of credit with JP Morgan Chase Bank in an amount not to exceed $1,000,000 with interest payable on the outstanding balance at the prevailing prime interest rate. The credit arrangement is secured by substantially all assets of the Company. Advances under the line of credit are limited to a borrowing base, determined by 80% of the book value of eligible accounts receivable which are less than 90 days from the invoice date, plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%), less $75,000. The line of credit agreement contains certain financial and non-financial covenants with which the Company is required to comply. There were no outstanding borrowings on this credit facility as of July 31, 2006. The line of credit expires July 9, 2007.
6. Shareholders’ Equity
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
The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 135,387 of the shares have been issued as of July 31, 2006. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.
Stock Option Plans
On November 19, 2003, pursuant to its option exchange program, the Company accepted for cancellation from all stock option plans old options to purchase 319,186 shares of common stock, representing approximately 29% of the shares of common stock underlying all old options that were eligible for exchange in the offer. Subject to and in accordance with the terms of the offer, the Company issued, on the new option grant date, May 21, 2004, new options to purchase 245,944 shares of the Company’s common stock from the 2000 Stock Option Plan in exchange for the old options cancelled in the offer. The new options were 50% vested immediately and of the remaining options, 25% vested on July 31, 2005 and 25% vested on July 31, 2006.

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
Changes in option shares under the 1991 Plan are as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at the beginning of the year	180,935	$2.27	184,810	$2.25
Granted	—	—	—	—
Exercised	(250)	2.25	(375)	2.25
Forfeited	(34,000)	2.28	(3,500)	2.75

Outstanding at the end of the year	146,686	$2.28	180,935	$2.27

Exercisable	146,686	$2.28	180,935	$2.27

Available for grant	—		—
The weighted-average contractual life of options outstanding at July 31, 2006, was 2.85 years. The range of exercise prices for options outstanding at July 31, 2006, was $2.00 to $9.0625.
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

Changes in option shares under the 2000 Plan are as follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at the beginning of the year	1,200,592	$1.23	847,570	$0.92
Granted	70,125	2.21	475,600	1.66
Exercised	(121,185)	0.68	(87,381)	0.53
Swapped	(23,621)	2.27	—
Forfeited	(71,561)	1.52	(35,197)	1.32

Outstanding at the end of the year	1,054,350	$1.35	1,200,592	$1.23

Exercisable	863,375	$1.29	890,300	$1.06

Available for grant	122,813		121,377
The weighted-average contractual life of options outstanding at July 31, 2006, was 7.27 years. The range of exercise prices for options outstanding at July 31, 2006, was $0.15 to $2.735.
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
Each option granted under the Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant. Changes in option shares under the Director Plan are as follows:

		2006		2005
		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price

Outstanding at the beginning of the year	1,313	$2.65	1,313	$2.65
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at the end of the year	1,313	$2.65	1,313	$2.65

Exercisable	1,313	$2.65	1,313	$2.65

Available for grant	—		—

The weighted-average contractual life of options outstanding at July 31, 2006, was 3.97 years. The range of exercise prices for options outstanding at July 31, 2006, was $2.00 to $3.56.

8. Income Taxes
The provision for income taxes is composed of the following (in thousands):

	Year ended July 31,
	2006	2005

Current:
Federal	$420	$345
State	99	80
Utilization of net operating loss carryforwards	(490)	(413)
Deferred, net	(1,229)	(865)

	$(1,200)	$(853)

Provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established. This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability. Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods. Because the ultimately realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations.
The Company had a change in its estimated valuation allowance due to a historical trend of eight quarters of profit and projections of profit in the near future beginning in fiscal 2005. In 2006, the Company continued evaluating the realizability of deferred tax assets on a quarterly basis.
Significant components of the Company’s deferred tax liabilities and assets as of July 31 are as follows (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$16,613	$21,788
Alternative minimum tax credit carryforwards	66	49
Deferred revenue	2,076	2,176
Goodwill	602	689
Other	1,291	1,892

Total deferred tax assets	20,648	26,594
Valuation allowance for deferred tax assets	(18,024)	(25,148)

Net deferred tax asset	2,624	1,446
Deferred tax liabilities
Software product costs	(530)	(537)
Other	—	(44)

Net deferred taxes	$2,094	$865

As of July 31, 2006, the Company has unused net operating loss carryforwards for federal income tax purposes of $41,322,000 expiring in 2007 through 2020.
A portion of these unused net operating loss carryforwards for federal income tax purposes totaling $2,038,000 expire between 2012 and 2014 and are limited to $116,000 annually that can be utilized to offset taxable income. Use of these net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.
In addition, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $35,029,000 expiring in 2007 through 2015.
A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 6% to income (loss) before income taxes is as follows (in thousands):

	2006	2005

Computed income taxes at 40%	$804	$782
Permanent items	6	8
Gross change in valuation allowance	(1,719)	(865)
Utilization of previously unrecognized
benefit of net operating losses	—	(413)
Effective rate differences and other	(291)	(365)

Income tax benefit	$(1,200)	$(853)
During 2006 and 2005, $7,643,000 and $3,833,000 respectively, of federal net operating loss carryforwards expired. These expired net operating loss carryforwards have been included in the calculation of the change in valuation allowance.

9. Employee Benefit Plan
The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 25%, up to a maximum of $14,000 ($18,000 over age 50) in calendar 2006 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During 2006 and 2005, the Company issued 8,800 and 25,563 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan. The amount charged to expense for the 401(k) contributions were $42,000 during 2006 and $37,000 during 2005.
10. Changes in Accounting Estimates
During fiscal 2006, the Company settled a vendor related contract dispute. Estimates of that reserve were included in accrued liabilities as of July 31, 2005. The amount of the respective settlement was less than the amount originally estimated and accrued. The difference between the amount previously accrued and the actual payment was credited to income in fiscal 2006. The amount of this change in accounting estimate was approximately $161,000 (net of income taxes of approximately $107,000). The impact of this change was to increase basic and diluted earnings per common share in fiscal 2006 by $0.03 and $0.02, respectively.
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
During fiscal 2006 and fiscal 2005, the Company had a change in its estimated valuation allowance related to deferred tax assets due to continual revisions and evaluations of the estimates of the expected results of operations for the next twelve months. The difference between the amounts previously recorded as a valuation allowance and the amount recorded was credited to income in fiscal 2006 and fiscal 2005. The amount of this change in accounting estimate was approximately $1,229,000 and $865,000 for fiscal 2006 and 2005, respectively. The impact of this change was to increase basic earnings per common share by $0.20 and $0.14 and diluted earnings per common share by $0.19 and $0.13 in fiscal 2006 and 2005, respectively.
11. Revenues by Geographic Area
Revenues (in thousands) by geographic region of customers were approximately as follows:

	2006	2005
Geographic Area:
Notrh America	$13,057	$12,703
Rest of the World	945	958

Total Revenue	$14,002	$13,661
12. Concentration and Related Party
Briggs & Stratton Corporation (“Briggs”) is one of the Company’s customers and owns approximately 13% of the Company’s stock. Briggs has entered into customer contracts with the Company and has provided vendor services to the Company in the ordinary course of business. Generally, the customer contracts are for one or two years and renew annually thereafter unless either party elects otherwise. The Company invoiced Briggs approximately $480,000 and $610,000 for products and services provided during fiscal 2006 and fiscal 2005, respectively. Briggs had unpaid net trade receivables of $191,000 or 18% and $170,000 or 17% of total trade receivables outstanding as of July 31, 2006 and 2005, respectively, $1,000 of which was over 90 days at July 31, 2006.
The vendor services provided by Briggs are for printing of the Company’s postcards resold to customers and is included in cost of sales. Briggs invoiced the Company approximately $183,000 and $38,000 for printing services during fiscal 2006 and fiscal 2005, respectively, $34,000 of which were unpaid as of July 31, 2006.

