Form 10QSB
period 2006-10-31
ARI NETWORK SERVICES INC /WI
filed 2006-12-15
CIK 879796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

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
YES ☑       NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐       NO ☑
As of December 8, 2006 there were 6,227,335 shares of the registrant’s shares outstanding.
Transitional Small Business Disclosure Format (check one).
YES ☐       NO ☑

ARI Network Services, Inc.
FORM 10-QSB
FOR THE THREE MONTHS ENDED OCTOBER 31, 2006
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial statements

Condensed consolidated balance sheets – October 31, 2006 and July 31, 2006	3-4

Condensed consolidated statements of operations for the three months ended October 31, 2006 and 2005	5

Condensed consolidated statements of cash flows for the three months ended October 31, 2006 and 2005	6

Notes to unaudited condensed consolidated financial statements	7-11

Item 2 Management’s discussion and analysis or plan of operation	11-20

Item 3 Controls and procedures	21

PART II — OTHER INFORMATION

Item 2 Unregistered sales of equity securities and use of proceeds	21

Item 6 Exhibits	21

Signatures	22
Summary of Non-Employee Director Compensation Arrangement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,191	$3,584
Trade receivables, less allowance for doubtful accounts of $89 and $103 at October 31, 2006 and July 31, 2006, respectively	609	885
Work in Progress	143	163
Prepaid expenses and other	245	254
Deferred income taxes	675	675

Total current assets	4,863	5,561

Equipment and leasehold improvements:
Computer equipment	5,130	5,084
Leasehold improvements	123	116
Furniture and equipment	2,139	2,057

	7,392	7,257
Less accumulated depreciation and amortization	6,382	6,275

Net equipment and leasehold improvements	1,010	982

Deferred income taxes	1,419	1,419

Other assets	4	6

Capitalized software product costs	11,635	11,557
Less accumulated amortization	10,276	10,089

Net capitalized software product costs	1,359	1,468

Total Assets	$8,655	$9,436

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
	2006	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$1,400	$1,400
Accounts payable	384	500
Deferred revenue	4,990	5,616
Accrued payroll and related liabilities	1,124	1,006
Accrued sales, use and income taxes	8	38
Accrued vendor specific liabilities	—	104
Other accrued liabilities	301	254
Total current liabilities	8,207	8,918

Long term liabilities:
Notes payable (net of discount)	219	580
Long term payroll related	202	202
Other long term liabilities	43	48
Total long term liabilities	464	830

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2006 and July 31, 2006, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,227,335 and 6,202,529 shares issued and outstanding at October 31, 2006 and July 31, 2006, respectively	6	6
Common stock warrants and options	62	36
Additional paid-in-capital	93,883	93,838
Accumulated deficit	(93,967)	(94,192)

Total shareholders’ equity (deficit)	(16)	(312)

Total Liabilities and Shareholders’ Equity (Deficit)	$8,655	$9,436

See notes to unaudited condensed consolidated financial statements.

Note:	The balance sheet at July 31, 2006 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	October 31
	2006	2005
Net revenues:
Subscriptions, support and other services fees	$2,663	$2,564
Software licenses and renewals	543	518
Professional services	297	409

	3,503	3,491

Cost of products and services sold:
Subscriptions, support and other services fees	272	181
Software licenses and renewals *	196	158
Professional services	78	111

	546	450

Gross margin	2,957	3,041

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	106	80
Customer operations and support	268	303
Selling, general and administrative	1,985	1,859
Software development and technical support	369	275

Net operating expenses	2,728	2,517

Operating income	229	524
Other income (expense):
Interest expense	(38)	(49)
Other, net	34	23

Total other income (expense)	(4)	(26)

Income before provision for income taxes	225	498
Income tax benefit (provision)	—	—

Net income	$225	$498

Average common shares outstanding:
Basic	6,210	6,126
Diluted	6,587	6,729

Basic and diluted net income per share:
Basic	$0.04	$0.08

Diluted	$0.03	$0.07

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $187 and $145 and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	October 31
	2006	2005
Operating activities
Net income	$225	$498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	187	145
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(11)	(16)
Depreciation and other amortization	106	81
Stock based compensation related to stock options	26	—
Stock issued as contribution to 401(k) plan	42	21
Net change in receivables, prepaid expenses and other current assets	307	119
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(716)	(472)

Net cash provided by operating activities	166	376

Investing activities
Purchase of equipment and leasehold improvements	(134)	(77)
Software product costs capitalized	(78)	(178)

Net cash used in investing activities	(212)	(255)

Financing activities
Payments under notes payable	(350)	(250)
Proceeds from issuance of common stock	3	33

Net cash used in financing activities	(347)	(217)

Net decrease in cash	(393)	(96)
Cash at beginning of period	3,584	3,651

Cash at end of period	$3,191	$3,555

Cash paid for interest	$51	$65

Cash paid for income taxes	$14	$—

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
October 31, 2006
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2006.
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

	Three months ended
	October 31
	2006	2005
Weighted average common shares outstanding	6,210	6,126
Dilutive effect of stock options and warrants	377	603

Diluted weighted average common shares outstanding	6,587	6,729
3. STOCK-BASED COMPENSATION
Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95”, (“SFAS 123R”) for its stock option and stock purchase plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123R”), as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.
The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at October 31, 2006. Total stock compensation expense recognized by the Company during the three months ended October 31, 2006 was $26,907. As of October 31, 2006, there was $202,360 of total unrecognized compensation cost related to nonvested options granted under the plans.
The Company used the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant.

As stock-based compensation expense recognized in our results for the three months ended October 31, 2006 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2007, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123.
The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended
	October 31,
	2006	2005
Expected life (years)	10 years	10 years
Risk-free interest rate	4.88%	4.00%
Expected volatility	124%	124%
Expected dividend yield	0%	0%
The following table illustrates the effect on net income and earnings per share as if the Company had accounted for stock-based compensation in accordance with SFAS 123R for the three months ended October 31, 2005:

Three months ended
October 31
2005
Net income as reported	$498
Stock-based compensation expense determined under fair value based method for options	(82)

Pro forma net income	$416

Pro forma net income per share – basic	$.07
Pro forma net income per share – diluted	$.06
Employee Stock Purchase Plans
The Company’s 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued. The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 135,387 of the shares have been issued as of October 31, 2006. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.
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
Changes in option shares under the 1991 Plan during the three months ended October 31, 2006 were as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Period	Value
Outstanding at August 1, 2006	146,686	$2.28	2.85	$13,125
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at October 31, 2006	146,686	$2.28	2.60	—
Exercisable at October 31, 2006	146,686	$2.28	2.60	—
The range of exercise prices for options outstanding at October 31, 2006, was $2.00 to $9.0625.
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
Changes in option shares under the 2000 Plan during the three months ended October 31, 2006 were as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Period	Value
Outstanding at August 1, 2006	1,054,350	$1.35	7.27	$814,975
Granted	50,000	$2.10
Exercised	(6,250)	$.28
Forfeited	(53.500)	$1.38
Outstanding at October 31, 2006	1,044,600	$1.39	7.18	$710,480
Exercisable at October 31, 2006	818,051	$1.30	6.79	$624,157

Changes in non-vested option shares under the 2000 Plan during the three months ended October 31, 2006 were as follows:

		Weighted-Average Grant
	Options	Date Fair Value
Non-vested at August 1, 2006	188,799	$1.59
Granted	50,000	$2.10
Vested	—	—
Forfeited	(12,250)	$1.35
Non-vested at October 31, 2006	226,549	$1.72
The range of exercise prices for options outstanding at October 31, 2006, was $0.15 to $2.735.
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
Changes in option shares under the Director Plan during the three months ended October 31, 2006 were as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic
	Options	Exercise Price	Period	Value
Outstanding at August 1, 2006	1,313	$2.65	3.97	$152
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at October 31, 2006	1,313	$2.65	3.72	—
Exercisable at October 31, 2006	1,313	$2.65	3.72	—
The range of exercise prices for options outstanding at October 31, 2006, was $2.00 to $3.56.
4. NOTES PAYABLE
On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of October 31, 2006). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of Series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable quarterly through September 30, 2007 at the prime interest rate plus 2%, adjusted quarterly (effective rate of 10.25% as of October 31, 2006). The note does not contain any financial covenants.

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
6. INCOME TAXES
The provision for income taxes is composed of the following (in thousands):

	Three months ended
	October 31
	2006	2005
Current:
Federal	$80	$169
State	20	30
Deferred	—	—
Utilization of net operating loss carryforwards	(100)	(199)

Income tax benefit (provision)	$—	$—
Provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed on a quarterly basis. To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is a significant estimate that is subject to change in the near future. The change in the valuation allowance during a period is reflected with a corresponding increase or decrease in the tax provision in the statement of operations. Because of the uncertainty of long-term future economic conditions, the estimated future utilization of deferred net tax assets is based on twelve quarters of projections. The Company made no change in its estimated valuation allowance this quarter.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Total revenue for the quarter ended October 31, 2006 increased $12,000 or less than 1%, compared to the same period last year, primarily due to an increase in revenues from the Company’s dealer marketing services. Operating income decreased $295,000 or 56% for the quarter ended October 31, 2006, compared to the same period last year, primarily due to the increased investment in developing and marketing new products and the lower gross margins generated by some of those products. Net Income of $225,000 or $0.04 per basic share for the quarter ended October 31, 2006, decreased compared to net income of $498,000 or $0.08 per basic share for the quarter ended October 31, 2005. Management expects revenues and operating expenses to continue to increase over the prior year for the remainder of fiscal 2007.
During fiscal year 2007, the Company plans to continue to focus on the same four growth initiatives as last year: (1) maintaining and enhancing the current catalog business; (2) growing the dealer marketing services business; (3) changing to a dealer-direct business model in Europe; and (4) making selected synergistic acquisitions. We anticipate that the expenses and investments associated with these growth initiatives (primarily 2 and 3) will be at a level that will result in a slight decrease in operating income for fiscal 2007, but that the revenues generated by these initiatives will result in increased net income for fiscal 2008 and beyond.

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
Cash and Cash Equivalents
The Company’s investment policy, as approved by the Board of Directors, is designed to provide preservation of capital, adequate liquidity to meet projected cash requirements, optimum yields in relationship to risk, market conditions and tax considerations and minimum risk of principal loss through diversified short and medium term investments. Eligible investments included direct obligations of the U.S. Treasury, obligations issued or guaranteed by the U.S. government, certain time deposits, certificates of deposits issued by commercial banks, money market mutual funds, asset backed securities and municipal bonds. The Company’s current investments include commercial paper and money market funds with terms not exceeding ninety days.
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
Stock-Based Compensation
Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95”, (“SFAS 123R”) for its stock option and stock purchase plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Revenues
The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers, distributors and manufacturers in the manufactured equipment market. The Company currently provides 99 catalogs of manufactured equipment from 77 manufacturers to approximately 25,000 dealers in approximately 89 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, floor maintenance, agricultural equipment, auto and truck parts after-market and others primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have approximately 76,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) dealer marketing services including template-based website services and technology-enabled direct mail services and e-mail marketing services and (3) communication or transaction services. The Company’s primary product line is currently electronic cataloging; the marketing services are an anticipated growth area and the other products are supplementary offerings that leverage its position in the catalog market.
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
Catalog, Customer and Subscription Information by Region
(As of October 31, 2006)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
North America	87	67	66,983	92	20,336
Rest of World	57	10	8,994	58	5,465
Included in both Regions	(45)	—	—	—	—

Total	99	77	75,977	150	25,801

“Catalog” =	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer” =	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription” =	Catalogs subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.

“Distinct Distributor” =	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer” =	A single independent servicing dealer, not owned by another dealer, served by ARI.
As part of its historical business practice, the Company continues to provide electronic directory and transaction services to the U.S. and Canadian agribusiness industry. These revenue are included as part of “Dealer and distributor communications,” which also includes some transaction services to the Equipment industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline. The Company does not anticipate its Equipment industry transaction services revenues to increase; therefore dealer and distributor communications revenues in total are expected to continue to decline during fiscal 2007.
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
Revenue by Geography and Service
(In Thousands)

	Three months ended
	October 31		Percent
	2006	2005	Change
North America
Catalog subscriptions	$2,583	$2,578	0%
Catalog professional services	282	355	-21%
Dealer marketing services	217	68	219%
Dealer & distributor communications	198	227	-13%

Subtotal	3,280	3,228	2%

Rest of the World
Catalog subscriptions	203	214	-5%
Catalog professional services	20	49	-59%

Subtotal	223	263	-15%

Total Revenue
Catalog subscriptions	2,786	2,792	0%
Catalog professional services	302	404	-25%
Dealer marketing services	217	68	219%
Dealer & distributor communications	198	227	-13%

Total	$3,503	$3,491	0%

North America
Catalog Subscripitons
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased slightly for the three months ended October 31, 2006, compared to the same period last year, primarily due to increased subscriptions from the Company’s web-based catalog products. Catalog subscription renewals from the Company’s North American customers were approximately 87% for the three months ended October 31, 2006. Management expects revenues from catalog subscriptions in North America to increase for the remainder of fiscal 2007 compared to the prior year.
Catalog Professional Services
Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers in the United States and Canada. Revenues from catalog professional services in North America decreased for the three months ended October 31, 2006, compared to the same period last year, primarily due to the timing of new implementations and updates for manufacturer databases and to renegotiation of certain manufacturer contracts. Management expects revenues from catalog professional services in North America to increase for the remainder of fiscal 2007 compared to the prior year.
Dealer Marketing Services
Revenues from the Company’s North American dealer marketing services are derived primarily from start-up and access fees charged to dealers for Website Smart™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from dealer marketing services in North America increased for the three months ended October 31, 2006, compared to the same period last year, primarily due to new sales of Website Smart™ and MailSmart™. Management expects revenues from dealer marketing services in North America to increase significantly for the remainder of fiscal 2007 compared to the prior year.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased for the three months ended October 31, 2006, compared to the same period last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog products in the equipment industry. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue for the remainder of fiscal 2007 compared to the prior year.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased for the three months ended October 31, 2006, compared to the same period last year, primarily due to a decline in subscriptions purchased by manufacturers for distribution and/or resale to their dealers offset by an increase in dealer subscriptions as the Company changed its operations to a dealer-direct model. Management expects revenues from catalog subscriptions in the rest of the world to increase slightly for the remainder of fiscal 2007.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world decreased for the three months ended October 31, 2006, compared to the same period last year, primarily due to the timing of updates for manufacturer databases. Management expects revenues from catalog subscriptions in the rest of the world to fluctuate from quarter to quarter depending on the nature, size and timing of manufacturer contracts.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended
	October 31		Percent
	2006	2005	Change
Catalog subscriptions
Revenue	$2,786	$2,792	0%
Cost of revenue	296	278	6%
Cost of revenue as a percent of revenue	11%	10%

Catalog professional services
Revenue	302	404	(25%)
Cost of revenue	125	100	25%
Cost of revenue as a percent of revenue	41%	25%

Dealer marketing services
Revenue	217	68	219%
Cost of revenue	94	31	202%
Cost of revenue as a percent of revenue	43%	46%

Dealer and distributor communications
Revenue	198	227	(13%)
Cost of revenue	32	41	(22%)
Cost of revenue as a percent of revenue	16%	18%

Total
Revenue	$3,503	$3,491	0%
Cost of revenue	546	450	21%
Cost of revenue as a percent of revenue	16%	13%
Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue remained relatively the same for the three month period ended October 31, 2006, compared to the same period last year. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments.
Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased for the three month period ended October 31, 2006, compared to the same period last year, primarily due to an increase in non-billable professional services. Management expects cost of catalog professional services to fluctuate from quarter to quarter depending on the mix of services sold, the nature of manufacturer data conversion contracts, and the Company’s performance towards the contracted amount for customization projects.
Cost of dealer marketing services consists primarily of website setup labor, software amortization costs, postcards and distribution costs. Cost of dealer marketing services as a percentage of revenue decreased for the three month period ended October 31, 2006, compared to the same period last year, primarily due to a decrease in MailSmart™ costs. Management expects gross margins, as a percent of revenue from dealer marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.
Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the three month period ended October 31, 2006, compared to the same period last year, primarily due to a decrease in telecommunication costs and software customization labor. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to be relatively consistent from quarter to quarter.

Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.
Operating Expenses
(In thousands)

	Three months ended
	October 31		Percent
	2006	2005	Change
Customer operations and support	$268	$303	(12%)
Selling, general and administrative	1,985	1,859	7%
Software development and technical support	369	275	34%
Depreciation and amortization	106	80	33%

Net operating expenses	$2,728	$2,517	8%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three month period ended October 31, 2006, compared to the same period last year, primarily due to the reduction of temporary help used at the Virginia office. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2007.
Selling, general and administrative expenses (“SG&A”) increased for the three month period ended October 31, 2006, compared to the same period last year, as the Company invested in continued sales and marketing initiatives in both the North American and European markets and because of the new costs related to the FAS123R expensing of stock options. SG&A, as a percentage of revenue, increased from 53% for the three month period ended October 31, 2005 to 57% for the three month period ended October 31, 2006. Management expects SG&A costs to increase compared to the previous year for the remainder of fiscal 2007 as the Company continues its sales and marketing initiatives and to recognize the costs of stock options under FAS123R.
The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant. Software development and technical support costs increased for the three month period ended October 31, 2006, compared to the same period last year, primarily due to additional expenses related to the deployment of the new catalog software in the first quarter of fiscal 2007. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2007 as the Company invests in its new catalog products.
Depreciation and amortization expense increased for the three month period ended October 31, 2006, compared to the same period last year. Management expects depreciation and other amortization to increase slightly for the remainder of fiscal 2007, as the Company continues to invest in the business.
Other Items
Earnings decreased from net income of $498,000 for the three month period ended October 31, 2005, to net income of $225,000 for the three month period ended October 31, 2006. This decrease was primarily due to increased investments in developing, marketing and deploying the Company’s dealer marketing services. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2007.
Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment was approximately $51,000 and $65,000 for the three month periods ended October 31, 2006 and 2005, respectively. In addition, approximately $11,000 and $16,000 of excess debt principal was amortized to offset interest expense for the three month period ended October 31, 2006 and 2005, respectively.
Acquisitions
Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, five business acquisitions and one software asset acquisition have been completed, all of which have been fully integrated into the Company’s operations..

The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.
Cash Flow Information
(In thousands)

	Three months ended
	October 31		Percent
	2006	2005	Change
Net income	$225	$498	(55%)
Amortization of software products	187	145	29%
Amortization of deferred finance costs and debt discount	(11)	(16)	31%
Depreciation and other amortization	106	81	31%
Stock based compensation related to options	26	—	100%
Stock issued as contribution to 401(k) plan	42	21	100%
Net change in working capital	(409)	(353)	(16%)

Net cash provided by operating activities	166	376	(56%)
Net cash used in investing activities	(212)	(255)	17%
Net cash used in financing activities	(347)	(217)	(60%)

Net change in cash	($393)	($96)	(309%)

Net cash provided by operating activities decreased for the three month period ended October 31, 2006, compared to the same period last year, primarily due to the decrease in net income. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities decreased for the three month period ended October 31, 2006, compared to the same period last year, primarily due to the decrease in capitalized software costs. Management expects the net of cash provided by operating activities and used in investing activities to be positive for the remainder of fiscal 2007.
At October 31, 2006, the Company had cash and cash equivalents of approximately $3,191,000 compared to approximately $3,584,000 at July 31, 2006.
The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.
Debt Schedule
(In thousands)

	October 31	July 31
	2006	2006	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	200	200	—
Long term portion of note payable	—	50	(50)

Total note payable to WITECH	200	250	(50)
Notes payable to New Holders:
Current portion of notes payable	1,200	1,200	—
Long term portion of notes payable	200	500	(300)

Total face value of notes payable to New Holders	1,400	1,700	(300)
Carrying value in excess of face amount of notes payable	28	42	(14)
Debt discount (common stock warrants and options)	(9)	(12)	3

Total carrying value of notes payable to New Holders	1,419	1,730	(311)

Total debt	$1,619	$1,980	$(361)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to a group of investors (the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of October 31, 2006). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2%, adjusted quarterly (effective rate of 10.25% as of October 31, 2006). The note does not contain any financial covenants.
On July 9, 2004, the Company entered into a line of credit with Bank One, N.A. which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,000,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2007, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants.
Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of December 8, 2006.
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

ITEM 3. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2006.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended October 31, 2006, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
ITEM 6. EXHIBITS
10.1 Summary of Non-employee Director Compensation Arrangements
31.1 Section 302 Certification of Chief Executive Officer.
31.2 Section 302 Certification of Chief Financial Officer.
32.1 Section 906 Certification of Chief Executive Officer.
32.2 Section 906 Certification of Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc. (Registrant)

Date: December 15, 2006	/s/ Brian E. Dearing

Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock

Timothy Sherlock, Chief Financial Officer