Form 10QSB
period 2007-01-31
ARI NETWORK SERVICES INC /WI
filed 2007-03-19
CIK 879796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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
YES ☐      NO ☑
As of March 9, 2007 there were 6,604,855 shares of the registrant’s common stock outstanding.
Transitional Small Business Disclosure Format (check one).
YES ☐      NO ☑

ARI Network Services, Inc.
FORM 10-QSB
FOR THE SIX MONTHS ENDED JANUARY 31, 2007
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial statements

Condensed consolidated balance sheets — January 31, 2007 and July 31, 2006	3-4

Condensed consolidated statements of operations for the three and six months ended January 31, 2007 and 2006	5

Condensed consolidated statements of cash flows for the six months ended January 31, 2007 and 2006	6

Notes to unaudited condensed consolidated financial statements	7-12

Item 2 Management’s discussion and analysis or plan of operation	12-21

Item 3 Controls and procedures	21

PART II — OTHER INFORMATION

Item 2 Unregistered sales of equity securities and use of proceeds	22

Item 6 Exhibits	22

Signatures	23
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

ITEM 1. FINANCIAL STATEMENTS
ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31	July 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,639	$3,584
Trade receivables, less allowance for doubtful accounts of $94 and $103 at January 31, 2007 and July 31, 2006, respectively	1,446	885
Work in Process	168	163
Prepaid expenses and other	238	254
Deferred income taxes	675	675

Total Current Assets	4,166	5,561

Equipment and leasehold improvements:
Computer equipment	5,178	5,084
Leasehold improvements	128	116
Furniture and equipment	2,328	2,057

	7,634	7,257
Less accumulated depreciation and amortization	6,491	6,275

Net equipment and leasehold improvements	1,143	982

Deferred income taxes	1,419	1,419

Other assets	2,629	6

Capitalized software product costs	11,732	11,557
Less accumulated amortization	10,462	10,089

Net capitalized software product costs	1,270	1,468

Total Assets	$10,627	$9,436

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	January 31	July 31
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$1,520	$1,400
Accounts payable	234	500
Deferred revenue	5,560	5,616
Accrued payroll and related liabilities	834	1,006
Accrued sales, use and income taxes	22	38
Accrued vendor specific liabilities	—	104
Other accrued liabilities	579	254
Total Current Liabilities	8,749	8,918

Long term liabilities:
Notes payable (net of discount)	627	580
Long term payroll related	202	202
Other long term liabilities	41	48
Total Long Term Liabilities	870	830

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2007 and July 31, 2006, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,604,855 and 6,202,529 shares issued and outstanding at January 31, 2007 and July 31, 2006, respectively	7	6
Common stock warrants and options	104	36
Additional paid-in-capital	94,616	93,838
Accumulated deficit	(93,719)	(94,192)

Total Shareholders’ Equity (Deficit)	1,008	(312)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,627	$9,436

See notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at July 31, 2006 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31		January 31
	2007	2006	2007	2006
Net revenues:
Subscriptions, support and other services fees	$2,754	$2,548	$5,417	$5,112
Software licenses and renewals	575	515	1,118	1,033
Professional services	362	459	659	868

	3,691	3,522	7,194	7,013

Cost of products and services sold:
Subscriptions, support and other services fees	334	207	606	388
Software licenses and renewals *	206	164	402	322
Professional services	44	84	122	195

	584	455	1,130	905

Gross Margin	3,107	3,067	6,064	6,108

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	110	94	216	174
Customer operations and support	276	279	544	582
Selling, general and administrative	2,101	1,840	4,086	3,699
Software development and technical support	359	305	728	580

Net operating expenses	2,846	2,518	5,574	5,035

Operating income	261	549	490	1,073
Other income (expense):
Interest expense	(32)	(50)	(70)	(99)
Other, net	27	25	61	48

Total other expense	(5)	(25)	(9)	(51)

Income before provision for income taxes	256	524	481	1,022
Income tax benefit (provision)	(8)	—	(8)	—

Net income	$248	$524	$473	$1,022

Average common shares outstanding:
Basic	6,304	6,154	6,257	6,140
Diluted	6,707	6,631	6,660	6,617

Basic and diluted net income (loss) per share:
Basic	$0.04	$0.09	$0.08	$0.17

Diluted	$0.04	$0.08	$0.07	$0.15

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $198, $152, $385 and $297 respectively and excluding other depreciation and amortization shown separately

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	January 31
	2007	2006
Operating activities
Net income	$473	$1,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	385	297
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(33)	(31)
Depreciation and other amortization	216	174
Stock based compensation related to stock options	68	—
Deferred income taxes	—	—
Stock issued as contribution to 401(k) plan	42	21
Net change in receivables, prepaid expenses and other current assets	(485)	(512)
Net change in accounts payable, deferred revenue, Accrued liabilities and long term liabilities	(388)	(88)

Net cash provided by operating activities	278	883

Investing activities
Purchase of equipment and leasehold improvements	(292)	(200)
Purchase of assets related to acquisitions, net of cash acquired	(1,081)	—
Software product costs capitalized	(181)	(310)

Net cash used in investing activities	(1,554)	(510)

Financing activities
Payments under notes payable	(700)	(500)
Proceeds from issuance of common stock	31	60

Net cash used in financing activities	(669)	(440)

Net decrease in cash and cash equivalents	(1,945)	(67)
Balance at beginning of period	3,584	3,651

Balance at end of period	$1,639	$3,584

Cash paid for interest	$92	$128

Cash paid for income taxes	$14	$—

Noncash investing and financing activities
Issuance of common stock in connection with acquisition	$707	$—
Debt issued in connection with acquisitions	700	—
Debt assumed in connection with acquisition	37	—
Accrued liabilities related to acquisition	200	—
Stock based compensation related to stock options	68	—
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
January 31, 2007
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2006.
The financial statements include the accounts of ARI Network Services, Inc. and its wholly owned subsidiaries, ARI Europe B. V. and OC-Net, Inc. All intercompany transactions and balances have been eliminated.
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

	Three months ended		Six months ended
	January 31		January 31
	2007	2006	2007	2006
Weighted average common shares outstanding	6,304	6,154	6,257	6,140
Dilutive effect of stock options and warrants	403	477	403	477

Diluted weighted average common shares outstanding	6,707	6,631	6,660	6,617
3. STOCK-BASED COMPENSATION
Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment (“SFAS 123R”), for its stock option and stock purchase plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at January 31, 2007. Total stock compensation expense recognized by the Company during the three and six month periods ended January 31, 2007 was $41,911 and $68,818. As of January 31, 2007, there was $261,723 of total unrecognized compensation cost related to nonvested options granted under the plans.
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

As stock-based compensation expense recognized in our results for the three and six months ended January 31, 2007 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2007, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123.
The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended		Six months ended
	January 31,		January 31,
	2007	2006	2007	2006
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	4.88%	4.00%	4.88%	4.00%
Expected volatility	124%	124%	124%	124%
Expected dividend yield	0%	0%	0%	0%
The following table illustrates the effect on net income and earnings per share as if the Company had accounted for stock-based compensation in accordance with SFAS 123R for the:

	Three months	Six months
	ended	ended
	January 31,	January 31,
	2006	2006
Net income as reported	$ 524	$ 1,022
Stock-based compensation expense determined under fair value based method for options	(82)	(162)

Pro forma net income	$ 442	$ 860

Pro forma net income per share — basic	$ .07	$ .14
Pro forma net income per share — diluted	$ .07	$ .13
Employee Stock Purchase Plans
The Company’s 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued. The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 148,781 of the shares have been issued as of January 31, 2007. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.
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
Changes in option shares under the 1991 Plan during the:

	Three months ended				Six months ended
	January 31, 2007				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	146,686	$2.28	2.60	$13,125	146,686	$2.28	2.85	$13,125
Granted	—	—			—	—
Exercised	—	—			—	—
Forfeited	(1,000)	$3.25			(1,000)	$3.25
Outstanding at end of period	145,686	$2.27	2.34	$13,125	145,686	$2.27	2.34	$13,125
Exercisable at end of period	145,686	$2.27	2.34	$13,125	145,686	$2.27	2.34	$13,125
The range of exercise prices for options outstanding at January 31, 2007, was $2.00 to $9.0625.
1993 Director Stock Option Plan
The Company’s 1993 Director Stock Option Plan (“Director Plan”) has expired and is terminated except for outstanding options. The Director Plan originally had 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan were granted at the fair market value of the stock on the grant date.
Each option granted under the Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.
Changes in option shares under the Director Plan during the:

	Three months ended				Six months ended
	January 31, 2007				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	1,313	$2.65	3.72	$152	1,313	$2.65	3.97	$152
Granted	—	—			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Outstanding at end of period	1,313	$2.65	3.72		1,313	$2.65	3.47
Exercisable at end of period	1,313	$2.65	3.72	$152	1,313	$2.65	3.47	$152
The range of exercise prices for options outstanding at January 31, 2007, was $2.00 to $3.56.

2000 Stock Option Plan
The Company’s 2000 Stock Option Plan (“2000 Plan”) has 1,450,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualified stock options.
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
Changes in option shares under the 2000 Plan during the:

	Three months ended				Six months ended
	January 31, 2007				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	1,044,374	$1.39	7.18	$710,480	1,054,350	$1.35	7.27	$814,975
Granted	60,250	$1.95			110,250	$2.02
Exercised	(14,500)	$0.31			(20,376)	$0.30
Forfeited	(7,500)	$2.00			(61,374)	$1.45
Outstanding at end of period	1,082,850	$1.43	7.10	$688,028	1,082,850	$1.43	7.10	$688,028
Exercisable at end of period	817,612	$1.33	6.57	$605,278	817,612	$1.33	6.57	$605,278
Changes in non-vested option shares under the 2000 Plan during the:

	Three months ended		Six months ended
	January 31, 2007		January 31, 2007
		Wt-Avg Grant		Wt-Avg Grant
	Options	Date Fair Value	Options	Date Fair Value
Non-vested at beginning of period	226,549	$1.72	188,799	$1.59
Granted	60,250	$1.95	110,250	$2.02
Vested	—		—
Forfeited	(21,561)	$2.12	(33,811)	$1.82
Non-vested at end of period	265,238	$1.74	265,238	$1.74
The range of exercise prices for options outstanding at January 31, 2007, was $0.15 to $2.735.
4. ACQUISITIONS
On January 26, 2007, the Company purchased all of the outstanding stock of OC-NET, Inc. (“OC-NET”). OC-NET, a privately held corporation in Cypress, CA, provides website development and hosting services to the Power Sports market (which includes motorcycles, All Terrain Vehicles, snowmobiles and personal watercraft), as well as certain customers outside the Power Sports market. Consideration for the acquisition included approximately $1.1 million in cash, 350,000 shares of the Company’s common stock, $700,000 in debt to the sellers and future contingent payments totaling up to $400,000.

The purchase price of this acquisition has been allocated to specific assets and liabilities acquired based on the fair value of those identified assets and liabilities. The Company is in the process of having an independent valuation performed in order to allocate the purchase price to specific identified intangible assets. Until that valuation is complete, the Company has included a significant portion of the purchase price in Other Assets on the accompanying January 31, 2007 balance sheet. In addition, the final purchase price will be determined upon the settlement of the contingencies outlined in the Stock Purchase Agreement. As noted above, a total of $400,000 of the total purchase price is subject to contingencies. Of this amount, the Company has included $150,000 of the contingent payments in the preliminary purchase price based on the likelihood of the contingencies being met. The remaining $250,000 of contingent payments have not been included in the preliminary purchase price, as they relate to meeting sales targets to a specified customer over the twelve month period following the date of acquisition. The Company will continually evaluate the likelihood of realization on this portion of the contingent payments and make the necessary adjustments to the purchase price and the ultimate allocation to the identified intangible assets.
In connection with the Acquisition, the Company entered into an employment agreement with Robert Hipp (the “Employment Agreement”) to serve as a Marketing/Business Development Manager for the Company. The term of the Employment Agreement is two years.
The foregoing description of the Purchase Agreement and the transactions contemplated thereby is qualified in its entirety by reference to the Purchase Agreement, attached as Exhibit 2.1 of Form 8-K, dated January 29, 2007, and incorporated herein by reference. A final adjustment to the purchase allocation will be made when the Company files audited financial statements for OC-Net for the year ended December 31, 2006, final interim statement from January 1, 2007 through the closing date and proforma financial statements in an amendment to Form 8-K, dated January 29, 2007 on or before April 13, 2007. Because the audited financial statements are not completed as of the date of this Form 10-QSB and the accounting method previously used by OC-Net, Inc. was on the cash basis, proforma financial information disclosures required under SFAS No. 141 are not presented herein. The acquisition will be accounted for under the purchase method; accordingly, its results will be included in the financial statements of the Company from the date of acquisition.
5. NOTES PAYABLE
On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of January 31, 2007). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of Series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007 at the prime interest rate plus 2%, adjusted quarterly (effective rate of 10.25% as of January 31, 2007). The note does not contain any financial covenants.
The Company issued $700,000 of notes in connection with the OC-Net acquisition. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of January 31, 2007) and is payable in quarterly principal installments of $58,333 commencing March 31, 2007 through January 31, 2010. The notes do not contain any financial covenants.
6. SHAREHOLDER RIGHTS PLAN
On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders. Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right (a “Right”) for each share of common stock they owned. These Rights trade in tandem with the common stock until and unless they are triggered. Should a person or group acquire more than 10% of the Company’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the other shareholders the ability to purchase additional stock of the Company at a substantial discount. The Rights will expire on

August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.
7. INCOME TAXES
The provision for income taxes is composed of the following (in thousands):

	Three months ended		Six months ended
	January 31		January 31
	2007	2006	2007	2006
Current:
Federal	$103	$179	$183	$348
State	31	32	51	62
Deferred	—	—	—	—
Utilization of net operating loss carryforwards	(126)	(211)	(226)	(410)

Income tax (benefit) provision	$8	$—	$8	$—
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
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Total revenue increased $169,000 or 5% for the three month period ended January 31, 2007 and $181,000 or 3% for the six month period ended January 31, 2007, compared to the same periods last year, primarily due to an increase in revenues from the Company’s relatively new dealer marketing services product line. Operating income decreased $288,000 or 52% for the three month period ended January 31, 2007 and $583,000 or 54% for the six month period ended January 31, 2007, compared to the same periods last year, primarily due to increased expenditures associated with developing and marketing new products and the lower gross margins generated by some of those products. Earnings decreased from $524,000 or $0.09 per basic share for the three months ended January 31, 2006 to $248,000 or $0.04 per basic share for the three months ended January 31, 2007 and decreased from $1,022,000 or $0.17 per basic share for the six months ended January 31, 2006 to $473,000 or $0.08 per basic share for the six months ended January 31, 2007. Management expects higher revenue growth over the prior year in the second half of the year, primarily due to revenues from the acquisition of OC-Net and the Company’s dealer marketing services, at least partially offset by increased operating expenses over the prior year.
During fiscal year 2007, the Company plans to continue to focus on the same four growth initiatives as last year: (1) maintaining and enhancing the current catalog business; (2) growing the dealer marketing services business; (3) changing to a dealer-direct business model in Europe; and (4) making selected synergistic acquisitions. We anticipate that the expenses and investments associated with these growth initiatives will be at a level that may continue to result in a decrease in operating income for fiscal 2007, but that the revenues generated by these initiatives will result in increased net income for fiscal 2008 and beyond.

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
Stock-Based Compensation
Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment, (“SFAS 123R”) for its stock option and stock purchase plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.
Revenues
The Company is a leading provider of technology-enabled services (including electronic parts catalogs and dealer marketing services) that help to increase sales and profits for dealers, distributors and manufacturers in the manufactured equipment market. The Company currently provides 100 catalogs of manufactured equipment from 75 manufacturers to over 26,000 dealers in approximately 89 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, agricultural equipment, auto and truck parts after-market and others, primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have over 77,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) dealer marketing services including template-based website services and technology-enabled direct mail services and (3) communication or transaction services. The Company’s primary product line at present is electronic parts catalogs; the other products are supplementary offerings that leverage its position in the catalog market. Management’s strategy is to expand the Company’s electronic parts catalog software and services business with dealers in the existing vertical markets, expand to other similar markets, and execute on the four growth initiative strategies previously mentioned.
The following table sets forth certain catalog, customer and subscription information by region derived from the Company’s financial and customer databases. The number of distinct distributors and dealers is estimated because some subscriptions are distributed by third parties (including manufacturers), which may or may not inform the Company of the distributors and/or dealers to which the subscription is distributed.
Catalog, Customer and Subscription Information by Region
(As of January 31, 2007)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
North America	88	66	68,676	98	21,366
Rest of World	58	9	9,211	59	5,576
Included in both Regions	(46)	—	—	—	—

Total	100	75	77,887	157	26,942

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.
“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.
“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.
“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI
As part of its historical business practice, the Company continues to provide dealer and distributor communication services to the U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline as a percentage of total revenues during fiscal 2007.
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
The following table sets forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.
Revenue by Location and Service
(In Thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2007	2006	Change	2007	2006	Change
North American
Catalog subscriptions	$2,625	$2,581	2%	$5,208	$5,159	1%
Catalog professional services	312	439	(29%)	594	794	(25%)
Dealer marketing services	294	107	175%	511	175	192%
Dealer & distributor communications	149	188	(21%)	347	415	(16%)

Subtotal	3,380	3,315	2%	6,660	6,543	2%

Rest of the World
Catalog subscriptions	267	170	57%	470	384	22%
Catalog professional services	44	37	19%	64	86	(26%)

Subtotal	311	207	50%	534	470	14%

Total Revenue
Catalog subscriptions	2,892	2,751	5%	5,678	5,543	2%
Catalog professional services	356	476	(25%)	658	880	(25%)
Dealer marketing services	294	107	175%	511	175	192%
Dealer & distributor communications	149	188	(21%)	347	415	(16%)

Total	$3,691	$3,522	5%	$7,194	$7,013	3%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased for the three and six months ended January 31, 2007, compared to the same periods last year, primarily due to increased sales of the Company’s web-based catalog products. Catalog subscription renewals from the Company’s North American customers were approximately 87% for the six months ended January 31, 2007. Management expects revenues from catalog subscriptions in North America to increase modestly for the remainder of fiscal 2007 compared to the prior year.

Catalog Professional Services
Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America decreased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to lower customization labor charged for the deployment of new web-based manufacturer databases. Management expects revenues from catalog professional services in North America to continue to decrease somewhat for the remainder of fiscal 2007 compared to the prior year.
Dealer Marketing Services
Revenues from the Company’s North American dealer marketing services are derived from start-up and access fees charged to dealers for Website Smart™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from dealer marketing services in North America increased, for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to sales of Website Smart™ and MailSmart™ as a result of the Company’s investments in sales and marketing in the dealer marketing services area. Revenues from the Company’s recently acquired Website Smart Pro™ are included in Dealer Marketing Services from January 26, 2007. Management expects revenues from dealer marketing services in North America to increase for the remainder of fiscal 2007 compared to the prior year, partially due to the OC-Net acquisition.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog and dealer marketing services products. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue for the remainder of fiscal 2007 compared to the prior year.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world increased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to the amortization of revenue from a large Harley Davidson deal closed in the fourth quarter of fiscal 2006 and a large sale to a Korean manufacturer in the first quarter of fiscal 2007. The increase in Rest of World revenues in the second quarter of fiscal 2007 should not be interpreted as an indicator that our challenges in the European market are behind us. The number of new subscriptions purchased directly by dealers has declined, compared to the same period last year. Management expects revenues from catalog subscriptions in the rest of the world to increase for the remainder of fiscal 2007, compared to the prior year.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world increased, for the three month period ended January 31, 2007, compared to the same period last year, primarily due customization labor charged to the manufacturer located in Korea. Revenues from catalog professional services in the rest of the world decreased for the six month period ended January 31, 2007, compared to the same period last year, primarily due a decrease in labor charged to manufacturers for the deployment of databases. Management expects revenues from professional services in the rest of the world to increase for the remainder of fiscal 2007, compared to the prior year.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2007	2006	% Chg	2007	2006	% Chg
Catalog subscriptions
Revenue	$2,892	$2,751	5%	$5,678	$5,543	2%
Cost of revenue	278	260	7%	573	538	7%
Cost of revenue as a percent of revenue	10%	9%		10%	10%

Catalog professional services
Revenue	356	476	(25%)	658	880	(25%)
Cost of revenue	112	119	(6%)	237	219	8%
Cost of revenue as a percent of revenue	31%	25%		36%	25%

Dealer marketing services
Revenue	294	107	176%	511	175	192%
Cost of revenue	174	49	255%	268	80	235%
Cost of revenue as a percent of revenue	59%	46%		52%	46%

Dealer and distributor communications
Revenue	149	188	(21%)	347	415	(16%)
Cost of revenue	20	27	(26%)	52	68	(23%)
Cost of revenue as a percent of revenue	13%	14%		15%	16%

Total
Revenue	$3,691	$3,522	5%	$7,194	$7,013	3%
Cost of revenue	584	455	28%	1,130	905	25%
Cost of revenue as a percent of revenue	16%	13%		16%	13%
Cost of revenue for catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue decreased slightly for the three month period remained relatively the same for the six month period ended January 31, 2007, compared to the same periods last year. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments.
Cost of revenue for catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to an increase in non-billable professional services. Management expects cost of catalog professional services to fluctuate from quarter to quarter depending on the mix of services sold, the nature of manufacturer data conversion contracts, and the Company’s performance towards the contracted amount for customization projects.
Cost of revenue for dealer marketing services consists primarily of website setup labor, software amortization costs, postcards and distribution costs. Cost of dealer marketing services as a percentage of revenue increased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to an increase in the percentage of sales represented by MailSmart™, which has a lower margin than the other dealer marketing services offered. Management expects gross margins, as a percent of revenue from dealer marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.
Cost of revenue for dealer and distributor communications consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to a decrease in telecommunication costs and software customization labor. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to be relatively consistent from quarter to quarter.

Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.
Operating Expenses
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2007	2006	% Chg	2007	2006	% Chg
Customer operations and support	$276	$279	(1%)	$544	$582	(7%)
Selling, general and administrative	2,101	1,840	14%	4,086	3,699	10%
Software development and technical support	359	305	18%	728	580	26%
Depreciation and amortization	110	94	17%	216	174	24%

Net operating expenses	$2,846	$2,518	13%	$5,574	$5,035	11%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three and six month periods ended January 31, 2007, compared to the same period last year, primarily due to the reduction of temporary help used in the data conversion operations. Management expects customer operations and support costs to increase slightly, compared to the prior year, for the remainder of fiscal 2007.
Selling, general and administrative expenses (“SG&A”) increased for the three and six month periods ended January 31, 2007, compared to the same periods last year, as the Company invested in continued sales and marketing initiatives in the North American market and because of the new costs related to the SFAS123R expensing of stock options. SG&A, as a percentage of revenue, increased from 53% for the six month period ended January 31, 2006 to 57% for the six month period ended January 31, 2007. Management expects SG&A costs to continue to be higher than the previous year for the remainder of fiscal 2007 as the Company continues its sales and marketing initiatives and to recognize the costs of stock options under SFAS123R.
The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant. Software development and technical support costs increased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to continued expenses related to the deployment of the new catalog software, released in the first quarter of fiscal 2007. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2007 as the Company supports its new catalog products.
Depreciation and amortization expense increased for the three and six month periods ended January 31, 2007, compared to the same periods last year. Management expects depreciation and other amortization to increase for the remainder of fiscal 2007, compared to the prior year, as the Company continues to invest in software and equipment to operate the business.
Other Items
Earnings decreased from net income of $524,000 and $1,022,000 for the three and six month periods ended January 31, 2006, to net income of $248,000 and $473,000 for the three and six month periods ended January 31, 2007, respectively. The Company’s increase in revenue was offset by an increase in technical support costs and sales expenses associated with its new products and sales initiatives. Management expects to continue to generate positive earnings and cash flows for the remainder of fiscal 2007.
Interest expense includes both cash and non-cash interest. Interest paid was approximately $41,000 and $92,000 for the three and six month periods ended January 31, 2007, and $63,000 and $128,000 for the three and six month periods ended January 31, 2006, respectively. In addition, excess debt principal was amortized to offset interest expense by approximately $9,000 and $22,000 for the three and six month periods ended January 31, 2007 and $13,000 and $29,000 for the three and six month periods ended January 31, 2006, respectively.

Acquisitions
Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, six business acquisitions and one software asset acquisition have been completed, four of which were fully integrated into the Company’s operations prior to fiscal year 2006.
Most recently, the Company completed the acquisition of OC-Net, as described in Note 4 to the Consolidated Financial Statements. The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.
Cash Flow Information
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2007	2006	% Chg	2007	2006	% Chg
Net income	$248	$524	(53%)	$473	$1,022	(54%)
Amortization of software products	198	152	30%	385	297	30%
Amortization of deferred finance costs and debt discount	(22)	(15)	(47%)	(33)	(31)	(6%)
Depreciation and other amortization	110	94	18%	216	174	24%
Stock based compensation related to stock options	42	—	100%	68	—	100%
Stock issued as contribution to 401(k) plan	—	—	—	42	21	100%
Net change in working capital	(464)	(247)	(88%)	(873)	(600)	(46%)

Net cash provided by operating activities	112	508	(78%)	278	883	(69%)
Net cash used in investing activities	(1,342)	(255)	(426%)	(1,554)	(510)	(205%)
Net cash used in financing activities	(322)	(224)	(44%)	(669)	(440)	(52%)

Net change in cash	($1,552)	$29	(5452%)	($1,945)	($67)	(2,803%)

Net cash provided by operating activities decreased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to the decrease in net income. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities increased for the three and six month periods ended January 31, 2007, compared to the same periods last year, primarily due to the purchase of OC-Net. Management expects cash provided by operating activities net of cash used in investing activities to be positive for the remainder of fiscal 2007, unless the Company undertakes additional acquisitions.
At January 31, 2007, the Company had cash and cash equivalents of approximately $1,639,000 compared to approximately $3,584,000 at July 31, 2006.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.
Debt Schedule
(In thousands)

	January 31	July 31
	2007	2006	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	$150	$200	$(50)
Long term portion of note payable	—	50	(50)

Total note payable to WITECH	150	250	(100)
Notes payable to New Holders:
Current portion of notes payable	1,100	1,200	(100)
Long term portion of notes payable	—	500	(500)

Total face value of notes payable to New Holders	1,100	1,700	(600)
Carrying value in excess of face amount of notes payable	16	42	(26)
Debt discount (common stock warrants and options)	(6)	(12)	6

Total carrying value of notes payable to New Holders	1,110	1,730	(620)
Debt related to acquisition of OC-Net, Inc.:
Acquired short term debt	37	—	37
Current portion of note payable	233		233
Long term portion of note payable	467	—	467
Long term cash holdback	150	—	150

	887	—	887

Total debt	$2,147	$1,980	$(167)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to the New Holders, in aggregate, $500,000 in cash, New Notes in the amount of $3.9 million and New Warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of January 31, 2007). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2%, adjusted quarterly (effective rate of 10.25% as of January 31, 2007). The note does not contain any financial covenants.
On January 26, 2007, the Company purchased all of the outstanding stock of OC-NET. Consideration for the acquisition included $700,000 in debt to the sellers and future contingent payments totaling up to $400,000. Included in the liabilities of OC-NET was approximately $37,000 of debt to local creditors. The notes to the sellers are payable quarterly and bear interest at prime plus 2%, adjusted quarterly (effective rate of 10.25% as of January 31, 2007). The notes do not contain any financial covenants.
On July 9, 2004, the Company entered into a line of credit with Bank One, N.A. which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,000,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2007, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness, and requires the Company to meet minimum net worth and debt service coverage financial covenants. As of January 31, 2007, there were no borrowings on the line of credit.
Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of March 9, 2007.
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
ITEM 3. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of January 31, 2007.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended January 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended January 31, 2007, except as set forth in the Company’s Current Report on Form 8-K, filed on January 29, 2007, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Company held its 2006 Annual Meeting of Shareholders on December 7, 2006.
(b)	Votes cast for the election of Gordon J. Bridge to serve as director until the 2009 Annual Shareholder’s Meeting were as follows:

For	5,204,605
Withheld authority to vote for	642,088
Votes cast for the election of Ted C. Feierstein to serve as director until the 2009 Annual Shareholder’s Meeting were as follows:

For	5,198,938
Withheld authority to vote for	647,775
(c)	Votes cast to ratify the appointment of Wipfli LLP as ARI’s auditors for the year ending July 31, 2007 were as follows:

For	5,750,942
Against	37,105
Abstained	58,646
ITEM 6. EXHIBITS
2.1	Stock Purchase Agreement dated January 26, 2007, by and among OC-Net, Inc., the stockholders of OC-Net, Inc. and the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 29, 2007.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc. (Registrant)
Date: March 19, 2007	/s/ Brian E. Dearing
Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock
Timothy Sherlock, Chief Financial Officer