Form 10QSB
period 2007-04-30
ARI NETWORK SERVICES INC /WI
filed 2007-06-19
CIK 879796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

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
YES ☐              NO ☑
As of June 10, 2007 there were 6,620,605 shares of the registrant’s common stock outstanding.
Transitional Small Business Disclosure Format (check one).
YES ☐              NO ☑

ARI Network Services, Inc.
FORM 10-QSB
FOR THE NINE MONTHS ENDED APRIL 30, 2007
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial statements

Condensed consolidated balance sheets – April 30, 2007 and July 31, 2006	3-4

Condensed consolidated statements of operations for the three and nine months ended April 30, 2007 and 2006	5

Condensed consolidated statements of cash flows for the nine months ended April 30, 2007 and 2006	6

Notes to unaudited condensed consolidated financial statements	7-12

Item 2 Management’s discussion and analysis or plan of operation	12-21

Item 3 Controls and procedures	21

PART II — OTHER INFORMATION

Item 2 Unregistered sales of equity securities and use of proceeds	22

Item 6 Exhibits	22

Signatures	23
Amendment to Credit Agreement
Note Modification Agreement
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

ITEM 1. FINANCIAL STATEMENTS
ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30	July 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,468	$3,584
Trade receivables, less allowance for doubtful accounts of $120 and $103 at April 30, 2007 and July 31, 2006, respectively	1,137	885
Work in Process	206	163
Prepaid expenses and other	491	254
Deferred income taxes	675	675

Total Current Assets	3,977	5,561

Equipment and leasehold improvements:
Computer equipment	5,221	5,084
Leasehold improvements	128	116
Furniture and equipment	2,495	2,057

	7,844	7,257
Less accumulated depreciation and amortization	6,550	6,275

Net equipment and leasehold improvements	1,294	982

Deferred income taxes	1,419	1,419
Goodwill	875	—
Other assets	1,201	6

Capitalized software product costs	12,381	11,557
Less accumulated amortization	10,686	10,089

Net capitalized software product costs	1,695	1,468

Total Assets	$10,461	$9,436

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	April 30	July 31
	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of notes payable	$1,184	$1,400
Accounts payable	671	500
Deferred revenue	5,470	5,616
Accrued payroll and related liabilities	983	1,006
Accrued sales, use and income taxes	26	38
Accrued vendor specific liabilities	—	104
Other accrued liabilities	455	254
Current portion of capital lease obligations	20	—

Total Current Liabilities	8,809	8,918

Long term liabilities:
Notes payable (net of discount)	558	580
Long term payroll related	202	202
Other long term liabilities	33	48
Capital lease obligations	9	—

Total Long Term Liabilities	802	830

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; no shares issued and outstanding at April 30, 2007 and July 31, 2006, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,618,405 and 6,202,529 shares issued and outstanding at April 30, 2007 and July 31, 2006, respectively	7	6
Common stock warrants and options	144	36
Additional paid-in-capital	94,623	93,838
Accumulated deficit	(93,924)	(94,192)

Total Shareholders’ Equity (Deficit)	850	(312)

Total Liabilities and Shareholders’ Equity (Deficit)	$10,461	$9,436

See notes to unaudited condensed consolidated financial statements.

Note:	The balance sheet at July 31, 2006 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30		April 30
	2007	2006	2007	2006
Net revenues:
Subscriptions, support and other services fees	$2,916	$2,621	$8,333	$7,733
Software licenses and renewals	547	498	1,665	1,531
Professional services	638	434	1,297	1,302

	4,101	3,553	11,295	10,566

Cost of products and services sold:
Subscriptions, support and other services fees	282	265	888	653
Software licenses and renewals *	253	168	655	490
Professional services	296	81	418	276

	831	514	1,961	1,419

Gross Margin	3,270	3,039	9,334	9,147

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	203	104	419	278
Customer operations and support	298	273	842	855
Selling, general and administrative	2,491	1,862	6,577	5,561
Software development and technical support	450	344	1,178	924

Net operating expenses	3,442	2,583	9,016	7,618

Operating income (loss)	(172)	456	318	1,529
Other income (expense):
Interest expense	(40)	(45)	(110)	(144)
Other, net	16	46	77	94

Total other income (expense)	(24)	1	(33)	(50)

Income (loss) before provision for income taxes	(196)	457	285	1,479
Income tax benefit (provision)	(9)	1,008	(17)	1,008

Net income (loss)	$(205)	$1,465	$268	$2,487

Average common shares outstanding:
Basic	6,444	6,175	6,320	6,152
Diluted	6,844	6,621	6,720	6,598

Basic and diluted net income (loss) per share:
Basic	$(0.03)	$0.24	$0.04	$0.40

Diluted	$(0.03)	$0.22	$0.04	$0.38

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $213, $161, $598 and $458 respectively and excluding other depreciation and amortization shown separately

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30
	2007	2006
Operating activities
Net income	$268	$2,487
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software products	598	458
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(22)	(44)
Depreciation and other amortization	419	278
Stock based compensation related to stock options	109	—
Deferred income taxes	—	(1,038)
Stock issued as contribution to 401(k) plan	42	21
Net change in receivables, prepaid expenses and other current assets	(428)	(335)
Net change in accounts payable, deferred revenue, accrued liabilities and long term liabilities	61	(70)

Net cash provided by operating activities	1,047	1,757

Investing activities
Purchase of equipment and leasehold improvements	(629)	(494)
Purchase of assets related to acquisitions, net of cash acquired	(1,179)	—
Software product costs capitalized	(247)	(468)

Net cash used in investing activities	(2,055)	(962)

Financing activities
Payments under notes payable	(1,145)	(850)
Payments on capital lease obligations	—	(4)
Proceeds from issuance of common stock	37	60

Net cash used in financing activities	(1,108)	(794)

Net increase (decrease) in cash and cash equivalents	(2,116)	1
Balance at beginning of period	3,584	3,651

Balance at end of period	$1,468	$3,652

Cash paid for interest	$137	$190

Cash paid for income taxes	$20	$—

Noncash investing and financing activities
Redemption of common stock in connection with exercise of stock options	$—	$54
Issuance of common stock in connection with acquisition	707	—
Debt issued in connection with acquisition	700	—
Debt assumed in connection with acquisition	37	—
Accrued liabilities related to acquisition	175	—
Stock based compensation related to stock options	109	—
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
April 30, 2007
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2006.
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

	Three months ended		Nine months ended
	April 30		April 30
	2007	2006	2007	2006
Weighted average common shares outstanding	6,444	6,175	6,320	6,152
Dilutive effect of stock options and warrants	400	446	400	446

Diluted weighted average common shares outstanding	6,844	6,621	6,720	6,598

Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is antidilutive	319	225	319	225
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
The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at April 30, 2007. Total stock compensation expense recognized by the Company during the three and nine month periods ended April 30, 2007 was $40,702 and $109,520. As of April 30, 2007, there was $195,682 of total unrecognized compensation cost related to nonvested options granted under the plans.
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

As stock-based compensation expense recognized in our results for the three and nine months ended April 30, 2007 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2007, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123.
The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended		Nine months ended
	April 30,		April 30,
	2007	2006	2007	2006
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	4.88%	4.00%	4.88%	4.00%
Expected volatility	124%	124%	124%	124%
Expected dividend yield	0%	0%	0%	0%
The following table illustrates the effect on net income and earnings per share as if the Company had accounted for stock-based compensation in accordance with SFAS 123R for the:

	Three months	Nine months
	ended	ended
	April 30, 2006	April 30, 2006
Net income as reported	$1,465	$2,487
Stock-based compensation expense determined under fair value based method for options	(85)	(247)

Pro forma net income	$1,380	$2,240

Pro forma net income per share – basic	$.22	$.36
Pro forma net income per share – diluted	$.21	$.34
Employee Stock Purchase Plans
The Company’s 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued. The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 148,781 of the shares have been issued as of April 30, 2007. All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.
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
1991 Stock Option Plan
The Company’s 1991 Stock Option Plan was terminated on August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or (b) nonqualified stock options.
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
Changes in option shares under the 1991 Plan during the:

	Three months ended				Nine months ended
	April 30, 2007				April 30, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	145,686	$2.27	2.34	$13,125	146,686	$2.28	2.85	$13,125
Granted	—	—			—	—
Exercised	—	—			—	—
Forfeited	—	—			(1,000)	$3.25
Outstanding at end of period	145,686	$2.27	2.09	$13,125	145,686	$2.27	2.09	$13,125
Exercisable at end of period	145,686	$2.27	2.09	$13,125	145,686	$2.27	2.09	$13,125
The range of exercise prices for options outstanding at April 30, 2007 was $2.00 to $9.06.
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
Changes in option shares under the Director Plan during the:

	Three months ended				Nine months ended
	April 30, 2007				April 30, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	1,313	$2.65	3.72	$152	1,313	$2.65	3.97	$152
Granted	—	—			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Outstanding at end of period	1,313	$2.65	3.22		1,313	$2.65	3.22
Exercisable at end of period	1,313	$2.65	3.22	$152	1,313	$2.65	3.22	$152
The range of exercise prices for options outstanding at April 30, 2007 was $2.00 to $3.56.

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
Changes in option shares under the 2000 Plan during the:

	Three months ended				Nine months ended
	April 30, 2007				April 30, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	1,082,850	$1.43	7.10	$688,028	1,054,350	$1.35	7.27	$814,975
Granted	750	$1.53			111,000	$2.02
Exercised	(13,750)	$0.75			(34,126)	$0.48
Forfeited	(25,374)	$1.38			(86,748)	$1.43
Outstanding at end of period	1,044,476	$1.44	6.85	$654,011	1,044,476	$1.44	6.85	$654,011
Exercisable at end of period	802,080	$1.34	6.32	$588,159	802,080	$1.34	6.32	$588,159
Changes in non-vested option shares under the 2000 Plan during the:

	Three months ended		Nine months ended
	April 30, 2007		April 30, 2007
		Wt-Avg Grant		Wt-Avg Grant
	Options	Date Fair Value	Options	Date Fair Value
Non-vested at beginning of period	265,238	$1.74	188,799	$1.59
Granted	750	$1.96	111,000	$2.02
Vested	—		—
Forfeited	(23,592)	$1.27	(57,403)	$1.60
Non-vested at end of period	242,396	$1.79	242,396	$1.79
The range of exercise prices for options outstanding at April 30, 2007 was $0.15 to $2.74.
4. ACQUISITIONS
On January 26, 2007, the Company purchased all of the outstanding stock of OC-NET, Inc. (“OC-NET”). OC-NET, a privately held corporation in Cypress, CA, provided website development and hosting services to the Power Sports market (which includes motorcycles, All Terrain Vehicles, snowmobiles and personal watercraft), as well as certain customers outside the Power Sports market. Consideration for the acquisition included approximately $1.1 million in cash, 350,000 shares of the Company’s common stock, $700,000 in debt to the sellers and future contingent payments totaling up to $400,000.
The purchase price of this acquisition has been allocated to specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities as determined by an independent valuation. These include capitalized software to be amortized over 4 years and intangibles related to customer relationships and assembled and trained workforce to be amortized over 5 years as well as goodwill. In addition, the final purchase price will be determined upon the settlement of the contingencies outlined in the Stock Purchase Agreement. As noted above, a total of $400,000 of the total purchase price is subject to contingencies. Of this amount, the Company has included $150,000 of the contingent payments in the preliminary purchase price based on the likelihood of the contingencies being met. The remaining $250,000 of contingent payments have not been included in the preliminary purchase price, as they relate to meeting sales targets to a specified customer over the twelve month period following the date of acquisition. The Company will continually evaluate the likelihood of realization on this portion of the contingent payments and make the necessary adjustments to the purchase price and the ultimate allocation to the identified intangible assets.
In connection with the Acquisition, the Company entered into an employment agreement with Robert Hipp (the “Employment Agreement”) to serve as a Marketing/Business Development Manager for the Company. The term of the Employment Agreement is two years.
The foregoing description of the Purchase Agreement and the transactions contemplated thereby is qualified in its entirety by reference to the Purchase Agreement, attached as Exhibit 2.1 of Form 8-K, dated January 29, 2007 and Form 8-K/A dated April 13, 2007, and incorporated herein by reference. The acquisition was accounted for under the purchase method; accordingly, its results are included in the financial statements of the Company from the date of acquisition.
The following unaudited pro forma results of operations for the nine months ended April 30, 2007 assume the acquisition of the
OC-Net business occurred at the beginning of that period:
Pro Forma Results
(in thousands, except per share data)

	Three months ended		Nine months ended
	April 30, 2007		April 30, 2007
	2007	2006	2007	2006

Revenues	$4,101	$3,889	$11,954	$11,431
Net income (loss)	$(205)	$1,486	$20	$2,347
Net income (loss) per basic share	$(.03)	$.23	$0.00	$.36
Net income (loss) per diluted share	$(.03)	$.21	$0.00	$.33
This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.
5. NOTES PAYABLE
On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of April 30, 2007). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of Series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007 at the prime interest rate plus 2%, adjusted quarterly (effective rate of 10.25% as of April 30, 2007). The note does not contain any financial covenants.
The Company issued $700,000 of notes in connection with the OC-Net acquisition. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of April 30, 2007) and is payable in quarterly principal installments of $58,333 commencing March 31, 2007 through April 30, 2010. The notes do not contain any financial covenants.
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
7. INCOME TAXES
The provision for income taxes is composed of the following (in thousands):

	Three months ended		Nine months ended
	April 30		April 30
	2007	2006	2007	2006
Current:
Federal	$140	$145	$323	$493
State	32	46	83	108
Deferred	—	(1,000)	—	(1,000)
Utilization of net operating loss carryforwards	(163)	(199)	(389)	(609)

Income tax (benefit) provision	$9	$(1,008)	$17	$(1,008)
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Total revenue increased $548,000 or 15% for the three month period ended April 30, 2007 and $729,000 or 7% for the nine month period ended April 30, 2007, compared to the same periods last year, primarily due to an increase in revenues from the Company’s newly acquired marketing services product and to organic growth in the previously existing marketing services business. Operating income decreased $628,000 or 138% for the three month period ended April 30, 2007 and $1,211,000 or 79% for the nine month period ended April 30, 2007, compared to the same periods last year, primarily due to increased expenses associated with the acquisition, developing and marketing of new products and lower gross margins generated by some of those products. Earnings decreased from net income of $1,465,000 or $0.24 per basic share for the three months ended April 30, 2006 to net loss of $205,000 or $0.03 per basic share for the three months ended April 30, 2007 and decreased from $2,487,000 or $0.40 per basic share for the nine months ended April 30, 2006 to $268,000 or $0.04 per basic share for the nine months ended April 30, 2007. Management expects revenue growth to continue over the prior year in the fourth quarter of the year, primarily due to revenues generated by the newly acquired OC-Net business and the Company’s marketing services, at least partially offset by increased operating expenses over the prior year.
During fiscal year 2007, the Company plans to continue to focus on the same four growth initiatives as last year: (1) maintaining and enhancing the current catalog business; (2) growing the marketing services business; (3) changing to a dealer-direct business model in Europe; and (4) making selected synergistic acquisitions.
Critical Accounting Policies and Estimates
General
The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, among others, those related to customer contracts, bad debts, capitalized software product costs, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.
Revenue Recognition
Revenue for use of the network (including transaction fees) and for information services is recognized in the period such services are utilized. Revenue from annual or periodic maintenance fees, hosting fees, license and license renewal fees and catalog subscription fees is recognized ratably over the period the service is provided. Revenue under arrangements that include acceptance terms beyond the Company’s standard terms is not recognized until acceptance has occurred. If collectibility is not considered probable, revenue is recognized when the fee is collected. Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue under arrangements with customers who are not the ultimate users (resellers) is deferred if there is any contingency on the ability and intent of the reseller to sell such software to a third party. Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.
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
Impairment of Long-Lived Assets
Equipment and leasehold improvements, capitalized software product costs, goodwill, customer lists, and other identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.
Cash and Cash Equivalents
The Company’s investment policy, as approved by the Board of Directors, is designed to provide preservation of capital, adequate liquidity to meet projected cash requirements, optimum yields in relationship to risk, market conditions and tax considerations and minimum risk of principal loss through diversified short and medium term investments. Eligible investments included direct obligations of the U.S. Treasury, obligations issued or guaranteed by the U.S. government, certain time deposits, certificates of deposits issued by commercial banks, money market mutual funds, asset backed securities and municipal bonds. The Company’s current investments include money market funds.
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
Revenues
The Company is a leading provider of technology-enabled services (including electronic parts catalogs and marketing services) that help to increase sales and profits for dealers, distributors and manufacturers in the manufactured equipment market. The Company currently provides 99 catalogs of manufactured equipment from 70 manufacturers to over 24,000 dealers in approximately 89 countries in about a dozen segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, recreation vehicles, marine, construction, agricultural equipment, auto and truck parts after-market and others, primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have over 72,000 catalog subscriptions. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) marketing services including both custom and template-based website services and technology-enabled direct mail services and (3) communication or transaction services. The Company’s primary product lines at present are electronic parts catalogs and marketing services . Management’s strategy is to expand the Company’s electronic parts catalog and marketing services business with dealers in the existing vertical markets, expand to other similar markets, and execute on the four growth initiative strategies previously mentioned.
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
Catalog, Customer and Subscription Information by Region
(As of April 30, 2007)

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
North America	89	63	65,912	92	21,055
Rest of World	52	7	6,749	65	3,642
Included in both Regions	(42)	—	—	—	—

Total	99	70	72,661	157	24,697

“Catalog” =	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.
“Distinct Manufacturer” =	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.
“Subscription” =	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may subscribe to more than one catalog.

“Distinct Distributor” =	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.
“Distinct Dealer” =	A single independent servicing dealer, not owned by another dealer, served by ARI.
As part of its historical business practice, the Company continues to provide dealer and distributor communication services to the U.S. and Canadian agribusiness industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline as a percentage of total revenues during fiscal 2007.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.
Revenue by Location and Service
(In Thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2007	2006	Change	2007	2006	Change
North American
Catalog subscriptions	$2,503	$2,562	-2%	$7,711	$7,721	0%
Catalog professional services	329	418	-21%	923	1,212	-24%
Marketing service subscriptions	536	147	265%	1,047	322	225%
Marketing professional services	230	—	100%	230	—	100%
Dealer & distributor communications	165	216	-24%	512	631	-19%

Subtotal	3,763	3,343	13%	10,423	9,886	5%

Rest of the World
Catalog subscriptions	257	195	32%	727	579	26%
Catalog professional services	81	15	440%	145	101	44%

Subtotal	338	210	61%	872	680	28%

Total Revenue
Catalog subscriptions	2,760	2,757	0%	8,438	8,300	2%
Catalog professional services	410	433	-5%	1,068	1,313	-19%
Marketing service subscriptions	536	147	265%	1,047	322	225%
Marketing professional services	230	—	100%	230	—	100%
Dealer & distributor communications	165	216	-24%	512	631	-19%

Total	$4,101	$3,553	15%	$11,295	$10,566	7%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues decreased for the three and nine months ended April 30, 2007, compared to the same periods last year, primarily due to decreased bulk sales to manufacturers of the Company’s CD-Rom catalog products. Catalog subscription renewals from the Company’s North American customers were over 85% for the nine months ended April 30, 2007.
Catalog Professional Services
Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America decreased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to lower customization labor charged for the deployment of new web-based manufacturer databases.
Marketing Service Subscriptions
Revenues from the Company’s North American marketing service subscriptions are derived from start-up and access fees charged to dealers for Website Smart™ and Website Smart Pro™, commissions on on-line sales through Website Smart Pro™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from marketing services in North America increased, for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to sales of Website Smart™, MailSmart™ and the Company’s recently acquired Website Smart Pro™. The sales increases are a result of the Company’s investments in sales and marketing for the marketing services business. Revenues from Website Smart Pro™ are included in Marketing services beginning January 27, 2007.

Marketing Professional Services
Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. Revenues from marketing services in North America for the three and nine month periods ended April 30, 2007, resulted from customization of websites related to contracts acquired with OC-Net.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog and marketing services products.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world increased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to the amortization of revenue from a large Harley Davidson deal closed in the fourth quarter of fiscal 2006 and a large sale to a Korean manufacturer in the first quarter of fiscal 2007. The increase in Rest of World revenues in fiscal 2007 should not be interpreted as an indicator that our challenges in the European market are behind us. The number of new subscriptions purchased directly by dealers has declined, compared to the same period last year.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world increased, for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due customization labor charged to the manufacturer located in Korea.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Nine months ended
	April 30			April 30
						%
	2007	2006	% Chg	2007	2006	Chg

Catalog subscriptions
Revenue	$2,760	$2,757	0%	$8,438	$8,300	2%
Cost of revenue	286	289	(1%)	859	827	4%
Cost of revenue as a percent of revenue	10%	10%		10%	10%

Catalog professional services
Revenue	410	433	(5%)	1,068	1,313	(19%)
Cost of revenue	210	119	77%	448	338	33%
Cost of revenue as a percent of revenue	51%	27%		42%	26%

Marketing services subscriptions
Revenue	536	147	265%	1,047	322	225%
Cost of revenue	244	75	225%	511	155	230%
Cost of revenue as a percent of revenue	45%	51%		49%	48%

Marketing professional services
Revenue	230	—	100%	230	—	100%
Cost of revenue	75	—	100%	75	—	100%
Cost of revenue as a percent of revenue	33%	0%		33%	0%

Dealer and distributor communications
Revenue	165	216	(24%)	512	631	(19%)
Cost of revenue	16	31	(49%)	68	99	(31%)
Cost of revenue as a percent of revenue	10%	14%		13%	16%

Total
Revenue	$4,101	$3,553	15%	$11,295	$10,566	7%
Cost of revenue	831	514	62%	1,961	1,419	38%
Cost of revenue as a percent of revenue	20%	14%		17%	13%
Cost of revenue for catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue remained relatively stable for the three and nine month periods ended April 30, 2007, compared to the same periods last year. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments.
Cost of revenue for catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to an increase in non-billable professional services and costs for customizations done by a third party for software sold to a Korean customer. Management expects cost of catalog professional services to fluctuate from quarter to quarter depending on the mix of services sold, the nature of manufacturer data conversion contracts, and the Company’s performance towards the contracted amount for customization projects.
Cost of revenue for marketing service subscriptions consists primarily of website setup labor, software amortization costs, postcards and distribution costs. Cost of marketing services as a percentage of revenue decreased for the three month period ended April 30, 2007, compared to the same period last year, primarily due to increased sales from the Company’s Website products, which have a higher margin than MailSmart™. By contrast, cost of marketing services as a percentage of revenue increased for the nine month period ended April 30, 2007, compared to the same period last year, primarily due to an increase in the percentage of sales represented by MailSmart™ in the first half of the year, which has a lower margin than the other marketing services offered. Management expects gross margins, as a percent of revenue from marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.
Cost of revenues for marketing professional services consists of website customization labor. Cost of marketing professional services increased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, due to new contracts acquired with OC-Net. Management expects cost of marketing professional services to fluctuate from quarter to quarter depending on the Company’s performance towards the contracted amount for customization projects and the actual labor rates negotiated in customer contracts.
Cost of revenue for dealer and distributor communications consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to a decrease in telecommunication costs and software customization labor. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to be relatively consistent from quarter to quarter.
Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.
Operating Expenses
(In thousands)

	Three months ended			Nine months ended
	April 30			April 30
	2007	2006	% Chg	2007	2006	% Chg

Customer operations and support	$298	$273	9%	$842	$855	(2%)
Selling, general and administrative	2,491	1,862	34%	6,577	5,561	18%
Software development and technical support	450	344	31%	1,178	924	27%
Depreciation and amortization	203	104	95%	419	278	51%

Net operating expenses	$3,442	$2,583	33%	$9,016	$7,618	18%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased for the three month period ended April 30, 2007, compared to the same period last year, primarily due to an increase in temporary help used to provide technical support for the Company’s new release of its catalog product and decreased for the nine month period ended April 30, 2007, compared to the same period last year, primarily due to the reduction of temporary help used in the data conversion operations. Management expects customer operations and support costs to decrease slightly, compared to the prior year, for the remainder of fiscal 2007.
Selling, general and administrative expenses (“SG&A”) increased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, as the Company invested in continued sales and marketing initiatives in the North American market, acquisition integration costs associated with OC-Net, continuing operating costs for the new California location and costs related to the SFAS123R expensing of stock options. SG&A, as a percentage of revenue, increased from 53% for the nine month period ended April 30, 2006 to 58% for the nine month period ended April 30, 2007. Management expects SG&A costs to continue to be higher than the previous year for the remainder of fiscal 2007 as the Company continues its sales and marketing initiatives and to recognize the costs of stock options under SFAS123R.
The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant. Software development and technical support costs increased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to continued expenses related to the deployment of the new catalog software released in the first quarter of fiscal 2007 and operating costs associated with the new California location. Management expects software development and technical support costs to continue to be higher than the previous year for the remainder of fiscal 2007 as the Company supports its new catalog and marketing services products.
Depreciation and amortization expense increased for the three and nine month periods ended April 30, 2007, compared to the same periods last year primarily due to the amortization of new software and equipment and the amortization of intangible assets associated with the OC-Net acquisition. Management expects depreciation and other amortization to increase for the remainder of fiscal 2007, compared to the prior year, as the Company continues to invest in software and equipment to operate the business and amortize other intangible assets.
Other Items
Earnings decreased from net income of $1,465,000 and $2,487,000 for the three and nine month periods ended April 30, 2006 to net loss of $205,000 and net income of $268,000 for the three and nine month periods ended April 30, 2007, respectively. The

Company’s decrease in earnings was primarily due to an increase in technical support costs and sales expenses associated with its new products and sales initiatives, acquisition integration costs and a $1 million deferred tax benefit recognized in the third quarter of fiscal 2006.
Management has undertaken a number of actions to enhance gross margins and reduce operating expenses. These actions include selective price increases and initiatives to reduce third party expenses along with consolidating similar functions across the company.
Interest expense includes both cash and non-cash interest. Interest paid was approximately $45,000 and $137,000 for the three and nine month periods ended April 30, 2007, and $83,000 and $190,000 for the three and nine month periods ended April 30, 2006, respectively. In addition, excess debt principal was amortized to offset interest expense by approximately $9,000 and $22,000 for the three and nine month periods ended April 30, 2007 and $13,000 and $29,000 for the three and nine month periods ended April 30, 2006, respectively.
Acquisitions
Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, six business acquisitions and one software asset acquisition have been completed, five of which were fully integrated into the Company’s operations prior to fiscal year 2006.
Most recently, the Company completed the acquisition of OC-Net, as described in Note 4 to the Consolidated Financial Statements. The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.
Cash Flow Information
(In thousands)

	Three months ended			Nine months ended
	April 30			April 30
	2007	2006	% Chg	2007	2006	% Chg
Net income	$(205)	$1,465	(114%)	$268	$2,487	(89%)
Amortization of software products	213	161	32%	598	458	31%
Amortization of deferred finance costs and debt discount	11	(13)	185%	(22)	(44)	(50%)
Depreciation and other amortization	203	104	95%	419	278	51%
Stock based compensation related to stock options	41	—	100%	109	—	100%
Deferred income taxes	—	(1,038)	100%		(1,038)	100%
Stock issued as contribution to 401(k) plan	—	—	—	42	21	100%
Net change in working capital	506	195	160%	(367)	(405)	9%

Net cash provided by operating activities	769	874	(12%)	1,047	1,757	(40%)
Net cash used in investing activities	(501)	(452)	(11%)	(2,055)	(962)	(114%)
Net cash used in financing activities	(439)	(354)	(24%)	(1,108)	(794)	(40%)

Net change in cash	$(171)	$68	(351%)	$(2,116)	$1	(2,117%)

Net cash provided by operating activities decreased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to the decrease in operating income. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash used in investing activities increased for the three and nine month periods ended April 30, 2007, compared to the same periods last year, primarily due to the purchase of OC-Net.
At April 30, 2007, the Company had cash and cash equivalents of approximately $1,468,000 compared to approximately $3,584,000 at July 31, 2006.

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.
Debt Schedule
(In thousands)

	April 30	July 31
	2007	2006	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	$100	$200	$(100)
Long term portion of note payable	—	50	(50)

Total note payable to WITECH	100	250	(150)
Notes payable to New Holders:
Current portion of notes payable	800	1,200	(400)
Long term portion of notes payable	—	500	(500)

Total face value of notes payable to New Holders	800	1,700	(900)
Carrying value in excess of face amount of notes payable	8	42	(34)
Debt discount (common stock warrants and options)	(4)	(12)	8

Total carrying value of notes payable to New Holders	804	1,730	(926)
Debt related to acquisition of OC-Net, Inc.:
Current portion of note payable	234		233
Long term portion of note payable	408	—	409
Long term cash holdback	150	—	150

	792	—	792

Total debt	$1,696	$1,980	$(284)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to the New Holders, in aggregate, $500,000 in cash, New Notes in the amount of $3.9 million and New Warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of April 30, 2007). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 8, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2%, adjusted quarterly (effective rate of 10.25% as of April 30, 2007). The note does not contain any financial covenants.
On January 26, 2007, the Company purchased all of the outstanding stock of OC-Net. Consideration for the acquisition included $700,000 in debt to the sellers and future contingent payments totaling up to $400,000. The notes to the sellers are payable quarterly and bear interest at prime plus 2%, adjusted quarterly (effective rate of 10.25% as of April 30, 2007). The notes do not contain any financial covenants.
On July 9, 2004, the Company entered into a line of credit with Bank One, N.A. which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,000,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2008, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness. As of April 30, 2007, there were no borrowings on the line of credit.
Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Off-Balance Sheet Arrangements
As reported in Footnote 4 - Acquisitions, there is an unrecorded contingent payment of $250,000 related to meeting sales targets to a specified customer over the twelve month period following the date of the OC-Net acquisition.
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
ITEM 3. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of April 30, 2007.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended April 30, 2007 the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
ITEM 6. EXHIBITS
10.1	Amendment to Credit Agreement dated May 10, 2007, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA.

10.2	Note Modification Agreement dated May 10, 2007, between the Company and JPMorgan Chase Bank, NA, successsor by merger to Bank One, NA.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc.
(Registrant)

Date:	June 19, 2007	/s/ Brian E. Dearing Brian E. Dearing, Chairman of the Board and Chief Executive Officer

/s/ Timothy Sherlock Timothy Sherlock, Chief Financial Officer