Form 10KSB
period 2007-07-31
ARI NETWORK SERVICES INC /WI
filed 2007-10-29
CIK 879796

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007

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
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
YES ☑                     NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                      NO ☑
Issuer’s revenues for the most recent fiscal year. $15,435,000
As of October 21, 2007, the aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ bulletin board) was approximately $7.6 million.
As of October 21, 2007, there were 6,647,155 shares of the registrant’s shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2007, for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
Transitional Small Business Disclosure Format (check one).
YES ☐                     NO ☑

ARI Network Services, Inc.
FORM 10-KSB
FOR THE FISCAL YEAR ENDED JULY 31, 2007
INDEX

Item 1. Description of Business
Business Overview
ARI Network Services, Inc. (“we”, the “Company” or “ARI”) is a leading provider of electronic parts catalogs, marketing services and related technology and services designed to increase sales and profits for dealers, distributors and manufacturers in the manufactured equipment markets. We focus our sales and marketing on the North American and European manufactured equipment industry (the “Equipment Industry”), providing direct sales and service in North America and operating through a combination of direct sales and service and value-added sales and service agents elsewhere. Sales in these markets are driven by dealers’ and other servicing agents’ need for technical parts and service information needed to perform repair, warranty, and maintenance services, as well as to increase sales and reduce operating costs. The Equipment Industry is made up of separate sub-markets in which the manufacturers often share common distributors, retail dealers and/or service points. These sub-markets include: outdoor power, power sports, motorcycles, agricultural equipment, marine recreation vehicles, floor maintenance, auto and truck parts aftermarket, construction, and others. By “Equipment”, we mean capital goods which are repaired rather than discarded when broken and for which sales and service are generally performed by a distributed network of independent dealers and/or repair shops. The Equipment Industry has been a growing percentage of our revenue over the past three years, representing 97% of fiscal 2007 revenue. We expect the Equipment Industry to continue to be the Company’s largest Industry in fiscal 2008, and expect to expand into other sub-markets within the Equipment Industry which have similar business needs.
Our products and services enable Equipment Industry dealers and distributors to automate business communications with the manufacturers and distributors whose products they sell and service, and to market to new customers and prospects. We supply three types of software and services: (i) robust Web and CD-ROM electronic parts catalogs, (ii) marketing services, including a website creation service and technology-enabled direct mail and (iii) eCommerce services. The electronic cataloging products and services enable partners in a service and distribution network to look up electronically technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers. Marketing services help a dealer increase revenue. For example, the website creation service makes it easy for a dealer to create a professional web presence and optionally to conduct electronic business with its customers. The eCommerce services allow the dealers to exchange electronic business documents such as purchase orders, invoices, warranty claims, and status inquiries with the manufacturers and distributors who supply them. Our products and services use the Internet for data transport and a combination of the World-Wide Web and CD-ROM technology for user interfaces and data presentation. At this time, the primary product line is electronic catalogs. We expect that marketing services will represent a larger percentage of revenues over time, as management attention is focused in this area. In fiscal 2007, electronic parts catalog and marketing services represented 81% and 14% of revenue, respectively.
Our sales and marketing activities are focused on dealers, distributors and/or service points directly and on Equipment Industry manufacturers and distributors that sponsor our products and services within the service and distribution network. Using direct sales, we sell additional dealers as well as additional databases and additional products (such as WebsiteSmart Pro™) to existing dealer customers. These products are used by dealers to save time and money, as well as to increase revenues. We also sell directly to distributors and manufacturers. We believe that the implementation of our products can reduce internal costs for manufacturers and distributors and increase loyalty and productivity in the service and distribution network as well as end-customer satisfaction. In addition to software licenses and support services, a typical implementation for a given manufacturer or distributor will involve professional services for project management, software customization and continuing catalog updates.

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
The Company recently began a small new operation to offer insurance and financing services to dealers in the Powersports industry. This operation may or may not continue in its present form, depending on results.
As part of our historical business practice, we continue to provide eCommerce services to the North American agribusiness industry, which accounted for 3% of our total revenue in fiscal 2007.
No single customer directly accounted for 10% or more of our revenues in fiscal 2007.
The following table sets forth certain Catalog, Customer and Subscription information by region derived from the Company’s financial and customer databases. The number of distinct distributors and dealers is estimated because some subscriptions are distributed by third parties (including manufacturers), which may or may not inform ARI of the distributors and/or dealers to which the subscription is distributed and therefore, comparisons to prior periods may or may not be indicative of business trends. Furthermore, at the present time we do not have an accurate method of counting dealers and subscriptions when a catalog is delivered via the website of a manufacturer or distributor who is our customer, so the information below may understate our market position. The drop in subscriptions between fiscal 2006 and 2007 is due primarily to a large OEM customer changing to an in-house solution.
Catalog, Customer and Subscription Information by Region

				Distinct	Distinct
		Distinct		Distributors	Dealers
	Catalogs	Manufacturers	Subscriptions	(Estimated)	(Estimated)
As of July 31, 2007:
North America	90	66	64,330	89	20,212
Non-North American	53	7	6,325	62	3,384
Included in both Regions	(43)	0	0	0	0

Total	100	73	70,655	151	23,596

As of July 31, 2006:
North America	86	62	71,375	104	22,833
Non-North American	58	9	9,134	50	5,701
Included in both Regions	(48)	0	0	0	0

Total	96	71	80,509	154	28,534

Variance:
North America	4	4	(7,045)	(15)	(2,621)
Non-North American	(5)	(2)	(2,809)	12	(2,317)
Included in both Regions	5	0	0	0	0

Total	4	2	(9,854)	(3)	(4,938)

“Catalog”	=	A separately sold and/or distributed parts catalog. A manufacturer may have more than one catalog. More than one brand or distinct product line may be included in a catalog.

“Distinct Manufacturer”	=	A single independent manufacturer, not owned by another manufacturer, served by ARI. Distinct manufacturers are included in the region they most serve even if they have catalogs in both regions.

“Subscription”	=	A single catalog subscribed to by a single dealer or distributor. A dealer or distributor may have more than one subscription.

“Distinct Distributor”	=	A single independent distributor, not owned by another distributor, served by ARI. A distributor generally buys from manufacturers and sells to dealers.

“Distinct Dealer”	=	A single independent servicing dealer, not owned by another dealer, served by ARI.

Our executive offices are located at 11425 West Lake Park Drive, Milwaukee, Wisconsin 53224-3025 and our telephone number at that location is (414) 973-4300. ARI is a Wisconsin corporation, incorporated in 1981. We maintain a website at http://www.arinet.com, which is not part of this report.
Mission and Strategy
Our mission is to be the leading provider of electronic parts catalogs, marketing services and related technology and service to increase sales and profits for dealers in selected manufacturing industry segments, primarily those with shared distribution channels and service networks. Our vision is that whenever a dealer in one of our target markets accesses technical parts and service information electronically from a manufacturer or distributor or markets its products and services to its customers, it will use at least some of our products and services to do so. To achieve this vision, our strategy is to concentrate on a few vertical markets, and to be the leading provider of electronic catalog products and services in those markets. After establishing a position in a market, we will then bring other products and services to bear – including marketing services — in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality electronic catalog, marketing, and eventually, other services that industry participants will adopt and use effectively.
During fiscal 2008, the Company is focused on four growth initiatives, which are the same ones pursued in fiscal 2007: (i) maintaining and enhancing the current base of catalog business; (ii) growing the marketing services business; (iii) expanding our dealer-direct business model in Europe; and (iv) making selected synergistic acquisitions.
To maintain and enhance the current base of catalog business, we are seeking to maintain a renewal rate of approximately 85% on dealer catalog subscriptions and to sell new catalogs and dealers at a rate sufficient to replace the revenue from non-renewing subscriptions, or to increase it slightly. Catalog subscription revenue grew by 2% in fiscal 2007 and our renewal rate maintained at approximately 85%.  We believe that we are highly penetrated in our two primary markets (Outdoor Power and Power Sports) both in terms of dealers and catalog titles, but there are opportunities for some additional growth in related markets (such as Agricultural Equipment).
Our primary new product initiative in North America is marketing services, which includes WebsiteSmart Pro™, ARI MailSmart™, and additional add-on products, including EMailSmart™ and our automated website content management services.  These products respond directly to our customers’ desire for assistance from a trusted partner like ARI in marketing and selling to their customers and prospects.  We are investing in additional sales and marketing resources as well as in product development to support this initiative. Our marketing services business grew approximately 354% in fiscal 2007, inclusive of the OC-Net acquisition.
In Europe, our focus has shifted from a historical business model in which we sold only indirectly to dealers through manufacturers, distributors, or value-added resellers to a business model in which we sell and support dealers directly in their native languages.  During the second half of fiscal 2005, we opened an office in Alphen aan den Rijn, The Netherlands, and staffed it with approximately 10 employees.  Through a combination of direct selling and unbundling our current indirect business relationships, we have established a direct-to-dealer business model. We believe that this will enable us to reverse the decline in European revenues and position ourselves for growth in the future by introducing additional products – including marketing services – to European dealers.  In fiscal 2005, we invested in sales and marketing staff in Europe as well as product development in support of this initiative. Due to the disappointing results, we have replaced and downsized the European sales staff during fiscal 2007.

Finally, we continue to seek acquisitions that will solidify or accelerate our market position in both the catalog and marketing services markets. During fiscal 2007, we acquired OC-Net, a provider of websites to dealers and manufacturers.
Products and Services
We offer three basic kinds of services to our customers in the Equipment Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment, (ii) marketing services, including website creation services which allow a dealer to create and maintain a website and (iii) eCommerce services for exchanging documents such as purchase orders, invoices, and warranty claims.
The following table shows the products and services that we offer, a brief description of them and the industries where they are currently in use.

Electronic Catalog Products And Services
Product or Service	Description	Primary Industry/Market
PartSmart® Classic™	Electronic parts catalog for equipment dealers, formerly PartSmart Version 6.	Equipment — all sub-markets except RV

PartSmart® 8™	Electronic parts catalog for equipment dealers	Equipment — all sub-markets except RV

PartSmart® Web™	Web based electronic parts catalog, formerly EMPARTweb.	Equipment — all sub-markets

Lookupparts.com	PartSmart Web-based lookup service offered to dealers on a subscription basis	Equipment — all sub-markets except RV

PartSmart® Web™ ASP	Electronic parts catalog viewing software offered as a hosted service for individual distributors and manufacturers, formerly EMPARTweb ASP.	Equipment — all sub-markets

PartSmart® Cart™	Add-on product to PartSmart Web that facilitates order taking from the catalog	Equipment — all sub-markets

PartSmart® Data Manager™	Electronic parts catalog creation software used to produce catalogs for viewing on PartSmart Classic, PartSmart 8, and PartSmart Web.	Equipment — all sub-markets

PartSmart® Data Publisher™	Add-on product to PartSmart Data Manager that facilitates the creation of a file of parts and related information for use in PartSmart PDF Catalog Composer Module	Equipment – all sub-markets

PartSmart® PDF Catalog Composer™ Module	Add-on product to PartSmart Data Manager that facilitates the creation of a parts manual, price sheet or other parts-related publications in the Adobe Acrobat format for printing, electronic distribution or online display	Equipment – all sub-markets

Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment — all sub-markets

EMPARTviewer™	Electronic parts catalog viewing software	Equipment — RV

Professional services	Project management, software customization, back-end system integration, roll-out management, and help desk support services	Equipment — all sub-markets

Marketing Services
Product or Service	Description	Primary Industry/Market
WebsiteSmart Pro™	Software to create customized websites and conduct business electronically, including optional shopping cart, superseding WebsiteSmart.	Equipment — outdoor power, power sports

WebsiteSmart™	Software to create customized websites and conduct business electronically, including optional shopping cart	Equipment — outdoor power, power sports

Professional Services	Large-scale website creation, hosting and maintenance services	Equipment — all sub-markets

ARI MailSmart™	Direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment — all sub-markets

eMailSmart™	Email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter	Equipment — all sub-markets

Content Management Services	Add-on solution to WebsiteSmart and Website- Smart Pro that automatically updates a website with Weather Alerts, promotions based on customer seasonality and supplier promotions	Equipment — all sub-markets

eCommerce Products and Services
Product or Service	Description	Primary Industry/Market
TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment — Outdoor power and RV

WarrantySmart™	Web-based end-to-end warranty claims processing system that enables dealers, distributors and manufacturers to streamline product registration and warranty claim submission and processing, as well as check claim status online.	Equipment — all sub-markets
As part of our historical business practice, we continue to provide electronic transaction services to the North American agribusiness industry, representing approximately 3% of our fiscal 2007 revenue.

Acquisitions
Since December 1995, ARI has had a business development program aimed at identifying, evaluating and closing acquisitions which augment and strengthen our market position, product offerings, and personnel resources. Since the program’s inception, six completed business acquisitions, as well as one software product acquisition, have resulted.
The following table shows selected information regarding these acquisitions:

Acquired
Company/Product and
Acquisition Date	Location	Description of Acquired Business or Product Rights
November 4, 1996	cd\*.IMG, Inc. (“CDI”) New Berlin, WI	CDI developed the Plus[1]® electronic parts catalog which featured parts information from over 20 manufacturers in the outdoor power, marine, motorcycle and power sports industries and was replaced with the Partsmart electronic catalog.

September 30, 1997	Empart Technologies, Inc. (“EMPART”) Foster City, CA	EMPART provided us with the EMPARTpublisher and EMPARTviewer software.

September 15, 1998	POWERCOM-2000 (“POWERCOM”), a subsidiary of Briggs & Stratton Corporation Colorado Springs, CO	POWERCOM provided electronic catalog and communication services to a number of manufacturers in North America, Europe, and Australia in the outdoor power, power tools, and power sports industries.

May 13, 1999	Network Dynamics Incorporated (“NDI”) Williamsburg, VA	NDI provided us with the PartSmart electronic catalog which was used by over 10,000 dealers to view catalogs from 50 different manufacturers in 6 sectors of the Equipment Industry.

October 27, 2003	VertX Commerce Corporation (“VertX”) San Diego, CA	VertX provided us with the WebsiteSmart™ software to create customized dealer websites.

September 30, 2004	Co-ownership rights to software products of Service Management Group, Inc. Hattiesberg, MS	Software code upon which Warranty Smart is based, as well as miscellaneous related (but undeployed) products.

January 26, 2007	OC-Net, Inc. (“OC-Net”) Cypress, CA	OC-Net developed WebsiteSmart Pro, which has replaced WebsiteSmart. OC-Net also develops and hosts large-scale websites including Yamaha’s US dealer services site.
Competition
Competition for ARI’s products and services in the Equipment Industry varies by product and by sub-market. No single competitor today competes with us on every product in each of our targeted vertical Equipment Industry sub-markets. In electronic catalog software and services, the largest direct competitor is Snap-on Business Solutions, which offers electronic service catalogs in the motorcycle, marine, outdoor power and auto markets. In addition, there are a variety of small companies focused on specific industries. Many of the smaller companies may also represent acquisition targets for us. There are also other companies that provide more general catalog services such as Stibo, Pindar and IHS that may in the future directly compete with us in our target markets. In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba, and i2 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future. WebSiteSmart Pro™ has many competitors, including Dominion Enterprises, 50 Below, and many internet service providers. In the eCommerce part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions. Snap-on Business Solutions also offers a communication solution. There are also large, general market eCommerce companies like AT&T Communications, Inc., which offer products and services which could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future. These companies may also represent alliance partner opportunities for us. In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets. Another potential source of competition in the future is the group of companies attempting to build so-called “net communities,” such as VerticalNet, which could expand their offerings to target our served markets. In addition, companies focused on asset management or post-sales services, such as Servigistics, could expand their offerings and enter our markets; these companies may also represent alliance partner candidates. Finally, given the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.
ARI’s primary competitive advantages are (i) our focus on our target markets and the industry knowledge and customer relationships we have developed in those target markets, (ii) our robust electronic parts catalog software products, (iii) the e-commerce contribututions of our WebsiteSmart Pro product, and (iv) our relationships with over 85 dealer business management system providers. We believe that our competitive advantages will enable us to compete effectively and sustainably in these markets.
Employees
As of October 14, 2007, we had 103 full-time equivalent employees. Of these, 12 are engaged in maintaining or developing software and providing software customization services, 34 are in sales and marketing, 13 are engaged in catalog creation and maintenance or database management, 36 are involved in customer implementation and support and 8 are involved in administration and finance. None of these employees is represented by a union.
Item 2. Description of Properties
ARI occupies approximately 17,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring June 30, 2009. This facility houses our headquarters and one of our computer server rooms. In Colorado Springs, Colorado, we occupy approximately 5,200 square feet of office space under a lease expiring March 31, 2011. In Williamsburg, Virginia we occupy approximately 5,100 square feet of office space under a lease that expires October 1, 2009. In Cypress, California, we occupy approximately 5,000 square feet of office space under a lease expiring August 31, 2011. This facility houses our second computer server room. In Nashville, Tennessee, we occupy approximately 1,500 square feet of office space which is subleased on a month to month basis.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Executive Officers of the Registrant
The table below sets forth the names of ARI’s executive officers as of October 14, 2007. The officers serve at the discretion of the Board.

Name	Age	Capacities in which they Serve
Brian E. Dearing	52	Chairman of the Board, CEO and President
John C. Bray	50	Vice President of Business Development and Strategy
Roy W. Olivier	48	Vice President of Global Sales and Marketing
Brian E. Dearing. Mr. Dearing has been Chief Executive Officer and President and a director since 1995, Chairman of the Board of Directors since 1997 and is currently acting as secretary and Chief Financial Officer. Prior to joining ARI, Mr. Dearing held a series of electronic commerce executive positions at Sterling Software, Inc. in the U.S. and in Europe. Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services from 1986. Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a BA in Political Science from Union College.
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
Roy W. Olivier. Mr. Olivier joined ARI in September 2006 as Vice President of Global Sales and Marketing. Before joining ARI, Mr. Olivier was a consultant to start-up, small and medium-sized businesses. Prior to that, he was Vice President of Sales & Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Prior to that, Mr. Olivier held various sales and marketing executive and managerial positions with several other companies in the telecommunications and computer industries, including Multicom Publishing Inc., BusinessLand and PacTel.

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

Fiscal Quarter Ended	High	Low
October 31, 2005	$2.800	$2.200
January 31, 2006	$2.500	$1.530
April 30, 2006	$2.500	$1.900
July 31, 2006	$2.420	$2.050
October 31, 2006	$2.250	$1.900
January 31, 2007	$2.180	$1.800
April 30, 2007	$2.280	$1.850
July 31, 2007	$2.000	$1.350
As of October 18, 2007, there were approximately 205 holders of record of the Company’s common stock. The Company has not paid cash dividends to date and has no present intention to pay cash dividends.
During the quarter ended July 31, 2007, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation
The following table sets forth certain financial information with respect to the Company as of and for each of the five years in the period ended July 31, 2007, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. Audited Financial Statements and Notes as of July 31, 2007 and 2006 and for each of the years in the period ended July 31, 2007 and 2006, and the reports, thereon, of Wipfli LLP are included elsewhere in this Report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis or Plan of Operation” and the Financial Statements and Notes thereto included elsewhere herein.
Statement of Operations Data:
(In thousands, except per share data)

	Year Ended July 31
	2007	2006	2005	2004	2003

Subscriptions, support and other services revenues	$11,290	$10,320	$9,913	$9,291	$8,217
Software license and renewal revenues	2,187	2,036	2,248	2,378	2,332
Professional services revenues	1,958	1,646	1,500	1,770	2,068

Total Revenue	15,435	14,002	13,661	13,439	12,617

Cost of subscriptions, support and other services sold	1,188	990	877	514	603

Cost of software licenses and renewals sold (1)	956	681	626	1,564	1,768

Cost of professional services sold	575	330	455	760	819

Total cost of products and services sold	2,719	2,001	1,958	2,838	3,190

Gross Margin	12,716	12,001	11,703	10,601	9,427
Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of sales)	631	382	263	156	212
Customer operations and support	1,131	1,141	1,030	1,104	1,190
Selling, general and administrative	9,110	7,185	7,141	7,004	7,273
Software development and technical support	1,679	1,224	1,123	1,051	1,093

Net operating expenses	12,551	9,932	9,557	9,315	9,768

Operating income (loss)	165	2,069	2,146	1,286	(341)

Other expense	(60)	(59)	(184)	(169)	(1,007)

Income (loss) before provision for income taxes	105	2,010	1,962	1,117	(1,348)

Income tax benefit (expense)	(4)	1,200	853	(62)	—

Net income (loss)	$101	$3,210	$2,815	$1,055	$(1,348)

Average common shares outstanding:
Basic	6,378	6,130	5,992	5,840	6,499
Diluted	6,550	6,510	6,653	6,143	6,499

Net income (loss) per share:
Basic	$0.02	$0.52	$0.47	$0.18	$(0.21)
Diluted	$0.02	$0.49	$0.42	$0.17	$(0.21)

(1)	Includes amortization of software products of $800, $648, $570, $1,512 and $1,726.

Selected Balance Sheet Data:
(In thousands)

	Year Ended July 31
	2007	2006	2005	2004	2003
Working capital (deficit)	$(5,221)	$(3,357)	$(3,911)	$(4,062)	$(4,813)

Capitalized software development (net)	1,606	1,468	1,486	970	1,881

Total assets	9,927	9,436	7,933	6,191	5,650

Current portion of long-term debt and capital lease obligations	1,031	1,400	1,204	1,010	420

Total long-term debt and capital lease obligations	484	580	2,037	3,309	3,785

Total shareholders’ equity (deficit)	718	(312)	(3,609)	(6,551)	(6,830)
Summary
The Company produced net income of $101,000 for the fiscal year ended July 31, 2007 compared to $3,210,000 for the fiscal year ended July 31, 2006. The decrease in earnings was primarily due to an increase in sales staff, the recognition of stock option expense and professional fees related to the OC-Net acquisition and other potential acquisitions in fiscal 2007 and recognition of deferred tax assets in fiscal 2006. Total revenue increased 10% during fiscal 2007 compared to fiscal 2006, as the Company’s marketing services business more than tripled. The increase in total revenue was primarily due to increased marketing services and catalog subscriptions in the United States. Management expects revenues and operating income to increase in fiscal 2008 as the Company sees the results of its growth initiatives.
During fiscal year 2008, the Company plans to continue its focus on four growth initiatives: (1) maintaining and enhancing the current base of catalog business; (2) growing the marketing services business; (3) stabilizing its dealer-direct business model in Europe; and (4) making selected synergistic acquisitions.  We refer to initiatives 1-3 as “organic”, in that we intend them to be accomplished without recourse to an acquisition, though we intend to use acquisitions as a way to accelerate these initiatives as well. We anticipate that the expenses and investments associated with these growth initiatives (primarily numbers 2 and 3) will be at a level that will result in a slight increase in operating income for fiscal 2008, and that the revenues generated by these initiatives will result in healthy growth on the bottom line in subsequent years.  This is because our revenues for new business are recognized ratably over the period of the service or subscription delivery period, while certain expenses, by contrast, are recognized as they are incurred.  We do not anticipate a need for additional capital or financing in order to execute our plans with regard to these growth initiatives, except in the case of a large acquisition not primarily financed by issuing equity to the seller and/or by seller-financed debt.
Critical Accounting Policies and Estimates
General
The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, among others, those related to customer contracts, intangible assets, bad debts, capitalized software product costs, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Stock-Based Compensation
On August 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”, to account for its stock option plans, which is a revision of SFAS No. 123, and SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all-share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS 123(R) using the modified prospective approach. Under this transition method, compensation cost recognized for the year ended July 31, 2007 includes the cost for all stock options granted prior to, but not yet vested as of August 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The cost for all share-based awards granted subsequent to July 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at July 31, 2007 includes the cost for all stock options granted prior to, but not yet vested as of August 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The cost for all share-based awards granted subsequent to July 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at July 31, 2007.
Revenues
Management reviews the Company’s revenue in the aggregate, by geography and by product category within region. The Company’s strategic focus is electronic catalog and marketing services in the Equipment Industry, which represented approximately 96% of the Company’s total revenue in fiscal 2007.
The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s financial statements:
Revenue by Location and Service
(In Thousands)

	Year ended
	July 31		Percent
	2007	2006	Change
North America
Catalog subscriptions	$10,265	$10,176	1%
Catalog professional services	1,207	1,514	(20%)
Marketing services	1,595	485	229%
Marketing professional services	606	—	100%
Dealer & distributor communications	678	882	(23%)

Subtotal	14,351	13,057	10%

Rest of the World
Catalog subscriptions	936	788	19%
Catalog professional services	148	157	(6%)

Subtotal	1,084	945	15%

Total Revenue
Catalog subscriptions	11,201	10,964	2%
Catalog professional services	1,355	1,671	(19%)
Marketing services	1,595	485	229%
Marketing professional services	606	—	100%
Dealer & distributor communications	678	882	(23%)

Total	$15,435	$14,002	10%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased slightly in fiscal 2007, compared to the same period last year, primarily due to increased subscriptions to the Company’s web-based catalog products. Catalog subscription renewals from the Company’s North American customers were approximately 85% for fiscal 2007. Management expects revenues from catalog subscriptions in North America to remain relatively the same in fiscal 2008.
Catalog Professional Services
Revenues from North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America decreased in fiscal 2007, compared to the same period last year, primarily due to lower customization labor charged for the deployment of new web-based manufacturer databases. Management expects revenues from catalog professional services in North America to remain relatively the same in fiscal 2008.
Marketing Services
Revenues from the Company’s North American marketing service subscriptions are derived from start-up, hosting and access fees charged to dealers for Website Smart™ and Website Smart Pro™, commissions on on-line sales through Website Smart Pro™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from marketing services in North America increased in fiscal 2007, compared to the same period last year, primarily due to sales of Website Smart™, MailSmart™ and the Company’s recently acquired Website Smart Pro™. The sales increases are a result of the Company’s investments in sales and marketing for the marketing services business. Revenues from Website Smart Pro™ are included in Marketing services beginning January 27, 2007. Management expects revenues from marketing services in North America to continue to increase in fiscal 2008, compared to the prior year, due to revenue from the OC-Net acquisition and new sales as the Company continues to focus its resources in this market.
Marketing Professional Services
Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. Revenues from marketing services in North America resulted from customization of websites related to contracts acquired with OC-Net.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased in 2007, compared to the same period last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog and marketing services products. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue in fiscal 2008, compared to the prior year.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world increased in 2007, compared to the same period last year, primarily due to the amortization of revenue from a large Harley Davidson deal closed in the fourth quarter of fiscal 2006 and a large sale to a Korean manufacturer in the first quarter of fiscal 2007. The increase in Rest of World revenues in fiscal 2007 should not be interpreted as an indicator that our challenges in the European market are behind us. The number of new subscriptions purchased directly by dealers has declined, compared to the same period last year. Management expects catalog subscription revenues from the rest of the world to increase slightly in fiscal 2008, compared to the prior year, due to new manufacturer titles generated by the Company’s recent addition of an international sales manager.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world decreased slightly in fiscal 2007, compared to the same period last year, primarily due to less revenue from labor charged for updates to existing manufacturer databases. Management expects catalog professional services revenues from the rest of the world to increase in fiscal 2008, compared to the prior year, due to new sales generated by the Company’s recent addition of an international sales manager.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain revenue and cost of products and services sold information derived from the Company’s financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Year ended
	July 31		Percent
	2007	2006	Change
Catalog subscriptions
Revenue	$11,201	$10,964	2%
Cost of revenue	1,264	1,090	16%
Cost of revenue as a percent of revenue		11%	10%

Catalog professional services
Revenue	1,355	1,671	(19%)
Cost of revenue	518	543	(5%)
Cost of revenue as a percent of revenue	38%	32%

Marketing services
Revenue	1,595	485	229%
Cost of revenue	678	236	187%
Cost of revenue as a percent of revenue	43%	49%

Marketing professional services
Revenue	606	—	100%
Cost of revenue	183	—	100%
Cost of revenue as a percent of revenue	30%	—

Dealer and distributor communications
Revenue	678	882	(23%)
Cost of revenue	76	132	(43%)
Cost of revenue as a percent of revenue	11%	15%

Total Revenue	$15,435	$14,002	10%
Cost of revenue	2,719	2,001	36%
Cost of revenue as a percent of revenue	18%	14%
Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue increased in fiscal 2007, compared to the same period last year, primarily due to software amortization and distribution costs associated with a major new release of the Company’s catalog product. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary slightly from year to year due to the timing of data shipments and variations in the recognition of revenue which does not directly correlate to software amortization expense, which is generally on a straight-line basis.

Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased in fiscal 2007, compared to the same period last year, primarily due to to an increase in non-billable professional services and costs for customizations done by a third party for software sold to a Korean customer. Management expects cost of catalog professional services to fluctuate from year to year depending on the mix of services sold, the portion of customizations which are billable and on the Company’s performance towards the contracted amount for customization projects.
Cost of revenue for marketing service subscriptions consists primarily of website setup labor, software amortization costs, postcards, printing and distribution costs. Cost of marketing services as a percentage of revenue decreased for fiscal 2007, compared to the same period last year, primarily due to increased sales from the Company’s Website products, which have a higher margin than MailSmart™. Management expects gross margins, as a percent of revenue from marketing services, to fluctuate from year to year depending on the mix of products and services sold.
Cost of revenues for marketing professional services consists of website customization labor associated primarily with new contracts acquired with OC-Net in January 2007. Management expects cost of marketing professional services to fluctuate from year to year depending on the Company’s performance towards the contracted amount for customization projects and the actual labor rates negotiated in customer contracts.
Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the fiscal year ended July 31, 2007, compared to the same period last year, primarily due to a decrease in telecommunication costs and software customization labor. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to remain relatively the same as the previous year in fiscal 2008.
Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s financial statements:
Operating Expenses
(In thousands)

	Year Ended July 31
			Percent
	2007	2006	Change
Customer operations and support	1,131	1,141	(1%)
Selling, general and administrative	9,110	7,185	27%
Software development and technical support	1,679	1,224	37%
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	631	382	55%

Net operating expenses	$12,551	$9,932	26%

Net operating expenses increased in fiscal 2007, compared to the prior year, primarily due to increased selling and administrative expenses related to marketing services, expenses related to the acquisition and integration of OC-Net, and the recognition of stock option expense beginning August 2006. Management expects net operating expenses to continue to be higher in fiscal 2008, compared to the previous year, due to the addition of the California operation. See “Other Items” for a discussion of the portion of operating expenses that may not recur in fiscal 2008.

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs remained relatively the same in fiscal 2007, compared to the same period last year. Management expects customer operations and support costs to continue at the same level in fiscal 2008.
Selling, general and administrative expenses (“SG&A”) increased in fiscal 2007, compared to the same period last year, as the Company invested in continued sales and marketing initiatives in the North American market, acquisition integration costs associated with OC-Net, continuing operating costs for the new California location which provides website customization and support for the Company’s new WebsiteSmart Pro™ and costs related to the SFAS123R expensing of stock options. SG&A, as a percentage of revenue, increased from 51% in fiscal 2006 to 59% in fiscal 2007. Management expects SG&A costs to continue to be higher for the first half of fiscal 2008, compared to the previous year, due to the addition of the California operation, and to decrease in the second half of fiscal 2008 as the OC-Net acquisition is fully integrated.
The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Management expects fluctuations from year to year, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant. Software development and technical support costs increased in fiscal 2007, compared to the same period last year, primarily due to expenses related to the deployment of the new catalog software released in the first quarter of fiscal 2007 and operating costs associated with the new California location. Management expects software development, technical support costs to continue to be higher for the first half of fiscal 2008, compared to the previous year due to the addition of the California operation, and to decrease in the second half of fiscal 2008 as the OC-Net acquisition is fully integrated.
Depreciation and amortization expense increased in fiscal 2007, compared to the same period last year primarily due to the amortization of new software and equipment and the amortization of intangible assets as-associated with the OC-Net acquisition. Man-agement expects depreciation and other amortization to continue to be higher for the first half of fiscal 2008, compared to the pre- vious year, due to the addition amortization of the OC-Net fixed and intangible assets, and to stabilize in the second half of fiscal 2008 as the OC-Net acquisition is fully integrated.
Other Items
Interest expense includes both cash and non-cash interest. Interest paid decreased in fiscal 2007, compared to the prior year, due to the reduction in debt principal as the Company pays off its notes. In addition, excess debt principal, debt discount and deferred financing costs were amortized to offset interest expense by approximately $18,000 in fiscal 2007 and $53,000 in fiscal 2006. In the absence of a major acquisition that is financed in whole or in part with additional debt, management expects interest expense to decrease in fiscal 2008, compared to the prior year, as the Company continues to pay down its debt, although these amounts are also dependent on fluctuations in the prime rate of interest. See “Liquidity and Capital Resources”.
The Company had net income of $101,000 in fiscal 2007, compared to $3,210,000 in fiscal 2006. The decrease in earnings is primarily due to the increases in SG&A, the recognition of stock option expense, acquisition-related expenses and the income from the recognition of deferred tax assets in fiscal 2006. There were several one-time expenses paid in fiscal 2007 which include distribution, development, and support costs associated with fixing a major new release of the Company’s catalog product of approximately $100,000, salary and severance for management that was not replaced of approximately $550,000, costs related to an acquisition project that did not materialize of approximately $100,000, and other miscellaneous overhead costs of approximately $100,000. Over $250,000 of these expenses were recorded in the fourth quarter. Management has undertaken a number of actions to enhance gross margins and reduce operating expenses. These actions include selective price increases and initiatives to reduce third party expenses along with consolidating similar functions across the company. Management expects to see the results of these initiatives, the OC-Net acquisition and continued growth in the Company’s marketing products to improve earnings in fiscal 2008.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:
Cash Flow Information
(In thousands)

	Year ended July 31		Percent
	2007	2006	Change
Net income	$101	$3,210	(97%)
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of software products	800	648	23%
Amortization of debt discount and other	(15)	(53)	72%
Depreciation and other amortization	631	382	65%
Stock based compensation	159	—	100%
Deferred income taxes	—	(1,229)	100%
Stock issued to 401(k) plan	41	21	98%
Net change in working capital	(573)	(604)	5%

Net cash provided by operating activities	1,144	2,375	(52%)
Net cash used in investing activities	(2,174)	(1,299)	(67%)
Net cash used in financing activities	(1,491)	(1,143)	(30%)
Effect of foreign currency exchange rate changes on cash	(13)	—	(100%)

Net change in cash	$(2,534)	$(67)	(3,682%)

Net cash provided by operating activities decreased in fiscal 2007, compared to the prior year, primarily due to the decrease in operating income. Management expects to improve cash from operating activities in fiscal 2008.
Net cash used in investing activities decreased in fiscal 2007, compared to the prior year, primarily due to the purchase of OC-Net. Management expects cash used in investing activities to fluctuate from year to year, depending on the level of software development and the timing of acquisitions.
Net cash used in financing activities increased in fiscal 2007, compared to the prior year, due to an increase in the amount of debt principal paid per the terms of the notes and the payment of notes related to the OC-Net acquisition. The final payments of all debt principal except OC-Net will be made by the end of the second quarter which will significantly reduce fiscal 2008 cash requirements.
At July 31, 2007, the Company had cash and cash equivalents of approximately $1,050,000 compared to approximately $3,584,000 at July 31, 2006. Although cash from operations was positive at $1.1 million, the decrease in total cash from fiscal 2006 was primarily due to investment in software development and other capital expenditures of $997,000, the OC-Net acquisition of $1.2 million and debt repayment of $1.5 million,
The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s audited financial statements.
Debt Schedule
(In thousands)

	July 31	July 31	Net
	2007	2006	Change
Note payable to WITECH:

Current portion of note payable	50	200	(150)
Long term portion of note payable	—	50	(50)

Total note payable to WITECH	50	250	(200)
Notes payable to New Holders:
Current portion of notes payable	500	1,200	(700)
Long term portion of notes payable	—	500	(500)

Total face value of notes payable to New Holders	500	1,700	(1,200)
Carrying value in excess of face value of notes payable	4	42	(38)
Debt discount (common stock warrants and options)	(3)	(12)	9

Total carrying value of notes payable to New Holders	501	1,730	(1,229)
Debt related to acquisition of OC-Net:
Current portion of notes payable	233	—	233
Long term portion of notes payable	350	—	350

Total notes payable	583	—	583
Current cash earnout	250	—	250
Long term cash holdback	150	—	150
Imputed interest on cash earnout/holdback	(32)	—	(32)

Total debt related to acquisition of OC-Net	951	—	951

Total Debt	$1,502	$1,980	$(478)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding debt and securities, the Company issued to the new holders, in aggregate, $500,000 in cash, new notes in the amount of $3.9 million and new warrants for 250,000 common shares, exercisable at $1.00 per share. The interest rate on the new notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of July 31, 2007). The new notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The new notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The new warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
On August 7, 2003, the Company repurchased from WITECH Corporation 1,025,308 shares of Common Stock, a warrant to purchase 30,000 shares of Common Stock at $.24 per share, and 20,350 shares of Series A Preferred Stock with an approximate face value plus accrued and undeclared dividends of $3.5 million. The Company paid $200,000 in cash and issued a four-year note for $800,000, payable quarterly and bearing interest at prime plus 2%, adjusted quarterly (effective rate of 10.25% as of July 31, 2007). The note does not contain any financial covenants.

On January 26, 2007, the Company purchased all of the outstanding stock of OC-Net. Consideration for the acquisition included $700,000 in unsecured debt to the sellers. The notes to the sellers are payable quarterly and bear interest at prime plus 2%, adjusted quarterly (effective rate of 10.25% as of July 31, 2007). The notes do not contain any financial covenants. . The Company also has non-interest bearing debt of $250,000 due January 27, 2008, contingent on the level of sales to a specific customer and $150,000 due January 27, 2009, for purposes of paying (if necessary) the indemnification obligations of the seller. Interest was imputed at the prime rate of interest plus 2% (effective rate of 10.25% as of July 31, 2007) and is being amortized to interest expense over the life of the debt.
On July 9, 2004, the Company entered into a line of credit with JPMorgan Chase, N.A. which permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,000,000, and bears interest at prime rate. Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2008, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness. As of July 31, 2007, there were no borrowings on the line of credit.
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
Forward Looking Statements
Certain statements contained in this Form 10-KSB are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of the Company’s annual report on Form 10-KSB for the year ended July 31, 2007, which is incorporated herein by reference.
Quarterly Financial Data
The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2007, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):
Quarterly Financial Data :
(Unaudited)

	1st		2nd		3rd		4th
	2007	2006	2007	2006	2007	2006	2007	2006
Net revenues	$3,503	$3,491	$3,691	$3,522	$4,101	$3,553	$4,140	$3,436
Gross margin	2,957	3,041	3,107	3,067	3,270	3,039	3,382	2,854
Net income (loss)	225	498	248	524	(205)	1,465	(167)	723
Basic EPS	$0.04	$0.08	$0.04	$0.09	$(0.03)	$0.24	$(0.03)	$0.11
Diluted EPS	$0.03	$0.07	$0.04	$0.08	$(0.03)	$0.22	$(0.02)	$0.11
Off-Balance Sheet Arrangements
ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Consolidated Financial Statements
ARI’s Consolidated Financial Statements and related notes for the fiscal years ended July 31, 2007 and 2006 together with the report thereon of ARI’s independent auditor, Wipfli LLP, are attached hereto as Exhibit A-1.
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures.
ARI maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. ARI carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive and acting Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, ARI’s Chief Executive and acting Financial Officer Chief Financial concluded that ARI’s disclosure controls and procedures are effective as of July 31, 2007.
There have been no changes in ARI’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter and year ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, ARI’s internal control over financial reporting.
Item 8B. Other Information
None.
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Information regarding the directors of ARI, the Company’s Code of Ethics and compliance with Section 16(a) of the Exchange Act is included in ARI’s definitive 2007 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” Information with respect to ARI’s executive officers is shown at the end of Part I of this Form 10-KSB.
Item 10. Executive Compensation
Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI’s definitive 2007 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Executive Compensation” and “Election of Directors”.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding beneficial ownership of ARI’s common stock and common stock authorized for issuance under equity compensation plans is included in ARI’s definitive 2007 Annual Meeting Proxy Statement and is incorporated herein by reference. See “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information”.
Item 12. Certain Relationships and Related Transactions
Information related to Certain Relationships and Related Transactions is included in ARI’s definitive 2007 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Certain Transactions”.
Item 13. Exhibits:

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated January 26, 2007, by and among OC-Net, Inc., the stockholders of OC-Net, Inc. and the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 29, 2007.

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.

3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on August 18, 2003.

3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).

4.1	Form of Promissory Note of the Company (issued under Exchange Agreement listed as Exhibit 10.4), incorporated herein by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

4.2	Promissory Note dated August 7, 2003 payable to WITECH Corporation, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 8, 2003.

4.3	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.

10.1*	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.2*	1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 1999.

10.3*	2000 Stock Option Plan, incorporated herein by reference to Exhibit (d)(1) of the Company’s Schedule TO filed on October 22, 2003.

\

Exhibit
Number	Description

10.4	Exchange Agreement dated April 24, 2003 between ARI Network Services, Inc., ARI Network Services Partners, LP, Dolphin Offshore Partners, LP and SDS Merchant Fund, LP, including form of Common Stock Purchase Warrant (Exhibit B), incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

10.5	Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.

10.6*	Form of Change of Control Agreement between the Company and each of Brian E. Dearing, John C. Bray and Roy W. Olivier, incorporated herein by reference to Exhibit 10.25 of the Company’s Form 10-K for the fiscal year ended July 31, 1999.

10.7*	Summary of Executive Bonus Arrangements (Fiscal 2006), incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.8*	Summary of Executive Bonus Arrangements (Fiscal 2007), incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.

10.9*	Summary of Executive Bonus Arrangements (Fiscal 2008).

10.10*	Summary of Non-employee Director Compensation, incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.11	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc. incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2004.

10.12	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-KSB for the year ended July 31,2004.

10.13	Amendment to Credit Agreement dated February 15, 2005, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA. , incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.14	Continuing Security Agreement dated July 9, 2004, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA., incorporated by reference to Exhibit 10.15 of the Company’s Form 10-KSB for the year ended July 31, 2004.

10.15	Line of credit note dated July 9, 2004 by the Company for $500,000, incorporated by reference to exhibit 10.16 of the Company’s Form 10-KSB for the year ended July 31, 2005.

10.16	Note Modification Agreement dated February 15, 2005 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000, incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.17	Note Modification Agreement dated October 26, 2006, to the Line of Credit Note dated July 9, 2004 by the Company for $1,000,000, incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 31, 2006.

10.18	Note Modification Agreement dated April 25, 2006 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000, incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.

Exhibit
Number	Description

10.19	Consulting Agreement dated January 3, 2005 between the Company and Ascent Partners, Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2005.

10.20	First Amendment to Rights Agreement dated November 10, 2005, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 14, 2005.

10.21	Severance Agreement dated January 9, 2006 between the Company and Mr. Michael McGurk, incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 18, 2006.

10.22	Separation Agreement dated August 1, 2006 between the Company and Mr. Jeffrey B. Horn, incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 7, 2006.

10.23*	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended October 31, 2006.

10.24	Amendment to Credit Agreement dated May 10, 2007, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA, incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 30, 2007.

10.25	Note Modification Agreement dated May 10, 2007, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA, incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 30, 2007.

10.26	Severance Agreement dated June 15, 2007 between the Company and Mr. Fred Tillman, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 21, 2007.

21.1	Subsidiaries of the Company.

23.1	Consent of Wipfli LLP.

24.1	Powers of Attorney appear on the signature page hereof.

31.1	Section 302 Certification of Chief Executive Officer and Acting Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer and Acting Chief Financial Officer.

99.1	Forward-Looking Statements Disclosure.

*	Management Contract or Compensatory Plan.
Item 14. Principal Accountant Fees and Services
Information related to Principal Accountant Fees and Services is included in ARI’s definitive 2007 Annual Meeting Proxy Statement, and is incorporated herein by reference. See “Auditor’s Fees.”

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2007.

ARI NETWORK SERVICES, INC.
By:	/s/ Brian E. Dearing
Brian E. Dearing,
Chairman, President, CEO and acting CFO

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

Signature	Title	Date

/s/ Brian E. Dearing Brian E. Dearing	Chairman, President, CEO & acting CFO (Principal Executive Officer)	October 29, 2007

/s/ Gordon J. Bridge Gordon J. Bridge	Director	October 29, 2007

/s/ Ted C. Feierstein Ted C. Feierstein	Director	October 29, 2007

/s/ William C. Mortimore William C. Mortimore	Director	October 29, 2007

/s/ Richard W. Weening Richard W. Weening	Director	October 29, 2007

Report of Wipfli LLP,
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
ARI Network Services, Inc.
          We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and Subsidiaries (the Company) as of July 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Wipfli LLP
Milwaukee, Wisconsin
October 24, 2007

This page left intentionally blank

Consolidated Financial Statements
ARI Network Services, Inc.
Years ended July 31, 2007 and 2006

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	July 31
	2007	2006

Assets
Current assets:
Cash	$1,050	$3,584
Trade receivables, less allowance for doubtful accounts of $148 in 2007 and $103 in 2006	1,302	885
Work in process	223	163
Prepaid expenses and other	291	254
Deferred income taxes	555	675

Total current assets	3,421	5,561

Equipment and leasehold improvements:
Computer equipment	5,324	5,084
Leasehold improvements	128	116
Furniture and equipment	2,749	2,057

	8,201	7,257
Less accumulated depreciation and amortization	6,991	6,275

Net equipment and leasehold improvements	1,210	982

Deferred income taxes	1,539	1,419
Goodwill	1,079	—
Other intangible assets	1,072	6

Capitalized software product costs:
Amounts capitalized for software product costs	12,455	11,557
Less accumulated amortization	10,849	10,089

Net capitalized software product costs	1,606	1,468

Total assets	$9,927	$9,436

	July 31
	2007	2006

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Current portion of notes payable (Note 3)	$1,023	$1,400
Accounts payable	703	500
Deferred revenue	5,619	5,616
Accrued payroll and related liabilities	962	1,006
Accrued sales, use and income taxes	28	38
Accrued vendor specific liabilities	175	104
Other accrued liabilities	124	254
Current portion of capital lease obligations	8	—

Total current liabilities	8,642	8,918

Non-current liabilities:
Notes payable (net of discount)	479	580
Long-term portion of accrued bonus	55	202
Other long-term liabilities	28	48
Capital lease obligations	5	—

Total non-current liabilities	567	830

Commitments and contingencies

Total liabilities	9,209	9,748

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding in 2007 and 2006, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding in 2007 and 2006, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,623,605 and 6,202,529 shares issued and outstanding in 2007 and 2006, respectively	7	6
Common stock warrants	195	36
Additional paid-in capital	94,627	93,838
Accumulated deficit	(94,091)	(94,192)
Other accumulated comprehensive income (loss)	(20)	—

Total shareholders’ equity (deficit)	718	(312)

Total liabilities and shareholders’ equity (deficit)	$9,927	$9,436

See accompanying notes

This page left intentionally blank

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year ended July 31
	2007	2006

Net revenues:
Subscriptions, support and other services fees	$11,290	$10,320
Software licenses and renewals	2,187	2,036
Professional services	1,958	1,646

Total net revenues	15,435	14,002

Cost of products and services sold:
Subscriptions, support and other services fees	1,188	990
Software licenses and renewals	956	681
Professional services	575	330

Total cost of products and services sold	2,719	2,001

Gross Margin	12,716	12,001

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	631	382
Customer operations and support	1,131	1,141
Selling, general and administrative	9,110	7,185
Software development and technical support	1,679	1,224

Net operating expenses	12,551	9,932

Operating income	165	2,069
Other income (expense):
Interest expense	(153)	(191)
Other, net	93	132

Total other expense	(60)	(59)

Income before provision for income taxes	105	2,010
Income tax benefit (expense)	(4)	1,200

Net income	$101	$3,210

Basic and diluted net income per common share:
Basic	$0.02	$0.52

Diluted	$0.02	$0.49

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(Dollars in Thousands)

	Number of Shares
	Issued and Outstanding		Par Value
	Preferred	Common	Preferred	Common
	Stock	Stock	Stock	Stock

Balance July 31, 2005	—	6,064,534	$—	$6
Issuance of common stock under stock purchase plan	—	7,763	—	—
Issuance of common stock as contribution to 401(k) plan	—	8,800	—	—
Issuance of common stock from exercise of stock options	—	121,432	—	—
Tax benefit of stock options exercised	—	—	—	—
Net income	—	—	—	—

Balance July 31, 2006	—	6,202,529	—	$6
Issuance of common stock under stock purchase plan	—	13,394	—	—
Issuance of common stock as contribution to 401(k) plan	—	18,556	—	—
Issuance of common stock from exercise of stock options	—	39,126	—	—
Issuance of common stock related to acquisitions	—	350,000	—	1
Stock based compensation	—	—	—	—
Net income	—	—	—	—
Foreign currency translation adjustments	—	—	—	—

Comprehensive income	—	—	—	—

Balance July 31, 2007	—	6,623,605	$—	$7

See accompanying notes

Common			Other
Stock			Accumulated
Warrants &	Paid in	Accumulated	Comprehensive
Options	Capital	Deficit	Income	Total

$ 36	$93,751	$(97,402)	$—	$(3,609)
—	15	—	—	15
—	21	—	—	21
—	46	—	—	46
—	5	—	—	5
—	—	3,210	—	3,210

$ 36	$93,838	$(94,192)	—	$(312)
—	23	—	—	23
—	41	—	—	41
—	19	—	—	19
—	706	—	—	707
159	—	—	—	159
—	—	101	—	101
—	—	—	(20)	(20)

—	—	—	—	81

$195	$94,627	$(94,091)	$(20)	$718

ARI Network Services, Inc
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended July 31
	2007	2006

Operating activities
Net income	$101	$3,210
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	800	648
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	(15)	(53)
Depreciation and other amortization	631	382
Deferred income taxes	—	(1,229)
Stock based compensation related to stock options	159	—
Stock issued as contribution to 401(k) plan	41	21
Net change in receivables, prepaid expenses and other current assets	(414)	(72)
Net change in accounts payable, deferred revenue, accrued liabilities and long term liabilities	(159)	(532)

Net cash provided by operating activities	1,144	2,375

Investing activities
Purchase of equipment, software and leasehold improvements	(639)	(669)
Cash paid for goodwill and intangible assets related to acquisitions	(462)	—
Cash paid for other net assets related to acquisitions	(715)	—
Software product costs capitalized	(358)	(630)

Net cash used in investing activities	(2,174)	(1,299)

Financing activities
Payments under notes payable	(1,517)	(1,200)
Payments of capital lease obligations	(16)	(4)
Proceeds from issuance of common stock	42	61

Net cash used in financing activities	(1,491)	(1,143)

Effect of foreign currency exchange rate changes on cash	(13)	—

Net change in cash	(2,534)	(67)
Cash at beginning of period	3,584	3,651

Cash at end of period	$1,050	$3,584

Cash paid for interest	$183	$246

Cash paid for income taxes	$18	$3

Noncash investing and financing activities
Redemption of common stock in connection with the exercise of stock options	$—	$54
Issuance of common stock in connection with acquisitions	707	5
Debt issued in connection with acquisitions	1,060	—
Debt assumed in connection with acquisitions	37	—
See accompanying notes

ARI Network Services, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Description of Business
ARI Network Services, Inc. (the Company) operates primarily in two business segments, US operations and the Netherlands operation, that provide technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. Segmented operating information is provided to the chief operating decision maker of the Company. The Company focuses sales from both of its operating segments on the North American and European manufactured equipment industry. The Company provides electronic catalog, dealer marketing services and eCommerce services, enabling partners in a service and distribution network to electronically look up parts, service bulletins and other technical reference information, to market to their customers and prospects and to exchange electronic business documents such as purchase orders, invoices, warranty claims and status inquiries. The Company recently began a new operation which offers insurance and financing servies to dealers in the Powersports industry. The Company’s customers are located primarily in the United States, Europe, Canada and Australia.
Principles of Consolidation
The financial statements include the accounts of ARI Network Services, Inc. and its wholly owned subsidiaries, ARI Europe B.V. and ARI Outsourced F&I Center, LLC. All intercompany transactions and balances have been eliminated.
The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into United States dollars at historical exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period. Adjustments resulting from the re-measurement of the financial statements into the functional currency are charged or credited to comprehensive income.
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, realizability and valuation of intangible assets, accruals for anticipated losses on projects, sales tax liabilities, and various contract arrangements, and deferred tax valuation allowances to be significant estimates that are subject to change in the near term.
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
Capitalized Software Product Costs
Certain software development costs are capitalized when incurred. Capitalization of these costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.
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
Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, equipment and leasehold improvements and capitalized software product costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2007 and 2006. The Company incurred $13,000 of impairment charges related to its ServiceSmart™ product during fiscal 2006 and $43,000 related to its PartSmart™ product in fiscal 2007.
Deferred Financing Costs
Costs incurred to obtain long-term financing are included in other assets and are amortized over the term of the related debt.
Capitalized Interest Costs
In 2007 and 2006, interest costs of $6,000 and $10,000, respectively, were capitalized and included in the capitalized software product costs.
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

Foreign Currency Translation
The Company’s Netherland subsidiary uses the euro as its functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at weighted-average exchange rates. The resulting translation adjustment is recorded as a separate component of shareholders’ equity and will be included in the determination of net income (loss) only upon sale or liquidation of the subsidiary.
Stock-Based Compensation
On August 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”, to account for its stock option plans, which is a revision of SFAS No. 123 and SFAS No. 95 “Statement of Cash Flows”. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all-share based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company adopted SFAS 123(R) using the modified prospective approach. Under this transition method, compensation cost recognized for the year ended July 31, 2007 includes the cost for all stock options granted prior to, but not yet vested as of August 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The cost for all share-based awards granted subsequent to July 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of FAS No. 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at July 31, 2007.
Comprehensive Income (Loss)
Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has reported Comprehensive Income which includes net income and cumulative translation adjustments in the Consolidated Statements of Shareholders’ Equity for the year ended July 31, 2007. Net income for 2006 is the same as comprehensive income (loss) defined pursuant to SFAS No. 130, “Reporting Comprehensive Income” due to the fact that the effect of foreign currency translation gain or loss was immaterial.
Net income Per Common Share
The numerator for the calculation of basic and diluted earnings per share is net income in each year. The following table sets forth the computation of basic and diluted weighted-average shares used in the per share calculations:

	(shares in thousands)
	2007	2006
Denominator for basic net income per share-weighted-average shares outstanding	6,378	6,130
Effect of dilutive options	172	380

Denominator for diluted net income per share	6,550	6,510
Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	467	165

Goodwill and Other Intangible Assets
Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets with definitive lives at July 31, 2007 consist primarily of costs of customer relationships and an assembled and trained workforce, which are amortized over their estimated useful lives of five years. These assets were acquired in the OC-Net acquisition on January 26, 2007, where the fair value was determined by an independent valuation company using the discounted cash flow approach. Intangible assets with definitive lives at July 31, 2006 consist of deferred finance charges related to the Taglich debt.
The Company performs an annual impairment tests based on the comparison of the fair value of the assets to the carrying value of the respective assets. The fair value of the contributed assets is determined using a combination of discounted cash flows method and other common valuation methodologies. For intangible assets with indefinite lives, the fair values of these assets determined using the discounted cash flow approach were compared to their carrying values. The Company concluded that no impairment existed at the time of the annual impairment test.
Intangible assets with indefinite lives consist of $1,079,000 of goodwill at July 31, 2007.
Amortizable intangible assets costs of the following at July 31,

	Carrying	Accum
2007	Amount	Amort
Customer relationships	$1,000,000	$100,000
Assembled and trained workforce	190,000	19,000
Deferred finance charges	20,000	19,000

Net intangible assets	$1,210,000	$138,000

	Carrying	Accum
2006	Amount	Amort
Deferred finance charges	$20,000	$14,000
The estimated future amortization expense related to intangible assets for the years subsequent to July 31, 2007 is as follows (in thousands):

Year ending July 31,
2008	$239
2009	238
2010	238
2011	238
2012	119

Total	$1,072
Accounting Pronouncements
The FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact FIN 48 will have on its Consolidated Financial Statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108 registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted SAB 108 in fiscal 2007. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company August 1, 2008. The Company is evaluating what, if any impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating what, if any impact Statement 157 will have on its consolidated financial statements.
2. Capitalized Software Product Costs
The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized software product costs subject to amortization expense consist of the following at July 31, 2007 (in thousands):

Year Ending July 31,
2008	$699
2009	477
2010	249
2011	117
2012	64

Total	$1,606
3. Notes Payable
Notes payable consist of the following at July 31 (in thousands):

	2007	2006

Notes Payable	$1,533	$1,950
Less imputed interest	(33)	—
Less debt discount	(3)	(6)
Plus carrying value in excess of the face amount of the notes payable	5	36

	1,502	1,980
Less current maturities	1,023	1,400

	$479	$580
On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of July 31, 2007). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.

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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of Series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which is payable in $50,000 quarterly installments through September 30, 2007 at the prime interest rate plus 2%, adjusted quarterly (effective rate of 10.25% as of July 31, 2007). The note does not contain any financial covenants.
The Company issued $700,000 of unsecured notes in connection with the OC-Net acquisition to the previous owner of OC-Net in 2007. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 10.25% as of July 31, 2007) and is payable in quarterly principal installments of $58,333 commencing March 31, 2007 through April 30, 2010. The notes do not contain any financial covenants. The Company has also recorded non-interest bearing contingent payments of $250,000 due January 27, 2008 and $150,000 due January 27, 2009. Interest was imputed at the prime rate of interest plus 2% (effective rate of 10.25% as of July 31, 2007) and is being amortized to interest expense over the life of the debt.
Principal payments due on notes payable are as follows:

Year Ending July 31
2008	$1,023,000
2009	362,000
2010	117,000

TOTAL	$1,502,000

4. Aquisitions
On January 26, 2007, the Company purchased all of the outstanding stock of OC-NET, Inc. (“OC-NET”).  OC-NET, a privately held corporation in Cypress, CA, that provided website development and hosting services to the Power Sports market (which includes motorcycles, All Terrain Vehicles, snowmobiles and personal watercraft), as well as certain customers outside the Power Sports market.  Consideration for the acquisition included approximately $1.1 million in cash, 350,000 shares of the Company’s common stock, $700,000 in debt to the sellers and future contingent payments totaling up to $400,000. It was determined that as of July 31, 2007, it was more likely than not that the contingencies associated with this $400,000 would be resolved such that the Company would owe those amounts. Accordingly, these amounts have been recorded as liabilities at July 31, 2007.
The purchase price of this acquisition has been allocated to the following specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities as determined by an independent valuation.

Cash	$41,000
Accounts receivable	99,000
Prepaid taxes	5,000
Equipment	101,000
Software	580,000
Goodwill	1,079,000
Other intangible assets	1,190,000

Total assets	3,095,000

Accounts payable	$56,000
Deferred revenue	19,000
Capital leases	29,000
Deferred taxes	7,000

Total liabilities	111,000

Net assets acquired	$2,984,000

Capitalized software is amortized over 4 years and intangibles related to customer relationships and assembled and trained workforce is amortized over 5 years. In connection with the acquisition, the Company entered into an employment agreement with Robert Hipp (the “Employment Agreement”) to serve as a Marketing/Business Development Manager for the Company.  The term of the Employment Agreement is two years.
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
The following unaudited pro forma results of operations for the fiscal years ended July 31, 2007 and 2006 assume the acquisition of the OC-Net business occurred at the beginning of that period:
Proforma Results
(in thousands, except per share data)

	2007	2006
Revenue	$16,094	$15,203
Net income(loss)	(146)	3,093
Net income(loss)/share	(0.02)	0.50
Net income(loss)/diluted share	(0.02)	0.48
This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.
5. Capital and Operating Leases
The Company leases office space and certain office equipment under operating lease arrangements expiring through 2011. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes related to the office space leases. Total rental expense for the operating leases was $586,000 in 2007 and $546,000 in 2006.
Rent expense for the Company’s offices in Wisconsin and Colorado is recognized on a straight-line basis over the lease terms, which differ from the pattern of payments required by the leases. Other long-term liabilities at July 31, 2007 and 2006 include $21,000 and $48,000, respectively, of deferred rent.
The Company has certain capital lease agreements in place related to computer and office equipment. These agreements are immaterial to the financial statements. Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal year ending	Leases	Leases
2008	$10	$580
2009	6	590
2010	—	290
2011	—	218
2012	—	11
Thereafter	—	—

Less amounts related to interest	3	—

Total minimum lease payments	$13	$1,689
6. Line of Credit
The Company has a line of credit with JP Morgan Chase Bank in an amount not to exceed $1,000,000 with interest payable on the outstanding balance at the prevailing prime interest rate. The credit arrangement is secured by substantially all assets of the Company. Advances under the line of credit are limited to a borrowing base, determined by 80% of the book value of eligible accounts receivable which are less than 90 days from the invoice date, plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least

85%), less $75,000. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness. There were no outstanding borrowings on this credit facility as of July 31, 2007. The line of credit expires July 9, 2008.
7. Shareholders’ Equity
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
8. Stock-based Compensation Plans
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
The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at July 31, 2007. Total stock compensation expense recognized by the Company for the year ended July 31, 2007 was approximately $159,000. As of July 31, 2007, there was approximately $143,000 of total unrecognized compensation cost related to nonvested options granted under the plans.
The Company used the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results for the year ended July 31, 2007 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2007, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123.

The fair value of each option grant is estimated using the assumptions in the following table:

	Twelve months ended
	July 31,
	2007	2006
Expected life (years)	10 years	10 years
Risk-free interest rate	4.88%	4.88%
Expected volatility	122%	124%
Expected forfeiture rate	15.91%	15.12%
Expected dividend yield	0%	0%
As prescribed in the modified prospective approach, prior periods have not been restated to reflect the effects of implementing SFAS No. 123(R). The following table illustrates the effect on net income and net income per share as if the Company had applied the fair-value recognition provisions of SFAS 123( R) to all stock option plans for the years ended July 31, 2006 for purposes of this pro forma disclosure:

Twelve months
ended
July 31, 2006
Net income as reported	$3,210
Stock-based compensation expense determined under fair value based method for options	(254)
Pro forma net income	$2,956

Pro forma net income per share – basic	$.48
Pro forma net income per share – diluted	$.45
Employee Stock Purchase Plans
The Company’s 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued. The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 148,781 of the shares have been issued as of July 31, 2007. All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.
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
At its discretion, the Compensation Committee may require a participant to be employed by the Company for a designated number of years prior to exercising any options. The Committee may also require a participant to meet certain performance criteria, or that the Company meets certain targets or goals, prior to exercising any options.
Changes in option shares under the 1991 Plan are as follows:

	Year ended
	July 31, 2007
			Wt-Avg
			Remaining	Aggregate
		Wt-Avg	Contractual	Intrinsic
	Options	Exercise Price	Period	Value
Outstanding at beginning of period	146,686	$2.28	2.85	$13,125
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(21,000)	$2.12	—	—
Outstanding at end of period	125,686	$2.31	1.89	$—
Exercisable at end of period	125,686	$2.31	1.89	$—
The range of exercise prices for options outstanding at July 31, 2007 was $2.06 to $9.06.
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

Changes in option shares under the Director Plan are as follows:

	Year ended
	July 31, 2007
			Wt-Avg
		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value
Outstanding at beginning of period	1,313	$2.65	3.97	$152
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of period	1,313	$2.65	2.97	$—
Exercisable at end of period	1,313	$2.65	2.97	$—
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
Eligible participants include current and prospective employees, nonemployee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management of the Company, can have a significant effect on the success of the Company. Changes in option shares under the 2000 Plan are as follows:

	Year ended
	July 31, 2007
		Wt-	Wt-Avg
		Avg	Remain	Aggregate
		Exercise	Contract	Intrinsic
	Options	Price	Period	Value
Outstanding at beginning of period	1,054,350	$1.35	7.27	$814,975
Granted	127,000	$2.00	—	—
Exercised	(39,126)	$0.52	—	—
Forfeited	(129,124)	$1.46	—	—
Outstanding at end of period	1,013,100	$1.45	6.61	$320,062
Exercisable at end of period	875,425	$1.39	6.29	$310,823

Changes in non-vested option shares under the 2000 Plan are as follows:

	Year ended
	July 31, 2007
		Wt-Avg Grant
		Date Fair
	Options	Value
Non-vested at beginning of period	188,799	$1.59
Granted	127,000	$2.00
Vested	(49,000)	—
Forfeited	(129,124)	$1.46
Non-vested at end of period	137,675	$1.79
The range of exercise prices for options outstanding at July 31, 2007 was $0.15 to $2.74.
9. Income Taxes
The provision for income taxes is composed of the following (in thousands):

	Year ended July 31,
	2007	2006

Current:
Federal	$113	$420
State	26	99
Utilization of net operating loss carryforwards	(135)	(490)
Deferred, net	—	(1,229)

	$4	$(1,200)

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
The Company had a change in its estimated valuation allowance due to a historical trend of eight quarters of profit and projections of profit in the near future beginning in fiscal 2005. The Company continues to evaluate the realizability of deferred tax assets on a quarterly basis.

Significant components of the Company’s deferred tax liabilities and assets as of July 31 are as follows (in thousands):

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$13,100	$16,613
Alternative minimum tax credit carryforwards	66	66
Deferred revenue	2,065	2,076
Goodwill basis difference	514	602
Other	1,565	1,291

Total deferred tax assets	17,310	20,648
Valuation allowance for deferred tax assets	(14,176)	(18,024)

Net deferred tax asset	3,134	2,624
Deferred tax liabilities
Software product costs	(660)	(530)
Intangibles and other	(380)	—

Net deferred taxes	$2,094	$2,094

As of July 31, 2007, the Company has unused net operating loss carryforwards for federal income tax purposes of $33,680,000 expiring in 2008 through 2020.
A portion of these unused net operating loss carryforwards for federal income tax purposes totaling $2,038,000 expire between 2012 and 2014 and are limited to $116,000 annually that can be utilized to offset taxable income. Use of these net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.
In addition, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $27,493,000 expiring in 2008 through 2015.
A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 6% to income (loss) before income taxes is as follows (in thousands):

	2007	2006

Computed income taxes at 40%	$42	$804
Permanent items	8	6
Gross change in valuation allowance	—	(1,229)
Utilization of previously unrecognized benefit of net operating losses	(135)	(490)
Effective rate differences and Other	89	(291)

Income tax expense (benefit)	$4	$(1,200)
During 2007 and 2006, $7,432,000 and $7,643,000 respectively, of federal net operating loss carryforwards expired. These expired net operating loss carryforwards have been included in the calculation of the change in valuation allowance.
10. Employee Benefit Plan
The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 25%, up to a maximum of $15,500 ($20,500 over age 50) in calendar 2007 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During 2007 and 2006, the Company issued 18,556 and 8,800 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan.

     The amount charged to expense for the 401(k) contributions were $41,000 during 2007 and $21,000 during 2006.
11. Changes in Accounting Estimates
During fiscal 2006, the Company settled a vendor related contract dispute. Estimates of that reserve were included in accrued liabilities as of July 31, 2006. The amount of the respective settlement was less than the amount originally estimated and accrued. The difference between the amount previously accrued and the actual payment was credited to income in fiscal 2006. The amount of this change in accounting estimate was approximately $161,000 (net of income taxes of approximately $107,000). The impact of this change was to increase basic and diluted earnings per common share in fiscal 2006 by $0.03 and $0.02, respectively.
During fiscal 2006, the Company had a change in its estimated valuation allowance related to deferred tax assets due to continual revisions and evaluations of the estimates of the expected results of operations for the next twelve months. The difference between the amounts previously recorded as a valuation allowance and the amount recorded was credited to income in fiscal 2006. The amount of this change in accounting estimate was approximately $1,229,000. The impact of this change was to increase basic earnings per common share by $0.20 and diluted earnings per common share by $0.19.
12. Business Segments
Our business segments are internally organized primarily by geographic location of the operating facilities. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have segregated the Netherlands operation and the US operations into separate reportable segments. (Refer to Note 1, “Significant Accounting Policies”, for a description of segment operations.) We evaluate the performance of and allocate resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in Note 1.
Information concerning our operating business segments for fiscal 2007 and 2006 is as follows:

Business Segment Information
(In thousands)

Revenue	2007	2006
Netherlands	$668	$456
United States	14,767	13,546

Consolidated	15,435	14,002

Net Income (Loss)	2007	2006
Netherlands	$(800)	$(869)
United States	8,866	4,079

Consolidated	$101	$3,210

Total Assets	2007	2006
Netherlands	$1,061	$742
United States	8,866	8,694

Consolidated	$9,927	$9,436
13. Concentration and Related Party
Briggs & Stratton Corporation (“Briggs”) is one of the Company’s customers and owns approximately 13% of the Company’s stock. Briggs has entered into customer contracts with the Company and has provided vendor services to the Company in the ordinary course of business. Generally, the customer contracts are for one or two years and renew annually thereafter unless either party elects otherwise. The Company invoiced Briggs approximately $498,000 and $480,000 for products and services provided during fiscal 2007 and fiscal 2006, respectively. Briggs had unpaid net trade receivables of $250,000 or 19% and $191,000 or 18% of total trade receivables outstanding as of July 31, 2007 and 2006, respectively, $1,000 of which was over 90 days at July 31, 2007.

The vendor services provided by Briggs are for printing of the Company’s postcards resold to customers and are included in cost of sales. Briggs invoiced the Company approximately $290,000 and $183,000 for printing services during fiscal 2007 and fiscal 2006, respectively, $9,000 of which were unpaid as of July 31, 2007.
Gordon J. Bridge serves on the Company’s board of directors. He was assigned to help the Company evaluate potential strategic growth areas of the business for which he was compensated approximately $176,000.