Form 10QSB
period 2007-10-31
ARI NETWORK SERVICES INC /WI
filed 2007-12-17
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

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
As of December 8, 2007 there were 6,653,186 shares of the registrant’s shares outstanding.
Transitional Small Business Disclosure Format (check one).
YES ☐     NO ☑

ARI Network Services, Inc.
FORM 10-QSB
FOR THE THREE MONTHS ENDED OCTOBER 31, 2007

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,075	$1,050
Trade receivables, less allowance for doubtful accounts of $155 and $148 at October 31, 2007 and July 31, 2007, respectively	787	1,302
Work in progress	105	223
Prepaid expenses and other	260	291
Deferred income taxes	555	555

Total current assets	2,782	3,421

Equipment and leasehold improvements:
Computer equipment	5,355	5,324
Leasehold improvements	128	128
Furniture and equipment	2,773	2,749

	8,256	8,201
Less accumulated depreciation and amortization	7,133	6,991

Net equipment and leasehold improvements	1,123	1,210

Other long term assets:
Deferred income taxes	1,539	1,539
Goodwill	1,079	1,079
Other assets	1,012	1,072

Total other long term assets	3,630	3,690

Capitalized software product costs	12,541	12,455
Less accumulated amortization	11,043	10,849

Net capitalized software product costs	1,498	1,606

Total Assets	$9,033	$9,927

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	October 31	July 31
	2007	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$683	$1,023
Accounts payable	144	703
Deferred revenue	5,002	5,619
Accrued payroll and related liabilities	1,078	962
Accrued sales, use and income taxes	10	28
Accrued vendor specific liabilities	190	175
Other accrued liabilities	401	124
Current portion of capital lease obligations	8	8

Total current liabilities	7,516	8,642

Long term liabilities:
Notes payable (net of discount)	418	479
Long term portion of accrued bonus	76	55
Capital lease obligations	4	5
Other long term liabilities	22	28

Total long term liabilities	520	567

Shareholders’ equity (deficit):
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2007 and July 31, 2007, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,647,155 and 6,623,605 shares issued and outstanding at October 31, 2007 and July 31, 2007, respectively	7	7
Common stock warrants and options	204	195
Additional paid-in-capital	94,664	94,627
Accumulated deficit	(93,848)	(94,091)
Other accumulated comprehensive income	(30)	(20)

Total shareholders’ equity (deficit)	997	718

Total Liabilities and Shareholders’ Equity (Deficit)	$9,033	$9,927

See notes to unaudited condensed consolidated financial statements.
Note: The balance sheet at July 31, 2007 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	October 31
	2007	2006
Net revenues:
Subscriptions, support and other services fees	$2,980	$2,663
Software licenses and renewals	541	543
Professional services	703	297

	4,224	3,503

Cost of products and services sold:
Subscriptions, support and other services fees	284	272
Software licenses and renewals *	202	196
Professional services	261	78

	747	546

Gross margin	3,477	2,957

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	195	106
Customer operations and support	280	268
Selling, general and administrative	2,380	1,985
Software development and technical support	349	369

Net operating expenses	3,204	2,728

Operating income	273	229
Other income (expense):
Interest expense	(35)	(38)
Other, net	11	34

Total other income (expense)	(24)	(4)

Income before provision for income taxes	249	225
Income tax benefit (provision)	(6)	—

Net income	$243	$225

Average common shares outstanding:
Basic	6,634	6,210
Diluted	6,818	6,587

Basic and diluted net income per share:
Basic	$0.04	$0.04

Diluted	$0.04	$0.03

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $194 and $187 and excludes other depreciation and amortization shown separately

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	October 31
	2007	2006
Operating activities
Net income	$243	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	194	187
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	8	(11)
Depreciation and other amortization	195	106
Stock based compensation related to stock options	9	26
Stock issued as contribution to 401(k) plan	37	42
Net change in receivables, prepaid expenses and other current assets	671	307
Net change in accounts payable, deferred revenue, accrued liabilities and other long term liabilities	(797)	(716)

Net cash provided by operating activities	560	166

Investing activities
Purchase of equipment and leasehold improvements	(43)	(134)
Software product costs capitalized	(86)	(78)

Net cash used in investing activities	(129)	(212)

Financing activities
Payments under notes payable	(409)	(350)
Payments of capital lease obligations	(1)	—
Proceeds from issuance of common stock	—	3

Net cash used in financing activities	(410)	(347)

Effect of foreign currency exchange rate changes on cash	4	—

Net increase (decrease) in cash	25	(393)
Cash at beginning of period	1,050	3,584

Cash at end of period	$1,075	$3,191

Cash paid for interest	$49	$51

Cash paid for income taxes	$10	$14

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
October 31, 2007
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2007.
The financial statements include the accounts of ARI Network Services, Inc. and its wholly owned subsidiaries, ARI Europe B. V. and ARI Outsourced F&I Center, LLC. All inter-company transactions and balances have been eliminated.
The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into United States dollars at weighted average exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period. Adjustments resulting from the remeasurement of the financial statements into the functional currency are charged or credited to comprehensive income.
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

	Three months ended
	October 31
	2007	2006
Weighted average common shares outstanding	6,634	6,210
Dilutive effect of stock options and warrants	184	377

Diluted weighted average common shares outstanding	6,818	6,587
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
The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized starting with fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at October 31, 2007. Total stock compensation expense recognized by the Company for the three month periods ended October 31, 2007 and 2006 was approximately $9,000 and $26,000. As of October 31, 2007 and 2006, there was approximately $109,294 and $202,360, respectively of total unrecognized compensation cost related to non-vested options granted under the plans.
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

As stock-based compensation expense recognized in our results for the three month periods ended October 31, 2007 and 2006 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2007, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123.
The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended
	October 31,
	2007	2006
Expected life (years)	10 years	10 years
Risk-free interest rate	4.88%	4.88%
Expected volatility	122%	124%
Expected dividend yield	0%	0%
Employee Stock Purchase Plans
The Company’s 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued. The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 148,781 of the shares have been issued as of October 31, 2007. All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.
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

Changes in option shares under the 1991 Plan during the:

	Three Months Ended				Three Months Ended
	October 31, 2007				October 31, 2006
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at the beginning of period	125,686	$2.31	1.89	$—	146,686	$2.28	2.85	$13,125
Granted	—	$—	—	$—	—	$—	—	$—
Exercised	—	$—	—	$—	—	$—	—	$—
Forfeited	(500)	$4.06	—	$—	—	$—	—	$—
Outstanding at the end of period	125,186	$2.30	1.64	$—	146,686	$2.28	2.60	$—
Exercisable at the end of period	125,186	$2.30	1.64	$—	146,686	$2.28	2.60	$—
The range of exercise prices for options outstanding at October 31, 2007 and 2006 was $2.06 to $9.06 and $2.00 to $9.06, respectively.
1993 Director Stock Option Plan
The Company’s 1993 Director Stock Option Plan (“Director Plan”) has expired and is terminated except for outstanding options. The Director Plan originally had 150,000 shares of common stock reserved for issuance to nonemployee directors. Options under the Director Plan were granted at the fair market value of the stock on the grant date.
Each option granted under the Director Plan became exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.
Changes in option shares under the Director Plan during the:

	Three Months Ended				Three Months Ended
	October 31, 2007				October 31, 2006
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at the beginning of period	1,313	$2.65	2.97	$—	1,313	$2.65	3.97	$152
Granted	—	$—	—	—	—	$—	—	—
Exercised	—	$—	—	—	—	$—	—	—
Forfeited	—	$—	—	—	—	$—	—	—
Outstanding at the end of period	1,313	$2.65	2.72	$—	1,313	$2.65	3.72	$—
Exercisable at the end of period	1,313	$2.65	2.72	$—	1,313	$2.65	3.72	$—
The range of exercise prices for options outstanding at October 31, 2007 and 2006 was $2.00 to $3.56.
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
Changes in option shares under the 2000 Plan during the:

	Three Months Ended				Three Months Ended
	October 31, 2007				October 31, 2006
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at the beginning of period	1,013,100	$1.45	6.61	$320,062	1,054,350	$1.35	7.27	$814,975
Granted	—	$—	—	—	50,000	$2.10	—	—
Exercised	—	$—	—	—	(6,250)	$0.28	—	—
Forfeited	(89,186)	$1.07	—	—	(53,500)	$1.38	—	—
Outstanding at the end of period	923,914	$1.48	6.42	$275,417	1,044,600	$1.39	7.18	$710,480
Exercisable at the end of period	800,675	$1.43	6.11	$267,319	818,051	$1.30	6.79	$624,157
Changes in non-vested option shares under the 2000 Plan during the:

	Three Months Ended October 31,
	2007		2006
		Wt-Avg		Wt-Avg
		Exercise		Exercise
	Options	Price	Options	Price
Non-vested at the beginning of period	137,675	$1.79	188,799	$1.59
Granted	—	$—	50,000	$2.10
Vested	—	$—	—	$—
Forfeited	(14,436)	$1.28	(12,250)	$1.35
Non-vested at the end of period	123,239	$1.85	226,549	$1.72
The range of exercise prices for options outstanding at October 31, 2007 and 2006 was $0.15 to $2.74 and $0.15 to $2.735, respectively.
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
The purchase price of this acquisition has been allocated to specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities as determined by an independent valuation. These include capitalized software to be amortized over 4 years and intangibles related to customer relationships and assembled and trained workforce to be amortized over 5 years as well as goodwill. In addition, the final purchase price will be determined upon the settlement of the contingencies outlined in the Stock Purchase Agreement relating to the transaction. As noted above, a total of $400,000 of the total purchase price is subject to contingencies. It was determined that it was more likely than not that the contingencies associated with this $400,000 would be resolved such that the Company would owe those amounts. Accordingly, those amounts have been recorded as liabilities.

In connection with the acquisition of OC-Net, the Company entered into an employment agreement with Robert Hipp (the “Employment Agreement”) to serve as a Marketing/Business Development Manager for the Company. The term of the Employment Agreement is two years.
The foregoing description of the Stock Purchase Agreement and the transactions contemplated thereby is qualified in its entirety by reference to the Stock Purchase Agreement, attached as Exhibit 2.1 of Form 8-K, dated January 29, 2007 and Form 8-K/A dated April 13, 2007, and incorporated herein by reference. The acquisition was accounted for under the purchase method; accordingly, its results are included in the financial statements of the Company from the date of acquisition.
The following unaudited pro forma results of operations for the three months ended October 31, 2006 assume the acquisition of the
OC-Net business occurred at the beginning of that period:
Pro Forma Results (Fiscal 2007)
(in thousands, except per share data)

	Three months ended
	October 31
	2007	2006
	Actual	Pro Forma
Revenue	$4,224	$3,829
Net income	$243	$88
Net income per share	$0.04	$0.01
Net income per diluted share	$0.04	$0.01
This pro forma information for the three months ended October 31, 2006 does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.
5. NOTES PAYABLE
The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.
Debt Schedule
(In thousands)

	October 31	July 31
	2007	2007	Net
	(Unaudited)	(Audited)	Change

Note payable to WITECH:
Current portion of note payable	$—	$50	$(50)
Long term portion of note payable	—	—	—

Total note payable to WITECH	—	50	(50)
Notes payable to New Holders:
Current portion of notes payable	200	500	(300)
Long term portion of notes payable	—	—	—

Total face value of notes payable to New Holders	200	500	(300)
Carrying value in excess of face value of notes payable	1	4	(3)
Debt discount (common stock warrants and options)	(1)	(3)	2

Total carrying value of notes payable to New Holders	200	501	(301)
Debt related to acquisition of OC-Net:
Current portion of notes payable	233	233	—
Long term portion of notes payable	291	350	(59)

Total notes payable	524	583	(59)
Current cash earn out	250	250	—
Long term cash holdback	150	150	—
Imputed interest on cash earn out/holdback	(23)	(32)	9

Total debt related to acquisition of OC-Net	901	951	(50)

Total debt	$1,101	$1,502	$401

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly (effective rate of 9.75% as of October 31, 2007). The New Notes are payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 until paid in full. The New Notes do not contain any financial covenants, but the Company is restricted from permitting certain liens on its assets. In addition, in the event of payment default that is not cured within ninety (90) days, Taglich Brothers, Inc., one of the New Holders, has the right to appoint one designee to the Company’s Board of Directors. The New Warrants were estimated to have a value of $36,000, of which the unamortized amount reduces the carrying amount of the debt.
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
On August 7, 2003, the Company purchased from WITECH Corporation 1,025,308 shares of the Company’s common stock, 30,000 common stock warrants and 20,350 shares of Series A Preferred Stock for $200,000 at closing and an $800,000 promissory note which was payable in $50,000 quarterly installments through September 30, 2007 at the prime interest rate plus 2%, adjusted quarterly. The note was paid in full on September 28, 2007.
The Company issued $700,000 of notes in connection with the OC-Net acquisition. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 9.75% as of October 31, 2007). The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through April 30, 2010. The notes do not contain any financial covenants.
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
7. INCOME TAXES
The provision for income taxes is composed of the following (in thousands):

	Three months ended
	October 31
	2007	2006
Current:
Federal	$143	$80
State	29	20
Deferred	—	—
Utilization of net operating loss carryforwards, net of change in valuation allowance	(178)	(100)

Income tax benefit (provision)	$(6)	$—
Provision for income taxes is an estimate based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization and does not represent current taxes due. The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed on a quarterly basis. To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is a significant estimate that is subject to change in the near future. The change in the valuation allowance during a period is reflected with a corresponding increase or decrease in the tax provision in the statement of operations. Because of the uncertainty of long-term future economic conditions, the estimated future utilization of deferred net tax assets is based on twelve quarters of projections. The Company made no change in its estimated valuation allowance this quarter.
The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), on August 1, 2007. The implementation of

FIN 48 did not have a significant impact on our results of operations or financial position. Our reserves for uncertain tax positions were $0 as of October 31, 2007.
8. BUSINESS SEGMENTS
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
Information concerning our operating business segments for fiscal 2008 and 2007 is as follows:
Business Segment Information
(In thousands)

	Three months ended
	October 31,
Revenue	2007	2006
Netherlands	$161	$169
United States	4,063	3,334

Consolidated	4,224	3,503

Net Income (Loss)
Netherlands	$(69)	$(157)
United States	312	382

Consolidated	$243	$225

	October 31,	July 31,
Total Assets	2007	2006
Netherlands	$240	$309
United States	$8,793	$9,618
Consolidated	$9,033	$9,927

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Total revenue for the quarter ended October 31, 2007 increased $721,000 or 21%, compared to the same period last year, primarily due to an increase in revenues from the Company’s marketing services, of which approximately 55% is organic and 45% is from the OC-Net acquisition. Operating income increased $44,000 or 19% for the quarter ended October 31, 2007, compared to the same period last year, primarily due to the increase in revenue, offset in part, by increased overhead. Net Income of $243,000 or $0.04 per basic share for the quarter ended October 31, 2007, increased compared to net income of $225,000 or $0.04 per basic share for the quarter ended October 31, 2006. Essentially all of the growth in net income was organic, as pro forma net income, taking into account the OC-Net acquisition for the three month period ended October 31, 2006, would have been less than reported net income for the period. Management expects earnings to continue to increase over the prior fiscal year for the remainder of fiscal 2008.
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
Debt Instruments
The Company valued debt discounts for Warrants for shares of the Company’s Common Stock granted in consideration for Notes Payable using the Black Scholes valuation method. Non-cash interest expense is recorded for the amortization of the debt discount over the term of the debt.
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
Stock-Based Compensation
Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share-Based Payment — an Amendment of FASB Statement Nos. 123 and 95” (“SFAS 123R”), for its stock option and stock purchase plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).
Revenues
The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers, distributors and manufacturers in the manufactured equipment market. The Company currently provides 103 catalogs of manufactured equipment from 75 manufacturers via CD-Rom to approximately 23,000 dealers (and to others via the worldwide web) in approximately 89 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, agricultural equipment, marine, recreation vehicles, floor maintenance, auto and truck parts after-market, construction, and others primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have approximately 70,000 CD catalog subscriptions and there are many others who use our web product to view their data. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) marketing services including custom and template-based website services and technology-enabled direct mail services and e-mail marketing services and (3) communication or transaction services. Electronic cataloging accounts for approximately three-quarters of our revenue; marketing services is growing rapidly and the other products are supplementary offerings that leverage its position in the catalog market.
As part of its historical business practice, the Company continues to provide electronic directory and transaction services to the U.S. and Canadian agribusiness industry. These revenues are included as part of “Dealer and distributor communications,” which also includes some transaction services to the Equipment industry. As the Company focuses on its core businesses in the Equipment industry, revenues in the non-equipment industry are expected to continue to decline. The Company does not expect its Equipment industry transaction services revenues to increase; therefore dealer and distributor communications revenues in total are expected to continue to decline during fiscal 2008.
The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements.
Revenue by Geography and Service
(In Thousands)

	Three months ended
	October 31		Percent
	2007	2006	Change

North America
Catalog subscriptions	$2,592	$2,583	0%
Catalog professional services	289	282	2%
Marketing services	536	217	147%
Marketing professional services	409	—	100%
Dealer & distributor communications	163	198	(18%)

Subtotal	3,989	3,280	22%

Rest of the World
Catalog subscriptions	235	203	16%
Catalog professional services	—	20	(100%)

Subtotal	235	223	5%

Total Revenue
Catalog subscriptions	2,827	2,786	1%
Catalog professional services	289	302	(4%)
Marketing services	536	217	147%
Marketing professional services	409	—	100%
Dealer & distributor communications	163	198	(18%)

Total	$4,224	$3,503	21%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, hosting and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased slightly for the three months ended October 31, 2007, compared to the same period last year, primarily due to increased subscriptions to the Company’s web-based catalog products. Catalog subscription renewals from the Company’s North American dealers were approximately 85% for the three months ended October 31, 2007. Management expects revenues from catalog subscriptions in North America to decline slightly for the remainder of fiscal 2008 compared to the prior year due to the loss of a significant OEM customer subscription.
Catalog Professional Services
Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers in the United States and Canada. Revenues from catalog professional services in North America increased slightly for the three months ended October 31, 2007, compared to the same period last year, primarily due to the timing of updates for manufacturer databases. Management expects revenues from catalog professional services in North America to remain relatively the same for the remainder of fiscal 2008, compared to the prior year.

Marketing Services
Revenues from the Company’s North American marketing service subscriptions are derived from start-up, hosting and access fees charged to dealers for Website Smart™ and Website Smart Pro™, commissions on on-line sales through Website Smart Pro™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from marketing services in North America increased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to increased sales of the Company’s recently acquired Website Smart Pro™ as a result of the Company’s investments in sales and marketing for the marketing services business. Revenues from Website Smart Pro™ are included in Marketing services beginning January 27, 2007. Management expects revenues from marketing services in North America to continue to increase for the remainder of fiscal 2008, compared to the prior year, due to recurring revenues from the OC-Net acquisition and new sales as the Company continues to focus its resources in this market.
Marketing Professional Services
Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. Revenues from marketing services in North America resulted primarily from customization of websites related to contracts acquired with OC-Net. Management expects that this area represents an opportunity for growth in the future through selling new contracts.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased for the three months ended October 31, 2007, compared to the same period last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog products in the equipment industry. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue for the remainder of fiscal 2008, compared to the prior year.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world increased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to amortization of a large sale to a Korean manufacturer. The increase in Rest of World revenues in fiscal 2008 should not be interpreted as an indicator that the Company has resolved its challenges in the European market. The number of new subscriptions purchased and/or renewed directly by dealers has declined, compared to the same period last year. Management expects catalog subscription revenues from the rest of the world to decrease slightly in fiscal 2008, compared to the prior year, due to a lack of new manufacturer titles.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world decreased for the three months ended October 31, 2007, compared to the same period last year, primarily due to the timing of updates for manufacturer databases, of which there were none during the first quarter of fiscal 2008. Management expects revenues from catalog subscriptions in the rest of the world to fluctuate from quarter to quarter depending on the nature, size and timing of manufacturer contracts.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended
	October 31		Percent
	2007	2006	Change
Catalog subscriptions
Revenue	$2,827	$2,786	1%
Cost of revenue	342	295	16%
Cost of revenue as a percent of revenue	12%	11%

Catalog professional services
Revenue	289	302	(4%)
Cost of revenue	146	125	17%
Cost of revenue as a percent of revenue	51%	41%

Marketing services subscriptions
Revenue	536	217	147%
Cost of revenue	140	94	48%
Cost of revenue as a percent of revenue	26%	43%

Marketing professional services
Revenue	409	—	100%
Cost of revenue	115	—	100%
Cost of revenue as a percent of revenue	28%	—

Dealer and distributor communications
Revenue	163	198	(18%)
Cost of revenue	4	32	(88%)
Cost of revenue as a percent of revenue	2%	16%

Total
Revenue	$4,224	$3,503	21%
Cost of revenue	747	546	37%
Cost of revenue as a percent of revenue	18%	16%
Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue increased slightly for the three month period ended October 31, 2007, compared to the same period last year, primarily due to software amortization and distribution costs associated with a major new release of the Company’s catalog product. Management expects gross margins, as a percent of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments and variations in the recognition of revenue which does not directly correlate to software amortization expense, which is generally on a straight-line basis.
Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to an increase in non-billable catalog production costs and a reserve against revenue in the first quarter of fiscal 2008. Management expects cost of catalog professional services to fluctuate from year to year depending on the mix of services sold, the portion of customizations which are billable and on the Company’s performance towards the contracted amount for customization projects.
Cost of revenue for marketing service subscriptions consists primarily of website setup labor, software amortization costs, postcards, printing and distribution costs. Cost of marketing services as a percentage of revenue decreased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to increased sales from the Company’s Website products, which have a higher margin than the Company’s MailSmart™ products. Management expects gross margins, as a percent of revenue from marketing services, to increase over the prior year for the remainder of fiscal 2008, as customers renew their Website products, without incurring one-time start-up fees which are charged in the first year of sale.
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
Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to a decrease in telecommunication costs and software customization labor. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to remain relatively the same for the remainder of fiscal 2008.
Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.
Operating Expenses
(In thousands)

	Three months ended
	October 31		Percent
	2007	2006	Change

Customer operations and support	$280	$268	4%
Selling, general and administrative	2,380	1,985	20%
Software development and technical support	349	369	(5%)
Depreciation and amortization	195	106	84%

Net operating expenses	$3,204	$2,728	17%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased slightly for the three month period ended October 31, 2007, compared to the same period last year, primarily due to increased software maintenance costs. Management expects customer operations and support costs to continue at relatively the same level for the remainder of fiscal 2008.
Selling, general and administrative expenses (“SG&A”) increased for the three month period ended October 31, 2007, compared to the same period last year, as the Company invested in continued sales and marketing initiatives in the North American market and operating costs for the new California location which provides website customization and support for the Company’s new WebsiteSmart Pro™ product. SG&A, as a percentage of revenue, decreased slightly from 57% for the three month period ended October 31, 2006 to 56% for the same period this year. Management expects SG&A costs as a percentage of revenue to be relatively the same or lower than the previous year for the remainder of fiscal 2008, although an acquisition, if one were to occur, could have a material impact on these results.
The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Software development and technical support costs decreased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to an increase in the allocation to cost of sales for professional services revenue. Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant.
Depreciation and amortization expense increased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to the amortization of new software and equipment and the amortization of intangible assets associated with the OC-Net acquisition. Management expects depreciation and other amortization to continue to be higher for the first half of fiscal 2008, compared to the previous year, due to the additional amortization of the OC-Net fixed and intangible assets, and to stabilize in the second half of fiscal 2008 as the OC-Net acquisition is fully integrated.
Other Items
Interest expense includes both cash and non-cash interest. Interest paid or accrued for payment was approximately $26,000 and $51,000 for the three month periods ended October 31, 2007 and 2006, respectively. In addition, approximately $8,000 and ($11,000) of debt discount and excess debt principal was amortized to interest expense for the three month period ended October 31, 2007 and 2006, respectively.

Net income increased from $225,000 for the three month period ended October 31, 2006, to $243,000 for the three month period ended October 31, 2007 primarily due to the increase in revenue, offset in part, by increased overhead. Management expects to continue to generate positive cash flows from operations for the remainder of fiscal 2008.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.
Cash Flow Information
(In thousands)

	Three months ended
	October 31		Percent
	2007	2006	Change

Net income	$243	$225	8%
Amortization of software products	194	187	4%
Amortization of deferred finance costs and debt discount	8	(11)	173%
Depreciation and other amortization	195	106	84%
Stock based compensation related to options	9	26	(65%)
Stock issued as contribution to 401(k) plan	37	42	(12%)
Net change in working capital	(126)	(409)	71%

Net cash provided by operating activities	560	166	243%
Net cash used in investing activities	(129)	(212)	37%
Net cash used in financing activities	(410)	(347)	(18%)
Effect of foreign currency exchange rate change on cash	4	—	100%

Net change in cash	$25	($393)	106%

Net cash provided by operating activities increased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to changes in working capital. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter.
Net cash used in investing activities decreased for the three month period ended October 31, 2007, compared to the same period last year, primarily due to the decrease in equipment expenditures. Management expects cash used in investing activities to remain relatively the same or decline slightly from the prior year for the remainder of fiscal 2008, although there may be fluctuations quarter to quarter, depending on the timing of expenditures.
Net cash used in financing activities increased primarily due to payments of debt incurred in the OC-Net acquisition, as described in Note 5 to the financial statements for the three month period ended October 31, 2007. Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.
At October 31, 2007, the Company had cash and cash equivalents of approximately $1,075,000 compared to approximately $1,050,000 at July 31, 2007.
Acquisitions
Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, six business acquisitions and one software asset acquisition have been completed, all of which were fully integrated into the Company’s operations, with the exception of the OC-Net acquisition, which is expected to be fully integrated in the second half of fiscal 2008.
The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements as of December 8, 2007.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is currently confined to changes in foreign exchange and interest rates. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our annual report on Form 10-K for the fiscal year ended July 31, 2007 filed with the SEC. There have been no material changes to such exposures during the three month period ended October 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective as of October 31, 2007.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business. The Company had no litigation relating to claims arising out of our operations in the usual course of business for the three month period ended October 31, 2007.
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our Form 10-KSB for the fiscal year ended July 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended October 31, 2007, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None.
ITEM 5. OTHER INFORMATION — None.
ITEM 6. EXHIBITS
10.1	Change of Control Agreement between the Company and Brian E. Dearing, dated as of April 1, 2006.

10.2	Change of Control Agreement between the Company and John C. Bray, dated as of April 1, 2006.

10.3	Change of Control Agreement between the Company and Roy W. Olivier, dated as of September 13, 2006.

31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
          ARI Network Services, Inc.
          (Registrant)

Date: December 17, 2007	/s/ Brian E. Dearing
Brian E. Dearing, Chief Executive Officer and Acting Chief Financial Officer