Form 10QSB
period 2008-01-31
ARI NETWORK SERVICES INC /WI
filed 2008-03-17
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

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
YES ☐       NO ☑
As of March 7, 2008 there were 6,659,427 shares of the registrant’s common stock outstanding.
Transitional Small Business Disclosure Format (check one).
YES ☐       NO ☑

ARI Network Services, Inc.
FORM 10-QSB
FOR THE SIX MONTHS ENDED JANUARY 31, 2008
INDEX
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)
	January 31	July 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$761	$1,050
Trade receivables, less allowance for doubtful accounts of $162 and $148 at January 31, 2008 and July 31, 2007, respectively	989	1,302
Work in Process	238	223
Prepaid expenses and other	253	291
Current portion of deferred income taxes	555	555

Total Current Assets	2,796	3,421

Equipment and leasehold improvements:
Computer equipment	5,356	5,324
Leasehold improvements	128	128
Furniture and equipment	2,790	2,749

	8,274	8,201
Less accumulated depreciation and amortization	7,267	6,991

Net equipment and leasehold improvements	1,007	1,210

Long term portion of deferred income taxes	1,539	1,539
Goodwill	1,079	1,079
Other assets	952	1,072

Capitalized software product costs	12,649	12,455
Less accumulated amortization	11,230	10,849

Net capitalized software product costs	1,419	1,606

Total Assets	$8,792	$9,927

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)
	January 31	July 31
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable	$483	$1,023
Accounts payable	208	703
Deferred revenue	4,834	5,619
Accrued payroll and related liabilities	910	962
Accrued sales, use and income taxes	44	28
Accrued vendor specific liabilities	190	175
Other accrued liabilities	283	124
Current portion of capital lease obligations	8	8

Total Current Liabilities	6,960	8,642

Long term liabilities:
Notes payable (net of discount)	369	479
Long term payroll related	77	55
Other long term liabilities	17	28
Capital lease obligations	3	5

Total Long Term Liabilities	466	567

Shareholders’ equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2008 and July 31, 2007	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,659,427 and 6,623,605 shares issued and outstanding at January 31, 2008 and July 31, 2007, respectively	7	7
Common stock warrants and options	241	195
Additional paid-in-capital	94,679	94,627
Accumulated deficit	(93,513)	(94,091)
Other accumulated comprehensive income	(48)	(20)

Total Shareholders’ Equity	1,366	718

Total Liabilities and Shareholders’ Equity	$8,792	$9,927

See notes to unaudited condensed consolidated financial statements.

Note:	The balance sheet at July 31, 2007 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	January 31		January 31
	2008	2007	2008	2007
Net revenues:
Subscriptions, support and other services fees	$2,977	$2,754	$5,957	$5,417
Software licenses and renewals	508	575	1,049	1,118
Professional services	737	362	1,440	659

	4,222	3,691	8,446	7,194

Cost of products and services sold:
Subscriptions, support and other services fees	310	334	594	606
Software licenses and renewals *	196	206	398	402
Professional services	274	44	535	122

	780	584	1,527	1,130

Gross Margin	3,442	3,107	6,919	6,064

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	186	110	381	216
Customer operations and support	256	276	536	544
Selling, general and administrative	2,304	2,101	4,684	4,086
Software development and technical support	339	359	688	728

Net operating expenses	3,085	2,846	6,289	5,574

Operating income	357	261	630	490
Other income (expense):
Interest expense	(26)	(32)	(61)	(70)
Other, net	(1)	27	10	61

Total other expense	(27)	(5)	(51)	(9)

Income before provision for income taxes	330	256	579	481
Income tax benefit (provision)	5	(8)	(1)	(8)

Net income	$335	$248	$578	$473

Average common shares outstanding:
Basic	6,656	6,304	6,645	6,257
Diluted	7,000	6,707	6,989	6,660

Basic and diluted net income per share:
Basic	$0.05	$0.04	$0.09	$0.08

Diluted	$0.05	$0.04	$0.08	$0.07

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $187, $198, $381 and $385 respectively and excludes other depreciation and amortization, which is shown separately

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	January 31
	2008	2007
Operating activities
Net income	$578	$473
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	381	385
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	18	(33)
Depreciation and other amortization	402	216
Stock based compensation related to stock options	46	68
Deferred income taxes	—	—
Stock issued as contribution to 401(k) plan	37	42
Net change in receivables, prepaid expenses and other current assets	293	(485)
Net change in accounts payable, deferred revenue, Accrued liabilities and long term liabilities	(1,141)	(388)

Net cash provided by operating activities	614	278

Investing activities
Purchase of equipment and leasehold improvements	(61)	(292)
Purchase of assets related to acquisition	—	(1,081)
Software product costs capitalized	(194)	(181)

Net cash used in investing activities	(255)	(1,554)

Financing activities
Payments under notes payable	(668)	(700)
Payments of capital lease obligations	(2)	—
Proceeds from issuance of common stock	15	31

Net cash used in financing activities	(655)	(669)

Effect of foreign currency exchange rate changes	7	—

Net decrease in cash and cash equivalents	(289)	(1,945)
Balance at beginning of period	1,050	3,584

Balance at end of period	$761	$1,639

Cash paid for interest	$74	$92

Cash paid for income taxes	$10	$14

Noncash investing and financing activities
Issuance of common stock in connection with acquisition	$—	$707
Debt issued in connection with acquisitions	—	700
Debt assumed in connection with acquisition	—	37
Accrued liabilities related to acquisition	—	200
Stock based compensation related to stock options	46	68
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
January 31, 2008
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended July 31, 2007.
The financial statements include the accounts of ARI Network Services, Inc. and its wholly owned subsidiaries, ARI Europe B. V. and ARI Outsourced F&I Center, LLC. All inter-company transactions and balances have been eliminated.
The Company’s outsourced F&I Center was suspended in December, 2007, although the LLC remains in place and the Company may re-initiate operations at a future date. The Company incurred no significant costs associated with the closing of this office, and expects to incur no addition costs related to this operation for the remainder of fiscal 2008.
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

	Three months ended		Six months ended
	January 31		January 31
	2008	2007	2008	2007
Weighted average common shares outstanding	6,656	6,304	6,645	6,257
Dilutive effect of stock options and warrants	344	403	344	403

Diluted weighted average common shares outstanding	7,000	6,707	6,989	6,660
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
The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at January 31, 2008. Total stock compensation expense recognized by the Company during the three month periods ended January 31, 2008 and 2007 was approximately $37,000 and $42,000. For the six month periods ended January 31, 2008 and 2007 the expense was $46,000 and $68,000. As of January 31, 2008 and 2007 there was approximately $137,000 and $262,000 of total unrecognized compensation cost related to nonvested options granted under the plans.
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
As stock-based compensation expense recognized in our results for the three and six months ended January31, 2008 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2007, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123.
The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	4.88%	4.88%	4.88%	4.88%
Expected volatility	120%	124%	120%	124%
Expected dividend yield	0%	0%	0%	0%
Employee Stock Purchase Plans
The Company’s 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued. The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 154,322 of the shares have been issued as of January 31, 2008. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.
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

Changes in option shares under the 1991 Plan during the:

	Three months ended				Three months ended
	January 31, 2008				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	125,186	$2.30	1.64	—	146,686	$2.28	2.60	$13,125
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	(1,000)	$3.25	—	—
Outstanding at end of period	125,186	$2.30	1.39	—	145,686	$2.27	2.34	$13,125
Exercisable at end of period	125,186	$2.30	1.39	—	145,686	$2.27	2.34	$13,125

	Six months ended				Six months ended
	January 31, 2008				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	125,686	$2.30	1.89	—	146,686	$2.28	2.85	$13,125
Granted	—	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(500)	$4.06	—	—	(1,000)	$3.25	—	—
Outstanding at end of period	125,186	$2.30	1.39	—	145,686	$2.27	2.34	$13,125
Exercisable at end of period	125,186	$2.30	1.39	—	145,686	$2.27	2.34	$13,125
The range of exercise prices for options outstanding at January 31, 2008 and 2007 was $2.06 to $9.06 and $2.00 to $9.06, respectively.
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

Changes in option shares under the Director Plan during the:

	Three months ended				Three months ended
	January 31, 2008				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	1,313	$2.65	2.72	—	1,313	$2.65	3.72	$152
Granted	—	—			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Outstanding at end of period	1,313	$2.65	2.47	—	1,313	$2.65	3.72	—
Exercisable at end of period	1,313	$2.65	2.47	—	1,313	$2.65	3.72	$152

	Six months ended				Six months ended
	January 31, 2008				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	1,313	$2.65	2.97	—	1,313	$2.65	3.97	$152
Granted	—	—			—	—
Exercised	—	—			—	—
Forfeited	—	—			—	—
Outstanding at end of period	1,313	$2.65	2.47	—	1,313	$2.65	3.47
Exercisable at end of period	1,313	$2.65	2.47	—	1,313	$2.65	3.47	$152
The range of exercise prices for options outstanding at January 31, 2008 and 2007 was $2.00 to $3.56.
2000 Stock Option Plan
The Company’s 2000 Stock Option Plan (“2000 Plan”) has 1,950,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualified stock options.
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

Changes in option shares under the 2000 Plan during the:

	Three months ended				Three months ended
	January 31, 2008				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	923,789	$1.48	6.42	$275,417	1,044,374	$1.39	7.18	$710,480
Granted	35,500	$1.63	—	—	60,250	$1.95	—	—
Exercised	—	—	—	—	(14,500)	$.31	—	—
Forfeited	(68,314)	$1.14	—	—	(7,500)	$2.00	—	—
Outstanding at end of period	890,975	$1.52	6.43	$289,823	1,082,850	$1.43	7.10	$688,028
Exercisable at end of period	732,611	$1.46	5.96	$276,774	817,612	$1.33	6.57	$605,278

	Six months ended				Six months ended
	January 31, 2008				January 31, 2007
			Wt-Avg				Wt-Avg
		Wt-Avg	Remaining	Aggregate		Wt-Avg	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Options	Price	Period	Value	Options	Price	Period	Value
Outstanding at beginning of period	1,013,100	$1.45	6.61	$320,062	1,054,350	$1.35	7.27	$814,975
Granted	35,500	$1.63	—	—	110,250	$2.02	—	—
Exercised	—	—	—	—	(20,376)	$.30	—	—
Forfeited	(157,625)	$1.10	—	—	(61,374)	$1.45	—	—
Outstanding at end of period	890,975	$1.52	6.43	$289,823	1,082,850	$1.43	7.10	$688,028
Exercisable at end of period	732,611	$1.46	5.96	$276,774	817,612	$1.33	6.57	$605,278
Changes in non-vested option shares under the 2000 Plan during the:

	Three months ended		Three months ended
	January 31, 2008		January 31, 2007
		Wt-Avg Grant Date		Wt-Avg Grant
	Options	Fair Value	Options	Date Fair Value
Non-vested at beginning of period	123,239	$1.85	226,549	$1.72
Granted	35,500	$1.63	60,250	$1.95
Vested	—		—
Forfeited	(375)	$1.80	(21,561)	$2.12
Non-vested at end of period	158,364	$1.80	265,238	$1.74

	Six months ended		Six months ended
	January 31, 2008		January 31, 2007
		Wt-Avg Grant Date		Wt-Avg Grant
	Options	Fair Value	Options	Date Fair Value
Non-vested at beginning of period	137,675	$1.79	188,799	$1.59
Granted	35,500	$1.63	110,250	$2.02
Vested	—	—	—	—
Forfeited	(14,811)	$1.29	(33,811)	$1.82
Non-vested at end of period	158,364	$1.80	265,238	$1.74
The range of exercise prices for options outstanding at January 31, 2008 and 2007 was $0.15 to $2.735.

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
The following table shows actual results of operations for the three and six month periods ended January 31, 2008 and unaudited pro forma results of operations for the three and six months ended January 31, 2007, which assumes the acquisition of the OC-Net business occurred at the beginning of those periods:
Pro Forma Results
(in thousands, except per share data)

	Three months ended		Six months ended
	January 31		January 31
	2008	2007	2008	2007
	Actual	Pro Forma	Actual	Pro Forma

Revenues	$4,222	$4,024	$8,446	$7,853
Net income	$335	$138	$578	$225
Earnings per share	$0.05	$0.02	$0.09	$0.03
Earnings per diluted share	$0.05	$0.02	$0.08	$0.03
The pro forma information for the three and six months ended January 31, 2007 does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

5. NOTES PAYABLE
The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.
Debt Schedule
(In thousands)

	January 31	July 31
	2008	2007	Net
	(Unaudited)	(Audited)	Change

Note payable to WITECH:
Current portion of note payable	$—	$50	$(50)
Long term portion of note payable	—	—	—

Total note payable to WITECH	—	50	(50)

Notes payable to New Holders:
Current portion of notes payable	—	500	(500)
Long term portion of notes payable	—	—	—

Total face value of notes payable to New Holders	—	500	(500)
Carrying value in excess of face value of notes payable	—	4	(4)
Debt discount (common stock warrants and options)	—	(3)	3

Total carrying value of notes payable to New Holders	—	501	(501)

Debt related to acquisition of OC-Net:
Current portion of notes payable	233	233	—
Long term portion of notes payable	232	350	(118)

Total notes payable	465	583	(118)
Current cash earn out	250	250	—
Long term cash holdback	150	150	—
Imputed interest on cash earn out/holdback	(13)	(32)	19

Total debt related to acquisition of OC-Net	852	951	(99)

Total debt	$852	$1,502	$(650)

On April 24, 2003, the Company restructured its debt. In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”). The interest rate on the New Notes is prime plus 2%, adjusted quarterly. The New Notes were payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 at the prime interest rate plus 2%. The New Notes were paid in full on December 31, 2007.
In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” the exchange of the previously outstanding securities for $500,000 in cash, the New Notes and the New Warrants was accounted for as a troubled debt restructuring and no gain was recorded. Instead the liability in excess of the future cash flows to the New Holders, which was approximately $322,000, was amortized as a reduction of interest expense over the life of the New Notes.
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
The Company issued $700,000 of notes in connection with the OC-Net acquisition. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 8.00% as of January 31, 2008). The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through April 30, 2010. The notes do not contain any financial covenants.

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
7. INCOME TAXES
The provision for income taxes is composed of the following (in thousands):

	Three months ended		Six months ended
	January 31		January 31
	2008	2007	2008	2007

Current:
Federal	$(113)	$103	$30	$183
State	(20)	31	8	51
Deferred	—	—	—	—
Generation / (utilization) of net operating loss carry- forwards, net of change in valuation allowance	128	(126)	(37)	(226)

Income tax (benefit) provision	$(5)	$8	$1	$8

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
The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), on August 1, 2007. The implementation of FIN 48 did not have a significant impact on our results of operations or financial position and therefore no amounts are reserved for uncertain tax positions as of January 31, 2008.
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

Information concerning our operating business segments for fiscal 2008 and 2007 is as follows:
Business Segment Information
(In Thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2008	2007	Change	2008	2007	Change
Revenue
Netherlands	$177	$160	11%	$338	$329	3%
United States	4,045	3,531	15%	8,108	6,865	18%

Consolidated	4,222	3,691	14%	8,446	7,194	17%

Earnings (loss)
Netherlands	$(108)	$(155)	30%	$(177)	$(312)	43%
United States	443	403	10%	755	785	(4%)

Consolidated	335	248	35%	578	473	23%

	January 31	July 31	Percent
	2008	2007	Change
Total Assets
Netherlands	$239	$309	(23%)
United States	8,553	9,618	(11%)

Consolidated	8,792	9,927	(11%)

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations
Total revenue for the three and six month periods ended January 31, 2008 increased $531,000 or 14% and $1,252,000 or 17%, respectively, compared to the same periods last year, primarily due to an increase in revenues from the Company’s marketing services. Approximately 47% of this six month growth was organic and 53% was from the OC-Net acquisition. Operating income increased $96,000 or 37% for the three months ended January 31, 2008 and $142,000 or 29% for the six months ended January 31, 2008, compared to the same periods last year, primarily due to the increase in revenue, offset in part by increased overhead. Net income increased $87,000 or $0.01 per basic share for the three months ended January 31, 2008 and $107,000 or $0.01 per basic share for the six months ended January 31, 2008, compared to the same periods last year. Essentially all of the growth in net income was organic, as pro forma net income, taking into account the OC-Net acquisition for the three and six month periods ended January 31, 2006, would have been less than reported net income for the period. Management expects earnings to continue to increase over the prior fiscal year for the remainder of fiscal 2008.
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
Revenues
The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers, distributors and manufacturers in the manufactured equipment market. The Company currently provides 102 catalogs of manufactured equipment from 76 manufacturers via CD-Rom to approximately 22,000 dealers (and to others via the worldwide web) in approximately 89 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, agricultural equipment, marine, recreation vehicles (“RV”), floor maintenance, auto and truck parts after-market, construction, and others primarily in the U.S., Canada, Europe and Australia. Collectively, dealers and distributors have approximately 70,000 CD catalog subscriptions and there are many others who use our web products to view their data. The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) marketing services including custom and template-based website services and technology-enabled direct mail services and e-mail marketing services and (3) communication or transaction services.
The following table shows the products and services that the Company offers, a brief description of them and the industries where they are currently in use.
Electronic Catalog Products And Services

Product or Service	Description	Primary Industry/Market
PartSmart® Classic™	Electronic parts catalog for equipment dealers, formerly PartSmart Version 6	Equipment- all sub-markets except RV

PartSmart® 8™	Electronic parts catalog for equipment dealers	Equipment- all sub-markets except RV

PartSmart® Web™	Web based electronic parts catalog, formerly EMPARTweb	Equipment — all sub-markets

Lookupparts.com	PartSmart Web-based lookup service offered to dealers on a subscription basis	Equipment — all sub-markets except RV

Product or Service	Description	Primary Industry/Market
PartSmart® Web™ ASP	Electronic parts catalog viewing software offered as a hosted service for individual distributors and manufacturers, formerly EMPARTweb ASP	Equipment — all sub-markets

PartSmart® Cart™	Add-on product to PartSmart Web that facilitates order taking from the catalog	Equipment — all sub-markets

PartSmart® Data Manager™	Electronic parts catalog creation software used to produce catalogs for viewing on PartSmart Classic, PartSmart 8, and PartSmart Web	Equipment — all sub-markets

PartSmart® Data Publisher™	Add-on product to PartSmart Data Manager that facilitates the creation of a file of parts and related information for use in PartSmart PDF Catalog Composer Module	Equipment — all sub-markets

PartSmart® PDF Catalog Composer™ Module	Add-on product to PartSmart Data Manager that facilitates the creation of a parts manual, price sheet or other parts-related publications in the Adobe Acrobat format for printing, electronic distribution or online display	Equipment — all sub-markets

Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment — all sub-markets

EMPARTviewer™	Electronic parts catalog viewing software	Equipment — RV

Professional services	Project management, software customization, data conversion, back-end system integration, roll-out management, and help desk support services	Equipment — all sub-markets
MARKETING SERVICES

Product or Service	Description	Primary Industry/Market
WebsiteSmart Pro™	Software to create customized websites and conduct business electronically, including optional shopping cart, superseding WebsiteSmart.	Equipment — primarily outdoor power, power sports

WebsiteSmart™	Software to create customized websites and conduct business electronically, including optional shopping cart	Equipment — primarily outdoor power, power sports

Professional Services	Large-scale website creation, hosting and maintenance services	Equipment — all sub-markets

ARI MailSmart™	Direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment — all sub-markets

eMailSmart™	Email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter	Equipment — all sub-markets

Content Management Services	Add-on solution to WebsiteSmart and Website- Smart Pro that automatically updates a website with Weather Alerts, promotions based on customer seasonality and supplier promotions	Equipment — all sub-markets
eCommERCE Products and Services

Product or Service	Description	Primary Industry/Market
TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment — Outdoor power and RV

WarrantySmart™	Web-based end-to-end warranty claims processing system that enables dealers, distributors and manufacturers to streamline product registration and warranty claim submission and processing, as well as check claim status online	Equipment — all sub-markets
As part of our historical business practice, the Company continues to provide electronic transaction services to the North American agribusiness industry, representing approximately 3% of total revenue for the six months ended January 31, 2008.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company’s unaudited financial statements. In the table below, revenue is categorized by customer location, rather than by ARI subsidiary. Since some non-North American customers are billed from the US subsidiary, the presentation is different from the segment reporting in Note 8 above.
Revenue by Location and Service
(In Thousands)

	Three months ended			Six months ended
	January 31		Percent	January 31		Percent
	2008	2007	Change	2008	2007	Change
North American
Catalog subscriptions	$2,527	$2,625	(4%)	$5,119	$5,208	(2%)
Catalog professional services	320	312	3%	609	594	3%
Marketing services	581	294	98%	1,117	511	119%
Marketing professional services	419	—	100%	828	—	100%
Dealer & distributor communications	152	149	2%	315	347	(9%)

Subtotal	3,999	3,380	18%	7,988	6,660	20%

Rest of the World
Catalog subscriptions	220	267	(18%)	455	470	(3%)
Catalog professional services	3	44	(93%)	3	64	(95%)

Subtotal	223	311	(28%)	458	534	(14%)

Total Revenue
Catalog subscriptions	2,747	2,892	(5%)	5,574	5,678	(2%)
Catalog professional services	323	356	(9%)	612	658	(7%)
Marketing services	581	294	98%	1,117	511	119%
Marketing professional services	419	419	100%	828	—	100%
Dealer & distributor communications	152	149	2%	315	347	(9%)

Total	$4,222	$3,691	14%	$8,446	$7,194	17%

North America
Catalog Subscriptions
North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, hosting and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues decreased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to the non-renewal of two significant OEM customer subscriptions. Catalog subscription renewals from the Company’s North American dealers were approximately 88% for the six months ended January 31, 2008. Management expects revenues from catalog subscriptions in North America to decline for the remainder of fiscal 2008 compared to the prior year due to these lost OEM subscriptions.
Catalog Professional Services
Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers in the United States and Canada. Revenues from catalog professional services in North America increased slightly for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to customization labor charged for the deployment of new web-based manufacturer databases. Management expects revenues from catalog professional services in North America to decrease somewhat for the remainder of fiscal 2008 compared to the prior year as the Company focuses more of its sales efforts in marketing services.

Marketing Services
Revenues from the Company’s North American marketing service subscriptions are derived from set-up, postage, hosting, access fees and commissions for on-line sales charged to dealers, distributors and manufacturers in the United States and Canada for the Company’s website products and services. Revenues from marketing services in North America increased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to increased sales of the Company’s Website Smart Pro™ (acquired as part of the OC-Net transaction) as a result of the Company’s investments in sales and marketing for the marketing services business. Revenues from Website Smart Pro™ are included in Marketing services beginning January 27, 2007. Management expects revenues from marketing services in North America to continue to increase for the remainder of fiscal 2008, compared to the prior year, due to recurring revenues from the OC-Net acquisition and new sales as the Company continues to focus its resources in this market.
Marketing Professional Services
Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. Revenues from marketing services in North America resulted primarily from customization of websites related to contracts acquired with OC-Net. Management believes that this area represents an opportunity for growth in the future through selling new contracts.
Dealer and Distributor Communications
Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues increased slightly for the three month period ended January 31, 2008 but decreased for the six month period ended January 31, 2008, compared to the same periods last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog products in the equipment industry. Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue for the remainder of fiscal 2008, compared to the prior year.
Rest of the World
Catalog Subscriptions
Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to a decline in the number of subscriptions purchased and/or renewed directly by dealers. Management expects catalog subscription revenues from the rest of the world to decrease slightly in fiscal 2008, compared to the prior year, due to a lack of new manufacturer titles for the telesales team to sell.
Catalog Professional Services
Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America. Revenues from catalog professional services in the rest of the world has decreased significantly for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to the lack of sales to manufacturers. Management expects revenues from catalog professional services in the rest of the world to continue to decline compared to the prior year without any new manufacturer contracts.

Cost of Products and Services Sold
The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company’s unaudited financial statements.
Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2008	2007	% Chg	2008	2007	% Chg

Catalog subscriptions
Revenue	$2,747	$2,892	(5%)	$5,574	$5,678	(2%)
Cost of revenue	250	278	(10%)	574	573	0%
Cost of revenue as a percent of revenue	9%	10%		10%	10%

Catalog professional services
Revenue	323	356	(9%)	612	658	(7%)
Cost of revenue	172	112	54%	337	237	42%
Cost of revenue as a percent of revenue	53%	31%		55%	36%

Marketing services subscriptions
Revenue	581	294	97%	1,117	511	118%
Cost of revenue	208	174	20%	348	268	30%
Cost of revenue as a percent of revenue	36%	59%		31%	52%

Marketing professional services
Revenue	419	—	100%	828	—	100%
Cost of revenue	147	—	100%	262	—	100%
Cost of revenue as a percent of revenue	35%	0%		32%	0%

Dealer and distributor communications
Revenue	152	149	2%	315	347	(9%)
Cost of revenue	3	20	(85%)	6	52	(88%)
Cost of revenue as a percent of revenue	2%	13%		2%	15%

Total
Revenue	$4,222	$3,691	14%	$8,446	$7,194	17%
Cost of revenue	$780	584	34%	1,527	1,130	35%
Cost of revenue as a percent of revenue	18%	16%		18%	16%
Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue remained relatively the same for the three and six month periods ended January 31, 2008, compared to the same periods last year. Management expects gross margins may, as a percent of revenue from catalog subscriptions, vary slightly from quarter to quarter due to the timing of data shipments and to variations in the recognition of revenue which does not directly correlate to software amortization expense, which is generally on a straight-line basis.
Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to an increase in non-billable catalog production costs. Management expects cost of catalog professional services to fluctuate from year to year depending on the mix of services sold, the portion of customizations which are billable and on the Company’s performance towards the contracted amount for customization projects.
Cost of revenue for marketing service subscriptions consists primarily of website setup labor, software amortization costs, postcards, printing and distribution costs. Cost of marketing services as a percentage of revenue decreased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to increased revenue from the Company’s Website products, which have a higher margin than the Company’s MailSmart™ products. Management expects gross margins, as a percent of revenue from marketing services, to increase over the prior year for the remainder of fiscal 2008, as customers renew their Website products, without incurring one-time start-up costs which are charged in the first year of sale.
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
Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased significantly for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to a decrease in telecommunication costs and software customization labor. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to remain relatively the same as the current quarter for the remainder of fiscal 2008.
Operating Expenses
The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s unaudited financial statements.
Operating Expenses
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2008	2007	% Chg	2008	2007	% Chg

Customer operations and support	$256	$276	(7%)	$536	$544	(1%)
Selling, general and administrative	2,304	2,101	10%	4,684	4,086	15%
Software development and technical support	339	359	(6%)	688	728	(5%)
Depreciation and amortization	186	110	70%	381	216	76%

Net operating expenses	$3,085	$2,846	8%	$6,289	$5,574	13%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to a decrease in temporary help used to support the Company’s products. Management expects customer operations and support costs to continue to be lower than the previous year for the remainder of fiscal 2008, due to the use of temporary help to support a new release of the Company’s catalog software in fiscal 2007.
Selling, general and administrative expenses (“SG&A”) increased for the three and six month periods ended January 31, 2008, compared to the same periods last year, as the Company invested in the outsourced finance & insurance (“F&I”) sales initiative in the North American market and operating costs for the California location, which was added to the Company with the OC-Net acquisition and provides website customization and support for the Company’s new WebsiteSmart Pro™ product. SG&A, as a percentage of revenue, decreased from 57% for the six month period ended January 31, 2007 to 55% for the same period this year, as the growth in revenue more than offset the increase in costs. The company discontinued the F&I operation in December, 2007 but incurred no significant costs associated with the closing, and expects to incur no addition costs related to this operation for the remainder of fiscal 2008. Management expects SG&A costs as a percentage of revenue to be lower than the previous year for the remainder of fiscal 2008, as the operating costs of the OC-Net acquisition will be included in both years and due to the discontinuation of the F&I initiative, although an acquisition, if one were to occur, could have a material impact on these results.
The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Software development and technical support costs decreased for the three and six month periods ended January 31, 2008, compared to the same period last year, primarily due to an increase in the allocation to cost of sales for professional services revenue driven, in turn, by demand for marketing professional services. Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant.
Depreciation and amortization expense increased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to the amortization of new software and equipment and the amortization of intangible assets associated with the OC-Net acquisition. Management expects depreciation and other amortization to stabilize in the second half of fiscal 2008 as the OC-Net acquisition is fully integrated.

Other Items
Interest expense includes both cash and non-cash interest. Interest paid was approximately $16,000 and $43,000 for the three and six month periods ended January 31, 2008, and $41,000 and $92,000 for the three and six month periods ended January 31, 2007, respectively. In addition, excess debt principal was amortized to offset interest expense by approximately $10,000 and $18,000 for the three and six month periods ended January 31, 2008 and $9,000 and $22,000 for the three and six month periods ended January 31, 2007, respectively.
Net income increased from $248,000 for the three month period ended January 31, 2007, to $335,000 for the three month period ended January 31, 2008 and from $473,000 for the six month period ended January 31, 2007, to $578,000 for the three month period ended January 31, 2008 primarily due to the increase in revenue, offset in part, by increased overhead. Management expects earnings to continue to increase over the prior year for the remainder of fiscal 2008.
Liquidity and Capital Resources
The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.
Cash Flow Information
(In thousands)

	Three months ended			Six months ended
	January 31			January 31
	2008	2007	% Chg	2008	2007	% Chg

Net income	$335	$248	35%	$578	$473	22%
Amortization of software products	187	198	(6%)	381	385	(1%)
Amortization of deferred finance costs and debt discount	10	(22)	145%	18	(33)	155%
Depreciation and other amortization	207	110	88%	402	216	86%
Stock based compensation related to stock options	37	42	(12%)	46	68	(32%)
Stock issued as contribution to 401(k) plan	—	—	—	37	42	(12%)
Net change in working capital	(722)	(464)	(56%)	(848)	(873)	3%

Net cash provided by operating activities	54	112	(52%)	614	278	121%
Net cash used in investing activities	(126)	(1,342)	91%	(255)	(1,554)	84%
Net cash used in financing activities	(245)	(322)	24%	(655)	(669)	2%
Effect of foreign currency exchange rate change on cash	3	—	100%	7	—	100%

Net change in cash	$(314)	$(1,552)	80%	$(289)	$(1,945)	85%

Net cash provided by operating activities decreased for the three month period ended January 31, 2008, compared to the same period last year, primarily due to changes in working capital. The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter. Net cash provided by operating activities increased for the six month period ended January 31, 2008, compared to the same period last year, primarily due to the increase in net income before depreciation and amortization.
Net cash used in investing activities decreased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to the acquisition of OC-Net in January, 2007 and the decrease in equipment expenditures in fiscal 2008. Management expects cash used in investing activities to continue to decrease compared to the prior year for the remainder of fiscal 2008, although there may be fluctuations quarter to quarter, depending on the timing of expenditures.
Net cash used in financing activities decreased for the three and six month periods ended January 31, 2008, compared to the same periods last year, primarily due to the decrease in debt, as described in Note 5 to the financial statements. Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.
At January 31, 2008, the Company had cash and cash equivalents of approximately $761,000 compared to approximately $1,050,000 at July 31, 2007.

Acquisitions
Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, six business acquisitions and one software asset acquisition have been completed, all of which have been fully integrated into the Company’s operations as of January 31, 2008.
The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of March 7, 2008.
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
ITEM 3. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective as of January 31, 2008.
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be involved in litigation relating to claims arising out of our operations in the usual course of business. The Company had no litigation relating to claims arising out of our operations in the usual course of business for the six month period ended January 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended January 31, 2008, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Company held its 2007 Annual Meeting of Shareholders on December 20, 2007.

(b)	Votes cast for the election of William C. Mortimore to serve as director until the 2010 Annual Shareholder’s Meeting were as follows:

For	5,012,705
Withheld authority to vote for	643,369
Votes cast for the election of Richard W. Weening to serve as director until the 2010 Annual Shareholder’s Meeting were as follows:

For	4,888,430
Withheld authority to vote for	767,644
(c)	Votes cast to amend the Corporation’s 2000 Stock Option Plan were as follows:

For	2,394,576
Against	908,816
Abstained	10,680
Votes cast to ratify the appointment of Wipfli LLP as ARI’s auditors for the year ending July 31, 2008 were as follows:

For	5,586,196
Against	28,625
Abstained	41,252
ITEM 5. OTHER INFORMATION
On March 13, 2008, the Company entered into an employment agreement (the “Agreement”) with Brian E. Dearing, the Chief Executive Officer of the Company. The Agreement provides that Mr. Dearing will continue as Chief Executive Officer for the term of the Agreement, unless subject to earlier termination as provided for in the Agreement or in the event that the Company’s Board recruits and hires a replacement chief executive officer, in which case Mr. Dearing will continue as the executive Chairman of the Board of the Company. In addition to the provisions described below, the Agreement contains customary confidentiality, non-competition and non-solicitation and other provisions.
The term of the Agreement is three years, subject to earlier termination in accordance with the terms of the Agreement. Following the three-year term, the Agreement will automatically be renewed for successive one-year periods unless terminated by either party prior to the third year of the employment term or the commencement of each renewal term. The Agreement provides that Mr. Dearing will receive an annual salary of $192,686.78; will continue to be eligible to participate in the Company’s Management Incentive Bonus Plan; will be eligible to participate in stock option plans and grants, if any, that are offered to senior executive/officer employees of the Company; and will be entitled to receive perquisites and benefits provided by the Company to its senior executives, subject to applicable eligibility criteria.
Under the Agreement, in the event that Mr. Dearing is terminated without “cause,” by death or “disability” or for “good reason” (as such terms are defined in the Agreement), Mr. Dearing will have the right to receive: (1) any unpaid base salary; (2) any earned but unpaid bonus due to him as of the effective date of the termination; (3) his base salary, at the rate in effect at the time of termination, through the remaining term of the Agreement; (4) a bonus for the remainder of the term of the Agreement, calculated in accordance with the Agreement; and (5) acceleration of all of his outstanding unvested options as of the date of the termination. If Mr. Dearing is terminated for “cause” or if he resigns from employment with the Company, or if the Agreement is not renewed, he will have the right to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination. If Mr. Dearing retires in accordance with the Company’s any retirement plan or policy for senior executive adopted by the Company, he will have the right to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination, and any additional benefits provided under the retirement plan or policy.
The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Agreement, which is attached to this Form 10-QSB as Exhibit 10.1 and incorporated herein by reference.
ITEM 6. EXHIBITS
10.1	Employment Agreement between the Company and Brian E. Dearing, dated as of March 13, 2008.

31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc. (Registrant)

Date:	March 17, 2008	/s/ Brian E. Dearing

Brian E. Dearing, Chief Executive Officer and Acting Chief Financial Officer