Form 10-Q
period 2008-04-30
ARI NETWORK SERVICES INC /WI
filed 2008-06-16
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________________ to ________________________

Commission file number 000-19608

ARI Network Services, Inc.

(Exact name of small business issuer as specified in its charter)

WISCONSIN	39-1388360
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11425 W. Lake Park Drive, Milwaukee, Wisconsin  53224
(Address of principal executive offices)

Issuer's telephone number (414) 973-4300

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑                      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                      NO ☑

As of June 7, 2008 there were 6,659,427 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE NINE MONTHS ENDED APRIL 30, 2008

Index

ITEM 1. FINANCIAL STATEMENTS

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except  share and per share data)

	(Unaudited)
ASSETS	April 30	July 31
	2008	2007
Current assets:
Cash and cash equivalents	$1,244	$1,050
Trade receivables, less allowance for doubtful accounts of $154 and $148 at April 30, 2008 and July 31, 2007, respectively	1,258	1,302
Work in Process	236	223
Prepaid expenses and other	334	291
Current portion of deferred income taxes	555	555
Total Current Assets	3,627	3,421

Equipment and leasehold improvements:
Computer equipment	5,370	5,324
Leasehold improvements	128	128
Furniture and equipment	2,810	2,749
	8,308	8,201
Less accumulated depreciation and amortization	7,394	6,991
Net equipment and leasehold improvements	914	1,210

Long term portion of deferred income taxes	1,539	1,539
Goodwill	1,079	1,079
Other assets	893	1,072

Capitalized software product costs	12,820	12,455
Less accumulated amortization	11,417	10,849
Net capitalized software product costs	1,403	1,606

Total Assets	$9,455	$9,927

Index

ARI Network Services, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30	July 31
	2008	2007
Current liabilities:
Current portion of notes payable	$233	$1,023
Accounts payable	393	703
Deferred revenue	4,967	5,619
Accrued payroll and related liabilities	1,087	962
Accrued sales, use and income taxes	66	28
Accrued vendor specific liabilities	219	175
Other accrued liabilities	262	124
Current portion of capital lease obligations	11	8
Total Current Liabilities	7,238	8,642

Long term liabilities:
Notes payable (net of discount)	314	479
Long term payroll related	77	55
Other long term liabilities	10	28
Capital lease obligations	8	5
Total Long Term Liabilities	409	567

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2008 and July 31, 2007	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,659,427 and 6,623,605 shares issued and outstanding at April 30, 2008 and July 31, 2007, respectively	7	7
Common stock warrants and options	260	195
Additional paid-in-capital	94,679	94,627
Accumulated deficit	(93,086)	(94,091)
Other accumulated comprehensive income (loss)	(52)	(20)
Total Shareholders' Equity	1,808	718

Total Liabilities and Shareholders' Equity	$9,455	$9,927

See notes to unaudited condensed consolidated financial statements.

Note:  The balance sheet at July 31, 2007 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Index

ARI Network Services, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	April 30		April 30
	2008	2007	2008	2007
Net revenues:
Subscriptions, support and other services fees	$2,906	$2,916	$8,863	$8,333
Software licenses and renewals	549	547	1,598	1,665
Professional services	703	638	2,143	1,297
	4,158	4,101	12,604	11,295
Cost of products and services sold:
Subscriptions, support and other services fees	222	282	816	888
Software licenses and renewals *	197	253	595	655
Professional services	255	296	790	418
	674	831	2,201	1,961
Gross Margin	3,484	3,270	10,403	9,334

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in costof products and services sold)	180	203	561	419
Customer operations and support	252	298	788	842
Selling, general and administrative	2,292	2,491	6,976	6,577
Software development and technical support	333	450	1,021	1,178
Net operating expenses	3,057	3,442	9,346	9,016

Operating income	427	(172)	1,057	318
Other income (expense):
Interest expense	(14)	(40)	(75)	(110)
Other, net	5	16	15	77
Total other expense	(9)	(24)	(60)	(33)
Income before provision for income taxes	418	(196)	997	285
Income tax benefit (provision)	9	(9)	8	(17)
Net income	$427	$(205)	$1,005	$268

Average common shares outstanding:
Basic	6,659	6,444	6,650	6,320
Diluted	7,069	6,844	7,060	6,720

Basic and diluted net income per share:
Basic	$0.06	$(0.03)	$0.15	$0.04
Diluted	$0.06	$(0.03)	$0.14	$0.04

See notes to unaudited condensed consolidated financial statements.

*	Includes amortization of software products of $187, $213, $568 and $598, respectively and excludes other depreciation and amortization, which is shown separately

Index

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	April 30
	2008	2007
Operating activities
Net income	$1,005	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	568	598
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	22	(22)
Depreciation and other amortization	561	419
Stock based compensation related to stock options	65	109
Stock issued as contribution to 401(k) plan	37	42
Net change in receivables, prepaid expenses and other current assets	-	(428)
Net change in accounts payable, deferred revenue, Accrued liabilities and long term liabilities	(683)	61
Net cash provided by operating activities	1,575	1,047

Investing activities
Purchase of equipment and leasehold improvements	(63)	(629)
Purchase of assets related to acquisition	-	(1,179)
Software product costs capitalized	(365)	(247)
Net cash used in investing activities	(428)	(2,055)

Financing activities
Payments under notes payable	(977)	(1,145)
Payments of capital lease obligations	(4)	-
Proceeds from issuance of common stock	15	37
Net cash used in financing activities	(966)	(1,108)

Effect of foreign currency exchange rate changes	13	-

Net increase (decrease) in cash and cash equivalents	194	(2,116)
Balance at beginning of period	1,050	3,584
Balance at end of period	$1,244	$1,468

Cash paid for interest	$88	$137
Cash paid for income taxes	$3	$20

Noncash investing and financing activities
Issuance of common stock in connection with acquisition	$-	$707
Capital lease obligations incurred for computer equipment	10	-
Debt issued in connection with acquisitions	-	700
Debt assumed in connection with acquisition	-	37
Accrued liabilities related to acquisition	-	175
Stock based compensation related to stock options	65	109

See notes to unaudited condensed consolidated financial statements.

Index

Notes to Condensed Consolidated Financial Statements
(Unaudited)
April 30, 2008

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended July 31, 2007.

The financial statements include the accounts of ARI Network Services, Inc. (the “Company”) and its wholly owned subsidiaries, ARI Europe B. V.  and ARI Outsourced F&I Center, LLC. All inter-company transactions and balances have been eliminated.

The Company’s outsourced F&I center was suspended in December, 2007, although the LLC remains in place and the Company may re-initiate operations at a future date.  The Company incurred no significant costs associated with the closing of this office, and expects to incur no additional costs related to this operation for the remainder of fiscal 2008.

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

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of the Company’s outstanding stock options and warrants that are in the money were exercised (calculated using the treasury stock method).  The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended		Nine months ended
	April 30		April 30
	2008	2007	2008	2007
Net income (loss)	$427	$(205)	$1,005	$268

Weighted average common shares outstanding	6,659	6,444	6,650	6,320
Dilutive effect of stock options and warrants	410	400	410	400
Diluted weighted average common shares outstanding	7,069	6,844	7,060	6,720

Net income (loss) per share:
Basic	$0.06	$(0.03)	$0.15	$0.04
Diluted	$0.06	$(0.03)	$0.14	$0.04

Shares attributable to outstanding stock options that were excluded from the calculation of diluted earnings per share because their  inclusion would have been anti-dilutive were 677,753 and 319,437 for the three and nine month periods ended April 30, 2008 and 2007, respectively.

3.	STOCK-BASED COMPENSATION

Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”), for its stock option and stock purchase plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.  Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at April 30, 2008.  Total stock compensation expense recognized by the Company during the three month periods ended April 30, 2008 and 2007 was approximately $19,000 and $41,000.  For the nine month periods ended April 30, 2008 and 2007 the expense was $65,000 and $109,000.  As of April 30, 2008 and 2007 there was approximately $96,000 and $196,000 of total unrecognized compensation cost related to nonvested options granted under the plans.

Index

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

As stock-based compensation expense recognized in our results for the three and nine months ended April 30, 2008 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2007, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123.

The fair value of each option grant is estimated using the assumptions in the following table:

	Three months ended April 30,		Nine months ended April 30,
	2008	2007	2008	2007
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	4.88%	4.88%	4.88%	4.88%
Expected volatility	102%	124%	102%	124%
Expected dividend yield	0%	0%	0%	0%

Employee Stock Purchase Plans

The Company’s 1992 Employee Stock Purchase Plan had 62,500 shares of common stock reserved for issuance, and all 62,500 shares have been issued. The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 154,322 of the shares have been issued as of April 30, 2008. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

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

Index

Changes in option shares under the 1991 Plan during the:

	Three months ended April 30, 2008				Three months ended April 30, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	125,186	$2.30	1.39	-	145,686	$2.27	2.34	$13,125
Granted	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Outstanding at end of period	125,186	$2.30	1.14	-	145,686	$2.27	2.09	$13,125
Exercisable at end of period	125,186	$2.30	1.14	-	145,686	$2.27	2.09	$13,125

	Nine months ended April 30, 2008				Nine months ended April 30, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	125,686	$2.30	1.89	-	146,686	$2.28	2.85	$13,125
Granted	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-
Forfeited	(500)	$4.06	-	-	(1,000)	$3.25	-	-
Outstanding at end of period	125,186	$2.30	1.14	-	145,686	$2.27	2.09	$13,125
Exercisable at end of period	125,186	$2.30	1.14	-	145,686	$2.27	2.09	$13,125

The range of exercise prices for options outstanding at April 30, 2008 and 2007 was $2.06 to $9.06 and $2.00 to $9.06, respectively.

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

Index

Changes in option shares under the Director Plan during the:

	Three months ended April 30, 2008				Three months ended April 30, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	1,313	$2.65	2.47	-	1,313	$2.65	3.72	$152
Granted	-	-			-	-
Exercised	-	-			-	-
Forfeited	-	-			-	-
Outstanding at end of period	1,313	$2.65	2.22	-	1,313	$2.65	3.22	-
Exercisable at end of period	1,313	$2.65	2.22	-	1,313	$2.65	3.22	$152

	Nine months ended April 30, 2008				Nine months ended April 30, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	1,313	$2.65	2.97	-	1,313	$2.65	3.97	$152
Granted	-	-			-	-
Exercised	-	-			-	-
Forfeited	-	-			-	-
Outstanding at end of period	1,313	$2.65	2.22	-	1,313	$2.65	3.22
Exercisable at end of period	1,313	$2.65	2.22	-	1,313	$2.65	3.22	$152

The range of exercise prices for options outstanding at April 30, 2008 and 2007 was $2.00 to $3.56.

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

Index

Changes in option shares under the 2000 Plan during the:

	Three months ended April 30, 2008				Three months ended April 30, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	890,975	$1.52	6.43	$289,823	1,082,850	$1.43	7.10	$688,028
Granted	-	-	-	-	750	$1.53	-	-
Exercised	-	-	-	-	(13,750)	$.75	-	-
Forfeited	(8,500)	$2.00	-	-	(25,374)	$1.38	-	-
Outstanding at end of period	882,475	$1.51	6.16	$167,802	1,044,476	$1.44	6.85	$654,011
Exercisable at end of period	730,329	$1.45	5.71	$166,124	802,080	$1.34	6.32	$588,159

	Nine months ended April 30, 2008				Nine months ended April 30, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	1,013,100	$1.45	6.61	$320,062	1,054,350	$1.35	7.27	$814,975
Granted	35,500	$1.63	-	-	111,000	$2.02	-	-
Exercised	-	-	-	-	(34,126)	$.48	-	-
Forfeited	(166,125)	$1.15	-	-	(86,748)	$1.43	-	-
Outstanding at end of period	882,475	$1.51	6.16	$167,802	1,044,476	$1.44	6.85	$654,011
Exercisable at end of period	730,329	$1.45	5.71	$166,124	802,080	$1.34	6.32	$588,159

Changes in non-vested option shares under the 2000 Plan during the:

	Three months ended April 30, 2008		Three months ended April 30, 2007
	Options	Wt-Avg Grant Date Fair Value	Options	Wt-Avg Grant Date Fair Value
Non-vested at beginning of period	158,364	$1.80	265,238	$1.74
Granted	-	-	750	$1.96
Vested	-	-	-
Forfeited	(6,218)	$2.00	(23,592)	$1.27
Non-vested at end of period	152,146	$1.79	242,396	$1.79

	Nine months ended April 30, 2008		Nine months ended April 30, 2007
	Options	Wt-Avg Grant Date Fair Value	Options	Wt-Avg Grant Date Fair Value
Non-vested at beginning of period	137,675	$1.79	188,799	$1.59
Granted	35,500	$1.63	111,000	$2.02
Vested	-	-	-	-
Forfeited	(21,029)	$1.50	(57,403)	$1.60
Non-vested at end of period	152,146	$1.79	242,396	$1.79

The range of exercise prices for options outstanding at April 30, 2008 and 2007 was $0.15 to $2.735.

Index

4.	ACQUISITIONS

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

The purchase price of this acquisition has been allocated to specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities as determined by an independent valuation.  These include capitalized software to be amortized over 4 years and intangibles related to customer relationships and  assembled and trained workforce to be amortized over 5 years as well as goodwill.  In addition, the final purchase price will be determined upon the settlement of the contingencies outlined in the Stock Purchase Agreement relating to the transaction.  As noted above, a total of $400,000 of the total purchase price was subject to contingencies, of which $250,000 was paid in February 2008. It was determined that it was more likely than not that the contingencies associated with the remaining $150,000 would be resolved such that the Company would owe this amount.  Accordingly, this amount has been recorded as a liability.

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

The following table shows actual results of operations for the three and nine month periods ended April 30, 2008 and unaudited pro forma results of operations for the three and nine months ended April 30, 2007, which assumes the acquisition of the OC-Net business occurred at the beginning of those periods:

	Pro Forma Results
	(in thousands, except per share data)

	Three months ended		Nine months ended
	April 30		April 30
	2008	2007	2008	2007
	Actual	Pro Forma	Actual	Pro Forma
Revenues	$4,158	$4,101	$12,604	$11,954
Net income	$428	$(205)	$1,005	$20
Earnings per share	$0.06	$(0.03)	$0.15	$0.00
Earnings per diluted share	$0.06	$(0.03)	$0.14	$0.00

The actual and pro forma information are the same for the three months ended April 30, 2007, as the acquisition of the OC-Net business occurred prior to this period.  The pro forma information for the nine months ended April 30, 2007 does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

Index

5.	NOTES PAYABLE

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited financial statements.

Debt Schedule
(In thousands)

	April 30	July 31
	2008	2007	Net
	(Unaudited)	(Audited)	Change
Note payable to WITECH:
Current portion of note payable	$-	$50	$(50)
Long term portion of note payable	-	-	-
Total note payable to WITECH	-	50	(50)

Notes payable to New Holders:
Current portion of notes payable	-	500	(500)
Long term portion of notes payable	-	-	-
Total face value of notes payable to New Holders	-	500	(500)
Carrying value in excess of face value of notes payable	-	4	(4)
Debt discount (common stock warrants and options)	-	(3)	3
Total carrying value of notes payable to New Holders	-	501	(501)

Debt related to acquisition of OC-Net:
Current portion of notes payable	233	233	-
Long term portion of notes payable	173	350	(177)
Total notes payable	406	583	(177)
Current cash earn out	-	250	(250)
Long term cash holdback	150	150	-
Imputed interest on cash earn out/holdback	(9)	(32)	23
Total debt related to acquisition of OC-Net	547	951	(404)

Total debt	$547	$1,502	$(955)

On April 24, 2003, the Company restructured its debt.  In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”).  The interest rate on the New Notes was prime plus 2%, adjusted quarterly.  The New Notes were payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 at the prime interest rate plus 2%.  The New Notes were paid in full on December 31, 2007.

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

The Company issued $700,000 of notes and $400,000 of future contingent payments in connection with the OC-Net acquisition.  The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 8.00% as of April 30, 2008).  The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through April 30, 2010.  The notes do not contain any financial covenants.  The Company paid $250,000 of the future contingent payments in February, 2008, and the remaining $150,000 is due in January, 2009.

6.	LINE OF CREDIT

On July 9, 2004, the Company entered into a line of credit with JPMorgan Chase, N.A. which, as since amended, permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,000,000, and bears interest at prime rate.  Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date.  The line of credit terminates July 9, 2008, and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  As of April 30, 2008, there were no borrowings on the line of credit.

Index

7.	SHAREHOLDER RIGHTS PLAN

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

8.	INCOME TAXES

The provision for income taxes is composed of the following (in thousands):

	Three months ended		Nine months ended
	April 30		April 30
	2008	2007	2008	2007
Current:
Federal	$164	$140	$193	$323
State	45	32	53	83
Deferred	-	-	-	-
Generation / (utilization) of net operating loss carry-forwards, net of change in valuation allowance	(200)	(163)	(238)	(389)
Income tax provision	$9	$9	$8	$17

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

The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for  Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), on August 1, 2007. The implementation of FIN 48 did not have a significant impact on our results of operations or financial position and therefore no amounts were reserved for uncertain tax positions as of April 30, 2008.

9.	BUSINESS SEGMENTS

The Company’s business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has segregated the Netherlands operation and the US operations into separate reportable segments. (Refer to Note 1, “Description of Business and Significant Accounting Policies” to the financial statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended July 31, 2007, for a description of segment operations and the accounting policies for each of the segments.) We evaluate the performance of and allocate resources to each of the segments based on their operating results excluding interest and taxes.

Index

Information concerning the Company’s operating business segments for fiscal 2008 and 2007 is as follows:

Business Segment Information
(In Thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2008	2007	Change	2008	2007	Change
Revenue
Netherlands	$189	$181	4%	$527	$510	3%
United States	3,969	3,920	1%	12,077	10,785	12%
Consolidated	4,158	4,101	1%	12,604	11,295	12%
Earnings (loss)
Netherlands	$(107)	$(206)	(48%)	$(283)	$(518)	(45%)
United States	534	1	51,463%	1,288	786	64%
Consolidated	427	(205)	(308%)	1,005	268	275%

	April 30	July 31	Percent
	2008	2007	Change
Total Assets
Netherlands	$224	$309	(28%)
United States	9,231	9,618	(4%)
Consolidated	9,455	9,927	(5%)

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenue for the three and nine month periods ended April 30, 2008 increased $57,000 or 1% and $1,309,000 or 12%, respectively, compared to the same periods last year, primarily due to an increase in revenues from the Company’s marketing services.  All of the three month growth and approximately 50% of the nine month growth was organic.  Approximately half of the nine month growth was from the OC-Net acquisition.  Operating income increased $599,000 or 348% for the three months ended April 30, 2008, primarily due to an overall decrease in spending and $739,000 or 232% for the nine months ended April 30, 2008, compared to the same periods last year, primarily due to an increase in revenue.  Over $300,000 of the reduced spending was due to non-recurring expenses incurred in fiscal 2007 for distribution, development and support costs associated with fixing a major new release of the Company’s catalog product, non-capitalized merger and acquisition costs and severance for management that was not replaced.  Net income increased $632,000 or $0.10 per basic share for the three months ended April 30, 2008 and $737,000 or $0.11 per basic share for the nine months ended April 30, 2008, compared to the same periods last year.  Essentially all of the growth in net income was organic, as pro forma net income, taking into account the OC-Net acquisition for the three and nine month periods ended April 30, 2007, would have been less than reported net income for the period.  Management expects earnings to continue to increase over the prior fiscal year for the remainder of fiscal 2008.

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

Index

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

Stock-Based Compensation

Effective August 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment – an Amendment of FASB Statement Nos. 123 and 95, for its stock option and stock purchase plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Revenues

The Company is a leading provider of electronic parts catalogs and related technology and services to increase sales and profits for dealers, distributors and manufacturers in the manufactured equipment market.  The Company currently provides 97 catalogs of manufactured equipment from 76 manufacturers via CD-Rom to approximately 20,000 dealers (and to others via the worldwide web) in approximately 89 countries in 12 segments of the worldwide manufactured equipment market including outdoor power, power sports, motorcycles, agricultural equipment, marine, recreation vehicles (“RV”), floor maintenance, auto and truck parts after-market, construction, and others primarily in the U.S., Canada, Europe and Australia.  Collectively, dealers and distributors have approximately 70,000 CD catalog subscriptions and there are many others who use our web products to view their data.  The Company supplies three types of software and services: (1) robust Web and CD-ROM interactive electronic parts catalogs, (2) marketing services including custom and template-based website services and technology-enabled direct mail services and e-mail marketing services and (3) communication or transaction services.

Index

The following table shows the products and services that the Company offers, a brief description of them and the industries where they are currently in use.

Electronic Catalog Products And Related Services
Product or Service	Description	Primary Industry/Market
PartSmart Classic™	Electronic parts catalog for equipment dealers, formerly PartSmart Version 6	Equipment- all sub-markets except RV
PartSmart®	Electronic parts catalog for equipment dealers	Equipment- all sub-markets except RV
PartSmart Web™	Web based electronic parts catalog, formerly EMPARTweb	Equipment - all sub-markets
Lookupparts.com	PartSmart Web-based lookup service offered to dealers on a subscription basis	Equipment - all sub-markets except RV
PartSmart Web™ ASP	Electronic parts catalog viewing software offered as a hosted service for individual distributors and manufacturers, formerly EMPARTweb ASP	Equipment - all sub-markets
PartSmart Cart™	Add-on product to PartSmart Web that facilitates order taking from the catalog	Equipment - all sub-markets
PartSmart Data Manager™	Electronic parts catalog creation software used to produce catalogs for viewing on PartSmart Classic, PartSmart 8, and PartSmart Web	Equipment - all sub-markets
PartSmart Data Publisher™	Add-on product to PartSmart Data Manager that facilitates the creation of a file of parts and related information for use in PartSmart PDF Catalog Composer Module	Equipment – all sub-markets
PartSmart PDF Catalog Composer™ Module
Add-on product to PartSmart Data Manager that facilitates the creation of a parts manual, price sheet or other parts-related publications in the Adobe Acrobat format for printing, electronic distribution or online display
Equipment – all sub-markets
Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment - all sub-markets
EMPARTviewer™	Electronic parts catalog viewing software	Equipment - RV
WarrantySmart™
Web-based end-to-end warranty claims processing system that enables dealers, distributors and manufacturers to streamline product registration and warranty claim submission and processing, as well as check claim status online
Equipment – all sub-markets
Professional services	Project management, software customization, data conversion, back-end system integration, roll-out management, and help desk support services	Equipment - all sub-markets

MARKETING SERVICES
Product or Service	Description	Primary Industry/Market
WebsiteSmart Pro™	Software to create customized websites and conduct business electronically, including optional shopping cart, superseding WebsiteSmart	Equipment – primarily outdoor power, power sports
WebsiteSmart™	Software to create customized websites and conduct business electronically, including optional shopping cart	Equipment – primarily outdoor power, power sports
Professional Services	Large-scale website creation, hosting and maintenance services	Equipment – all sub-markets
ARI MailSmart™	Direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment – all sub-markets
eMailSmart™	Email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter	Equipment – all sub-markets
Content Management Services	Add-on solution to WebsiteSmart and Website Smart Pro that automatically updates a website with Weather Alerts, promotions based on customer seasonality and supplier promotions	Equipment – all sub-markets

Index

eCommERCE Products and Services
Product or Service	Description	Primary Industry/Market
TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment - Outdoor power and RV

As part of its historical business practice, the Company continues to provide electronic transaction services to the North American agribusiness industry, representing approximately 4% of total revenue for the nine months ended April 30, 2008.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.  In the table below, revenue is categorized by customer location, rather than by ARI subsidiary.  Since some non-North American customers are billed from the US subsidiary, the presentation is different from the segment reporting in Note 9 above.

Revenue by Location and Service
(In Thousands)

	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2008	2007	Change	2008	2007	Change

North American
Catalog subscriptions	$2,435	$2,503	(3%)	$7,464	$7,711	(3%)
Catalog professional services	311	329	(5%)	920	923	0%
Marketing services	588	536	10%	1,705	1,047	63%
Marketing professional services	373	230	62%	1,201	230	422%
Dealer & distributor communications	181	165	10%	496	512	(3%)
Subtotal	3,888	3,763	3%	11,786	10,423	13%

Rest of the World
Catalog subscriptions	268	257	4%	813	727	12%
Catalog professional services	2	81	(98%)	5	145	(97%)
Subtotal	270	338	(20)%	818	872	(6%)

Total Revenue
Catalog subscriptions	2,703	2,760	(2%)	8,277	8,438	(2%)
Catalog professional services	313	410	(24%)	925	1,068	(13%)
Marketing services	588	536	10%	1,705	1,047	63%
Marketing professional services	373	230	62%	1,201	230	422%
Dealer & distributor communications	181	165	10%	496	512	(3%)
Total	$4,158	$4,101	1%	$12,604	$11,295	12%

North America

Catalog Subscriptions

North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, hosting and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada.  Catalog subscription revenues decreased for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to the non-renewal of two significant OEM customers, who subscribed in bulk on behalf of their dealers.  Catalog subscription renewals from the Company’s North American dealers were approximately 89% for the nine months ended April 30, 2008.  Management expects revenues from catalog subscriptions in North America to decline for the remainder of fiscal 2008 compared to the prior year due to these lost bulk subscriptions.

Index

Catalog Professional Services

Revenues from the Company’s North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers in the United States and Canada.  Revenues from catalog professional services in North America decreased slightly for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to less professional services revenue for catalog updates.  Management expects revenues from catalog professional services in North America to decrease somewhat for the remainder of fiscal 2008 compared to the prior year as the Company focuses more of its sales efforts in marketing services.

Marketing Services

Revenues from the Company’s North American marketing service subscriptions are derived from set-up, postage, hosting, access fees and commissions for on-line sales charged to dealers, distributors and manufacturers in the United States and Canada for the Company’s website products and services.  Revenues from marketing services in North America increased for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to increased sales of the Company’s Website Smart Pro™ (acquired as part of the OC-Net transaction) as a result of the Company’s investments in sales and marketing for the marketing services business.  Revenues from Website Smart Pro™ are included in Marketing services beginning January 27, 2007.  Management expects revenues from marketing services in North America to continue to increase for the remainder of fiscal 2008, compared to the prior year, due to new sales as the Company continues to focus its resources in this market.

Marketing Professional Services

Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States.  Revenues from marketing services in North America increased primarily from customization of websites related to contracts acquired with OC-Net.  Management believes that this area represents an opportunity for growth in the future through selling new contracts.

Dealer and Distributor Communications

Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry.  Dealer and distributor communication revenues increased for the three month period ended April 30, 2008 primarily due to the settlement of a previously uncollectible receivable but decreased for the nine month period ended April 30, 2008, compared to the same periods last year, primarily due to a decline in the base of customers as the Company focused the business primarily on its catalog products in the equipment industry.  Management expects revenues from dealer and distributor communication products will be a declining percentage of total revenue for the remainder of fiscal 2008, compared to the prior year.

Rest of the World

Catalog Subscriptions

Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products.  Catalog subscription revenues for the rest of the world increased for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to delays in fiscal 2007 of two manufacturer renewals.  These manufacturers canceled, then re-subscribed, resulting in the associated revenues not being recorded last year and retroactive revenues being recorded this year.  Management expects catalog subscription revenues from the rest of the world to continue to increase for the remainder of fiscal 2008, compared to the prior year, due to the timing of renewals.

Catalog Professional Services

Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers that do not reside in North America.  Revenues from catalog professional services in the rest of the world has decreased significantly for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to the lack of sales to manufacturers. Management expects revenues from catalog professional services in the rest of the world to continue at approximately the current rate for the remainder of fiscal 2008 unless a new manufacturer sale is completed.

Index

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold which is derived from the Company's unaudited financial statements.

Cost of Products and Services Sold as a Percent of Revenue by Revenue Type
(In thousands)

	Three months ended			Nine months ended
	April 30			April 30
	2008	2007	% Chg	2008	2007	% Chg
Catalog subscriptions
Revenue	$2,703	$2,760	(2%)	$8,277	$8,438	(2%)
Cost of revenue	265	286	(7%)	923	859	7%
Cost of revenue as a percent of revenue	10%	10%		11%	10%

Catalog professional services
Revenue	313	410	(24%)	925	1,068	(13%)
Cost of revenue	138	210	(34%)	389	448	(13%)
Cost of revenue as a percent of revenue	44%	51%		42%	42%

Marketing services subscriptions
Revenue	588	536	10%	1,705	1,047	63%
Cost of revenue	139	244	(43%)	487	511	(5%)
Cost of revenue as a percent of revenue	24%	46%		29%	49%

Marketing professional services
Revenue	373	230	62%	1,201	230	422%
Cost of revenue	129	75	72%	391	75	421%
Cost of revenue as a percent of revenue	35%	33%		33%	33%

Dealer and distributor communications
Revenue	181	165	10%	496	512	(3%)
Cost of revenue	4	16	(75%)	10	68	(85%)
Cost of revenue as a percent of revenue	2%	10%		2%	13%

Total
Revenue	$4,158	$4,101	1%	$12,604	$11,295	12%
Cost of revenue	$674	831	(19%)	2,201	1,961	12%
Cost of revenue as a percent of revenue	16%	20%		17%	17%

Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs.  Cost of catalog subscriptions as a percentage of revenue remained relatively the same for the three and nine month periods ended April 30, 2008, compared to the same periods last year.  Management expects gross margins may, as a percent of revenue from catalog subscriptions, vary slightly from quarter to quarter due to the timing of data shipments and to variations in the recognition of revenue which does not directly correlate to software amortization expense, which is generally on a straight-line basis.

Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three month period ended April 30, 2008, compared to the same period last year, primarily due to an increase in non-billable catalog production costs in the third quarter of fiscal 2008.  Cost of professional services as a percentage of revenue remained relatively the same for the nine month period ended April 30, 2008, compared to the same period last year.  Management expects cost of catalog professional services to fluctuate from year to year depending on the mix of services sold, the portion of customizations which are billable and on the Company’s performance towards the contracted amount for customization projects.

Index

Cost of revenue for marketing service subscriptions consists primarily of website setup labor, software amortization costs, postcards, printing and distribution costs. Cost of marketing services as a percentage of revenue decreased for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to increased revenue from the Company’s Website products, which have a higher margin than the Company’s MailSmart™ products.  Management expects gross margins, as a percent of revenue from marketing services, to increase over the prior year for the remainder of fiscal 2008, as customers renew their Website products, without incurring one-time start-up costs which are charged in the first year of sale.

Cost of revenues for marketing professional services consists of website customization labor associated primarily with new contracts acquired with OC-Net in January 2007.  Cost of revenues for marketing professional services as a percentage of revenue remained relatively the same for the three and nine month periods ended April 30, 2008, compared to the same periods last year.  Management expects cost of marketing professional services to fluctuate from year to year depending on the Company’s performance towards the contracted amount for customization projects and the actual labor rates negotiated in customer contracts.

Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor.  Cost of dealer and distributor communications as a percentage of revenue decreased significantly for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to a decrease in telecommunication costs and software customization labor.  Management expects gross margins, as a percent of revenue from dealer and distributor communications, to remain relatively the same as the current quarter for the remainder of fiscal 2008.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

Operating Expenses
(In thousands)

	Three months ended			Nine months ended
	April 30			April 30
	2008	2007	% Chg	2008	2007	% Chg

Customer operations and support	$252	$298	(15%)	$788	$842	(6%)
Selling, general and administrative	2,292	2,491	(8%)	6,976	6,577	6%
Software development and technical support	333	450	(26%)	1,021	1,178	(13%)
Depreciation and amortization	180	203	(11%)	561	419	34%
Net operating expenses	$3,057	$3,442	(11%)	$9,346	$9,016	4%

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs.  Customer operations and support costs decreased for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to a decrease in temporary help used to support the Company’s products.  Management expects customer operations and support costs to continue to be lower than the previous year for the remainder of fiscal 2008, due to the use of temporary help to support a new release of the Company’s catalog software in fiscal 2007.

Selling, general and administrative expenses (“SG&A”) decreased for the three month period ended April 30, 2008, compared to the same period last year, as the Company reduced its expenses in the Netherlands office.  SG&A increased for the nine month period ended April 30, 2008, compared to the same period last year, as a result of the Company’s investment in the outsourced finance & insurance (“F&I”) sales initiative in the North American market and operating costs for the California location in the first half of fiscal 2008.  The California location was added to the Company with the OC-Net acquisition and provides website development, customization and support for the Company’s new WebsiteSmart Pro™ product. SG&A, as a percentage of revenue, decreased from 58% for the nine month period ended April 30, 2007 to 55% for the same period this year, as the growth in revenue more than offset the increase in costs.  The Company discontinued the F&I operation in December, 2007 but incurred no significant costs associated with the closing, and expects to incur no addition costs related to this operation for the remainder of fiscal 2008.  Management expects SG&A costs as a percentage of revenue to be lower than the previous year for the remainder of fiscal 2008, as the operating costs of the OC-Net acquisition will be included in both years and due to the discontinuation of the F&I initiative.  An acquisition, if one were to occur, could have a material impact on these results.

The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications.  Software development and technical support costs decreased for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to an increase in the allocation to cost of sales for professional services revenue driven, in turn, by demand for marketing professional services.  Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant.

Index

Depreciation and amortization expense decreased for the three month period ended April 30, 2008, compared to the same period last year, primarily due to software and equipment purchased in previous years becoming fully amortized.  Depreciation and amortization expense increased for the nine month period ended April 30, 2008, compared to the same period last year, primarily due to the amortization of intangible assets associated with the OC-Net acquisition.  Management expects depreciation and other amortization to remain relatively the same as last year for the remainder of fiscal 2008.

Other Items

Interest expense includes both cash and non-cash interest.  Interest paid was approximately $14,000 and $88,000 for the three and nine month periods ended April 30, 2008, and $45,000 and $137,000 for the three and nine month periods ended April 30, 2007, respectively.  In addition, excess debt principal was amortized to offset interest expense by approximately $4,000 and $22,000 for the three and nine month periods ended April 30, 2008 and $11,000 and ($22,000) for the three and nine month periods ended April 30, 2007, respectively.

Net income increased from a loss of $205,000 for the three month period ended April 30, 2007, to net income of $427,000 for the three month period ended April 30, 2008 and from net income of $268,000 for the nine month period ended April 30, 2007, to $1,005,000 for the nine month period ended April 30, 2008 primarily due to the increase in revenue, offset in part, by increased overhead. Management expects earnings to continue to increase over the prior year for the remainder of fiscal 2008.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.

Cash Flow Information
(In thousands)

	Three months ended				Nine months ended
	April 30				April 30
	2008	2007		% Chg	2008	2007		% Chg
Net income	$427		$(205)	308%	$1,005		$268	275%
Amortization of software products	187		213	(12%)	568		598	(5%)
Amortization of deferred finance costs and debt discount	4		11	(64%)	22		(22)	200%
Depreciation and other amortization	159		203	(22%)	561		419	34%
Stock based compensation related to stock options	19		41	(54%)	65		109	(40%)
Stock issued as contribution to 401(k) plan	-		-	-	37		42	(12%)
Net change in working capital	165		506	(67%)	(683)		(367)	(86%)
Net cash provided by operating activities	961		769	25%	1,575		1,047	50%
Net cash used in investing activities	(173)		(501)	65%	(428)		(2,055)	79%
Net cash used in financing activities	(311)		(439)	29%	(966)		(1,108)	13%
Effect of foreign currency exchange rate change on cash	6		-	100%	13		-	100%
Net change in cash	$483	$	(171)	382%	$194	$	(2,116)	109%

Net cash provided by operating activities increased for the three month period ended April 30, 2008, compared to the same period last year, primarily due to the increase in net income, offset in part by changes in working capital.  The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter.  Net cash provided by operating activities increased for the nine month period ended April 30, 2008, compared to the same period last year, primarily due to the increase in net income.  Management expects net cash provided by operating activities to continue to increase over the prior year for the remainder of fiscal 2008.

Net cash used in investing activities decreased for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to the acquisition of OC-Net in January, 2007 and the decrease in equipment expenditures in fiscal 2008.  Cash used in investing activities may fluctuate from quarter to quarter, depending on the timing of capital expenditures and acquisitions.

Net cash used in financing activities decreased for the three and nine month periods ended April 30, 2008, compared to the same periods last year, primarily due to the decrease in debt, as described in Note 5 to the financial statements.  Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Index

At April 30, 2008, the Company had cash and cash equivalents of approximately $1,244,000 compared to approximately $1,050,000 at July 31, 2007.

Acquisitions

Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources.  Since the program’s inception, six business acquisitions and one software asset acquisition have been completed, all of which have been fully integrated into the Company’s operations as of April 30, 2008.

The business development program is still an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 7, 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK– Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in the reports filed by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of April 30, 2008.

There have been no changes in the Company’s  internal control over financial reporting identified in connection with the evaluation discussed above that occurred during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

 PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the usual course of business.  The Company had no litigation relating to claims arising out of its operations in the usual course of business for the nine month period ended April 30, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2008, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.

ITEM 5.  OTHER INFORMATION – None.

ITEM 6.  EXHIBITS

10.1	2000 Stock Option Plan, as amended.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Acting Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Acting Chief Financial Officer.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc.
(Registrant)

Date:	June 16, 2008	/s/ Roy W. Olivier
Roy W. Olivier, Chief Executive Officer

/s/ Brian E. Dearing
Brian E. Dearing, Chairman of the Board and Acting Chief Financial Officer