Form 10-K
period 2008-07-31
ARI NETWORK SERVICES INC /WI
filed 2008-10-29
CIK 879796

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________  to  _____________________________

Commission file number 000-19608

ARI Network Services, Inc.
(Name of small business issuer in its charter)

WISCONSIN	39- 1388360
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11425 W. Lake Park Drive, Milwaukee, Wisconsin  53224
(Address of principal executive office)

Issuer's telephone number (414) 973-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes   ☐  No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  ☐  No   ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☑

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No   ☑

As of  January 31, 2008, the aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ bulletin board) was approximately $11.2 million.

As of October 16, 2008, there were 6,971,927 shares of the registrant’s shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2008, for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

ARI Network Services, Inc.

FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2008
INDEX

Index

PART I

Item 1. Description of Business

ARI Network Services, Inc. (the “Company” or “ARI”) is a leading provider of electronic parts catalogs, website solutions and related technology and services to increase sales, efficiency and customer satisfaction for dealers, distributors and manufacturers in various markets.

Manufacturers and distributors drive revenue and efficiency gains by leveraging ARI’s dealer relationships, and look to ARI as a partner to reach their dealers. Dealers rely on ARI’s extensive network of manufacturer and distributor relationships and leverage this network into content and solutions which result in revenue and efficiency gains.

The Company provides robust Internet-based and CD-ROM interactive electronic parts catalogs of manufactured equipment to over 24,000 dealers in approximately 85 countries.  It serves dealers in various market segments including outdoor power, power sports, appliance, agricultural, marine, recreation vehicles, floor maintenance, auto and construction. The Company also supplies eCommerce-enabled websites, direct mail custom marketing and technology-related services.

ARI operates primarily in two business segments:  the United States and Netherlands-based European operations.  Each provides technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. Segmented operating information is provided to the Company’s chief operating decision makers.

ARI’s electronic parts catalogs, (including our flagship PartSmart™ product), dealer marketing services and eCommerce services, (including our WebSiteSmart Pro™ product), enable partners in a service and distribution network to (a) conveniently reference parts, service bulletins and other technical reference information, and (b) market to their customers and prospects.  ARI also provides an electronic data interchange service enabling exchange of electronic business documents such as purchase orders, invoices, warranty claims and status inquiries.  The Company briefly operated a business which offered financing and insurance services to dealers in the Power Sports industry.  This operation was closed in November 2007.

The electronic cataloging suite of products and services enable partners in a service and distribution network to look up electronically technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers.

The website suite of products and services allow dealers to quickly establish an online presence to reach beyond typical geographic constraints and extend their store hours, allowing their customers to look up and order parts and accessories 24 hours a day, 7 days a week.

An important element to ARI’s business is its relationship with over 85 dealer business management system providers through our COMPASS Partners™ program.  A dealer business management system is used by a dealer to manage inventory, maintain accounting records, bill customers and focus marketing efforts.  ARI software’s ability to interface with these systems provides the dealer with a more robust, informative, and cost-effective solution.

ARI also provides eCommerce services to the North American agribusiness industry, accounting for 3% of fiscal 2008’s total revenue.

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2008 or fiscal 2007.

Our executive offices are located at 11425 West Lake Park Drive, Milwaukee, Wisconsin 53224-3025 and our telephone number at that location is (414) 973-4300.  ARI is a Wisconsin corporation, incorporated in 1981.  We maintain a website at http://www.arinet.com, which is not part of this report.

Mission and Strategy

Our mission is to be the leading provider of electronic parts catalogs, marketing services and related technology and services to increase sales and profits for dealers in selected manufacturing industry segments, primarily those with shared distribution channels and service networks.  Our vision is that whenever a dealer in one of our target markets accesses technical parts and service information electronically from a manufacturer or distributor or markets its products and services to its customers, it will use at least some of our products and services to do so.  To achieve this vision, our strategy is to concentrate on a few vertical markets, and to be the leading provider of electronic catalog products and services in those markets.  After establishing a position in a market, we will then bring other products and services to bear – including marketing services - in order to expand our presence and solidify our competitive position. Our goal is to provide a complete array of high-quality electronic catalog, marketing, and eventually, other services that industry participants will adopt and use effectively.

Index

During fiscal 2008, the Company focused on three growth initiatives: (i) maintaining and enhancing the current base of catalog business; (ii) growing the marketing services business and (iii) making selected synergistic acquisitions.

To maintain and enhance the current base of catalog business, we are seeking to maintain a renewal rate in North America of approximately 89% on dealer catalog subscriptions and to sell new catalogs and dealers at a rate sufficient to replace or increase the revenue from non-renewing subscriptions.  We believe that we are highly penetrated in our two primary markets (Outdoor Power and Power Sports) both in terms of dealers and catalog titles, and that there are opportunities for additional growth in related markets.

Our primary initiative in North America is expansion of marketing services, which includes WebsiteSmart Pro™, ARI MailSmart™, and additional add-on products, including EMailSmart™, our automated website content management services and marketing professional services.  These products respond directly to our customers’ desire for assistance from a trusted partner like ARI in marketing and selling to their customers and prospects.  We are investing in additional sales and marketing resources as well as in product development to support this initiative.  Our marketing services business grew approximately 79% in fiscal 2008 and 354% in fiscal 2007, inclusive of the January 2007 acquisition of OC-Net, Inc. (“OC-Net”).

In ARI’s Netherlands-based European operations, our focus is to adapt our success in the U.S. market to our European-based customers through a combination of direct and indirect business relationships with manufacturers and dealers.  We believe that this will position us for growth in the future by leveraging what we do well while being responsive to the local operating requirements within the various European countries.

Finally, we continue to seek acquisition and other business development opportunities that will solidify or accelerate our market position in both electronic parts catalogs and professional marketing services.

Products and Services

We offer three basic kinds of services to our customers in the Equipment Industry: (i) electronic catalogs for publishing and viewing technical reference information about the equipment, (ii) marketing services, including website creation services which enable a dealer to create and maintain a website, including eCommerce features and (iii) electronic data interchange services for exchanging documents such as purchase orders, invoices, and warranty claims.

Index

The following table shows the products and services that we offer, a brief description of them and the industries where they are currently in use.

Electronic Catalog Products And Services
Product or Service	Description	Primary Industry/Market
PartSmart® 8™	Electronic parts catalog for equipment dealers	Equipment- all sub-markets except RV
PartSmart® Web™	Web based electronic parts catalog, formerly EMPARTweb	Equipment - all sub-markets
Lookupparts.com	PartSmart Web-based lookup service offered to dealers on a subscription basis	Equipment - all sub-markets except RV
PartSmart® Web™ASP	Electronic parts catalog viewing software offered as a hosted service for individual distributors and manufacturers, formerly EMPARTweb ASP	Equipment - all sub-markets
PartSmart® Cart™	Add-on product to PartSmart Web™ that facilitates order taking from the catalog	Equipment - all sub-markets
PartSmart® Data Manager™	Electronic parts catalog creation software used to produce catalogs for viewing on PartSmart Classic, PartSmart 8, and PartSmart Web	Equipment - all sub-markets
PartSmart® IPL™	Electronic parts catalog for equipment dealers	Appliance
PartSmart® IPL Web™	Web based electronic parts catalog	Appliance
Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment - all sub-markets
Professional services	Project management, software customization, back-end system integration, roll-out management, and help desk support services	Equipment - all sub-markets

MARKETING SERVICES
Product or Service	Description	Primary Industry/Market
WebsiteSmart Pro™	Software to create customized websites and conduct business electronically, including optional shopping cart, superseding WebsiteSmart	Equipment - outdoor power, power sports
Professional Services	Large-scale website creation, hosting and maintenance services	Equipment – all sub-markets
ARI MailSmart™	Direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment – all sub-markets
eMailSmart™	Email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter	Equipment – all sub-markets
Content Management Services	Add-on solution to WebsiteSmart Pro™ that automatically updates a website with Weather Alerts, promotions based on customer seasonality and supplier promotions	Equipment – all sub-markets

eCommerce Products and Services
Product or Service	Description	Primary Industry/Market
TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment - Outdoor power and RV
WarrantySmart™	Web-based end-to-end warranty claims processing system that enables dealers and manufacturers to streamline product registration and warranty claim processing, as well as check claim status online	Equipment – all sub-markets

Index

As part of our historical business practice, we continue to provide electronic transaction services to the North American agribusiness industry, representing approximately 3% of our fiscal 2008 and fiscal 2007 revenue.

Competition

Competition for ARI’s products and services in the Equipment Industry varies by product and by sub-market.  No single competitor today competes with us on every product in each of our targeted vertical Equipment Industry sub-markets.  In electronic catalog software and services, the largest direct competitor is Snap-on Business Solutions, which offers electronic service catalogs in the motorcycle, marine, outdoor power and auto markets.  In addition, there are a variety of small companies focused on specific industries.  Many of the smaller companies may also represent acquisition targets for us.  There are also other companies that provide more general catalog services such as Stibo, Pindar and IHS that may in the future directly compete with us in our target markets.  In addition, there are also a number of larger companies which have targeted Web-based catalogs for procurement, such as Ariba and i2 Technologies, Inc., which could expand their offerings to address the needs of our markets and become competitors in the future.  WebSiteSmart Pro™ has many competitors, including Dominion Enterprises, 50 Below, and many internet service providers.  In the eCommerce part of our business, the primary competition comes from in-house information technology groups who may prefer to build their own Web-based proprietary systems, rather than use our industry-common solutions.  Snap-on Business Solutions also offers a communication solution.  There are also large, general market eCommerce companies like AT&T Communications, Inc., which offer products and services which could address some of our customers’ needs.  These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.  These companies may also represent alliance partner opportunities for us.  In addition, as in the catalog side of our business, there are a variety of small companies focused on specific industries which compete with us and which may also represent acquisition targets.  Another potential source of competition in the future is the group of companies attempting to build so-called “net communities,” such as Bravo Solution, which could expand their offerings to target our served markets.  In addition, companies focused on asset management or post-sales services, such as Servigistics, could expand their offerings and enter our markets; these companies may also represent alliance partner candidates.  Finally, given the current pace of technological change, it is possible that as yet unidentified well-capitalized competitors could emerge, that existing competitors could merge and/or obtain additional capital thereby making them more formidable, or that new technologies could come on-stream that could threaten our position.

ARI’s primary competitive advantages are (i) our focus on our target markets and the industry knowledge and customer relationships we have developed in those target markets, (ii) our robust electronic parts catalog software products, (iii) the e-commerce contributions of our WebsiteSmartPro™ product, and (iv) our relationships with over 85 dealer business management system providers.  We believe that our competitive advantages will enable us to compete effectively and sustainably in these markets.

Employees

As of October 16, 2008, we had 102 full-time equivalent employees.  Of these, 18 are engaged in maintaining or developing software and providing software customization services, 24 are in sales and marketing, 13 are engaged in catalog creation and maintenance or database management, 36 are involved in customer implementation and support and 11 are involved in administration and finance.  None of these employees is represented by a union.

Index

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive officers as of October 16, 2008.  The officers serve at the discretion of the Board.

Name	Age	Capacities in which they Serve

Roy W. Olivier	49	President, Chief Executive Officer and Director

Brian E. Dearing	53	Chairman of the Board, Chief Corporate Development and Strategy Officer and Secretary

Kenneth S. Folberg	48	Vice President of Finance and Chief Financial Officer

Michael T. Tenpas	40	Vice President of Global Sales and Marketing

Robert J. Hipp	41	Chief Technology Officer

Roy W. Olivier.  Mr. Olivier, was appointed President and Chief Executive Officer of the Company in May 2008.  Mr. Olivier served as Vice President of Global Sales and Marketing of the Company from September 2006 to May 2008.  Prior to joining the Company in 2006, Mr. Olivier was a consultant to start-up, small and medium-sized businesses.  Until December 2001, he was Vice President, Sales & Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Prior to that, Mr. Olivier held various sales and marketing executive and managerial positions with several other companies in the telecommunications and computer industries, including Multicom Publishing, Inc., BusinessLand and PacTel.

Brian E. Dearing. Mr. Dearing is the Chairman of the Board and Chief Corporate Development and Strategy Officer of the Company.  He has been a director since 1995 and was elected Chairman of the Board of Directors in 1997.  Mr. Dearing served as the Company’s President and Chief Executive Officer from 1995 until May 2008.  He also served as Acting Chief Financial Officer, Treasurer and/or Secretary for several interim periods, including most of fiscal year 2008.  He currently serves as Secretary.  Prior to joining ARI in 1995, Mr. Dearing held a series of electronic commerce executive positions at Sterling Software, Inc. in the U.S. and in Europe.  Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services since 1986.  Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a BA in Political Science from Union College.

Kenneth S. Folberg.  Mr. Folberg joined the Company as Vice President of Finance and Chief Financial Officer in July 2008.   Prior to joining ARI, Mr. Folberg served as Global Finance Program Director for Manpower, Inc.   Prior to joining Manpower, he was a contract finance executive with Resources Global.  He also served as Controller and Vice President of Logistics and Labor Relations with Fresh Brands, Inc., a mid-sized public supermarket distributor, from 1990 to 1999.  Prior to joining Fresh Brands, Folberg was a senior auditor and consultant with Deloitte & Touche at its Los Angeles and Milwaukee offices.  Mr. Folberg earned a BS in Accounting from the University of Southern California.

Michael T. Tenpas. Mr. Tenpas joined ARI as Vice President of Global Sales and Marketing in July 2008.  For the last 12 years, Mr. Tenpas worked for Norlight Telecommunications, Inc. in Brookfield, WI, starting as a senior account executive in 1996, then serving in a number of other sales roles, culminating in his promotion to Executive Vice President and General Manager of Data Center Business. Mr. Tenpas earned a BS in Business Management from the University of Phoenix.

Robert J. Hipp. Mr. Hipp was promoted to Chief Technology Officer in July 2008.  Mr. Hipp joined ARI in January, 2007 as part of ARI’s acquisition of OC-Net in Cypress, CA, where he had been chief executive officer and president since he founded the company in 1986.  Prior to founding OC-Net, Mr. Hipp held various technical and managerial positions in the Construction Industry.

Item 2. Description of Properties

ARI occupies approximately 17,000 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring June 30, 2009.  This facility houses our headquarters and one of our data centers. In Cypress, California, we occupy approximately 6,000 square feet of office space under a lease expiring August 31, 2011. This facility houses our second data center.  In Colorado Springs, Colorado, we rent approximately 5,200 square feet of office space, which is currently vacant, under a lease expiring March 31, 2011.  In Williamsburg, Virginia, we occupied approximately 5,100 square feet of office space under a lease that was terminated on October 1, 2008, as the Company relocated this operation to its corporate headquarters.

Index

Item 3. Legal Proceedings

On June 23, 2008, Powersports Complete, LLC(“Powersports”) filed a complaint in the United States District Court for the Eastern District of Wisconsin against the Company and its wholly-owned subsidiary, ARI Outsourced F&I Center, LLC (“ARI Outsourced”).  The complaint claims, among other things, that the Company and ARI Outsourced are liable to Powersports in connection with their business arrangements during 2007.  The complaint also claims that Powersports, among other remedies, is entitled to compensatory and punitive damages.  The Company and ARI Outsourced filed their answer to the complaint on September 16, 2008.  The answer denied that Powersports is entitled to the payments described above, and asserted numerous counterclaims against Powersports.  There have not been any communication or settlement discussions among Powersports, ARI or ARI Outsourced since the answer was filed.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARI’s common stock is currently quoted on the NASDAQ Over the Counter Bulletin Board (“OTCBB”) under the symbol ARIS.  The following table sets forth the high and low sales price for the periods indicated.  OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Fiscal Quarter Ended	High	Low
October 31, 2006	$2.25	$1.90
January 31, 2007	$2.18	$1.80
April 30, 2007	$2.28	$1.85
July 31, 2007	$2.00	$1.35
October 31, 2007	$1.74	$1.31
January 31, 2008	$1.74	$1.34
April 30, 2008	$1.95	$1.40
July 31, 2008	$1.85	$1.35

As of October 16, 2008, there were approximately 195 holders of record of the Company’s common stock.  The Company has not paid cash dividends to date and has no present intention to pay cash dividends.

During the quarter ended July 31, 2008, the Company did not repurchase any of its equity securities.

In conjunction with the Company’s purchase of all of the assets related to electronic parts catalog, electronic commerce and certification testing for service technicians of Info Access, the micropublishing division of Eye Communication Systems, Inc. (“ESCI”), the Company issued 312,500 of its common stock as a portion of the consideration paid to ESCI.  The Company believes that this transaction is exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The recipient of these securities represented its intention to acquire the securities for investment only and not with a view toward distribution, and the appropriate legends were affixed to the share certificates.

Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following table sets forth certain financial information with respect to the Company as of and for each of the five fiscal years ended July 31, which was derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. for the fiscal years ended July 31, 2008 and 2007.  The reports, thereon, of Wipfli LLP are included elsewhere in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the aforementioned Financial Statements and Notes.

Statement of Income Data:
(In thousands, except per share data)
	2008	2007	2006	2005	2004
Revenue:

Subscriptions, support and other services revenues	$11,909	$11,290	$10,320	$9,913	$9,291
Software license and renewal revenues	2,115	2,187	2,036	2,248	2,378
Professional services revenues	2,893	1,958	1,646	1,500	1,770

Total Revenue	16,917	15,435	14,002	13,661	13,439

Cost of products and services sold:

Cost of subscriptions, support and other services sold	1,010	1,188	990	877	514
Cost of software licenses and renewals sold (1)	814	956	681	626	1,564
Cost of professional services sold	1,047	575	330	455	760

Total cost of products and services sold	2,871	2,719	2,001	1,958	2,838

Gross Margin	14,046	12,716	12,001	11,703	10,601

Operating expenses:

Depreciation and amortization (exclusive of amortization of software products included in cost of sales)	727	631	382	263	156
Customer operations and support	970	1,131	1,141	1,030	1,104
Selling, general and administrative	9,163	9,110	7,185	7,141	7,004
Software development and technical support	1,836	1,679	1,224	1,123	1,051
Restructuring charge	529	-	-	-	-

Net operating expenses	13,225	12,551	9,932	9,557	9,315

Operating income	821	165	2,069	2,146	1,286

Other income (expense)	(28)	(60)	(59)	(184)	(169)

Income before provision for income taxes	793	105	2,010	1,962	1,117

Income tax benefit (expense)	590	(4)	1,200	853	(62)

Net income	$1,383	$101	$3,210	$2,815	$1,055

Average common shares outstanding:
Basic	6,678	6,378	6,130	5,992	5,840
Diluted	6,903	6,550	6,510	6,653	6,143

Net income per share:
Basic	$0.21	$0.02	$0.52	$0.47	$0.18
Diluted	$0.20	$0.02	$0.49	$0.42	$0.17

(1) Includes amortization of software products of $764, $800, $648, $570 and $1,512 in 2008, 2007, 2006, 2005 and 2004, respectively.

Index

Selected Balance Sheet Data:
(In thousands)
	July 31,
	2008	2007	2006	2005	2004

Working capital (deficit)	$(5,475)	$(5,221)	$(3,357)	$(3,911)	$(4,062)

Capitalized software development (net)	1,596	1,606	1,468	1,486	970

Total assets	12,193	9,927	9,436	7,933	6,191

Current portion of long-term debt & capital lease obligations	1,471	1,031	1,400	1,204	1,010

Total long-term debt & capital lease obligations	349	484	580	2,037	3,309

Total shareholders’ equity (deficit)	2,896	718	(312)	(3,609)	(6,551)

Summary

The Company produced net income of $1,383,000 for the fiscal year ended July 31, 2008, compared to $101,000 for the fiscal year ended July 31, 2007.  The increase in earnings was primarily due to an increase in sales and the recognition of a gain on deferred tax assets in fiscal 2008 compared to increased expenses in fiscal 2007 for  costs related to a potential acquisition which was not closed and support for a major new release of the Company’s product.  Total revenue increased approximately 9.6% during fiscal 2008 compared to fiscal 2007, primarily due to the inclusion of a full year of revenue from OC-Net in fiscal 2008 compared to six months of its revenue in fiscal 2007 and sales growth in marketing services.  Management expects revenues and operating income to increase marginally in fiscal 2008 as the Company pursues various growth and efficiency initiatives in an economic environment that is showing signs of significant weakness.  We anticipate sufficient cash flow from operations to execute our plans with regard to these growth initiatives.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, among others, those related to customer contracts, valuation of intangible assets, bad debts, capitalized software product costs, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

Revenue for use of the network (including transaction fees) and for information services is recognized in the period such services are utilized. Revenue from annual or periodic maintenance fees, hosting fees, license and license renewal fees and catalog subscription fees is recognized ratably over the period the service is provided. Revenue under arrangements that include acceptance terms beyond the Company’s standard terms is not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected. Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made. Revenue under arrangements with customers who are not the ultimate users (resellers) is deferred if there is any contingency on the ability and intent of the reseller to sell such software to a third party. Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.

Index

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

Legal Provisions

The Company is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. The Company reserves for any material estimated losses if the outcome is probable, in accordance with the provisions of SFAS No. 5 “Accounting for Contingencies”.

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

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations.

Stock-Based Compensation

On August 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”, to account for its stock option plans, which is a revision of SFAS No. 123 and SFAS No. 95 “Statement of Cash Flows”. The Company adopted SFAS 123(R) using the modified prospective approach. Under this transition method, compensation cost recognized for the years ended July 31, 2008 and 2007 includes the cost for all stock options granted prior to, but not yet vested as of August 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The cost for all share-based awards granted subsequent to July 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of FAS No. 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at July 31, 2008 and 2007.

Revenues

Management reviews the Company’s revenue in the aggregate, by geography and by product category within region. The Company’s strategic focus is electronic catalog and marketing services in the Equipment Industry.

Index

The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s financial statements:

Revenue by Location and Service
(Dollars in Thousands)
	For the Fiscal Year Ended July 31
	2008	2007	Percent Change
North America
Catalog subscriptions	$9,953	$10,265	(3.0)
Catalog professional services	1,268	1,207	5.1
Marketing services	2,351	1,595	47.4
Marketing professional services	1,594	606	163.0
Dealer & distributor communications	660	678	(2.7)

Subtotal North America	15,826	14,351	10.3

Rest of the World
Catalog subscriptions	1,078	936	15.2
Catalog professional services	13	148	(91.2)

Subtotal Rest of the World	1,091	1,084	0.6

Total Revenue
Catalog subscriptions	11,031	11,201	(1.5)
Catalog professional services	1,281	1,355	(5.5)
Marketing services	2,351	1,595	47.4
Marketing professional services	1,594	606	163.0
Dealer & distributor communications	660	678	(2.7)

Total Revenue	$16,917	$15,435	9.6

North America

Catalog Subscriptions

North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues decreased slightly in fiscal 2008, compared to the same period last year, primarily due to decreased subscriptions to the Company’s CD-based catalog products, primarily by two manufacturers. Catalog subscription renewals from the Company’s North American dealers were greater than 89% for fiscal 2008. Management expects revenues from catalog subscriptions in North America to remain relatively the same in fiscal 2009.

Catalog Professional Services

Revenues from North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America decreased in fiscal 2008, compared to the same period last year, primarily due to lower customization labor charged for the deployment of new web-based manufacturer databases. Management expects revenues from catalog professional services in North America to remain relatively the same in fiscal 2009.

Index

Marketing Services

Revenues from the Company’s North American marketing service subscriptions are derived from start-up, hosting and access fees charged to dealers for Website Smart™ and Website Smart Pro™, commissions on on-line sales through Website Smart Pro™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada. Revenues from marketing services in North America increased in fiscal 2008, compared to the same period last year, primarily due to revenue from customer contracts acquired with OC-Net for an entire year in fiscal 2008 compared to a half year in fiscal 2007. and new sales of Website Smart Pro™. The sales increases are a result of the Company’s investments in sales and marketing for the marketing services business. Revenues from Website Smart Pro™ are included in Marketing services beginning January 27, 2007. Management expects revenues from marketing services in North America to continue to increase in fiscal 2009, compared to the prior year, due to revenue from new sales as the Company continues to focus its resources in this market.

Marketing Professional Services

Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. Revenues from marketing professional services in North America resulted from customization of websites primarily related to contracts acquired with OC-Net.

Dealer and Distributor Communications

Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues decreased in fiscal 2008, compared to the same period last year, primarily due to a decline in the base of customers as the Company focused primarily on its catalog and marketing services products. Management expects revenues from dealer and distributor communication products will be a slowly declining percentage of total revenue in fiscal 2009, compared to fiscal 2008.

Rest of the World

Catalog Subscriptions

Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world increased in fiscal 2008, compared to fiscal 2007, due to the change in currency exchange rates, but decreased in the base currency for the same periods. The Company continues to face challenges in the European market. We expect catalog subscription revenues from the rest of the world to remain relatively stable in fiscal 2009, compared to fiscal 2008.

Catalog Professional Services

Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor and data conversion replication fees. Revenues from catalog professional services in the rest of the world decreased to a negligible amount in fiscal 2008, compared to fiscal 2007, due to less revenue from conversion services charged for updates to existing manufacturer databases, primarily from one manufacturer. We expect catalog professional services revenues from the rest of the world to increase slightly in fiscal 2009, compared to fiscal 2008, as we focus on obtaining new manufacturer catalog content to convert.

Index

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information concerning the Company’s revenue and cost of products and services sold, derived from the Company’s financial statements.

Gross Margin by Revenue Type
(Dollars in thousands)
	For the Fiscal Year Ended July 31
	2008	2007	Percent Change
Catalog subscriptions
Revenue	11,031	11,201	(1.5)
Cost of revenue	1,226	1,264	(3.0)
Gross margin - Catalog subscriptions	9,805	9,937	(1.3)
Gross margin percentage	88.9%	88.7%

Catalog professional services
Revenue	1,281	1,355	(5.5)
Cost of revenue	503	518	(2.9)
Gross margin - Catalog professional services	778	837	(7.0)
Gross margin percentage	60.7%	61.8%

Marketing services
Revenue	2,351	1,595	47.4
Cost of revenue	585	678	(13.7)
Gross margin - Marketing services	1,766	917	92.6
Gross margin percentage	75.1%	57.5%

Marketing professional services
Revenue	1,594	606	163.0
Cost of revenue	542	183	196.2
Gross margin - Marketing professional services	1,052	423	148.7
Gross margin percentage	66.0%	69.8%

Dealer and distributor communications
Revenue	660	678	(2.7)
Cost of revenue	15	76	(80.3)
Gross margin - Dealer and distributor communications	645	602	7.1
Gross margin percentage	97.7%	88.8%

Total
Revenue	16,917	15,435	9.6
Cost of revenue	2,871	2,719	5.6
Gross margin	14,046	12,716	10.5
Gross margin percentage	83.0%	82.4%

Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue remained relatively the same in fiscal 2008, compared to fiscal 2007. Management expects gross margins, as a percentage of revenue from catalog subscriptions, to vary slightly from year to year due to the timing of data shipments and variations in the recognition of revenue which does not directly correlate to software amortization expense, which is generally on a straight-line basis.

Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue remained relatively consistent in fiscal 2008, compared to fiscal 2007. Management expects cost of catalog professional services, as a percentage of revenue from catalog professional services, to fluctuate from year to year depending on the mix of services sold and the portion of customizations which are billable, and on the Company’s performance towards the contracted amount for customization projects.

Index

Cost of revenue for marketing service subscriptions consists primarily of website setup labor, software amortization costs, postcards, printing and distribution costs. Cost of marketing services as a percentage of revenue decreased for fiscal 2008, compared to fiscal 2007, primarily due to increased sales from the Company’s Website products, which have a higher margin than MailSmart™. Management expects gross margins, as a percent of revenue from marketing services, to fluctuate from year to year depending on the mix of products and services sold.

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

Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue decreased for the fiscal year ended July 31, 2008, compared to fiscal 2007, primarily due to a decrease in telecommunication costs and software customization labor. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to decline slightly in fiscal 2008, as there will be no new sales of this product .

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s financial statements:

Operating Expenses
(Dollars in thousands)
	For the Fiscal Year Ended July 31
	2008	2007	Percent Change
Customer operations and support	$970	$1,131	(14.2)
Selling, general and administrative	9,163	9,110	0.6
Software development and technical support	1,836	1,679	9.4

Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	727	631	15.2
Restructuring charge	529	-	n/a

Net operating expenses	$13,225	$12,551	5.4

Net operating expenses increased in fiscal 2008, compared to the prior year, primarily due to a restructuring charge taken to reflect severance costs and redundant occupancy costs related to the consolidation of the Company’s data conversion operations in Virginia into its Wisconsin location and the consolidation of the software development operations in Colorado into its California location.  Management expects net operating expenses to continue to be higher in fiscal 2009, compared to the previous year, due to growth of the Company, but to decline as a percentage of sales due to the restructuring that was designed to improve efficiency and reduce costs.

See “Other Items” for a discussion of the portion of operating expenses that may not recur in fiscal 2009.

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased by $161,000 in fiscal 2008, compared to fiscal 2007, primarily due to temporary help used in fiscal 2007 to support a new release of the Company’s catalog software.  Management expects customer operations and support costs to continue at the same level in fiscal 2009.

Index

Selling, general and administrative expenses (“SG&A”) remained relatively unchanged in fiscal 2008, compared to fiscal 2007.  This is primarily the result of the following offsetting factors: (a) Company incurred $288,000 in start-up costs in fiscal 2008 for a venture in Nashville, Tennessee related to providing finance and insurance processing services to equipment dealers.  The venture did not generate satisfactory results for the Company and was subsequently discontinued in November, 2007; (b) Higher labor, data center and other occupancy costs for having the California facility acquired as part of the OC-Net acquisition for 12 months in fiscal 2008, compared with approximately 6 months in fiscal 2007;  (c) Reduced professional fees related to acquisition activities; and (d) lower indirect labor costs.  SG&A, as a percentage of revenue, decreased from 59% in fiscal 2007 to 54% in fiscal 2008.  Management expects SG&A costs to be higher for fiscal 2009, compared to fiscal 2008, due to the addition of the staff from the acquisition of certain assets relating to Info Access and the addition of sales staff.

The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Management expects fluctuations from year to year, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant. Software development and technical support costs increased in fiscal 2008, compared to fiscal 2007, primarily due to operating costs associated with the new California facility.  Management expects software development and technical support costs to remain relatively constant in fiscal 2009, compared to fiscal 2008.  Depreciation and amortization expense increased in fiscal 2008, compared to the same period last year primarily due to the amortization of new software and equipment and the amortization of intangible assets as-associated with the OC-Net acquisition. Management expects depreciation and other amortization to continue to be higher in fiscal 2009, compared to the previous year, due to the additional amortization of the ECSI fixed and intangible assets.

The facility consolidation resulting in the restructuring charge is part of the Company’s effort to streamline its operations by locating the management, sales, support, publishing and fulfillment activities in its Wisconsin location and concentrating its product and web development activities in its California location.  Such costs are not expected to repeat in fiscal 2009.

Other Items

Interest expense includes both cash and non-cash interest. Interest paid decreased $74,000 in fiscal 2008, compared to fiscal 2007, due to the reduction in debt principal as the Company pays off its notes.  To acquire certain assets relating to ECSI, the Company added (in July 2008) an aggregate amount of $300,000 in debt to ECSI, including a $100,000, 90-day promissory note and a $200,000, one-year promissory note.  This debt, together with a draw on a bank line of credit to partially fund the $1 million cash portion of the purchase price, will likely increase the amount of interest expense in fiscal 2009, compared to fiscal 2008.  See “Liquidity and Capital Resources”.

The Company had net income of $1,383,000 in fiscal 2008, compared to $101,000 in fiscal 2007. The increase in earnings is primarily due to the increases in sales, stable level of operating expenses (without restructuring charges) and the income from recognition of deferred tax assets in fiscal 2008. There were several one-time expenses paid in fiscal 2007 which include distribution, development, and support costs associated with fixing a major new release of the Company’s catalog product of approximately $100,000, salary and severance for management that was not replaced of approximately $550,000, costs related to an acquisition project that did not materialize of approximately $100,000, and other miscellaneous overhead costs of approximately $100,000. Over $250,000 of these expenses were recorded in the fourth quarter of fiscal 2007.  For fiscal 2009, management has embarked on numerous initiatives intended to achieve double-digit growth in revenue and operating income.

Index

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:

Cash Flow Information
(Dollars in thousands)
	For the Fiscal Year Ended July 31
	2008	2007	Percent Change
Net income	$1,383	$101	1269.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	764	800	(4.5)
Amortization of debt discount and other	25	(15)	266.7
Depreciation and other amortization	727	631	15.2
Stock based compensation	306	159	92.5
Deferred income taxes	(648)	-	n/a
Stock issued to 401(k) plan	38	41	(7.3)
Net change in working capital	(568)	(573)	(0.8)

Net cash provided by operating activities	2,027	1,144	77.2
Net cash used in investing activities	(1,651)	(2,174)	24.1
Net cash used in financing activities	(353)	(1,491)	76.3
Effect of foreign currency exchange rate changes on cash	13	(13)	200.0

Net change in cash	$36	$(2,534)	101.4

Net cash provided by operating activities increased in fiscal 2008, compared to fiscal 2007, primarily due to the increase in operating income. Management expects cash from operating activities to increase in fiscal 2009 due to increased sales and cost efficiencies.

Net cash used in investing activities decreased in fiscal 2008, compared to the prior year, primarily due to the purchase of OC-Net in fiscal 2007. Management expects cash used in investing activities to fluctuate from year to year, depending on the level of software development and the timing of acquisitions.

Net cash used in financing activities decreased in fiscal 2008, compared to the prior year, as the Company made the final payment on notes to two of its debt holders , per the terms of each note. The payments of debt principal for ECSI and OC-Net acquisition debt, together with payments to reduce the Company’s bank line of credit, are likely to significantly increase fiscal 2009 cash used for financing activities.

At July 31, 2008, the Company had cash and cash equivalents of $1,086,000 compared to $1,050,000 at July 31, 2007.  Cash from operations exceeded $2.1 million for fiscal 2008. Most of this cash, along with $700,000 on the line of credit (as described below), was used for debt repayment of $1,035,000, the Info Access acquisition cash consideration of $1,000,000, investment in software development and other capital expenditures of $119,000.

Index

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s audited financial statements.

Debt Schedule
(Dollars in thousands)
	For the Fiscal Year Ended July 31
	2008	2007	Percent Change
Note payable to WITECH:

Current portion of note payable	$-	$50	(100.0)
Long term portion of note payable	-	-	n/a

Total note payable to WITECH	-	50	(100.0)

Notes payable to New Holders:
Current portion of notes payable	-	500	(100.0)
Long term portion of notes payable	-	-	n/a

Total face value of notes payable to New Holders	-	500	(100.0)

Carrying value in excess of face value of notes payable	-	4	(100.0)
Debt discount (common stock warrants and options)	-	(3)	100.0

Total carrying value of notes payable to New Holders	-	501	(100.0)

Debt related to acquisition of OC-Net:
Current portion of notes payable	233	233	-
Long term portion of notes payable	117	350	(66.57)

Total notes payable	350	583	(40.0)
Current cash earnout	150	250	(40.0)
Long term cash holdback	-	150	(100.00)
Imputed interest on cash earnout/holdback	(8)	(32)	(75.0)

Total debt related to acquisition of OC-Net	492	951	(48.3)

Debt related to acquisition of Info Access:
Current portion of notes payable	300	-	100.0
Long term portion of notes payable	-	-	n/a
Total notes payable to Eye Communication Systems, Inc.	300	-	100.0
Current borrowings on line of credit	700	-	100.0

Total Debt	$1,492	$1,502	(0.7)

On April 24, 2003, the Company restructured its debt.  In exchange for previously outstanding securities, the Company issued to a group of investors (collectively, the “New Holders”), in aggregate, $500,000 in cash, new unsecured notes in the amount of $3.9 million (the “New Notes”) and new warrants for 250,000 common shares, exercisable at $1.00 per share (the “New Warrants”).  The interest rate on the New Notes was prime plus 2%, adjusted quarterly.  The New Notes were payable in $200,000 quarterly installments commencing March 31, 2004 through December 31, 2005 and $300,000 quarterly installments commencing March 31, 2006 at the prime interest rate plus 2%.  The New Notes were paid in full on December 31, 2007 and the warrants expire on April 24, 2013.

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

The Company issued $700,000 of notes and $400,000 of future, non-interest bearing contingent payments in connection with the OC-Net acquisition in 2007. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 7.00% as of July 31, 2008). The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through December 31, 2009. The notes do not contain any financial covenants. The Company paid $250,000 of the future contingent payments in February, 2008, and the remaining $150,000, which includes $8,000 of imputed interest, is due in January, 2009.

Index

On July 1, 2008, the Company issued $300,000 of notes payable in connection with the Info Access acquisition, of which $100,000 is due on October 1, 2008 and $200,000 is due on July 1, 2009. The interest rate on the payments is 6%.

On July 9, 2004, the Company entered into a line of credit with JPMorgan Chase, N.A. which was amended on April 25, 2008.  The amended line of credit permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,500,000, and bears interest at prime rate (effective rate of 5.00% as of July 31, 2008).  Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date. The line of credit terminates July 9, 2009, and is secured by substantially all of the Company’s assets. The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness. Borrowings outstanding on the line of credit were $700,000 and $ - 0 - at July 31, 2008 and 2007, respectively.

Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Acquisitions

Since December 1995, the Company has had a formal business development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, seven business acquisitions and one software asset acquisition have been completed, six of which were fully integrated into the Company’s operations prior to fiscal year 2007.

On January 26, 2007, the Company purchased all of the outstanding stock of OC-Net, Inc. (“OC-Net”).  OC-Net, a privately held California corporation, provided website development and hosting services to the Power Sports market (which includes motorcycles, All Terrain Vehicles, snowmobiles and personal watercraft), as well as certain customers outside the Power Sports market.  Consideration for the acquisition included approximately $1.1 million in cash, 350,000 shares of the Company’s common stock, $700,000 in debt to the sellers and future contingent payments totaling up to $400,000.

On July 1, 2008, the Company acquired certain assets of Info Access, the micropublishing division of Eye Communication Systems, Inc. (“ECSI”) pursuant to the terms of an Asset Purchase Agreement, by and among ECSI, John Bessent and the Company.  Under its terms, the Company acquired all of the assets related to electronic parts catalog, electronic commerce and certification testing for service technicians.  Consideration for the acquisition included (1) approximately $1.0 million in cash, (2) 312,500 shares of the Company common stock, 125,000 of which will be held in escrow for 15 months pending the satisfaction of certain conditions relating to post-closing revenues, (3) an aggregate amount of $300,000 in debt to ECSI, including a 90-day promissory note in the amount of $100,000 and a one-year promissory note in the amount of $200,000 and (4) the assumption of certain liabilities.

The business development program is an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.

Forward Looking Statements

Certain statements contained in this Form 10-K are forward looking statements including revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of this annual report on Form 10-K, which is incorporated herein by reference.

Index

Quarterly Financial Data
The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2008, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

Quarterly Financial Data
(Unaudited - In thousands, except per share data)
	1st		2nd		3rd		4th
	2008	2007	2008	2007	2008	2007	2008	2007
Net revenues	$4,224	$3,503	$4,222	$3,691	$4,158	$4,101	$4,313	$4,140
Gross margin	3,477	2,957	3,442	3,107	3,484	3,270	3,643	3,382
Net income (loss)	243	225	335	248	427	(205)	378	(167)
Basic EPS	$0.04	$0.04	$0.05	$0.04	$0.06	$(0.03)	$0.06	$(0.03)
Diluted EPS	$0.04	$0.03	$0.05	$0.04	$0.06	$(0.03)	$0.05	$(0.02)

Off-Balance Sheet Arrangements
ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 8. Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements, the reports thereon and the notes thereto commencing after the signature page of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure – None

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2008. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Index

Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Information regarding the directors of ARI, the Company’s Code of Ethics and compliance with Section 16(a) of the Exchange Act is included in ARI’s definitive 2008 Annual Meeting Proxy Statement, and is incorporated herein by reference.  See “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”  Information with respect to ARI’s executive officers is shown at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation

Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI’s definitive 2008 Annual Meeting Proxy Statement, and is incorporated herein by reference.  See “Executive Compensation” and “Election of Directors”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership of ARI’s common stock and common stock authorized for issuance under equity compensation plans is included in ARI’s definitive 2008 Annual Meeting Proxy Statement and is incorporated herein by reference.  See “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information”.

Item 13.  Certain Relationships and Related Transactions

Information related to Certain Relationships and Related Transactions is included in ARI’s definitive 2008 Annual Meeting Proxy Statement, and is incorporated herein by reference.  See “Certain Transactions”.

Item 14.  Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is included in ARI’s definitive 2008 Annual Meeting Proxy Statement, and is incorporated herein by reference.  See “Ratification of Independent Auditors”.

Index

PART IV

Item 15. Exhibits:

Exhibit Number	Description
2.1
Stock Purchase Agreement dated January 26, 2007, by and among OC-Net, Inc., the stockholders of OC-Net, Inc. and the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 29, 2007.

2.2
Asset Purchase Agreement dated July 1, 2008 between the Company, Eye Communication Systems, Inc.  and John Bessent, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 7,2008.

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
10.3
Exchange Agreement dated April 24, 2003 between ARI Network Services, Inc., ARI Network Services Partners, LP, Dolphin Offshore Partners, LP and SDS Merchant Fund, LP, including form of Common Stock Purchase Warrant (Exhibit B), incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2003.

10.4
Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.

10.5*	Summary of Executive Bonus Arrangements (Fiscal 2006), incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.
10.6*	Summary of Executive Bonus Arrangements (Fiscal 2007), incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.
10.7 *	Summary of Executive Bonus Arrangements (Fiscal 2008), incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2007..

Index

10.8	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc. incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2004.
10.9	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-KSB for the year ended July 31, 2004.
10.10
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

10.12	Line of credit note dated July 9, 2004 by the Company for $500,000, incorporated by reference to exhibit 10.16 of the Company’s Form 10-KSB for the year ended July 31, 2005.
10.13
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

10.15
Note Modification Agreement dated April 25, 2006 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000, incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.

10.16	Consulting Agreement dated January 3, 2005 between the Company and Ascent Partners, Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2005.
10.17
First Amendment to Rights Agreement dated November 10, 2005, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 14, 2005.

10.18
Amendment to Credit Agreement dated May 10, 2007, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA, incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 30, 2007.

10.19
Note Modification Agreement dated May 10, 2007, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA, incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 30, 2007.

10.20	Note Modification Agreement dated April 25, 2008, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA.
10.21*	Change of Control Agreement dated April 1, 2006 between the Company and Brian E. Dearing, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.
10.22*	Change of Control Agreement dated April 1, 2006 between the Company and John C. Bray, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.
10.23*
Change of Control Agreement dated September 13, 2006 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.

10.24*	Change of Control Agreement dated July 31, 2008 between the Company and Robert J. Hipp.
10.25*	Employment Agreement dated March 13, 2008 between the Company and Brian E. Dearing, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2008.

Index

10.26*	Employment Agreement dated May 1, 2008 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 2, 2008.
10.27*	2000 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2008.
10.28*	Employment Agreement dated January 26, 2007 between the Company and Robert J. Hipp.
10.29*	Employment Agreement dated July 28, 2008 between the Company and Kenneth S. Folberg, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 28, 2008.
21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer.
99.1	Forward-Looking Statements Disclosure.

* Management Contract or Compensatory Plan.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2008.

ARI NETWORK SERVICES, INC.
By: /s/ Roy W. Olivier
Roy W. Olivier,
President and Chief Executive Officer
By: /s/ Kenneth S. Folberg
Kenneth S. Folberg,
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Index

Signature	Title	Date

/s/ Brian E. Dearing
Brian E. Dearing	Chairman of the Board and Chief Corporate Development and Strategy Officer	October 29, 2008

/s/ Roy W. Olivier	Director	October 29, 2008
Roy W. Olivier

/s/ Gordon J. Bridge	Director	October 29, 2008
Gordon J. Bridge

/s/ Ted C. Feierstein	Director	October 29, 2008
Ted C. Feierstein

/s/ William C. Mortimore	Director	October 29, 2008
William C. Mortimore

/s/ P. Lee Poseidon	Director	October 29, 2008
P. Lee Poseidon

Index

Report of Wipfli LLP,
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and Subsidiaries (the Company) as of July 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP
Milwaukee, Wisconsin
October 29, 2008

Index

This page left intentionally blank

Index

Consolidated Financial Statements

ARI Network Services, Inc.
Years ended July 31, 2008 and 2007

Index

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	July 31
	2008	2007

Assets
Current assets:
Cash	$1,086	$1,050
Trade receivables, less allowance for doubtful accounts of $178 in 2008 and $148 in 2007	1,304	1,302
Work in process	264	223
Prepaid expenses and other	392	291
Deferred income taxes	330	555
Total current assets	3,376	3,421

Equipment and leasehold improvements:
Computer equipment	5,647	5,324
Leasehold improvements	198	128
Furniture and equipment	2,842	2,749
	8,687	8,201
Less accumulated depreciation and amortization	7,523	6,991
Net equipment and leasehold improvements	1,164	1,210

Deferred income taxes	2,412	1,539
Goodwill	2,196	1,269
Other intangible assets	1,396	882
Other long term assets	53	-

Capitalized software product costs:
Amounts capitalized for software product costs	13,209	12,455
Less accumulated amortization	11,613	10,849
Net capitalized software product costs	1,596	1,606

Total assets	$12,193	$9,927

Index

	July 31
	2008	2007

Liabilities and shareholders’ equity
Current liabilities:
Current borrowings on line of credit	$700	$–
Current portion of notes payable	676	1,023
Accounts payable	408	703
Deferred revenue	5,071	5,619
Accrued payroll and related liabilities	922	962
Accrued sales, use and income taxes	80	28
Accrued vendor specific liabilities	284	175
Other accrued liabilities	615	124
Current portion of capital lease obligations	95	8
Total current liabilities	8,851	8,642

Non-current liabilities:
Notes payable (net of discount)	116	479
Long-term portion of accrued compensation	97	55
Other long-term liabilities	–	28
Capital lease obligations	233	5
Total non-current liabilities	446	567

Commitments and contingencies

Total liabilities	9,297	9,209

Shareholders’ equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding in 2008 and 2007, respectively	–	–
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding in 2008 and 2007, respectively	–	–
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,971,927 and 6,623,605 shares issued and outstanding in 2008 and 2007, respectively	7	7
Common stock warrants and options	501	195
Additional paid-in capital	95,148	94,627
Accumulated deficit	(92,708)	(94,091)
Other accumulated comprehensive loss	(52)	(20)
Total shareholders’ equity	2,896	718
Total liabilities and shareholders’ equity	$12,193	$9,927

See accompanying notes

Index

This page left intentionally blank

Index

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Data)

	Year ended July 31
	2008	2007
Net revenues:
Subscriptions, support and other services fees	$11,909	$11,290
Software licenses and renewals	2,115	2,187
Professional services	2,893	1,958
Total net revenues	16,917	15,435

Cost of products and services sold:
Subscriptions, support and other services fees	1,010	1,188
Software licenses and renewals	814	956
Professional services	1,047	575
Total cost of products and services sold	2,871	2,719
Gross Margin	14,046	12,716

Operating expenses:
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	727	631
Customer operations and support	970	1,131
Selling, general and administrative	9,163	9,110
Software development and technical support	1,836	1,679
Restructuring	529	-
Net operating expenses	13,225	12,551

Operating income	821	165
Other income (expense):
Interest expense	(99)	(153)
Other, net	71	93
Total other income (expense)	(28)	(60)

Income before provision for income taxes	793	105
Income tax benefit (expense)	590	(4)

Net income	$1,383	$101

Basic and diluted net income per common share:
Basic	$0.21	$0.02
Diluted	$0.20	$0.02

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)

	Number of Shares Issued and Outstanding		Par Value
	Preferred Stock	Common Stock	Preferred Stock	Common Stock	Common Stock Warrants & Options	Paid in Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Total

Balance July 31, 2006	–	6,202,529	$–	$6	$36	$93,838	$(94,192)	$–	$(312)
Issuance of common stock under stock purchase plan	–	13,394	–	–	–	23	–	–	23
Issuance of common stock as contribution to 401(k) plan	–	18,556	–	–	–	41	–	–	41
Issuance of common stock from exercise of stock options	–	39,126	–	–	–	19	–	–	19

Issuance of common stock related to acquisitions	–	350,000	–	1	–	706	–	–	707
Stock based compensation	–	–	–	–	159	–	–	–	159
Net income	–	–	–	–	–	–	101	–	101
Foreign currency translation adjustments	–	–	–	–	–	–	–	(20)	(20)
Comprehensive income	–	–	–	–	–	–	–	–	81
Balance July 31, 2007	–	6,623,605	–	$7	$195	$94,627	$(94,091)	(20)	$718

Issuance of common stock under stock purchase plan	–	5,541	–	–	–	7	–	–	7
Issuance of common stock as contribution to 401(k) plan	–	30,090	–	–	–	48	–	–	48
Return of common stock from 401(k) plan	–	(6,031)	–	–	–	(10)	–	–	(10)

Issuance of common stock under executive bonus plan	–	6,222	–	–	–	7	–	–	7

Issuance of common stock related to acquisitions	–	312,500	–	–	–	469	–	–	469
Stock based compensation	–	–	–	–	306	–	–	–	306
Net income	–	–	–	–	–	–	1,383	–	1,383
Foreign currency translation adjustments	–	–	–	–	–	–	–	(32)	(32)
Comprehensive income	–	–	–	–	–	–	–	–	1,351
Balance July 31, 2008	–	6,971,927	$–	$7	$501	$95,148	$(92,708)	$(52)	$2,896

See accompanying notes

Index

ARI Network Services, Inc
Consolidated Statements of Cash Flows
(In Thousands)
	Year ended July 31
	2008	2007
Operating activities
Net income	$1,383	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	764	800
Amortization of deferred financing costs, debt discount and
excess carrying value over face amount of notes payable	25	(15)
Depreciation and other amortization	727	631
Interest expense converted to subordinated debt	-	-
Stock issued as consideration to vendor	-	-
Deferred income taxes	(648)	-
Stock based compensation related to stock options	306	159
Stock issued as contribution to 401(k) plan	38	41
Net change in assets and liabilities:
Trade receivables, net	9	(318)
Work in process	(41)	(60)
Prepaid expenses and other	(91)	(36)
Other long term assets	(53)	-
Accounts payable	(364)	147
Deferred revenue	(571)	(16)
Accrued payroll related liabilities	9	(191)
Accrued sales, use and income taxes	52	(20)
Accrued vendor specific liabilities	109	71
Other accrued liabilities	373	(150)
Net cash provided by operating activities	2,027	1,144
Investing activities
Purchase of equipment, software and leasehold improvements	(119)	(639)
Cash paid for goodwill and intangible assets related to acquisitions	(769)	(462)
Cash paid for other net assets related to acquisitions	(239)	(715)
Software product costs capitalized	(524)	(358)
Net cash used in investing activities	(1,651)	(2,174)

Financing activities
Borrowings under line of credit	700	-
Payments under notes payable	(1,035)	(1,517)
Payments of capital lease obligations	(25)	(16)
Proceeds from issuance of common stock	7	42
Net cash used in financing activities	(353)	(1,491)
Effect of foreign currency exchange rate changes on cash	13	(13)
Net change in cash	36	(2,534)
Cash at beginning of period	1,050	3,584
Cash at end of period	$1,086	$1,050
Cash paid for interest	$109	$183
Cash paid for income taxes	$5	$18

Index

ARI Network Services, Inc
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended July 31
	2008	2007
Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$334	$-
Capital lease obligations assumed in connection with acquisitions	6	37
Accrued liabilities assumed in connection with acquisition	113	-
Debt issued in connection with acquisitions	300	1,060
Issuance of common stock related to payment of executive bonus	7	-

Issuance of common stock in connection with acquisitions	469	707

See accompanying notes

Index

ARI Network Services, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business

ARI Network Services, Inc. (the “Company” or “ARI”) is a leading provider of electronic parts catalogs, website solutions and related technology and services to increase sales, efficiency and customer satisfaction for dealers, distributors and manufacturers in various markets.

Manufacturers and distributors drive revenue and efficiency gains by leveraging ARI’s dealer relationships and look to ARI as a partner to reach their dealers.  Dealers rely on ARI’s extensive network of manufacturer and distributor relationships and leverage this network into content and solutions which result in revenue and efficiency gains.

The Company provides robust Internet-based and CD-ROM interactive electronic parts catalogs of manufactured equipment to approximately 24,000 dealers in approximately 85 countries.  It serves dealers in various market segments including outdoor power, power sports, appliance, agricultural, marine, recreation vehicles, floor maintenance, auto, construction.  The Company also supplies eCommerce enabled websites, direct mail custom marketing and technology-related services.

ARI operates primarily in two business segments:  the US and European operations.  Each provides technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. Segmented operating information is provided to the Company’s chief operating decision makers.

ARI’s electronic parts catalogs, including its flagship PartSmart® product, dealer marketing services and eCommerce services, including its WebSiteSmart Pro™  product, enable partners in a service and distribution network to (a) conveniently reference parts, service bulletins and other technical reference information, (b) market to their customers and prospects and (c) exchange electronic business documents such as purchase orders, invoices, warranty claims and status inquiries.  The Company briefly operated a business which offered insurance and financing services to dealers in the Powersports industry.  This operation was closed in November 2007.

The electronic cataloging suite of products and services enable partners in a service and distribution network to look up electronically technical reference information such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers.

The website suite of products and services allow dealers to quickly establish an online presence to reach beyond typical geographic constraints and extend their store hours, allowing their customers to look up and order parts and accessories 24 hours a day, 7 days a week.

An important element to ARI’s business is its relationship with over 85 dealer business management system providers through our COMPASS Partners™ program.  A dealer business management system is used by a dealer to manage inventory, maintain accounting records, bill customers and focus marketing efforts.  ARI software’s ability to interface with these systems provides the dealer with a more robust, informative, and cost-effective solution.

ARI also provides eCommerce services to the North American agribusiness industry, accounting for 3% of fiscal 2008’s total revenue.

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2008 and 2007.

Principles of Consolidation

The financial statements include the accounts of ARI Network Services, Inc. and its wholly owned subsidiaries, ARI Europe B.V. and ARI Outsourced F&I Center, LLC.  All intercompany transactions and balances have been eliminated.

The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into United States dollars at historical exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period. Adjustments resulting from the re-measurement of the financial statements into the functional currency are charged or credited to comprehensive income (loss).

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company’s investment policy, as approved by the Board of Directors, is designed to provide preservation of capital, adequate liquidity to meet projected cash requirements, optimum yields in relationship to risk, market conditions and tax considerations and minimum risk of principal loss through diversified short and medium term investments.  Eligible investments include direct obligations of the U.S. Treasury, obligations issued or guaranteed by the U.S. government, certain time deposits, certificates of deposits issued by commercial banks, money market mutual funds, asset backed securities and municipal bonds.  The Company’s current investments include money market mutual funds with terms not exceeding ninety days.

Index

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits in bank accounts.  Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) of $250,000 ($100,000 as of July 31, 2008) are exposed to loss in the event of nonperformance by the institution.  The Company had cash deposits in excess of the FDIC insurance coverage of $986,000 and $950,000 as of July 31, 2008 and 2007, respectively.

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

Work in Process

Work in process consists of billable professional services performed by the Company, for which revenue was recognized pursuant to contract accounting primarily using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred, which have not been invoiced as of the end of the reporting period.

Revenue Recognition

Revenue for use of the network and for information services is recognized on a straight-line basis over the period of the contract.

Revenue from annual or periodic maintenance fees is recognized ratably over the period the maintenance is provided. Revenue from catalog subscriptions is recognized on a straight-line basis over the subscription term.

Revenue from software licenses in multiple element arrangements is recognized ratably over the contractual term of the arrangement. The Company considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the Company’s standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, realizability and valuation of intangible assets, accruals for anticipated losses on projects and litigation, sales tax liabilities, various contract arrangements, and the deferred tax valuation allowance to be significant estimates that are subject to change in the near term.

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

Index

Leasehold improvements are amortized over the useful lives of the assets or the term of the related lease agreement, whichever is shorter.

Capitalized and Purchased Software Product Costs

Certain software development and acquisition costs are capitalized when incurred. Capitalization of these costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the on-going assessment of recoverability of software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, equipment and leasehold improvements and capitalized software product costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2008 and 2007.  The Company incurred $43,000 of impairment charges related to its PartSmart™ product, included in depreciation and amortization, in fiscal 2007 and none in fiscal 2008.

Deferred Financing Costs

Costs incurred to obtain long-term financing are included in other assets and are amortized over the term of the related debt.

Capitalized Interest Costs

In 2008 and 2007, interest costs of $3,000 and $6,000, respectively, were capitalized and included in the capitalized software product costs.

Insurance Premiums Receivable

The Company is the beneficiary of the total premiums paid on a split life insurance policy at the death of the policy holder.  Insurance premiums receivable are recorded at present value based on the average life expectancy of the policy holder and are included in other long term assets.  Insurance premiums receivable at July 31, 2008 consisted of $53,000, which is the present value of future life insurance premiums receivable of $214,000 discounted at 8% over 18 years.  There was no life insurance premiums receivable recorded prior to July 31, 2008.

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

Stock-Based Compensation

On August 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004) (SFAS No. 123(R)), “Share-Based Payment”, to account for its stock option plans, which is a revision of SFAS No. 123 and SFAS No. 95 “Statement of Cash Flows”. The Company adopted SFAS 123(R) using the modified prospective approach. Under this transition method, compensation cost recognized for the years ended July 31, 2008 and 2007 includes the cost for all stock options granted prior to, but not yet vested as of August 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The cost for all share-based awards granted subsequent to July 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of FAS No. 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at July 31, 2008 and 2007.

Index

Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has reported Comprehensive Income which includes net income and cumulative translation adjustments in the Consolidated Statements of Shareholders’ Equity for the year ended July 31, 2008 and 2007.

Basic and Diluted Net Income Per Common Share

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

	2008	2007
Net income	1,383	101
Weighted-average common shares outstanding	6,678	6,378
Effect of dilutive stock options and warrants	225	172
Diluted weighted-average common shares outstanding	6,903	6,550
Net income per share:
Basic	$0.21	$0.02
Diluted	$0.20	$0.02

Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	941	467

Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets with definitive lives at July 31, 2008 and 2007 consist primarily of costs of customer relationships, which are amortized over their estimated useful lives of five years.   These assets were acquired in the Info Access acquisition on July 1, 2008 and the OC-Net acquisition on January 26, 2007, where the fair values were determined using the discounted cash flow approach.

The Company performs annual impairment tests annually or more frequently if facts and circumstances warrant a review. The Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142.  For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using the best evidence available, which in fiscal 2008 was a discounted cash flow model, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit. During fiscal 2008 and 2007 there were no impairments to goodwill.

Intangible assets with indefinite lives consisted of $2,196,000 and $1,269,000 of goodwill at July 31, 2008 and 2007, respectively.

Amortizable intangible assets costs consisted of the following (in thousands):

	Customer	Accumulated	Net
	Relationships	Amortization	Amount
Balance 7/31/07	$1,000	$(119)	$881
Additions	730	-	730
Amortization expense	-	(215)	(215)
Balance 7/31/08	$1,730	$(334)	$1,396

	Finance	Accumulated	Net
	Costs	Amortization	Amount
Balance 7/31/07	$20	$(19)	$1
Amortization expense	-	(1)	(1)
Balance 7/31/08	$20	$(20)	$-

The estimated future amortization expense related to intangible assets for the years subsequent to July 31, 2008 is as follows (in thousands):

Year ending July 31,
2009	$383
2010	383
2011	383
2012	247
Total	$1,396

During fiscal 2008 the Company reclassified $190,000 from amortizable intangible assets to goodwill.  The reclassification was related to the value assigned to workforce intangible assets acquired in the OC – Net acquisition during fiscal 2007.  It was determined during fiscal 2008 that the nature of the workforce intangible assets capitalized required the assets to be presented with goodwill as required by Statement of Financial Accounting Standard 141 Business Combinations.  The impact that this reclassification had on amortization expense was immaterial.  The fiscal 2007 financial statements have been restated to conform to the fiscal 2008 presentation.

Index

Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company August 1, 2008. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this guidance is not expected to have had a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after August 1, 2009.

2. Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software	Accumulated	Net
	Product Costs	Amortization	Amount
Balance 7/31/07	$12,455	$(10,849)	$1,606
Capitalized costs	524	-	524
Acquisitions	230	-	230
Amortization expense	-	(764)	(764)
Balance 7/31/08	$13,209	$(11,613)	$1,596

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs subject to amortization expense consist of the following at July 31, 2008 (in thousands):

Year Ending July 31,
2009	$684
2010	452
2011	277
2012	120
2013	63
Total	$1,596

Index

3. Notes Payable

Notes payable consist of the following at July 31 (in thousands):

	2008	2007
Notes Payable	$800	$1,533
Less imputed interest	(8)	(33)
Less debt discount	-	(3)
Plus carrying value in excess of the face amount of the notes payable	-	5
	792	1,502
Less current maturities	676	1,023
	$116	$479

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

The Company issued $700,000 of notes and $400,000 of future, non-interest bearing contingent payments in connection with the OC-Net acquisition in 2007. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 7.00% as of July 31, 2008). The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through December 31, 2009. The notes do not contain any financial covenants. The Company paid $250,000 of the future contingent payments in February, 2008, and the remaining $150,000, which includes $8,000 of imputed interest, is due in January, 2009.

In 2008, the Company issued $300,000 of notes payable in connection with the Info Access acquisition, of which $100,000 is due on October 1, 2008 and $200,000 is due on July 1, 2009. The interest rate on the payments is 6%.

Principal payments due on notes payable are as follows:

Year Ending July 31

2009	$676,000
2010	116,000
TOTAL	$792,000

4.  Acquisitions

On January 26, 2007, the Company purchased all of the outstanding stock of OC-Net, Inc. (“OC-Net”), a privately held corporation in Cypress, CA, that provided website development and hosting services to the Power Sports market (which includes motorcycles, All Terrain Vehicles, snowmobiles and personal watercraft), as well as certain customers outside the Power Sports market.  Consideration for the acquisition included approximately $1.1 million in cash, 350,000 shares of the Company’s common stock, $700,000 in debt to the sellers and future contingent payments totaling up to $400,000.  It was determined that as of July 31, 2008 and 2007, it was more likely than not that the contingencies associated with the remaining $150,000 would be resolved such that the Company would owe that amount.  Accordingly, this amount has been recorded as a liability at July 31, 2008 and 2007.

The purchase price of this acquisition has been allocated to the following specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities as determined by an independent valuation (in thousands):

Cash	$41
Accounts receivable	99
Prepaid taxes	5
Equipment	101
Software	580
Goodwill	1,269
Other intangible assets	1,000
Total assets	3,095

Accounts payable	$56
Deferred revenue	19
Capital leases	29
Deferred taxes	7
Total liabilities	111
Net assets acquired	$2,984

Capitalized software is amortized over 4 years and intangibles related to customer relationships are amortized over 5 years. In connection with the acquisition, the Company entered into an employment agreement with Robert Hipp (the “Employment Agreement”) to serve as a Marketing/Business Development Manager for the Company.  The term of the Employment Agreement expires on January 26, 2009.

Index

The following table shows the audited results of operations for the fiscal year ended July 31, 2008 and the unaudited pro forma results of operations for the fiscal year ended July 31, 2007, which assumes the acquisition of the OC-Net business occurred at the beginning of that period:

(in thousands, except per share data)

		ProForma
		Results
	2008	2007
Revenue	$16,917	$16,094
Net income(loss)	1,383	(146)
Net income(loss)/share	0.21	(0.02)
Net income(loss)/diluted share	0.20	(0.02)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

On July 1, 2008, the Company acquired all of the assets related to electronic parts catalog (EPC), electronic commerce and certification testing for service technicians of Info Access, the micropublishing division of Eye Communications, Inc., of Hartland, Wis.  Consideration for the acquisition included approximately $1.0 million in cash, 312,500 shares of the Company’s common stock, 125,000 of which is held in escrow based on contingent revenue retention and notes payable of $300,000.  It was determined that as of July 31, 2008, the contingencies associated with the shares in escrow would be resolved such that the Company would owe that amount.  Accordingly, this amount has been recorded as outstanding stock at July 31, 2008.

The purchase price of this acquisition has been allocated to the following specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities (in thousands):

Prepaid expenses	$9
Software	230
Goodwill	927
Other intangible assets	730
Total assets	1,896

Deferred revenue	$23
Capital leases	6
Total liabilities	29
Net assets acquired	$1,867

Capitalized software is amortized over 2 years and intangibles related to customer relationships are amortized over 4 years.

5. Capital and Operating Leases

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2012. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes related to the office space leases. Total rental expense for the operating leases was $659,000 in 2008 and $586,000 in 2007.

Where applicable, rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differ from the pattern of payments required by the leases. Other accrued liabilities include $18,000 of deferred rent at July 31, 2008 and $48,000, of deferred rent at July 31, 2007.  As more fully discussed in Note 12, the Company has a recorded liability totaling $204,000 for estimated net future lease costs associated with closed offices.

The Company has certain capital lease agreements in place related to computer and office equipment.  Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal year ending	Leases	Leases
2009	$128	$563
2010	123	298
2011	112	230
2012	19	13
2013	16	-
Thereafter	-	-
Less amounts related to interest	69	-
Total minimum lease payments	$328	$1,104

6. Line of Credit

On July 9, 2004, the Company entered into a line of credit with JPMorgan Chase, N.A. which, as since amended, permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,500,000, and bears interest at prime rate.  Eligible accounts include certain non-foreign accounts receivable which are less than 90 days from the invoice date.  The line of credit terminates July 9, 2009, and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  As of July 31, 2008 and 2007, there was $700,000 and $-0-, respectively, outstanding on the line of credit.

Index

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

8. Stock-based Compensation Plans

Total stock compensation expense recognized by the Company for the years ended July 31, 2008 and 2007 was approximately $306,000 and $159,000, respectively.  As of July 31, 2008 and 2007, there was approximately $481,000 and $143,000, respectively, of total unrecognized compensation cost related to non-vested options granted under the plans.

The Company used the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. Prior to fiscal year 2007, we accounted for forfeitures as they occurred for the purposes of our pro forma information under SFAS 123.

The weighted average assumptions in the following table  were used to estimate the fair value of options granted:

	Twelve months ended July 31,
	2008	2007
Expected life (years)	10 years	10 years
Risk-free interest rate	4.52%	4.88%
Expected volatility	78%	122%
Expected forfeiture rate	20.92%	15.91%
Expected dividend yield	0%	0%

Employee Stock Purchase Plans

The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 154,322 of the shares have been issued as of July 31,

2008. All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

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

Index

Changes in option shares under the 1991 Plan are as follows:

	Year ended July 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	125,686	$2.31	1.89	$-
Granted	-	-
Exercised	-	-
Forfeited	(32,500)	$2.28
Outstanding at end of period	93,186	$2.27	1.23	$-
Exercisable at end of period	93,186	$2.27	1.23	$-

	Year ended July 31, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	146,686	$2.28	2.85	$13,125
Granted	-	-
Exercised	-	-
Forfeited	(21,000)	$2.12
Outstanding at end of period	125,686	$2.31	1.89	$-
Exercisable at end of period	125,686	$2.31	1.89	$-

The range of exercise prices for options outstanding at July 31, 2008 and 2007 was $2.06 to $9.06.

1993 Director Stock Option Plan

The Company’s 1993 Director Stock Option Plan (“Director Plan”) has expired and is terminated except for outstanding options. The Director Plan originally had 150,000 shares of common stock reserved for issuance to non-employee directors. Options under the Director Plan were granted at the fair market value of the stock on the grant date.

Each option granted under the Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.

Changes in option shares under the Director Plan are as follows:

	Year ended July 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	1,313	$2.65	2.97	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	1,313	$2.65	1.97	$-
Exercisable at end of period	1,313	$2.65	1.97	$-

	Year ended July 31, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at beginning of period	1,313	$2.65	3.97	$152
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at end of period	1,313	$2.65	2.97	$-
Exercisable at end of period	1,313	$2.65	2.97	$-

The range of exercise prices for options outstanding at July 31, 2008 and 2007 was $2.00 to $3.56.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (“2000 Plan”) has 1,950,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualified stock options.

Index

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

Eligible participants include current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management of the Company, can have a significant effect on the success of the Company. Changes in option shares under the 2000 Plan are as follows:

	Year ended July 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remain Contract Period	Aggregate Intrinsic Value
Outstanding at beginning of period	1,013,100	$1.45	6.61	$320,062
Granted	548,625	$1.51
Exercised	-	-
Forfeited	(181,187)	$1.18
Outstanding at end of period	1,380,538	$1.51	7.36	$150,967
Exercisable at end of period	937,203	$1.48	6.28	$150,967

	Year ended July 31, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remain Contract Period	Aggregate Intrinsic Value

Outstanding at beginning of period	1,054,350	$1.35	7.27	$814,975
Granted	127,000	$2.00
Exercised	(39,126)	$0.52
Forfeited	(129,124)	$1.46
Outstanding at end of period	1,013,100	$1.45	6.61	$320,062
Exercisable at end of period	875,425	$1.39	6.29	$310,823

The range of exercise prices for options outstanding at July 31, 2008 and 2007 was $0.15 to $2.74.

Changes in non-vested option shares under the 2000 Plan are as follows:

	Year ended July 31, 2008
	Options	Wt-Avg Grant Date Fair Value
Non-vested at beginning of period	137,675	$1.79
Granted	548,625	$1.51
Vested	(226,249)	$1.54
Forfeited	(16,716)	$2.06
Non-vested at end of period	443,335	$1.76

	Year ended July 31, 2007
	Options	Wt-Avg Grant Date Fair Value
Non-vested at beginning of period	188,799	$1.59
Granted	127,000	$2.00
Vested	(49,000)	$1.57
Forfeited	(129,124)	$1.46
Non-vested at end of period	137,675	$1.79

9. Income Taxes

The provision for income taxes is composed of the following (in thousands):

	Year ended July 31,
	2008	2007
Current:
Federal	$362	$113
State	121	26
Utilization of net operatiing loss carryforwards	(425)	(135)
Deferred, net	(648)	-
	$(590)	$4

Provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because ultimately the realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations.

Index

The Company had a change in its estimated valuation allowance due to a historical trend of eight quarters of profit and projections of profit in the near future beginning in fiscal 2005.  The Company continues to evaluate the realizability of deferred tax assets on a quarterly basis.

Significant components of the Company’s deferred tax liabilities and assets as of July 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$10,615	$13,100
Alternative minimum tax credit carryforwards	78	66
Deferred revenue	1,832	2,065
Goodwill basis difference	430	514
Other	1,273	1,565
Total deferred tax assets	14,228	17,310
Valuation allowance for deferred tax assets	(10,618)	(14,176)
Net deferred tax asset	3,610	3,134
Deferred tax liabilities
Software product costs and other	(580)	(660)
Intangibles	(288)	(380)
Net deferred taxes	$2,742	$2,094

As of July 31, 2008, the Company has unused net operating loss carryforwards for federal income tax purposes of $27,402,000 expiring in 2009 through 2020.

A portion of these unused net operating loss carryforwards for federal income tax purposes totaling $2,038,000 expire between 2012 and 2014 and are limited to $116,000 annually that can be utilized to offset taxable income. Use of these net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.

In addition, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $21,644,000 expiring in 2009 through 2015.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 6% to income before income taxes is as follows (in thousands):

	2008	2007
Computed income taxes at 40%	$296	$42
Permanent items	4	8
Gross change in valuation allowance	(648)	-
Utilization of previously unrecognized benefit of net operating losses	(425)	(135)
Effective rate differences and Other	183	89
Income tax expense (benefit)	$(590)	$4

During 2008 and 2007, $6,422,000 and $7,432,000 respectively, of federal net operating loss carryforwards expired.  These expired net operating loss carryforwards have been included in the calculation of the change in valuation allowance.

The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), on August 1, 2007. The implementation of FIN 48 did not have a significant impact on our results of operations or financial position and therefore no amounts were reserved for uncertain tax positions as of July 31, 2008.

10. Employee Benefit Plan

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of $15,500 ($20,500 over age 50) in calendar 2008 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During 2008 and 2007, the Company issued 24,059 and 18,556 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan. The amounts charged to expense for the 401(k) contributions, net of forfeitures, were $38,000 during 2008 and $41,000 during 2007.

11. Changes in Accounting Estimates

During fiscal 2008, the Company had a change in its estimated valuation allowance related to deferred tax assets due to continual revisions and evaluations of the estimates of the expected results of operations for the next twelve months.  The difference between the amounts previously recorded as a valuation allowance and the amount recorded was credited to income in fiscal 2008.  The amount of this change in accounting estimate was approximately $648,000.  The impact of this change was to increase basic and diluted earnings per common share by $0.09.

12. Restructuring

In July, the Company announced a restructuring that would consolidate its data conversion operations in Virginia into its Wisconsin location and consolidate the software development operations in Colorado into its California location.  A charge was taken to reflect the following restructuring costs (in thousands):

Severance and related benefits	$292
Net future lease costs	204
Equipment disposition and other	33
Total restructuring costs	$529

13. Business Segments

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

Index

Business Segment Information
(In thousands)

Revenue	2008	2007
Netherlands	$763	$668
United States	16,154	14,767
Consolidated	16,917	15,435

Net Income (Loss)	2008	2007
Netherlands	$(262)	$(800)
United States	1,645	901
Consolidated	$1,383	$101

Total Assets	2008	2007
Netherlands	$1,306	$1,061
United States	10,887	8,866
Consolidated	$12,193	$9,927

13. Concentration and Related Party

Briggs & Stratton Corporation (“Briggs”) is one of the Company’s customers and owns approximately 12% of the Company’s stock.  Briggs has entered into customer contracts with the Company and has provided vendor services to the Company in the ordinary course of business.  Generally, the customer contracts are for one or two years and renew annually thereafter unless either party elects otherwise.  The Company invoiced Briggs approximately $418,000 and $498,000 for products and services provided during fiscal 2008 and fiscal 2007, respectively.  Briggs had unpaid net trade receivables of $212,000 or 17% and $250,000 or 19% of total trade receivables outstanding as of July 31, 2008 and 2007, respectively, none of which was over 90 days at July 31, 2008 and $1,000 of which was over 90 days at July 31, 2007.

The vendor services provided by Briggs are for printing of the Company’s postcards resold to customers and are included in cost of sales.  Briggs invoiced the Company approximately $156,000 and $290,000 for printing services during fiscal 2008 and fiscal 2007, respectively, $8,000 and $9,000 of which were unpaid as of July 31, 2008 and 2007.

Gordon J. Bridge serves on the Company’s board of directors.  He was assigned to help the Company  evaluate potential strategic growth areas of the business for which he was compensated approximately $108,000 and $176,000 during fiscal 2008 and 2007, respectively.

14.  Litigation

On June 23, 2008, Powersports Complete, LLC (“Powersports”) filed a complaint in the United States District Court for the Eastern District of Wisconsin against the Company and its wholly-owned subsidiary, ARI Outsourced F&I Center, LLC (“ARI Outsourced”).  The complaint claims, among other things, that the Company and ARI Outsourced owe $56,960 to Powersports in connection with their business arrangements during 2007.  The complaint also claims that Powersports, among other remedies, is entitled to compensatory damages in the amount of $1,250,000 and punitive damages in the amount of $2,500,000.  The Company and ARI Outsourced filed their answer to the complaint on September 16, 2008.  The answer denied that Powersports is entitled to the payments described above, and asserted numerous counterclaims against Powersports.  There have not been any communication or settlement discussions among Powersports, ARI or ARI Outsourced since the answer was filed.

Index

Schedule II

ARI Network Services, Inc.

Valuation and Qualifying Accounts
Years ended July 31, 2008 and 2007
(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Expense (Income)		Deductions		Balance at End of Year

Allowance for doubtful accounts -trade receivables:

2008	$148	$58	(B)	$27	(A)	$178

2007	$103	$51	(B)	$6	(A)	$148

Restructure Accrual:

2008	$0	$529		$0		$529

(A)	Uncollectible accounts written off, net of recoveries.
(B)	Net of gains or losses due to changes in currency exchange rate