Form 10-Q
period 2008-10-31
ARI NETWORK SERVICES INC /WI
filed 2008-12-15
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________  to ________________

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
YES     ☒           NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐            NO    ☒

As of December 8, 2008 there were 7,073,766 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 31, 2008

Index

ITEM 1. FINANCIAL STATEMENTS

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
	(Unaudited)	(Audited)
	October 31,	July 31,
	2008	2008
ASSETS
Current Assets:
Cash	$860	$1,086
Trade receivables, less allowance for doubtful accounts of $178 and $175 at October 31, 2008 and July 31, 2008, respectively	1,104	1,304
Work in Process	215	264
Prepaid expenses and other	267	392
Deferred income taxes	330	330
Total Current Assets	2,776	3,376
Equipment and leasehold improvements:
Computer equipment	5,772	5,647
Leasehold improvements	305	198
Furniture and equipment	2,880	2,842
	8,957	8,687
Less accumulated depreciation and amortization	7,626	7,523
Net equipment and leasehold improvements	1,331	1,164

Deferred income taxes	2,412	2,412
Goodwill	2,196	2,196
Other intangible assets	1,301	1,396
Other long term assets	53	53

Capitalized software product costs:
Amounts capitalized for software product costs	13,435	13,209
Less accumulated amortization	11,828	11,613
Net capitalized software product costs	1,607	1,596

Total Assets	$11,676	$12,193

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current borrowings on line of credit	$700	$700
Current portion of notes payable	581	676
Accounts payable	175	408
Deferred revenue	4,631	5,071
Accrued payroll and related liabilities	874	922
Accrued sales, use and income taxes	45	80
Accrued vendor specific liabilities	305	284
Other accrued liabilities	640	615
Current portion of capital lease obligations	95	95
Total Current Liabilities	8,046	8,851

Non-current liabilities
Notes payable	58	116
Long-term portion of accrued compensation	91	97
Capital lease obligations	210	233
Total Non-current Liabilities	359	446

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2008 and July 31, 2008, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2008 and July 31, 2008, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 6,971,927 shares issued and outstanding at
October 31, 2008 and July 31, 2008	7	7
Common stock warrants and options	577	501
Additional paid-in-capital	95,148	95,148
Accumulated deficit	(92,452)	(92,708)
Other accumulated comprehensive income	(9)	(52)
Total Shareholders' Equity	3,271	2,896

Total Liabilities and Shareholders' Equity	$11,676	$12,193

Note:  The balance sheet at July 31, 2008 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Index

ARI Network Services, Inc.
Consolidated Statements of Income - Unaudited
(Amounts in Thousands, Except Per Share Data)
	(Unaudited)
	Three months ended
	October 31,
	2008	2007

Revenue	$4,169	$4,224
Cost of products and services sold*	729	747

Gross Margin	3,440	3,477

Operating expenses:
Depreciation and amortization+	229	195
Customer operations and support	305	280
Selling, general and administrative	2,158	2,380
Software development and technical support	457	349

Net operating expenses	3,149	3,204

Operating income	291	273

Other income (expense)	(35)	(24)

Income before provision for income taxes	256	249

Income tax benefit (expense)	-	(6)

Net income	$256	$243

Average common shares outstanding:
Basic	6,972	6,634
Diluted	7,078	6,818

Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

* includes amortization of software products of $215 and $194, respectively and excludes other depreciation and amortization included in operating expenses
+ exclusive of amortization of software products included in cost of sales

Index

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
	(Unaudited)
	Three months ended
	October 31,
	2008	2007

Operating activities
Net income	$256	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	215	194
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	4	8
Depreciation and other amortization	229	195
Stock based compensation related to stock options	76	9
Stock issued as contribution to 401(k) plan	-	37
Net change in assets and liabilities:
Trade receivables, net	215	522
Work in process	49	118
Prepaid expenses and other	127	31
Accounts payable	(233)	(585)
Deferred revenue	(440)	(617)
Accrued payroll related liabilities	(58)	137
Accrued sales, use and income taxes	(35)	(18)
Accrued vendor specific liabilities	21	15
Other accrued liabilities	24	271
Net cash provided by operating activities	450	560

Investing activities
Purchase of equipment, software and leasehold improvements	(259)	(43)
Software product costs capitalized	(226)	(86)
Net cash used in investing activities	(485)	(129)

Financing activities
Payments under notes payable	(157)	(409)
Payments of capital lease obligations	(23)	(1)
Net cash used in financing activities	(180)	(410)

Effect of foreign currency exchange rate changes on cash	(11)	4
Net change in cash	$(226)	$25
Cash at beginning of period	$1,086	$1,050
Cash at end of period	$860	$1,075

Cash paid for interest	$26	$49
Cash paid for income taxes	$28	$10

See accompanying notes

Index

Notes to Condensed Consolidated Financial Statements
(Unaudited)
October 31, 2008

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending July 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2008.

The financial statements include the accounts of ARI Network Services, Inc. (the “Company”) and its wholly owned subsidiaries, ARI Europe B. V.  and ARI Outsourced F&I Center, LLC (“OFIC”). All inter-company transactions and balances have been eliminated.  OFIC was suspended in December, 2007, although the LLC remains in place and the Company may re-initiate operations at a future date.

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

Beginning in fiscal 2009, the Company reports revenue in total on the income statement rather than by service type, as has been done historically.  The fiscal 2008 financial statements have been restated to conform to the fiscal 2009 presentation.  For more revenue details, refer to Item 2, Management’s discussion and analysis of financial condition and results of operations.

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

	Three months ended
	October 31,
	2008	2007
Net income	$256	$243
Weighted-average common shares outstanding	6,972	6,634
Effect of dilutive stock options and warrants	106	184
Diluted weighted-average common shares outstanding	7,078	6,818
Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,156	624

Index

3.	STOCK-BASED COMPENSATION

There were no capitalized stock-based compensation costs at October 31, 2008 or at October 31, 2007.  Total stock compensation expense recognized by the Company during the three month periods ended October 31, 2008 and 2007 was approximately $76,000 and $9,000.  As of October 31, 2008 and 2007 there was approximately $451,000 and $109,000 of total unrecognized compensation cost related to non-vested options granted under its stock option plans.

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

As stock-based compensation expense recognized in our results for the three months ended October 31, 2008 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures based on our historical experience.

The fair value of each option grant is estimated using the assumptions in the following table:

	2008	2007
Expected life (years)	10 years	10 years
Risk-free interest rate	4.0%	4.9%
Expected volatility	68.0%	122.0%
Expected forfeiture rate	12.0%	9.7%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plans

The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 154,322 of the shares have been issued as of October 31, 2008. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

1991 Stock Option Plan

The Company’s 1991 Stock Option Plan was terminated August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or (b) nonqualified stock options.

Any incentive stock option that was granted under the 1991 Plan could not be granted at a price less than the fair market value of the stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the voting stock of the Company). Nonqualified stock options were allowed to be granted at the exercise price established by the Compensation Committee of the Board of Directors, which could be less than, equal to or greater than the fair market value of the stock on the date of grant.

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

Index

Changes in option shares under the 1991 Plan:

Three months ended October 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	93,186	$2.27	1.23	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(29,936)	$2.18	n/a	n/a
Outstanding at end of period	63,250	$2.31	1.12	$-
Exercisable at end of period	63,250	$2.31	1.12	$-

Three months ended October 31, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	125,686	$2.31	1.89	n/a
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	$4.06	n/a	n/a
Outstanding at end of period	125,186	$2.30	1.64	n/a
Exercisable at end of period	125,186	$2.30	1.64	n/a

The range of exercise prices for options outstanding at October 31, 2008 and 2007 was $2.06 to $9.06.

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

Index

Changes in option shares under the Director Plan:

Three months ended October 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	1,313	$2.65	1.97	n/a
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at end of period	1,313	$2.65	1.72	n/a
Exercisable at end of period	1,313	$2.65	1.72	n/a

Three months ended October 31, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	1,313	$2.65	2.97	n/a
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at end of period	1,313	$2.65	2.72	n/a
Exercisable at end of period	1,313	$2.65	2.72	n/a

The range of exercise prices for options outstanding at October 31, 2008 and 2007 was $2.00 to $3.56.

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

Index

Changes in option shares under the 2000 Plan during the:

Three months ended October 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	1,380,538	$1.51	7.36	$150,967
Granted	58,000	$1.26	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(128,438)	1.24	n/a	n/a
Outstanding at end of period	1,310,100	$1.52	7.44	$70,344
Exercisable at end of period	816,233	$1.52	6.22	$70,344

Three months ended October 31, 2007
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	1,013,100	$1.45	6.61	$320,062
Granted	-	$-	n/a	n/a
Exercised	-	$-	n/a	n/a
Forfeited	(89,186)	$1.07	n/a	n/a
Outstanding at end of period	923,914	$1.48	6.42	$275,417
Exercisable at end of period	800,675	$1.43	6.11	$267,319

Changes in non-vested option shares under the 2000 Plan during the:

Three months ended October 31, 2008
	Options	Wt-Avg Grant Date Fair Value
Non-vested at beginning of period	443,335	$1.76
Granted	58,000	$1.26
Vested	-	n/a
Forfeited	(7,468)	$1.61
Non-vested at end of period	493,867	$1.53

Three months ended October 31, 2007
	Options	Wt-Avg Grant Date Fair Value
Non-vested at beginning of period	137,675	$1.79
Granted	-	n/a
Vested	-	n/a
Forfeited	(14,436)	$1.28
Non-vested at end of period	123,239	$1.85

The range of exercise prices for options outstanding at October 31, 2008 and 2007 was $0.15 to $2.735.

Index

4.	ACQUISITIONS

On July 1, 2008, the Company acquired all of the assets related to electronic parts catalogs, electronic commerce and certification testing for service technicians of Info Access, the micropublishing division of Eye Communication Systems, Inc. (“ECSI”), of Hartland, WI.  Consideration for the acquisition included approximately $1.0 million in cash, 312,500 shares of the Company’s common stock, 125,000 of which is held in escrow based on contingent revenue retention, and notes payable of $300,000.  It was determined that as of July 31, 2008, it was more likely than not that the contingencies associated with the shares in escrow would be resolved such that the Company would be obligated to deliver such escrowed shares to ECSI in October, 2009.  Accordingly, this amount has been recorded as outstanding stock at July 31, 2008 and October 31, 2008.

5.	NOTES PAYABLE

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited balance sheet as of October 31, 2008 and audited balance sheet as of July 31, 2008.

Debt Schedule
(Dollars in thousands)

	October 31,	July 31,	Percent
	2008	2008	Change

Debt related to acquisition of OC-Net, Inc.:
Current portion of notes payable	$233	$233	-%
Long term portion of notes payable	60	117	(48.7)
Total notes payable	293	350	(16.3)
Current cash earnout	150	150	-
Imputed interest on cash earnout/holdback	(4)	(8)	(50.0)
Total debt related to acquisition of OC-Net	439	492	(10.8)

Notes payable to Eye Communication Systems, Inc. - current	200	300	(33.3)
Current borrowings on line of credit	700	700	-
Total Debt	$1,339	$1,492	(10.3)%

The Company issued $700,000 of notes and $400,000 of future non-interest bearing contingent payments in connection with the January 26, 2007 purchase of OC-Net, Inc.  The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 6.00% as of October 31, 2008).  The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through April 30, 2010.  The notes do not contain any financial covenants.  The Company paid $250,000 of the future contingent payments in February, 2008, and the remaining $150,000 is due in January, 2009.

In 2008, the Company issued $300,000 of notes payable in connection with the Info Access acquisition, of which $100,000 was paid on October 1, 2008 and $200,000 is due on July 1, 2009. The interest rate on the note is 6%.

6.            LINE OF CREDIT

On July 9, 2004, the Company entered into a line of credit with JPMorgan Chase, N.A. which, as since amended, permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,500,000, and bears interest at prime rate.  Eligible accounts include certain non-foreign accounts receivable which are outstanding for fewer than 90 days from the invoice date.  The line of credit terminates July 9, 2009, and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  The Company had $700,000 principal outstanding on the line of credit at October 31, 2008 and July 31, 2008.

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

8.             INCOME TAXES

The provision for income taxes is composed of the following (in thousands):

	Three months ended
	October 31,
	2008	2007
Current:
Federal - Effect	$-	$143
State - Effect	-	28
Generation (utilization) of net operating loss carryforwards	120	(165)
Deferred, net	(120)	-
	$-	$6

Provision for income taxes is an estimate based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities and does not represent current taxes due.  The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  An assessment is performed on a quarterly basis of the likelihood that net deferred tax assets will be realized from future taxable income.  To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  Because the ultimate realizability of deferred tax assets is dependent upon the outcome of future events, the amount established as a valuation allowance is a significant estimate that is subject to change quarterly.  The change in the valuation allowance during a period is reflected with a corresponding income tax provision increase or decrease in the Consolidated Statements of Income.  Because of the uncertainty of long-term future economic conditions, the estimated future utilization of deferred net tax assets is based on twelve quarters of projections.  The Company made no change in its estimated total realizable net deferred tax assets in the current quarter ended October 31, 2008.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for  Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48), on August 1, 2007. The implementation of FIN 48 did not have a significant impact on our results of operations or financial position and therefore no amounts were reserved for uncertain tax positions as of October 31, 2008 and July 31, 2008.

9.	BUSINESS SEGMENTS

The Company’s business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has segregated the Netherlands operation and the U.S. operations into separate reportable segments.  (Refer to Note 1 to the financial statements, “Description of Business and Significant Accounting Policies” included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2008, for a description of segment operations and the accounting policies for each of the segments.) We evaluate the performance of and allocate resources to each of the segments based on their operating results excluding interest and taxes.

Index

Information concerning the Company’s operating business segments for fiscal 2008 and 2007 is as follows:

	Three months ended
	October 31,
Revenue	2008	2007
Netherlands	$172	$161
United States	3,997	4,063
Consolidated	$4,169	$4,224
Net Income (Loss)
Netherlands	$(36)	$(69)
United States	292	312
Consolidated	$256	$243

	October 31,	July 31,
Total Assets	2008	2008
Netherlands	$1,165	$1,306
United States	10,511	10,887
Consolidated	$11,676	$12,193
10.	RESTRUCTURING
In July, 2008, the Company announced a restructuring consolidating its data conversion operations in Virginia into its Wisconsin location and consolidating the software development operations in Colorado into its California location.  A charge of $529,000 was taken in the fourth quarter of fiscal 2008, to reflect the restructuring costs.  The following represents changes to the restructuring reserve (in thousands):

	Balance July 31,	Payments August - October	Balance October 31,
	2008	2008	2008
Severance and related benefits	$292	$(140)	$152
Net future lease costs	204	(45)	159
Equipment disposition and other	33	(15)	18
Total restructuring costs	$529	$(200)	$329

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company produced net income of $256,000 for the three months ended October 31, 2008, compared to $243,000 for the three months ended October 31, 2007.  The increase in earnings was due to the net effect of decreases in revenue and in operating expenses.  Total revenue decreased 1.2% for the three month period ended October 31, 2008, compared to the same period last year, primarily due to a decrease in revenues from the Company’s catalog and professional services, which was substantially offset by marketing services revenue from sales of WebsiteSmart Pro™ and catalog revenue related to the July 1, 2008 Info Access acquisition.  Management expects revenue to decrease for the balance of the fiscal year, primarily in its professional services business, due to the global economic downturn.

The heightened market uncertainties created by this economic downturn are also expected to place certain segments of the Company’s customers under margin pressure that may have a negative effect on ARI’s level of new sales and operating income.  Management has taken and will continue to take prudent steps to prepare for and react timely to the changing market conditions while trying to fund the initiatives which position the Company for the future. We anticipate generating sufficient cash flow from operations to fund the business’ needs for the foreseeable future.

Certain statements contained herein are forward-looking statements. The Company’s actual results may differ materially from those contained in the forward looking statements, particularly in the current weak economic environment, which has and may continue to adversely affect our operating results.  Recent turmoil in the capital and credit markets has increased the difficulty and expense of obtaining financing for many companies.  As a result, additional financing may not be available to us, and if it is, it may be dilutive to existing shareholders or may be on terms that are not favorable to us.  Management has made assumptions in its remarks that the global credit markets will not deteriorate further and acknowledges the increased uncertainty caused by the current economic environment.  See “Forward Looking Statements.”

Critical Accounting Policies and Estimates

General
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, among others, those related to customer contracts, valuation of intangible assets, bad debts, capitalized software product costs, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its financial statements.

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

Bad Debts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company currently reserves for most amounts due beyond 90 days, unless there is reasonable assurance of collectability. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Legal Provisions
The Company is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. The Company reserves for any material estimated losses if the outcome is probable, in accordance with the provisions of SFAS No. 5 “Accounting for Contingencies”.

Index

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” equipment and leasehold improvements and capitalized software product costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2008.  There have been no impairments of long-lived assets identified during fiscal 2009 or 2008.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets with definitive lives consist primarily of costs of customer relationships, which are amortized over their estimated useful lives of five years.

The Company performs impairment tests annually, or more frequently if facts and circumstances warrant a review. The Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142.  For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using the best evidence available, which in fiscal 2008 was a discounted cash flow model, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit. There has been no impairment of goodwill identified during fiscal 2009 or 2008.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  There have been no impairments of intangible assets with estimable useful lives identified during fiscal 2009 or 2008.

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

Deferred Income Taxes
The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations.

Stock-Based Compensation
On August 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment”, to account for its stock option plans, which is a revision of SFAS No. 123 and SFAS No. 95 “Statement of Cash Flows”. The Company adopted SFAS No. 123(R) using the modified prospective approach. Under this transition method, compensation cost recognized for the three month periods ended October 31, 2008 and 2007 includes the cost for all stock options granted prior to, but not yet vested as of August 1, 2006. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. The cost for all share-based awards granted subsequent to July 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of FAS No. 123(R). Results for prior periods have not been restated. Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at October 31, 2008 and July 31, 2008.

Revenues

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

Index

The following table shows the products and services that the Company offers, a brief description of them and the industries where they are or may be currently in use.

Electronic Catalog Products And Services
Product or Service	Description	Primary Industry/Market
PartSmart® Classic™	Electronic parts catalog for equipment dealers, formerly PartSmart Version 6	Equipment- all sub-markets
PartSmart® 8™	Electronic parts catalog for equipment dealers	Equipment- all sub-markets
PartSmart® Web™	Web based electronic parts catalog, formerly EMPARTweb	Equipment - all sub-markets
Lookupparts.com	PartSmart Web-based lookup service offered to dealers on a subscription basis	Equipment - all sub-markets
PartSmart® Web™ ASP	Electronic parts catalog viewing software offered as a hosted service for individual distributors and manufacturers, formerly EMPARTweb ASP	Equipment - all sub-markets
PartSmart® Cart™	Add-on product to PartSmart Web that facilitates order taking from the catalog	Equipment - all sub-markets
PartSmart® Data Manager™	Electronic parts catalog creation software used to produce catalogs for viewing on PartSmart Classic, PartSmart 8, and PartSmart Web	Equipment - all sub-markets
PartSmart® Data Publisher™	Add-on product to PartSmart Data Manager that facilitates the creation of a file of parts and related information for use in PartSmart PDF Catalog Composer Module	Equipment – all sub-markets
PartSmart® PDF Catalog Composer™ Module
Add-on product to PartSmart Data Manager that facilitates the creation of a parts manual, price sheet or other parts-related publications in the Adobe Acrobat format for printing, electronic distribution or online display
Equipment – all sub-markets
PartSmart® IPL™	Electronic parts catalog for equipment dealers	Appliance
PartSmart® IPL Web™	Web based electronic parts catalog, formerly EMPARTweb	Appliance
Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment - all sub-markets
EMPARTviewer™	Electronic parts catalog viewing software	Equipment - RV
Professional services	Project management, software customization, back-end system integration, roll-out management, and help desk support services	Equipment - all sub-markets

MARKETING SERVICES
Product or Service	Description	Primary Industry/Market
WebsiteSmart Pro™	Software to create customized websites and conduct business electronically, including optional shopping cart, superseding WebsiteSmart	Equipment - outdoor power, power sports
WebsiteSmart™	Software to create customized websites and conduct business electronically, including optional shopping cart	Equipment - outdoor power, power sports
Professional Services	Large-scale website creation, hosting and maintenance services	Equipment – all sub-markets
ARI MailSmart™	Direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment – all sub-markets
eMailSmart™	Email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter	Equipment – all sub-markets
Content Management Services	Add-on solution to WebsiteSmart and Website Smart Pro that automatically updates a website with weather alerts, promotions based on customer seasonality and supplier promotions	Equipment – all sub-markets

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

As part of its historical business practice, the Company continues to provide electronic transaction services to the North American agribusiness industry, representing approximately 4% of total revenue for the three months ended October 31, 2008.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.  In the table below, revenue is categorized by customer location, rather than by ARI subsidiary.  Since some non-North American customers are billed from the U.S. subsidiary, the presentation is different from the segment reporting in Note 9 above.

Revenue by Location and Service
(Dollars in Thousands)
	Three months ended
	October 31,		Percent
	2008	2007	Change
North America
Catalog subscriptions	$2,546	$2,592	(1.77	) %
Catalog professional services	255	289	(11.76)
Marketing services	650	536	21.27
Marketing professional services	325	409	(20.54)
Dealer & distributor communications	165	163	1.23
Subtotal North America	3,941	3,989	(1.20)

Rest of the World
Catalog subscriptions	216	235	(8.09)
Catalog professional services	12	-	N/A
Subtotal Rest of the World	228	235	(2.98)

Total Revenue
Catalog subscriptions	2,762	2,827	(2.30)
Catalog professional services	267	289	(7.61)
Marketing services	650	536	21.27
Marketing professional services	325	409	(20.54)
Dealer & distributor communications	165	163	1.23
Total Revenue	$4,169	$4,224	(0.01	) %

Index

North America

Catalog Subscriptions

North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues remained relatively the same for the three month period ended October 31, 2008, compared to the same period last year.  This result consists of a decline related to the non-renewal of a significant OEM customer, who subscribed to ARI’s electronic parts catalog in bulk on behalf of its dealers, which was partially offset by revenue from this OEM’s dealers which purchased from ARI directly and from sales to customers related to the Info Access acquisition. Catalog subscription renewals from the Company’s North American dealer customers were greater than 90% for the first fiscal quarter of 2009,  improving from the 88% renewal rate for the same period in the prior year.  Management expects revenues from catalog subscriptions in North America for the remainder of fiscal 2009 to decline marginally compared to the prior year.

Catalog Professional Services

Revenues from North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America decreased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to lower customization labor services for the deployment of new web-based manufacturer databases.  Management expects revenues from catalog professional services in North America to continue to be lower than the previous year for the remainder of fiscal 2009.

Marketing Services

Revenues from the Company’s North American marketing service subscriptions are derived from start-up, hosting and access fees charged to dealers for Website Smart™ and Website Smart Pro™, commissions on on-line sales through Website Smart Pro™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada.  Revenues from marketing services in North America increased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to recurring revenue from sales of Website Smart Pro™.  Management expects revenues from marketing services in North America to increase for the remainder of fiscal 2009, compared to the prior year, primarily due to recurring revenue from current customers.

Marketing Professional Services

Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. Revenues from marketing professional services in North America decreased for the three months ended October 31, 2008, compared to the previous year, primarily due to reductions by one customer’s web customization expenditures as a result of its market conditions.  Management expects revenues from marketing professional services to continue to be lower than the previous year for the remainder of fiscal 2009.

Dealer and Distributor Communications

Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues remained relatively the same for the three month period ended October 31, 2008, compared to the same period last year. Management expects revenues from dealer and distributor communication products will be a slowly declining percentage of total revenue for the remainder of fiscal 2009.

Rest of the World

Catalog Subscriptions

Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to reduced revenue from an existing OEM contract. The Company continues to face challenges in the European market. Management expects catalog subscription revenues from the rest of the world to decrease in the remainder of fiscal 2009, compared to the same period of fiscal 2008.

Catalog Professional Services

Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor and data conversion replication fees. Revenues from catalog professional services in the rest of the world increased to a negligible amount for the three months ended October 31, 2008, compared to the same period last year, due to revenue from conversion services charged for an update to an existing manufacturer databases. Management expects catalog professional services revenues from the rest of the world to remain stable at the current level for the remainder of fiscal 2009, compared to fiscal 2008.

Index

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold, which is derived from the Company's unaudited financial statements.

Gross Margin by Revenue Type
(Dollars in thousands)
	Three months ended
	October 31,		Percent
	2008	2007	Change
Catalog subscriptions
Revenue	2,762	2,827	(2.3	) %
Cost of revenue	415	342	21.3
Gross margin - Catalog subscriptions	2,347	2,485	(5.6)
Gross margin percentage	85.0%	87.9%

Catalog professional services
Revenue	267	289	(7.6)
Cost of revenue	102	146	(30.1)
Gross margin - Catalog professional services	165	143	15.4
Gross margin percentage	61.8%	49.5%

Marketing services
Revenue	650	536	21.3
Cost of revenue	115	140	(17.9)
Gross margin - Marketing services	535	396	35.1
Gross margin percentage	82.3%	73.9%

Marketing professional services
Revenue	325	409	(20.5)
Cost of revenue	92	115	(20.0)
Gross margin - Marketing professional services	233	294	(20.7)
Gross margin percentage	71.7%	71.9%

Dealer and distributor communications
Revenue	165	163	1.2
Cost of revenue	5	4	25.0
Gross margin - Dealer and distributor communications	160	159	0.6
Gross margin percentage	97.0%	97.5%

Total
Revenue	4,169	4,224	(1.3)
Cost of revenue	729	747	(2.4)
Gross margin	3,440	3,477	(1.1	) %
Gross margin percentage	82.5%	82.3%

Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue increased slightly for the three month period ended October 31, 2008, compared to the same period last year, primarily due to increased distribution costs. Management expects gross margins, as a percentage of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments and software amortization, which is expensed on a straight-line basis rather than varying with the level of revenue.

Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three months ended October 31, 2008, compared to the same period last year, primarily due to less non-billable professional services. Management expects cost of catalog professional services, as a percentage of revenue from catalog professional services, to fluctuate from quarter to quarter depending on the mix of services sold and the portion of customizations which are billable, and on the Company’s performance towards the contracted amount for customization projects.

Index

Cost of revenue for marketing service subscriptions consists primarily of website setup labor, network communication costs, software amortization costs, postcards, printing and distribution costs. Cost of marketing services as a percentage of revenue decreased for the three months ended October 31, 2008, compared to the same period last year, primarily due to increased sales from the Company’s Website products, which have a higher margin than MailSmart™ and to lower network communication costs. Management expects gross margins, as a percent of revenue from marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.

Cost of revenues for marketing professional services consists of website customization labor associated primarily with large contracts. Cost of revenues for marketing professional services as a percentage of revenue remained relatively the same for the three month period ended October 31, 2008, compared to the same period last year.  Management expects cost of marketing professional services to fluctuate from quarter to quarter depending on the Company’s performance towards the contracted amount for customization projects and the actual labor rates negotiated in customer contracts.

Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue remained relatively the same for the three month period ended October 31, 2008, compared to the same period last year. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to decline slightly in fiscal 2009, as there will be limited new sales of this product.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

Operating Expenses
(Dollars in thousands)
	Three months ended
	October 31,		Percent
	2008	2007	Change
Customer operations and support	$305	$280	8.9%
Selling, general and administrative	2,158	2,380	(9.3)
Software development and technical support	457	349	30.9
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	229	195	17.4

Net operating expenses	$3,149	$3,204	(1.7	) %

Net operating expenses decreased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to lower selling, general and administrative expense related to the start-up expenses of OFIC, the Company’s finance and insurance operation, which was discontinued in November, 2007.  Management expects net operating expenses to continue to decline for the remainder of fiscal 2009, compared to the previous year, due to continued efforts to streamline operations and from the restructuring effort announced in July, 2008, that was designed to improve efficiency and reduce costs.  See “Other Items” for a discussion of the portion of operating expenses that are not likely to recur in fiscal 2009.

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to support costs related to the PartSmart® IPL™ product acquired as part of the Info Access acquisition in July, 2008.  Management expects customer operations and support costs to continue at a similar level for the remainder of fiscal 2009 compared to fiscal 2008.

Selling, general and administrative expenses (“SG&A”) decreased for the three month period ended October 31, 2008, compared to the same period last year primarily due to the aforementioned start-up costs of OFIC in fiscal 2008.  SG&A, as a percentage of revenue, decreased from 56% for the three months ended October 31, 2007 to 52% in for the three months ended October 31, 2008.  Management expects SG&A costs to continue to be lower than last year for the remainder of fiscal 2009, as the Company streamlines its operations to adjust to the challenges in the global economy.

The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant. Software development and technical support costs increased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to fewer software customizations, for which the labor is allocated to cost of sales. Management expects software development and technical support costs to fluctuate from quarter to quarter as the mix of development, customization and support labor varies, but that the total technical costs will decrease for the remainder of fiscal 2009, compared to the prior year.

Index

Depreciation and amortization expense increased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to the amortization of new software and equipment and the amortization of intangible assets associated with the Info Access acquisition. Management expects depreciation and other amortization to continue to be higher in fiscal 2009, compared to the previous year, due to the amortization of these additional fixed and intangible assets.

Other Items

Interest expense includes both cash and non-cash interest. Interest paid increased $5,000 for the three months ended October 31, 2008, compared to the same period last year, due to debt incurred with the Info Access acquisition, additional capital leases and a draw on a bank line of credit to fund this acquisition.  Management expects interest expense to increase for the remainder of fiscal 2009, compared to the prior year, as a result of this additional debt.

The Company had net income of $256,000 for the three months ended October 31, 2008, compared to $243,000 for the three months ended October 31, 2007. The increase in earnings is primarily due to decreased operating expenses.  The company underwent a facility consolidation restructuring in the fourth quarter of fiscal 2008 to streamline its operations by locating the management, sales, support, publishing and fulfillment activities in its Wisconsin location and concentrating its product and web development activities in its California location.  Management believes that this restructuring will help ensure that the Company maintains or increases its level of profitability in a struggling economy.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.

Cash Flow Information
(Dollars in thousands)
	Three months ended
	October 31,		Percent
	2008	2007	Change
Net income	$256	$243	5.3%
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	215	194	10.8
Amortization of debt discount and other	4	8	(50.0)
Depreciation and other amortization	229	195	17.4
Stock based compensation	76	9	744.4
Stock issued to 401(k) plan	-	37	(100.0)
Net change in working capital	(330)	(126)	(161.9)

Net cash provided by operating activities	450	560	(19.6)
Net cash used in investing activities	(485)	(129)	(276.0)
Net cash used in financing activities	(180)	(410)	56.1
Effect of foreign currency exchange rate changes on cash	(11)	4	(375.0)

Net change in cash	$(226)	$25	(1004.0	) %

Net cash provided by operating activities decreased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to the increased use of working capital.  The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter.  Management expects net cash provided by operating activities to vary over the prior year for the remainder of fiscal 2009 due to the net effect of cost efficiencies efforts, lower levels of revenue and timing of working capital flows.

Net cash used in investing activities increased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to an increase in capitalized software product costs.  Management expects cash used in investing activities may fluctuate from quarter to quarter, depending on the level of capital expenditures and the timing of acquisitions.

Net cash used in financing activities decreased for the three month period ended October 31, 2008, compared to the same period last year, primarily due to a decrease in debt related to notes that were paid in full in the second quarter of fiscal 2008.  Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future. With the recent tightening in the credit markets, ARI may face difficulty renewing its bank line of credit which would put significant pressure on the Company’s cash position and may increase the expense of obtaining alternative working capital financing.  Management has made assumptions in its remarks that the global credit markets will not deteriorate further and that its commercial bank will continue the relationship it has had with ARI for many years and renew the line of credit under substantially similar terms.

Index

At October 31, 2008, the Company had cash and cash equivalents of approximately $860,000 compared to approximately $1,086,000 at July 31, 2008.  Cash from operations of approximately $450,000 was used primarily to fund investments in software development and the repayment of debt.

Acquisitions

Since December 1995, the Company has had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, seven business acquisitions and one software asset acquisition have been completed, six of which were fully integrated into the Company’s operations prior to fiscal year 2007.  The corporate development program is still an important component of the Company’s long-term growth strategy.

On July 1, 2008, the Company acquired certain assets of Info Access, the micropublishing division of Eye Communication Systems, Inc. (“ECSI”) pursuant to the terms of an Asset Purchase Agreement, by and among ECSI, John Bessent and the Company.  Under its terms, the Company acquired all of the assets related to electronic parts catalog, electronic commerce and certification testing for service technicians.  Consideration for the acquisition included (1) approximately $1.0 million in cash, (2) 312,500 shares of the Company common stock, 125,000 of which will be held in escrow for 15 months pending the satisfaction of certain conditions relating to post-closing revenues, (3) an aggregate amount of $300,000 in debt to ECSI, including a 90-day promissory note in the amount of $100,000, which was paid in September, 2008, and a one-year promissory note in the amount of $200,000, and (4) the assumption of certain liabilities.

Off-Balance Sheet Arrangements

ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward Looking Statements

Certain statements contained in this Form 10-Q are forward looking statements including revenue growth, income, future cash flows, cash generation and sources of liquidity.  Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements.  Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements.  Such factors include, but are not limited to the factors listed on Exhibit 99.1 of the Company’s annual report on Form 10-K for the year ended July 31, 2008, which is incorporated herein by reference.  The forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK– Not Applicable.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of October 31, 2008. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 31, 2008.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the usual course of business.  No material legal proceedings arose during the three months ended October 31, 2008, other than ordinary routine litigation incidental to the business, and there were no material developments in any such legal proceedings.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2008, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.
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

ARI Network Services, Inc.
(Registrant)

Date December 15, 2008:	/s/ Roy W. Olivier
Roy W. Olivier, Chief Executive Officer

/s/ Kenneth S. Folberg
Kenneth S. Folberg, Chief Financial Officer