Form 10-Q
period 2009-01-31
ARI NETWORK SERVICES INC /WI
filed 2009-03-02
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
YES     ☐   NO      ☑

As of February 23, 2009, there were 7,078,125 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009

INDEX

Index

ITEM 1. FINANCIAL STATEMENTS

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2009	2008
ASSETS
Current Assets:
Cash	$1,138	$1,086
Trade receivables, less allowance for doubtful accounts of $203 and $175 at January 31, 2009 and July 31, 2008, respectively	993	1,304
Work in Process	131	264
Prepaid expenses and other	252	392
Deferred income taxes	-	330
Total Current Assets	2,514	3,376
Equipment and leasehold improvements:
Computer equipment	5,785	5,647
Leasehold improvements	305	198
Furniture and equipment	2,886	2,842
	8,976	8,687
Less accumulated depreciation and amortization	7,756	7,523
Net equipment and leasehold improvements	1,220	1,164

Deferred income taxes	2,525	2,412
Goodwill	2,196	2,196
Other intangible assets	1,205	1,396
Other long term assets	57	53

Capitalized software product costs:
Amounts capitalized for software product costs	13,554	13,209
Less accumulated amortization	12,032	11,613
Net capitalized software product costs	1,522	1,596
Total Assets	$11,239	$12,193

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current borrowings on line of credit	$500	$700
Current portion of notes payable	434	676
Accounts payable	126	408
Deferred revenue	4,609	5,071
Accrued payroll and related liabilities	972	922
Accrued sales, use and income taxes	44	80
Accrued vendor specific liabilities	320	284
Other accrued liabilities	405	615
Current portion of capital lease obligations	95	95
Total Current Liabilities	7,505	8,851

Non-current liabilities
Notes payable	-	116
Long-term portion of accrued compensation	53	97
Capital lease obligations	191	233
Total Non-current Liabilities	244	446

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2009 and July 31, 2008, respectively
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at January 31, 2009 and July 31, 2008, respectively
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,078,125 and 6,971,927 shares issued and outstanding at January 31, 2009 and July 31, 2008	7	7
Common stock warrants and options	662	501
Additional paid-in-capital	95,220	95,148
Accumulated deficit	(92,396)	(92,708)
Other accumulated comprehensive (loss)	(3)	(52)
Total Shareholders' Equity	3,490	2,896
Total Liabilities and Shareholders' Equity	$11,239	$12,193

See accompanying notes

Note:  The balance sheet at July 31, 2008 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Index

ARI Network Services, Inc.
Consolidated Statements of Income - Unaudited
(Amounts in Thousands, Except Per Share Data)

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	January 31		January 31
	2009	2008	2009	2008

Revenue	$3,955	$4,222	$8,124	$8,446
Cost of products and services sold*	732	780	1,461	1,527

Gross Margin	3,223	3,442	6,663	6,919

Operating expenses:
Depreciation and amortization+	229	186	458	381
Customer operations and support	226	256	531	536
Selling, general and administrative	2,146	2,304	4,304	4,684
Software development and technical support	319	339	776	688

Net operating expenses	2,920	3,085	6,069	6,289

Operating income	303	357	594	630

Other income (expense)	(30)	(27)	(65)	(51)

Income before provision for income taxes	273	330	529	579

Income tax benefit (expense)	(217)	5	(217)	(1)

Net income	$56	$335	$312	$578

Average common shares outstanding:
Basic	7,049	6,656	7,011	6,645
Diluted	7,065	7,000	7,027	6,989

Net income per share:
Basic	$0.01	$0.05	$0.04	$0.09
Diluted	$0.01	$0.05	$0.04	$0.08

*	includes amortization of software products of $204, $187, $419 and $381, respectively and excludes other depreciation and amortization included in operating expenses

+	exclusive of amortization of software products included in cost of sales

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Six months ended
	January 31
	2009	2008

Operating activities
Net income	$312	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	419	381
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	8	18
Depreciation and other amortization	424	402
Deferred income taxes	217	-
Stock based compensation related to stock options	161	46
Stock issued as contribution to 401(k) plan	45	37
Net change in assets and liabilities:
Trade receivables, net	327	272
Work in process	133	(15)
Prepaid expenses and other	142	36
Other long term assets	(4)	-
Accounts payable	(282)	(496)
Deferred revenue	(462)	(810)
Accrued payroll related liabilities	11	(14)
Accrued sales, use and income taxes	(36)	16
Accrued vendor specific liabilities	36	-
Other accrued liabilities	(210)	163

Net cash provided by operating activities	1,241	614
Investing activities
Purchase of equipment, software and leasehold improvements	(244)	(61)
Software product costs capitalized	(345)	(194)

Net cash used in investing activities	(589)	(255)
Financing activities
Repayments under line of credit	(200)	-
Payments under notes payable	(366)	(668)
Payments of capital lease obligations	(42)	(2)
Proceeds from issuance of common stock	19	15

Net cash used in financing activities	(589)	(655)
Effect of foreign currency exchange rate changes on cash	(11)	7
Net change in cash	52	(289)
Cash at beginning of period	1,086	1,050
Cash at end of period	$1,138	$761
Cash paid for interest	$47	$74
Cash paid for income taxes	$28	$10

See accompanying notes

Index

Notes to  Consolidated Financial Statements
(Unaudited)
January 31, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended January 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending July 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2008.

The financial statements include the accounts of ARI Network Services, Inc. (the “Company”) and its wholly owned subsidiaries, ARI Europe B. V.  and ARI Outsourced F&I Center, LLC (“OFIC”). All inter-company transactions and balances have been eliminated.  Operations of OFIC were suspended in December, 2007, although the LLC remains in place and the Company may re-initiate operations at a future date.

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

	Three months ended		Six months ended
	January 31		January 31
	2009	2008	2009	2008
Net income	$56	$335	$312	$578
Weighted-average common shares outstanding	7,049	6,656	7,011	6,645
Effect of dilutive stock options and warrants	16	344	16	344
Diluted weighted-average common shares outstanding	7,065	7,000	7,027	6,989
Net income per share:
Basic	$0.01	$0.05	$0.04	$0.09
Diluted	$0.01	$0.05	$0.04	$0.08

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,425	989	1,425	989

3.            STOCK-BASED COMPENSATION

There were no capitalized stock-based compensation costs at January 31, 2009 or at January 31, 2008.  Total stock compensation expense recognized by the Company was approximately $85,000 and $161,000 during the three and six month periods ended January 31, 2009 and approximately $37,000 and $46,000 for the same periods last year.  As of January 31, 2009 and 2008 there was approximately $385,000 and $137,000 of total unrecognized compensation cost related to non-vested options granted under its stock option plans.

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

As stock-based compensation expense recognized in our results for the three and six months ended January 31, 2009 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures based on our historical experience.

The fair value of each option grant is estimated using the assumptions in the following table:

	Three and six months ended January 31
	2009	2008
Expected life (years)	10 years	10 years
Risk-free interest rate	2.6%	4.9%
Expected volatility	85.0%	120.0%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plans

The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 154,322 of the shares have been issued as of January 31, 2009. All employees of the Company, other than executive officers, with six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

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

Index

Changes in option shares under the 1991 Plan:

	Three Months ended				Three Months ended
	January 31, 2009				January 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	63,250	$2.31	1.12	$-	125,186	$2.30	1.64	$-
Granted	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	(26,250)	$2.12	n/a	n/a	-	n/a	n/a	n/a
Outstanding at the end of period	37,000	$2.56	1.57	$-	125,186	$2.30	1.39	$-
Exercisable at the end of period	37,000	$2.56	1.57	$-	125,186	$2.30	1.39	$-

	Six Months ended				Six Months ended
	January 31, 2009				January 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	93,186	$2.27	1.23	$-	125,686	$2.30	1.89	$-
Granted	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	(56,186)	$2.15	n/a	n/a	(500)	$4.06	n/a	n/a
Outstanding at the end of period	37,000	$2.56	1.57	$-	125,186	$2.30	1.39	$-
Exercisable at the end of period	37,000	$2.56	1.57	$-	125,186	$2.30	1.39	$-

The range of exercise prices for options outstanding at January 31, 2009 and 2008 was $2.06 to $9.06.

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

Index

Changes in option shares under the Director Plan:

	Three Months Ended				Three Months ended
	January 31, 2009				January 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,313	$2.65	1.72	$-	1,313	$2.65	2.72	$-
Granted	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Outstanding at the end of period	1,313	$2.65	1.47	$-	1,313	$2.65	2.47	$-
Exercisable at the end of period	1,313	$2.65	1.47	$-	1,313	$2.65	2.47	$-

	Six Months Ended				Six Months ended
	January 31, 2009				January 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,313	$2.65	1.97	$-	1,313	$2.65	2.97	$-
Granted	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Outstanding at the end of period	1,313	$2.65	1.47	$-	1,313	$2.65	2.47	$-
Exercisable at the end of period	1,313	$2.65	1.47	$-	1,313	$2.65	2.47	$-

The range of exercise prices for options outstanding at January 31, 2009 and 2008 was $2.00 to $3.56.

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

Each incentive stock option granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company.

Eligible participants include current and prospective employees, nonemployee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management of the Company, can have a significant effect on the success of the Company.

Index

Changes in option shares under the 2000 Plan during the:

	Three Months Ended				Three Months ended
	January 31, 2009				January 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,310,100	$1.52	7.44	$70,344	923,789	$1.48	6.42	$275,417
Granted	31,000	$0.84	-	-	35,500	$1.63	-	-
Exercised	(60,242)	$0.26	-	-	-	$-	n/a	n/a
Forfeited	(73,395)	$1.99	-	-	(68,314)	$1.14	-	-
Outstanding at the end of period	1,207,463	$1.54	7.51	$27,807	890,975	$1.52	6.43	$289,823
Exercisable at the end of period	683,752	$1.58	3.49	$25,957	732,611	$1.46	5.96	$276,774

	Six Months Ended				Six Months ended
	January 31, 2009				January 31, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,380,538	$1.45	6.61	$320,062	1,013,100	$1.45	6.61	$320,062
Granted	89,000	$1.12	-	-	35,500	$1.63	-	-
Exercised	(60,242)	$0.26	-	-	-	$-	n/a	n/a
Forfeited	(201,833)	$1.51	-	-	(157,625)	$1.10	-	-
Outstanding at the end of period	1,207,463	$1.54	7.51	$27,807	890,975	$1.52	6.43	$289,823
Exercisable at the end of period	683,752	$1.58	3.49	$25,957	732,611	$1.46	5.96	$276,774

Changes in non-vested option shares under the 2000 Plan during the:

	Three Months Ended January 31				Six Months Ended January 31
	2009		2008		2009		2008
	Options	Wt-Avg Exercise Price	Options	Wt-Avg Exercise Price	Options	Wt-Avg Exercise Price	Options	Wt-Avg Exercise Price
Non-vested at the beginning of period	493,867	$1.53	123,239	$1.85	443,335	$1.76	137,675	$1.79
Granted	31,000	$0.84	35,500	$1.63	89,000	$1.12	35,500	$1.63
Vested	-	n/a	-	n/a	-	n/a	-	n/a
Forfeited	(1,156)	$1.74	(375)	$1.80	(8,624)	$1.63	(14,811)	$1.29
Non-vested at the end of period	523,711	$1.49	158,364	$1.80	523,711	$1.49	158,364	$1.80

The range of exercise prices for options outstanding at January 31, 2009 and 2008 was $0.15 to $2.735.

Index

4.             ACQUISITIONS

On July 1, 2008, the Company acquired all of the assets related to electronic parts catalogs, electronic commerce and certification testing for service technicians of Info Access, the micropublishing division of Eye Communication Systems, Inc. (“ECSI”), of Hartland, WI.  Consideration for the acquisition included approximately $1.0 million in cash, 312,500 shares of the Company’s common stock, 125,000 of which is held in escrow based on contingent revenue retention, and notes payable of $300,000.  It was determined that as of July 31, 2008, it was more likely than not that the contingencies associated with the shares in escrow would be resolved such that the Company would be obligated to deliver such escrowed shares to ECSI in October, 2009.  Accordingly, this amount has been recorded as outstanding stock at July 31, 2008 and January 31, 2009.

5.             NOTES PAYABLE

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited balance sheet as of January 31, 2009 and audited balance sheet as of July 31, 2008.

Debt Schedule
(Dollars in thousands)

	January 31	July 31	Percent
	2009	2008	Change

Debt related to acquisition of OC-Net, Inc.:

Current portion of notes payable	$234	$233	0.4%
Long term portion of notes payable	-	117	(100.0)

Total notes payable	234	350	(33.1)
Current cash earnout	-	150	(100.0)
Imputed interest on cash earnout/holdback	-	(8)	(100.0)
Total debt related to acquisition of OC-Net	234	492	(52.4)

Notes payable to Eye Communication Systems, Inc. - current	200	300	(33.3)

Current borrowings on line of credit	500	700	(28.6)

Total Debt	$934	$1,492	(37.4	) %

The Company issued $700,000 of notes and $400,000 of future non-interest bearing contingent payments in connection with the January 26, 2007 purchase of OC-Net, Inc.  The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 5.25% as of January 31, 2009).  The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through April 30, 2010.  The notes do not contain any financial covenants.  The Company has paid all of the future contingent payments.

In 2008, the Company issued $300,000 of notes payable in connection with the Info Access acquisition, of which $100,000 was paid on October 1, 2008 and $200,000 is due on July 1, 2009. The interest rate on the note is 6%.

6.             LINE OF CREDIT

On July 9, 2004, the Company entered into a line of credit with JPMorgan Chase, N.A. which, as since amended, permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,500,000, and bears interest at prime rate.  Eligible accounts include certain non-foreign accounts receivable which are outstanding for fewer than 90 days from the invoice date.  The line of credit terminates July 9, 2009, and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  The Company had $500,000 and $700,000 principal outstanding on the line of credit at January 31, 2009 and July 31, 2008.

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

8.             INCOME TAXES

The provision (benefit) for income taxes is composed of the following (in thousands):

	Three months ended		Six months ended
	January 31		January 31
	2009	2008	2009	2008
Current:
Federal - Effect	$11	$(113)	$11	$30
State - Effect	2	(20)	2	8
Generation (utilization) of net operating loss carryforwards	(133)	128	(13)	(37)

Deferred, net	337	-	217	-

	$217	$(5)	$217	$1

Provision for income taxes is an estimate based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities and does not represent current taxes due.  The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  An assessment is performed on a quarterly basis of the likelihood that net deferred tax assets will be realized from future taxable income.  To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  Because the ultimate realizability of deferred tax assets is dependent upon the outcome of future events, the amount established as a valuation allowance is a significant estimate that is subject to change quarterly.  The change in the valuation allowance during a period is reflected with a corresponding income tax provision increase or decrease in the Consolidated Statements of Income.  Because of the uncertainty of long-term future economic conditions, the estimated future utilization of deferred net tax assets is based on twelve quarters of projections. The Company had a change in its estimated valuation allowance during the quarter ended January 31, 2009, primarily due to a decrease in its projected utilization of its net operating loss carryforwards from earlier years.  The Company continues to evaluate the realizability of deferred tax assets on a quarterly basis.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for  Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN 48), on August 1, 2007. The implementation of FIN 48 did not have a significant impact on our results of operations or financial position and therefore no amounts were reserved for uncertain tax positions as of January 31, 2009 and July 31, 2008.

9.             BUSINESS SEGMENTS

The Company’s business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has segregated the Netherlands operation and the U.S. operations into separate reportable segments.  (Refer to Note 1 to the financial statements, “Description of Business and Significant Accounting Policies” included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2008, for a description of segment operations and the accounting policies for each of the segments.) We evaluate the performance of and allocate resources to each of the segments based on net income.

Index

Information concerning the Company’s operating business segments for fiscal 2009 and 2008 is as follows:

Business Segment Information
(In thousands)

	Three months ended		Six months ended
	January 31		January 31
Revenue	2009	2008	2009	2008
Netherlands	$161	$177	$333	$338
United States	3,794	4,045	7,791	8,108
Consolidated	$3,955	$4,222	$8,124	$8,446

Net Income (Loss)
Netherlands	$(19)	$(108)	$(55)	$(177)
United States	75	443	367	755
Consolidated	$56	$335	$312	$578

	January 31	July 31
Total Assets	2009	2008
Netherlands	$1,149	$1,306
United States	10,090	10,887
Consolidated	$11,239	$12,193

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

	Balance	Payments	Balance
	July 31	August 2008 -	January 31
	2008	January 2009	2009
Severance and related benefits	$292	$(195)	$97
Net future lease costs	204	(73)	131
Equipment disposition and other	33	(29)	4
Total restructuring costs	$529	$(297)	$232

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company produced net income of $56,000 and $312,000 for the three and six months ended January 31, 2009, compared to $335,000 and $578,000 for the three and six months ended January 31, 2008.  The decrease in earnings was primarily due to income tax expense related to an increase in the valuation allowance to deferred tax assets and lower revenues.  These effects were partially offset by lower operating expenses.  Total revenue decreased 6.3% and 3.8% for the three and six month periods ended January 31, 2009, respectively, compared to the same periods last year, primarily due to a decrease in revenues from the Company’s catalog and professional services, which was substantially offset by an increase in marketing services revenue from sales of WebsiteSmart Pro™ and catalog revenue related to the July 1, 2008 Info Access acquisition.  Management expects revenue to decrease somewhat for the balance of the fiscal year, compared to the same periods in fiscal 2008.  This expectation of a continued decrease is primarily in its professional services business, as some customers delay projects due to the global economic downturn.

Management is taking prudent steps to timely align to the changing market conditions while funding the initiatives which position ARI for the future. We anticipate generating sufficient cash flow from operations to fund the Company’s needs for the foreseeable future.

For the six months ended January 31, 2009, the Company repaid $566,000 of funded debt, invested $589,000 in product development and other capital investments and increased its cash balance by $52,000.

Index

Current Global Economic Downturn:

ARI provides software products, Internet websites and related professional services to customers at all levels of the value chain including equipment manufacturers, distributors and retailers.  The primary market verticals served are outdoor power, power sports, agricultural, marine, appliance and RV, as well as other equipment.  Industry trade publications are reporting that the current global economic downturn is having a substantial negative affect on the revenues, earnings and cash flow of customers within ARI’s primary markets.  These effects, should they continue, may result in a reduction in industry size, industry consolidation and a weakening in ARI’s customers’ ability to timely pay their obligations.  In turn, these results could negatively affect the base of ARI’s customers and the timing of its cash flows.

ARI sells the majority of its products on a subscription basis with terms of one or more years.  These products are considered essential to enabling more efficient operations and enhancing the sale of parts, goods and accessories throughout the channel.  The combination of these factors generally is expected to moderate the effect of the economic downturn on ARI’s revenue and earnings when compared to businesses which manufacture or distribute equipment and other capital goods.

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

Index

Fair Value Measurements
SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.   The Company has partially adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157), pursuant to the provisions of FSP FAS 157-2, which deferred the effective date of SFAS 157 for non-financial assets and liabilities.  The provisions of SFAS 157 are applicable to all of the Company’s financial assets and liabilities that are measured and recorded at fair value.

SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at January 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended January 31, 2009.

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

Stock-Based Compensation
On August 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment”, to account for its stock option plans. The Company adopted SFAS No. 123(R) using the modified prospective approach. The cost for all share-based awards granted subsequent to July 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of
FAS No. 123(R). Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at January 31, 2009 and July 31, 2008.

Index

Revenues

The Company provides multi-line, Internet-based and CD-ROM interactive electronic parts catalogs of manufactured equipment to approximately 24,000 dealers in approximately 85 countries. It serves dealers in various market segments including outdoor power, power sports, appliance, agricultural, marine, recreation vehicles, floor maintenance, auto and construction. The Company also supplies eCommerce enabled websites, direct mail custom marketing and technology-related services.
The following table shows the products and services that the Company offers, a brief description of them and the industries served.

MARKETING SERVICES
Product or Service	Description	Primary Industry/Market
WebsiteSmart Pro™	Software to create customized websites and conduct business electronically, including optional shopping cart, superseding WebsiteSmart	Equipment - outdoor power, power sports
WebsiteSmart™	Software to create customized websites and conduct business electronically, including optional shopping cart	Equipment - outdoor power, power sports
Content Management Services	Add-on solution to WebsiteSmart™ and WebsiteSmart Pro™ that automatically updates a website with weather alerts, promotions based on customer seasonality and supplier promotions	Equipment – all sub-markets
Professional Services	Large-scale website creation, hosting and maintenance services	Equipment – all sub-markets
ARI MailSmart™	Direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment – all sub-markets
eMailSmart™	Email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter	Equipment – all sub-markets

Electronic Catalog Products And Services
Product or Service	Description	Primary Industry/Market
PartSmart® Classic™	Electronic parts catalog for equipment dealers, formerly PartSmart Version 6	Equipment- all sub-markets
PartSmart® 8™	Electronic parts catalog for equipment dealers	Equipment- all sub-markets
PartSmart® Web™	Web based electronic parts catalog, formerly EMPARTweb	Equipment - all sub-markets
Lookupparts.com	PartSmart Web-based lookup service offered to dealers on a subscription basis	Equipment - all sub-markets
PartSmart® Web™ ASP	Electronic parts catalog viewing software offered as a hosted service for individual distributors and manufacturers, formerly EMPARTweb ASP	Equipment - all sub-markets
PartSmart® Cart™	Add-on product to PartSmart Web that facilitates order taking from the catalog	Equipment - all sub-markets
PartSmart® Data Manager™	Electronic parts catalog creation software used to produce catalogs for viewing on PartSmart Classic, PartSmart 8, and PartSmart Web	Equipment - all sub-markets
PartSmart® Data Publisher™	Add-on product to PartSmart Data Manager that facilitates the creation of a file of parts and related information for use in PartSmart PDF Catalog Composer Module	Equipment – all sub-markets
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

As part of its historical business practice, the Company continues to provide electronic transaction services to the North American agribusiness industry, representing approximately 4% of total revenue for the three and six months ended January 31, 2009.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.  In the table below, revenue is categorized by customer location, rather than by ARI subsidiary.  Since some non-North American customers are billed from the U.S. subsidiary, the presentation is different from the segment reporting in Note 9 above.

Revenue by Location and Service
(Dollars in Thousands)

	Three months ended				Six months ended
	January 31		Percent		January 31		Percent
	2009	2008	Change		2009	2008	Change
North America
Catalog subscriptions	$2,512	$2,527	(0.6	) %	$5,058	$5,119	(1.2	) %
Catalog professional services	248	320	(22.5)		503	609	(17.4)
Marketing services	628	581	8.1		1,278	1,117	14.4
Marketing professional services	215	419	(48.7)		540	828	(34.8)
Dealer & distributor communications	157	152	3.3		322	315	2.2
Subtotal North America	3,760	3,999	(6.0)		7,701	7,988	(3.6)

Rest of the World
Catalog subscriptions	193	220	(12.3)		409	455	(10.1)
Catalog professional services	2	3	(33.3)		14	3	366.7
Subtotal Rest of the World	195	223	(12.6)		423	458	(7.6)

Total Revenue
Catalog subscriptions	2,705	2,747	(1.5)		5,467	5,574	(1.9)
Catalog professional services	250	323	(22.6)		517	612	(15.5)
Marketing services	628	581	8.1		1,278	1,117	14.4
Marketing professional services	215	419	(48.7)		540	828	(34.8)
Dealer & distributor communications	157	152	3.3		322	315	2.2
Total Revenue	$3,955	$4,222	(6.3	) %	$8,124	$8,446	(3.8	) %

North America

Catalog Subscriptions

North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues remained relatively the same for the three and six month periods ended January 31, 2009, compared to the same periods last year.  This result consists of a decline related to the non-renewal of a significant OEM customer, which subscribed to ARI’s electronic parts catalog in bulk on behalf of its dealers, which was partially offset by revenue from this OEM’s dealers which purchased from ARI directly and from sales to customers related to the Info Access acquisition. Management expects revenues from catalog subscriptions in North America for the remainder of fiscal 2009 to decline marginally compared to the prior year.

Index

Catalog Professional Services

Revenues from North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America decreased for the three and six month periods ended January 31, 2009, compared to the same periods last year, primarily due to lower customization labor services for the deployment of new web-based manufacturer databases.  Management expects revenues from catalog professional services in North America to continue to be lower than the previous year for the remainder of fiscal 2009, primarily due to less revenue from new customization projects as a result of the weakened economy.

Marketing Services

Revenues from the Company’s North American marketing service subscriptions are derived from start-up, hosting and access fees charged to dealers for Website Smart™ and Website Smart Pro™, commissions on on-line sales through Website Smart Pro™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada.  Revenues from marketing services in North America increased for the three and six month periods ended January 31, 2009, compared to the same periods last year, primarily due to recurring revenue from sales of Website Smart Pro™.  Management expects revenues from marketing services in North America to increase for the remainder of fiscal 2009, compared to the prior year, primarily due to recurring revenue from newly acquired customers and order renewals from customers who purchased from ARI in previous years.

Marketing Professional Services

Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. Revenues from marketing professional services in North America decreased for the three and six months ended January 31, 2009, compared to the previous year, primarily due to reductions by one customer’s web customization expenditures as a result of its market conditions.  Management expects revenues from marketing professional services to continue to be lower than the previous year for the remainder of fiscal 2009.

Dealer and Distributor Communications

Revenues from dealer and distributor communications are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Dealer and distributor communication revenues remained relatively the same for the three and six month periods ended January 31, 2009, compared to the same periods last year. Management expects revenues from dealer and distributor communication products will remain stable for the remainder of fiscal 2009.

Rest of the World

Catalog Subscriptions

Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased for the three and six month periods ended January 31, 2009, compared to the same periods last year, primarily due to reduced revenue from an existing OEM contract and revenue from new sales not being sufficient to offset lost dealer renewals. The Company continues to face challenges in the European market. Management expects catalog subscription revenues from the rest of the world to decrease in the remainder of fiscal 2009, compared to the same period of fiscal 2008.

Catalog Professional Services

Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor and data conversion replication fees. Revenues from catalog professional services in the rest of the world increased to a negligible amount for the six months ended January 31, 2009, compared to the same period last year, due to revenue from conversion services charged for an update to an existing manufacturer databases. Management expects catalog professional services revenues from the rest of the world to remain stable at the current level for the remainder of fiscal 2009, compared to fiscal 2008.

Index

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold, which is derived from the Company's unaudited financial statements.

Gross Margin by Revenue Type
(Dollars in thousands)

	Three months ended				Six months ended
	January 31		Percent		January 31		Percent
	2009	2008	Change		2009	2008	Change
Catalog subscriptions
Revenue	2,705	2,747	(1.5	) %	5,467	5,574	(1.9	) %
Cost of revenue	446	250	78.4		861	574	50.0
Gross margin - Catalog subscriptions	2,259	2,497	(9.5)		4,606	5,000	(7.9)
Gross margin percentage	83.5%	90.9%			84.3%	89.7%

Catalog professional services
Revenue	250	323	(22.6)		517	612	(15.5)
Cost of revenue	77	172	(55.2)		179	337	(46.9)
Gross margin - Catalog professional services	173	151	14.6		338	275	22.9
Gross margin percentage	69.2%	46.7%			65.4%	44.9%

Marketing services
Revenue	628	581	8.1		1,278	1,117	14.4
Cost of revenue	142	208	(31.7)		257	348	(26.1)
Gross margin - Marketing services	486	373	30.3		1,021	769	32.8
Gross margin percentage	77.4%	64.2%			79.9%	68.8%

Marketing professional services
Revenue	215	419	(48.7)		540	828	(34.8)
Cost of revenue	62	147	(57.8)		154	262	(41.2)
Gross margin - Marketing professional services	153	272	(43.8)		386	566	(31.8)
Gross margin percentage	71.2%	64.9%			71.5%	68.4%

Dealer and distributor communications
Revenue	157	152	3.3		322	315	2.2
Cost of revenue	5	3	66.7		10	6	66.7
Gross margin - Dealer and distributor communications	152	149	2.0		312	309	1.0
Gross margin percentage	96.8%	98.0%			96.9%	98.1%

Total
Revenue	3,955	4,222	(6.3)		8,124	8,446	(3.8)
Cost of revenue	732	780	(6.2)		1,461	1,527	(4.3)
Gross margin	3,223	3,442	(6.4	) %	6,663	6,919	(3.7	) %
Gross margin percentage	81.5%	81.5%			82.0%	81.9%

Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog data conversion, replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue increased slightly for the three and six month periods ended January 31, 2009, compared to the same periods last year, primarily due to increased catalog data conversion, replication and distribution costs. Management expects gross margins, as a percentage of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments and software amortization, which is expensed on a straight-line basis rather than varying with the level of revenue.

Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue decreased for the three and six months ended January 31, 2009, compared to the same periods last year, primarily due to less non-billable professional services. Management expects cost of catalog professional services, as a percentage of revenue from catalog professional services, to fluctuate from quarter to quarter depending on the mix of services sold and the portion of customizations which are billable, and on the Company’s performance towards the contracted amount for customization projects.

Index

Cost of revenue for marketing service subscriptions consists primarily of website setup labor, network communication costs, software amortization costs, postcards, printing and distribution costs. Cost of marketing services as a percentage of revenue decreased for the three and six months ended January 31, 2009, compared to the same periods last year, primarily due to increased sales from the Company’s Website products, which have a higher margin than MailSmart™ and to lower network communication costs. Management expects gross margins, as a percent of revenue from marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.

Cost of revenues for marketing professional services consists of website customization labor associated primarily with large contracts. Cost of revenues for marketing professional services as a percentage of revenue remained relatively the same for the three and six month periods ended January 31, 2009, compared to the same periods last year.  Management expects cost of marketing professional services to fluctuate from quarter to quarter depending on the Company’s performance towards the contracted amount for customization projects and the actual labor rates negotiated in customer contracts.

Cost of dealer and distributor communications revenue consists primarily of telecommunication costs, royalties and software customization labor. Cost of dealer and distributor communications as a percentage of revenue remained relatively the same for the three and six month periods ended January 31, 2009, compared to the same periods last year. Management expects gross margins, as a percent of revenue from dealer and distributor communications, to remain relatively the same or decrease slightly in fiscal 2009, as there will be limited new sales of this product.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

Operating Expenses
(Dollars in thousands)

	Three months ended				Six months ended
	January 31		Percent		January 31		Percent
	2009	2008	Change		2009	2008	Change
Customer operations and support	$226	$256	(11.7	) %	$531	$536	(0.9	) %
Selling, general and administrative	2,146	2,304	(6.9)		4,304	4,684	(8.1)
Software development and technical support	319	339	(5.9)		776	688	12.8
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	229	186	23.1		458	381	20.2

Net operating expenses	$2,920	$3,085	(5.3	) %	$6,069	$6,289	(3.5	) %

Net operating expenses decreased for the three and six month periods ended January 31, 2009, compared to the same periods last year, primarily due to lower selling, general and administrative expense related to the start-up expenses of OFIC, the Company’s finance and insurance operation, which was discontinued in November, 2007 and from the restructuring effort announced in July, 2008, that was designed to improve efficiency and reduce costs. Management expects net operating expenses to continue to decline for the remainder of fiscal 2009, compared to the previous year, due to the restructuring and continued efforts to streamline operations.

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs decreased for the three and six month periods ended January 31, 2009, compared to the same periods last year, primarily due to the cost efficiencies as a result of the restructuring.  Management expects customer operations and support costs to continue at a similar level for the remainder of fiscal 2009 compared to fiscal 2008.

Selling, general and administrative expenses (“SG&A”) decreased for the three and six month periods ended January 31, 2009, compared to the same periods last year primarily due to the aforementioned start-up costs of OFIC in fiscal 2008 and the Company’s focus on cost savings and efficiency.  SG&A, as a percentage of revenue, decreased from 55.5% for the six months ended January 31, 2008 to 53.0% for the six months ended January 31, 2009.  Management expects SG&A costs to continue to be lower than last year for the remainder of fiscal 2009, as the Company streamlines its operations to adjust to the challenges in the global economy.

The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even if the total technical staff cost remains relatively constant. Software development and technical support costs decreased for the three month period ended January 31, 2009, compared to the same period last year, primarily due to cost savings as a result of the restructuring. Software development and technical support costs increased for the six month period ended January 31, 2009, compared to the same period last year, primarily due to fewer software customizations, for which the labor is allocated to cost of sales. Management expects software development and technical support costs to fluctuate from quarter to quarter as the mix of development, customization and support labor varies, but that the total technical costs will decrease for the remainder of fiscal 2009, compared to the prior year.

Index

Depreciation and amortization expense increased for the three and six month periods ended January 31, 2009, compared to the same periods last year, primarily due to the amortization of new software and equipment and the amortization of intangible assets associated with the Info Access acquisition. Management expects depreciation and other amortization to continue to be higher in fiscal 2009, compared to the previous year, due to the amortization of these additional fixed and intangible assets.

Other Items

Interest expense includes both cash and non-cash interest. Interest paid decreased $4,000 and $27,000 for the three and six months ended January 31, 2009, compared to the same periods last year, due to the decline in the Company’s debt as it continues to make timely payments.  Management expects interest expense to continue to decrease for the remainder of fiscal 2009, compared to the prior year, as the Company continues to make scheduled debt payments.

The Company had net income of $56,000 and $312,000 for the three and six months ended January 31, 2009, compared to $335,000 and $578,000 for the three and six months ended January 31, 2008. The decrease in earnings is primarily due to income tax expense related to a decrease in deferred tax assets and lower revenues partially offset by lower operating expenses.  The company underwent a facility consolidation restructuring in the fourth quarter of fiscal 2008 to streamline its operations by locating the management, sales, support, publishing and fulfillment activities in its Wisconsin location and concentrating its product and web development activities in its California location.  Management believes that this restructuring, continued tight control over operating expenses and its recurring revenue from loyal customers will help the Company to maintain profitability in a struggling economy.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.

Cash Flow Information
(Dollars in thousands)

	Six months ended
	January 31		Percent
	2009	2008	Change
Net income	$312	$578	(46.0	) %
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	419	381	10.0
Amortization of debt discount and other	8	18	(55.6)
Depreciation and other amortization	424	402	5.5
Deferred income taxes	217	-	100.0
Stock based compensation	161	46	250.0
Stock issued to 401(k) plan	45	37	21.6
Net change in working capital	(345)	(848)	59.3

Net cash provided by operating activities	1,241	614	102.1
Net cash used in investing activities	(589)	(255)	(131.0)
Net cash used in financing activities	(589)	(655)	10.1
Effect of foreign currency exchange rate changes on cash	(11)	7	(257.1)

Net change in cash	$52	$(289)	(118.0	) %

Net cash provided by operating activities increased for the six month period ended January 31, 2009, compared to the same period last year, primarily due to the decreased use of working capital.  The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter.  Management expects net cash provided by operating activities to vary over the prior year for the remainder of fiscal 2009 due to the net effect of cost efficiencies efforts, lower levels of revenue and timing of working capital flows.

Net cash used in investing activities increased for the six month period ended January 31, 2009, compared to the same period last year, primarily due to an increase in capitalized software product costs.  Management expects cash used in investing activities may fluctuate from quarter to quarter, depending on the level of capital expenditures and the timing of acquisitions.

Net cash used in financing activities decreased for the six month period ended January 31, 2009, compared to the same period last year, primarily due to a decrease in debt related to notes that were paid in full in the second quarter of fiscal 2008.  Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future. ARI assumes its bank will renew their line of credit, but with the recent tightening in the credit markets, there can be no assurance that this will occur, which would put significant pressure on the Company’s cash position and may increase the expense of obtaining alternative working capital financing.  Management has made assumptions in its remarks that the global credit markets will not deteriorate further and that its commercial bank will continue the relationship it has had with ARI for many years and renew the line of credit under substantially similar terms.

Index

At January 31, 2009, the Company had cash and cash equivalents of approximately $1,138,000 compared to approximately $1,086,000 at July 31, 2008.  Cash from operations of approximately $1,241,000 was used primarily to fund investments in software development and the repayment of debt.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of January 31, 2009. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of January 31, 2009.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of our operations in the usual course of business.  No material legal proceedings arose during the three and six months ended January 31, 2009.

On June 23, 2008, Powersports Complete, LLC (“Powersports”) filed a complaint in the United States District Court for the Eastern District of Wisconsin against the Company and its wholly-owned subsidiary, ARI Outsourced F&I Center, LLC (“ARI Outsourced”).  The complaint claims, among other things, that the Company and ARI Outsourced owe $56,960 to Powersports in connection with their business arrangements during 2007.  The complaint also claims that Powersports, among other remedies, is entitled to compensatory damages in the amount of $1,250,000 and punitive damages in the amount of $2,500,000.  The Company and ARI Outsourced filed their answer to the complaint on September 16, 2008.  The answer denied that Powersports is entitled to the payments described above, and asserted numerous counterclaims against Powersports.  On February 4, 2009, the parties agreed to settle all outstanding claims between them.  The settlement has no material effect to the Company’s financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended January 31, 2009, the Company did not sell any equity securities which were not registered under the Securities Act or repurchase any of its equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held its 2008 Annual Meeting of Shareholders on December 18, 2008.

(b)	Votes cast for the election of Brian E. Dearing to serve as director until the 2011 Annual Shareholder’s Meeting were as follows:

For	5,217,546
Withheld authority to vote for	559,466

Votes cast for the election of Roy W. Olivier to serve as director until the 2011 Annual Shareholder’s Meeting were as follows:

For	5,670,825
Withheld authority to vote for	106,187

Votes cast for the election of P. Lee Poseidon to serve as director until the 2011 Annual Shareholder’s Meeting were as follows:

For	5,712,602
Withheld authority to vote for	64,410

(c)           Votes cast to ratify the appointment of Wipfli LLP as ARI’s auditors for the year ending July 31, 2009 were as follows:

For	5,714,059
Against	60,084
Abstained	2,868

ITEM 5.  OTHER INFORMATION – None.

ITEM 6.  EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc.
(Registrant)

Date:	March 2, 2009	/s/ Roy W. Olivier
Roy W. Olivier, Chief Executive Officer

/s/ Kenneth S. Folberg
Kenneth S. Folberg, Chief Financial Officer