Form 10-Q
period 2009-04-30
ARI NETWORK SERVICES INC /WI
filed 2009-06-15
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐	NO ☐
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

As of June 8, 2009, there were 7,693,510 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009

Index

ITEM 1. FINANCIAL STATEMENTS
ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
	(Unaudited)	(Audited)
	April 30	July 31
	2009	2008
ASSETS
Current Assets:
Cash	$1,083	$1,086
Trade receivables, less allowance for doubtful accounts of $285 and $175 at April 30, 2009 and July 31, 2008, respectively	1,644	1,304
Work in Process	161	264
Prepaid expenses and other	447	392
Deferred income taxes	-	330
Total Current Assets	3,335	3,376
Equipment and leasehold improvements:
Computer equipment	6,199	5,647
Leasehold improvements	305	198
Furniture and equipment	3,402	2,842
	9,906	8,687
Less accumulated depreciation and amortization	7,888	7,523
Net equipment and leasehold improvements	2,018	1,164

Deferred income taxes	2,509	2,412
Goodwill and unallocated acquired intangibles (Note 4)	7,115	2,196
Other intangible assets	1,217	1,396
Other long term assets	57	53

Capitalized software product costs:
Amounts capitalized for software product costs	13,717	13,209
Less accumulated amortization	12,232	11,613
Net capitalized software product costs	1,485	1,596
Total Assets	$17,736	$12,193

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current borrowings on line of credit	$500	$700
Current portion of notes payable	376	676
Accounts payable	314	408
Deferred revenue	4,796	5,071
Accrued payroll and related liabilities	1,100	922
Accrued sales, use and income taxes	44	80
Other accrued liabilities	1,010	899
Current portion of capital lease obligations	95	95
Total Current Liabilities	8,235	8,851

Non-current liabilities
Notes payable	5,000	116
Long-term portion of accrued compensation	77	97
Capital lease obligations	167	233
Total Non-current Liabilities	5,244	446

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2009 and July 31, 2008	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at April 30, 2009 and July 31, 2008	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,693,510 and 6,971,927 shares issued and outstanding at April 30, 2009 and July 31, 2008, respectively	7	7
Common stock warrants and options	748	501
Additional paid-in-capital	95,681	95,148
Accumulated deficit	(92,170)	(92,708)
Other accumulated comprehensive loss	(9)	(52)
Total Shareholders' Equity	4,257	2,896
Total Liabilities and Shareholders' Equity	$17,736	$12,193

See accompanying notes

Note:  The balance sheet at July 31, 2008 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Index

ARI Network Services, Inc.
Consolidated Statements of Income - Unaudited
(Amounts in Thousands, Except Per Share Data)
	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	April 30		April 30
	2009	2008	2009	2008

Revenue	$4,166	$4,158	$12,290	$12,604
Cost of products and services sold*	768	674	2,229	2,201

Gross Margin	3,398	3,484	10,061	10,403

Operating expenses:
Depreciation and amortization+	233	180	691	561
Customer operations and support	307	252	838	788
Selling, general and administrative	2,323	2,292	6,627	6,976
Software development and technical support	257	333	1,033	1,021
Net operating expenses	3,120	3,057	9,189	9,346

Operating income	278	427	872	1,057

Other expense	(23)	(9)	(88)	(60)
Income before provision for income taxes	255	418	784	997

Income tax benefit (expense)	(29)	9	(246)	8
Net income	$226	$427	$538	$1,005

Weighted average common shares outstanding:
Basic	7,099	6,659	7,040	6,650
Diluted	7,115	7,069	7,056	7,060

Net income per share:
Basic	$0.03	$0.06	$0.08	$0.15
Diluted	$0.03	$0.06	$0.08	$0.14

*  includes amortization of software products of $200, $187, $619 and $568, respectively and excludes other depreciation and amortization included in operating expenses

+  exclusive of amortization of software products included in cost of sales

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
	(Unaudited)
	Nine months ended
	April 30
	2009	2008

Operating activities
Net income	$538	$1,005
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	619	568
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	8	22
Depreciation and other amortization	681	561
Deferred income taxes	233	-
Stock based compensation related to stock options	247	65
Stock issued as contribution to 401(k) plan	45	37
Net change in assets and liabilities:
Trade receivables, net	110	272
Work in process	122	(15)
Prepaid expenses and other	(36)	36
Other long term assets	(3)	(293)
Accounts payable	(94)	(496)
Deferred revenue	(285)	(810)
Accrued payroll related liabilities	165	(14)
Accrued sales, use and income taxes	(36)	16
Other accrued liabilities	(88)	621
Net cash provided by operating activities	2,226	1,575
Investing activities
Purchase of equipment, software and leasehold improvements	(413)	(63)
Cash paid for goodwill and intangible assets related to acquisition	(410)	-
Cash paid for other net assets related to acquisition	(215)	-
Software product costs capitalized	(508)	(365)
Net cash used in investing activities	(1,546)	(428)
Financing activities
Repayments under line of credit	(200)	-
Payments under notes payable	(425)	(977)
Payments of capital lease obligations	(66)	(4)
Proceeds from issuance of common stock	18	15
Net cash used in financing activities	(673)	(966)
Effect of foreign currency exchange rate changes on cash	(10)	13
Net change in cash	(3)	194
Cash at beginning of period	1,086	1,050
Cash at end of period	$1,083	$1,244
Cash paid for interest	$70	$88
Cash paid for income taxes	$28	$3

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$-	$10
Issuance of common stock in connection with acquisitions	462	-
Debt issued in connection with acquisitions	5,000	-
Liabilities assumed in connection with acquisitions	275	-

See accompanying notes

Index

Notes to Consolidated Financial Statements
(Unaudited)
April 30, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending July 31, 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2008.

The financial statements include the accounts of ARI Network Services, Inc. (the “Company”) and its wholly owned subsidiaries, ARI Europe B. V. and ARI F&I Services, LLC (“AFIS”), formerly known as ARI Outsourced F&I Center, LLC (“OFIC”). Operations of OFIC were suspended in December 2007, and re-initiated on April 18, 2009, when the Company acquired a small outsourced finance and insurance business in Schenectady, NY.  All inter-company transactions and balances have been eliminated.

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

Beginning in fiscal 2009, the Company reports revenue in total on the income statement rather than by service type.  Beginning in the fourth quarter of fiscal 2008, the Company reports net changes in assets and liabilities in detail on the the Statement of Cash Flows rather than in the condensed format, as has been done historically.  The fiscal 2008 financial statements have been restated to conform to the fiscal 2009 presentation.  For more revenue details, refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three months ended		Nine months ended
	April 30		April 30
	2009	2008	2009	2008
Net income	$226	$427	$538	$1,005
Weighted-average common shares outstanding	7,099	6,659	7,040	6,650
Effect of dilutive stock options and warrants	16	410	16	410
Diluted weighted-average common shares outstanding	7,115	7,069	7,056	7,060
Net income per share:
Basic	$0.03	$0.06	$0.08	$0.15
Diluted	$0.03	$0.06	$0.08	$0.14

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,449	678	1,449	678

Index

3.           STOCK-BASED COMPENSATION

There were no capitalized stock-based compensation costs at April 30, 2009 or at April 30, 2008.  Total stock compensation expense recognized by the Company was approximately $86,000 and $247,000 during the three and nine month periods ended April 30, 2009 and approximately $19,000 and $65,000 for the same periods last year.  There was approximately $309,000 and $96,000 of total unrecognized compensation cost related to non-vested options granted under its stock option plans as of April 30, 2009 and 2008, respectively.

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

As stock-based compensation expense recognized in the Company’s results for the three and nine months ended April 30, 2009 is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures based on the Company’s historical experience.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the:

Three months ended April 30,
	2009	2008
Expected life (years)	10 years	10 years
Risk-free interest rate	2.9%	4.9%
Expected volatility	86.0%	102.0%
Expected forfeiture rate	17.0%	29.0%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plans

The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 158,681 of the shares have been issued as of April 30, 2009. All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

1991 Stock Option Plan

The Company’s 1991 Stock Option Plan, (the “1991 Plan”) was terminated August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or (b) nonqualified stock options.

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

Index

Changes in option shares under the 1991 Plan during the:

	Three Months ended				Three Months ended
	April 30, 2009				April 30, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	37,000	$2.45	1.57	$-	125,186	$2.30	1.39	$-
Granted	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Outstanding at the end of period	37,000	$2.45	1.33	$-	125,186	$2.30	1.14	$-
Exercisable at the end of period	37,000	$2.45	1.33	$-	125,186	$2.30	1.14	$-

	Nine Months ended				Nine Months ended
	April 30, 2009				April 30, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	93,186	$2.27	1.23	$-	125,686	$2.30	1.89	$-
Granted	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	(56,186)	$2.15	n/a	n/a	(500)	$4.06	n/a	n/a
Outstanding at the end of period	37,000	$2.45	1.33	$-	125,186	$2.30	1.14	$-
Exercisable at the end of period	37,000	$2.45	1.33	$-	125,186	$2.30	1.14	$-

The range of exercise prices for options outstanding at April 30, 2009 and 2008 was $2.06 to $9.06.

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

Index

Changes in option shares under the Director Plan during the:

	Three Months ended				Three Months ended
	April 30, 2009				April 30, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,313	$2.65	1.47	$-	1,313	$2.65	2.47	$-
Granted	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Outstanding at the end of period	1,313	$2.65	1.22	$-	1,313	$2.65	2.22	$-
Exercisable at the end of period	1,313	$2.65	1.22	$-	1,313	$2.65	2.22	$-

	Nine Months ended				Nine Months ended
	April 30, 2009				April 30, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,313	$2.65	1.97	$-	1,313	$2.65	2.97	$-
Granted	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Outstanding at the end of period	1,313	$2.65	1.22	$-	1,313	$2.65	2.22	$-
Exercisable at the end of period	1,313	$2.65	1.22	$-	1,313	$2.65	2.22	$-

The range of exercise prices for options outstanding at April 30, 2009 and 2008 was $2.00 to $3.56.

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

Index

Changes in option shares under the 2000 Plan during the:

	Three Months Ended				Three Months ended
	April 30, 2009				April 30, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,207,463	$1.54	7.51	$27,807	890,975	$1.52	6.43	$289,823
Granted	15,000	$0.82	n/a	n/a	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a	-	n/a	n/a	n/a
Forfeited	(1,125)	$(2.15)	n/a	n/a	(8,500)	$2.00	n/a	n/a
Outstanding at the end of period	1,221,338	$1.53	7.30	$38,458	882,475	$1.51	6.16	$167,802
Exercisable at the end of period	682,627	$1.58	5.92	$30,933	730,329	$1.45	5.71	$166,124

	Nine Months Ended				Nine Months Ended
	April 30, 2009				April 30, 2008
	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value	Options	Wt-Avg Exercise Price	Wt-Avg Remaining Contractual Period	Aggregate Intrinsic Value
Outstanding at the beginning of period	1,380,538	$1.51	7.36	$150,967	1,013,100	$1.45	6.61	$320,062
Granted	104,000	$1.07	n/a	n/a	35,500	$1.63	n/a	n/a
Exercised	(60,242)	$(0.26)	n/a	n/a	-	n/a	n/a	n/a
Forfeited	(202,958)	$(1.51)	n/a	n/a	(166,125)	$1.15	n/a	n/a
Outstanding at the end of period	1,221,338	$1.53	7.30	$38,458	882,475	$1.51	6.16	$167,802
Exercisable at the end of period	682,627	$1.58	5.92	$30,933	730,329	$1.45	5.71	$166,124

Changes in non-vested option shares, included in the outstanding shares above, under the 2000 Plan during the:

	Three Months Ended April 30,				Nine Months Ended April 30,
	2009		2008		2009		2008
	Options	Wt-Avg Exercise Price	Options	Wt-Avg Exercise Price	Options	Wt-Avg Exercise Price	Options	Wt-Avg Exercise Price
Non-vested at the beginning of period	523,711	$1.49	158,364	$1.80	443,335	$1.76	137,675	$1.79
Granted	15,000	$0.82	-	n/a	104,000	$1.07	35,500	$1.63
Vested	-	n/a	-	n/a	-	n/a	-	n/a
Forfeited	-	n/a	(6,218)	$2.00	(8,624)	$1.63	(21,029)	$1.50
Non-vested at the end of period	538,711	$1.47	152,146	$1.79	538,711	$1.47	152,146	$1.79

The range of exercise prices for options outstanding at April 30, 2009 and 2008 was $0.15 to $2.735.

4.             ACQUISITIONS

On April 27, 2009, the Company acquired substantially all of the assets of Channel Blade Technologies, Corp. (“CBT”), located in Virginia Beach, VA.  CBT was the leading provider of websites, lead management and marketing automation solutions in the marine and recreation vehicle markets. Consideration for the acquisition included approximately $500,000 in cash, 615,385 shares of the Company’s common stock at a market price of $0.75 per share, $235,000 of assumed liabilities and a $5,000,000 note payable.

The Company included the results of operations of CBT for the four days ending April 30, 2009, in its consolidated financial statements for the three and nine month periods ended April 30, 2009.  The purchase price of this acquisition will be allocated to specific acquired assets and liabilities based on fair value.  The Company is in the process of having an independent valuation performed to allocate the purchase price to such assets and liabilities.  Pending the results of that valuation, the Company included a significant portion of the purchase price in “Goodwill and other acquired intangibles” on the accompanying unaudited balance sheet at April 30, 2009.

In connection with the acquisition, the Company entered into one year employment agreements with Jon M. Lintvet and Charles Lewis (the “Employment Agreements”) to serve as Director of New Business Development and Director of Strategic Accounts- Marine and RV, respectively.

Index

The foregoing description of the Purchase Agreement and the transactions contemplated thereby is qualified in its entirety by reference to the Purchase Agreement, attached as Exhibit 2.1 of Form 8-K, dated May 1, 2009, and incorporated herein by reference.  A final adjustment to the purchase allocation will be made when the Company files audited financial statements for CBT for the year ended July 31, 2008, and the approximately nine month period ended April 27, 2009 and proforma financial statements in an amendment to its Form 8-K, dated May 1, 2009 on or before July 24, 2009.  Because the audited financial statements are not complete as of the date of this Form 10-Q, proforma financial information disclosures are not presented herein.

On April 17, 2009, ARI F&I Services, LLC (“AFIS”), a wholly owned subsidiary of the Company, acquired the assets of Powersports Outsourcing Group, LLC (“PSOG”), valued at approximately $77,000, in partial satisfaction of its debt of approximately $185,000, $149,000 of which the Company purchased from Keybank National Association on April 16, 2009.  PSOG, located in Schenectady, NY and led by Mark L. Taylor, had been offering outsourced finance and insurance (“F&I”) services to power sports, marine and RV customers in the Northeast U.S. since 1998.  In connection with the acquisition, AFIS entered into a three year employment agreement with Mark L. Taylor to serve as Director of F&I Business Development. The Company included the results of operations of AFIS for the fourteen days ending April 30, 2009 in its consolidated financial statements for the three and nine month periods ended April 30, 2009.

On July 1, 2008, the Company acquired all of the assets related to electronic parts catalogs, electronic commerce and certification testing for service technicians of Info Access, the micropublishing division of Eye Communication Systems, Inc. (“ECSI”), located in  Hartland, WI.  Consideration for the acquisition included approximately $1.0 million in cash, 312,500 shares of the Company’s common stock, 125,000 of which is held in escrow based on contingent revenue retention, and notes payable of $300,000.  It was determined that as of July 31, 2008, it was more likely than not that the contingencies associated with the shares in escrow would be resolved such that the Company would be obligated to deliver such escrowed shares to ECSI in October 2009.  Accordingly, this amount has been recorded as outstanding stock at July 31, 2008 and April 30, 2009.

5.           NOTES PAYABLE

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s unaudited balance sheet as of April 30, 2009, and audited balance sheet as of July 31, 2008.

Debt Schedule
(Dollars in thousands)

	April 30	July 31	Percent
	2009	2008	Change

Long term Debt related to acquisition of Channel Blade Technologies, Inc.:	$5,000	$-	n/a %

Debt related to acquisition of OC-Net, Inc.:
Current portion of notes payable	176	233	(24.5)
Long term portion of notes payable	-	117	(100.0)
Total notes payable	176	350	(49.7)
Current cash earnout	-	150	(100.0)
Imputed interest on cash earnout/holdback	-	(8)	(100.0)
Total debt related to acquisition of OC-Net	176	492	(64.2)

Notes payable to Eye Communication Systems, Inc. - current	200	300	(33.3)
Current borrowings on line of credit	500	700	(28.6)
Total Debt	$5,876	$1,492	293.8%

The Company issued a $5,000,000 secured promissory note to Michael D. Sifen in connection with the April 27, 2009 purchase of CBT.  The annual interest rate on the note is 10% for the first year and 14% thereafter, unless the conditions of the covenant  described below are met.  Accrued interest only is due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments of principal plus accrued interest shall then be due, commencing July 31, 2011.  The note contains a covenant that if the Company pre-pays a minimum principal amount of $3,000,000 on or before April 27, 2010, the interest rate will remain 10% for the remainder of the note’s term.

The Company issued $700,000 of notes and $400,000 of future non-interest bearing contingent payments in connection with the January 26, 2007 purchase of OC-Net, Inc.  The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 5.25% as of April 30, 2009).  The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through April 30, 2010.  The Company has paid all of the contingent payments.

In 2008, the Company issued $300,000 of notes payable in connection with the Info Access acquisition, of which $100,000 was paid on October 1, 2008 and $200,000 is due on July 1, 2009. The interest rate on the note is 6%.

Index

6.             LINE OF CREDIT

On July 9, 2004, the Company entered into a line of credit agreement with JPMorgan Chase, N.A. which, as amended, permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,500,000.  Eligible accounts include certain non-foreign accounts receivable which are outstanding for fewer than 90 days from the invoice date.  The note bears interest at 1% per annum above the prime rate (plus an additional 3%, at the Bank’s option, upon the occurrence of any default under the Note) plus a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2011 and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which the Company was in compliance at April 30, 2009.  The Company had $500,000 and $700,000 principal outstanding on the line of credit at April 30, 2009, and July 31, 2008, respectively.

7.             SHAREHOLDER RIGHTS PLAN

On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders.  Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right (each, a “Right”) for each share of common stock they owned.  These Rights trade in tandem with the common stock until and unless they are triggered.  Should a person or group acquire more than 10% of the Company’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise.  The Rights, if triggered, would give the rest of the shareholders the ability to purchase additional stock of the Company at a substantial discount.  The Rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.

8.             INCOME TAXES

The provision for income taxes is composed of the following (in thousands):

	Three months ended		Nine months ended
	April 30		April 30
	2009	2008	2009	2008
Current:
Federal - Effect	$187	$164	$198	$193
State - Effect	21	45	23	53
Generation (utilization) of net operating loss carryforwards	(199)	(218)	(212)	(254)
AMT and other	4	-	4	-
Deferred, net	16	-	233	-
	$29	$(9)	$246	$(8)

Provision for income taxes is an estimate based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities and does not represent current taxes due.  The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  An assessment is performed on a quarterly basis of the likelihood that net deferred tax assets will be realized from future taxable income.  To the extent that management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  Because the ultimate realizability of deferred tax assets is dependent upon the outcome of future events, the amount established as a valuation allowance is a significant estimate that is subject to change quarterly.  The change in the valuation allowance during a period is reflected with a corresponding income tax provision increase or decrease in the Consolidated Statements of Income.  Because of the uncertainty of long-term future economic conditions, the estimated future utilization of deferred net tax assets is based on twelve quarters of projections. The Company had a change in its estimated valuation allowance during the quarter ended April 30, 2009, primarily due to a decrease in its projected utilization of its net operating loss carryforwards from earlier years.  The Company continues to evaluate the realizability of deferred tax assets on a quarterly basis.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for  Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (“FIN 48”), on August 1, 2007. The implementation of FIN 48 did not have a significant impact on our results of operations or financial position and no amounts were reserved for uncertain tax positions as of April 30, 2009 and July 31, 2008.

Index

9.             BUSINESS SEGMENTS

The Company’s business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has segregated the Netherlands operation and the U.S. operations into separate reportable segments.  (Refer to Note 1 to the financial statements, “Description of Business and Significant Accounting Policies” included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2008, for a description of segment operations and the accounting policies for each of the segments.) The Company evaluates the performance of and allocates resources to each of the segments based on net income.

Information concerning the Company’s operating business segments for fiscal 2009 and 2008 is as follows:

Business Segment Information
(In thousands)

	Three months ended		Nine months ended
	April 30		April 30
Revenue	2009	2008	2009	2008
Netherlands	$153	$189	$486	$527
United States	4,013	3,969	11,804	12,077
Consolidated	$4,166	$4,158	$12,290	$12,604

Net Income (Loss)
Netherlands	$(15)	$(107)	$(70)	$(283)
United States	241	534	608	1,288
Consolidated	$226	$427	$538	$1,005

	April 30	July 31
Total Assets	2009	2008
Netherlands	$175	$272
United States	17,561	11,921
Consolidated	$17,736	$12,193

10.          RESTRUCTURING

In July, 2008, the Company announced a restructuring, consolidating its data conversion operations in Virginia into its Wisconsin location and consolidating the software development operations in Colorado into its California location.  A charge of $529,000 was taken in the fourth quarter of fiscal 2008, to reflect the restructuring costs.  The following represents changes to the restructuring reserve (in thousands):

	Balance	Payments	Balance
	July 31	August 2008 -	April 30
	2008	April 2009	2009
Severance and related benefits	$292	$(222)	$70
Net future lease costs	204	(101)	103
Equipment disposition and other	33	(29)	4
Total restructuring costs	$529	$(352)	$177

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company produced net income of $226,000 and $538,000 for the three and nine months ended April 30, 2009, compared to $427,000 and $1,005,000 for the three and nine months ended April 30, 2008.  The decrease in earnings was primarily due to an increase in publishing costs to provide new catalog content to the Company’s customers and operating expenses related to acquisition activity. For the first time this fiscal year, revenue for the fiscal quarter ending April 30, 2009 was slightly higher than for the same period last year.  For the nine month period ended April 30, 2009, revenue decreased 2.5% compared to the same period last year.  The decline in revenues for the first nine months of the fiscal year was primarily due to a decrease in revenues from the Company’s catalog and professional services, which was substantially offset by an increase in marketing services revenue from sales of WebsiteSmart Pro™ and catalog revenue related to the July 1, 2008 Info Access acquisition.  Management expects revenue to increase for the balance of the fiscal year, compared to the same period in fiscal 2008, as the Company integrates its acquisitions, continues to sustain high contract renewal rates and generate new sales.

For the nine months ended April 30, 2009, the Company repaid $625,000 of funded debt and invested cash of $1,546,000 in product development, acquisitions and other capital investments, while maintaining its cash balance.  During the month of April 2009, the Company completed two acquisitions as part of its strategic intent to expand its product offerings to current customers and to strengthen and extend its vertical market footprint.  The CBT acquisition gives the Company the market leadership position in websites for the marine market, a solid foothold in the websites for the RV market, and augments its position in the powersports market.  In addition, the CBT acquisition adds a full-featured lead management and customer relationship management (“CRM”) product to the Company’s portfolio, which can be sold to existing customers.  The PSOG acquisition adds a new offering, outsourced F&I services, which will be sold into the powersports, marine and RV markets, as well as others over time.  Management expects both acquisitions to add immediately to revenue and over time to profit and cash, when full integration into the business is achieved.

Current Global Economic Downturn:

The Company’s customers are equipment manufacturers, distributors and servicing dealers, primarily in the outdoor power, powersports, marine, RV, agricultural and appliance, as well as other equipment industries.  Industry trade publications continue to report that the current global economic downturn is having a substantial negative effect on the revenues, earnings and cash flow of customers within the Company’s primary markets.  These effects are resulting in a reduction in industry size and a weakening in some of the Company’s customers’ ability to timely pay their obligations, which has resulted in an increase in the Company’s allowance for bad debt of $110,000 for the nine months ended April 30, 2009.  In turn, these results have had a negative affect on the base of the Company’s customers and the timing of its cash flows during the three and nine month periods ended April 30, 2009, which was largely offset by sales to new customers and additional revenue from its existing customer base.

The Company sells the majority of its products on a subscription basis with terms of one or more years.  These products are considered essential to enabling more efficient operations and enhancing the sale of parts, whole goods and accessories throughout the distribution channels.  In addition, the electronic catalog portion of the Company’s business is primarily tied to equipment repair, which becomes more important during difficult economic times, as consumers retain and repair their current equipment rather than purchase new units. The combination of these factors generally has been and is expected to continue to moderate the effect of the economic downturn on the Company’s revenue and earnings when compared to businesses which manufacture or distribute equipment and other capital goods.

Certain statements contained herein are forward-looking statements. The Company’s actual results may differ materially from those contained in the forward looking statements, particularly in the current weak economic environment, which has and may continue to adversely affect our operating results.  Recent turmoil in the capital and credit markets has increased the difficulty and expense of obtaining financing for many companies.  As a result, additional financing may not be available to the Company, and if it is, it may be dilutive to existing shareholders or may be on terms that are not favorable to the Company.  Management has made assumptions in its remarks that the global credit markets will not deteriorate further and acknowledges the increased uncertainty caused by the current economic environment.  See “Forward Looking Statements.”

Critical Accounting Policies and Estimates

General
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, among others, those related to customer contracts, valuation of intangible assets, bad debts, valuation of deferred tax assets, capitalized software product costs, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its financial statements.

Index

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

Fair Value Measurements
SFAS No. 157, “Fair Value Measurements” ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.   The Company has partially adopted SFAS No. 157, pursuant to the provisions of FASB Staff Position SFAS 157-2, which deferred the effective date of SFAS 157 for non-financial assets and liabilities.  The provisions of SFAS 157 are applicable to all of the Company’s financial assets and liabilities that are measured and recorded at fair value.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at April 30, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended April 30, 2009.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets with definitive lives consist primarily of costs of customer relationships, which are amortized over their estimated useful lives of five years.

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

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.  There have been no impairments of intangible assets with estimable useful lives identified during fiscal 2009 or 2008.

Index

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

Deferred Income Taxes
The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the income statement.

Stock-Based Compensation
On August 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), to account for its stock option plans. The Company adopted SFAS 123(R) using the modified prospective approach. The cost for all share-based awards granted subsequent to July 31, 2006, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost for options will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at April 30, 2009 and July 31, 2008.

Revenues

ARI is a leading provider of electronic parts catalogs and marketing services to dealers, distributors and manufacturers in the manufactured equipment markets. ARI currently serves approximately 100 manufacturers and 190 distributors worldwide. Additionally, ARI provides electronic parts catalogs, dealer websites and/or professional marketing services to more than 25,000 dealers in about a dozen segments of the worldwide equipment market including outdoor power, power sports, marine, recreation vehicles, appliances, agricultural equipment, floor maintenance, auto and truck after-market parts and construction. The following tables show the Company’s products and services, a brief description of them and the industries served.

Index

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
Equipment – all sub-markets
PartSmart® IPL™	Electronic parts catalog for equipment dealers	Appliance
PartSmart® IPL Web™	Web based electronic parts catalog, formerly EMPARTweb	Appliance
Electronic publishing services	Project management, data conversion, editing, production, and distribution services for manufacturers who wish to outsource catalog production operations	Equipment - all sub-markets
EMPARTviewer™	Electronic parts catalog viewing software	Equipment - RV
Professional services	Project management, software customization, back-end system integration, roll-out management, and help desk support services	Equipment - all sub-markets

Index

Marketing Services
Product or Service	Description	Primary Industry/Market
WebsiteSmart Pro™	Software to create customized websites and conduct business electronically, including optional shopping cart, superseding WebsiteSmart	Equipment - outdoor power, power sports
WebsiteSmart™	Software to create customized websites and conduct business electronically, including optional shopping cart	Equipment - outdoor power, power sports
Professional Services	Large-scale website creation, hosting and maintenance services	Equipment – all sub-markets
ARI MailSmart™	Direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects with customized messages	Equipment – all sub-markets
eMailSmart™	Email solution that enables users to stay in touch with customers through special offers and a quarterly newsletter	Equipment – all sub-markets
Content Management Services	Add-on solution to WebsiteSmart and Website Smart Pro that automatically updates a website with weather alerts, promotions based on customer seasonality and supplier promotions	Equipment – all sub-markets
eXceleratePro	Websites available as custom or from design gallery. One of three website offering with Channel Blade. Full website capability with news, testimonials, Boat/RV Notifier, and more.	Equipment – marine, recreation vehicle, power sports
eXceleratePro 2	New website platform. ePro1 plus enhancements.	Equipment – marine, recreation vehicle, power sports
Lead Storm	New website product based on ePro2 platform. Offers 3 template options. No custom designs. Lead generation and inventory-focused. All inventory search-engine optimized	Equipment – marine, recreation vehicle, power sports
ePro Mobile	Customers’ website are optimized to fully function on smart mobile phones. Inventory from websites automatically populates on the smart phone website.	Equipment – marine, recreation vehicle, power sports
Footsteps
Lead management tool to help customers follow up to incoming leads faster and professionally. Includes email campaigns, automated responses, daily follow up calendar and reminders. Serves as a complete database of prospects and clients to keep in touch in the long-term to increase sales beyond the first purchase.
Equipment – all sub-markets
Jumpstart
An add-on custom Foosteps solution. Helps customer launch Footsteps in minimal time to get sales staff using the tool to its full potential. Eliminates time and effort having customer set up lead management process up on their own.
Equipment – all sub-markets
Quickstart	OEM tradeshow or in-house lead management tool. Serves as a quick lead entry and search tool to help shorten the follow up cycle in short time frames.	Equipment – all sub-markets
SearchEngineSmart™	Provides customers the opportunity for paid advertising on all major search engines so potential customers find their website.	Equipment – outdoor power, power sports, marine, recreation vehicle
Managed Services	Provided by Pro Lead Management. Add on solution to websites and/or Footsteps. Program manages customers’ website content, inventory, initial lead response, and outbound email campaigns.	Equipment – all sub-markets
Boat/RV Notifier	Website add-on that notifies consumer when a unit in their specified requests come in stock. Allows customer to stay in the consumer’s mind beyond their initial search.	Equipment – marine
Site Encore	Website add-on that with one click upon entry or exit of site pops up a lead-generating form. Before consumer leaves the Internet the customer’s ad/brand is the last image they see.	Equipment – marine, recreation vehicle, power sports

Index

F&I Products and Services (F&I Smart™ Product Family)
Product or Service	Description	Primary Industry/Market
Outsourced F&I Services
Acting as the dealer’s outsourced F&I (Finance and Insurance) department, we obtain financing for their customers and provide them with Extended Service Agreements, Gap insurance, Tire & Wheel Protection, and other after-sale products.
Equipment – Powersports, RV, and Marine in the U.S. Northeast region

eCommerce Products and Services
Product or Service	Description	Primary Industry/Market
TradeRoute®	Document handling and communications for product ordering, warranty claims and other business documents	Equipment - Outdoor power and recreation vehicle
WarrantySmart™
Web-based end-to-end warranty claims processing system that enables dealers, distributors and manufacturers to streamline product registration and warranty claim submission and processing, as well as check claim status online
Equipment – all sub-markets

The Company also provides electronic transaction services to the North American agribusiness industry, representing approximately 4% of total revenue for the three and nine month periods ended April 30, 2009 and the same periods last year.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.  In the table below, revenue is categorized by customer location, rather than by Company subsidiary.  Since some non-North American customers are billed from the U.S. subsidiary, the presentation is different from the segment reporting in Note 9 above.

Revenue by Location and Service
(Dollars in Thousands)
	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2009	2008	Change	2009	2008	Change
North America
Catalog subscriptions	$2,667	$2,435	9.5%	$7,725	$7,464	3.5%
Catalog professional services	175	311	(43.8)	678	920	(26.3)
Marketing services	783	588	33.3	2,061	1,705	20.9
Marketing professional services	164	373	(56.0)	704	1,201	(41.4)
Other revenue	174	181	(4.1)	496	496	(0.1)

Subtotal North America	3,963	3,888	1.9	11,664	11,786	(1.0)

Rest of the World
Catalog subscriptions	203	268	(24.3)	612	813	(24.7)
Catalog professional services	-	2	(100.0)	14	5	180.0

Subtotal Rest of the World	203	270	(24.8)	626	818	(23.5)

Total Revenue
Catalog subscriptions	2,870	2,703	6.2	8,337	8,277	0.7
Catalog professional services	175	313	(44.1)	692	925	(25.2)
Marketing services	783	588	33.3	2,061	1,705	20.9
Marketing professional services	164	373	(56.0)	704	1,201	(41.4)
Other revenues	174	181	(4.1)	496	496	(0.1)

Total Revenue	$4,166	$4,158	0.2%	$12,290	$12,604	(2.5	) %

Index

North America

Catalog Subscriptions

North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased for the three and nine month periods ended April 30, 2009, compared to the same periods last year.  This result consists of: i) a decline affecting year-over-year comparisons for the first nine months of fiscal 2009, related to the non-renewal of a significant OEM customer which subscribed to the Company’s’ electronic parts catalog in bulk on behalf of its dealers; (ii) this was partially offset by revenue from this OEM’s dealers which purchased from the Company directly, iii) sales to customers related to the Info Access acquisition, and iv) a modest price increase. Management expects revenues from catalog subscriptions in North America for the remainder of fiscal 2009 to increase marginally compared to the prior year.

Catalog Professional Services

Revenues from North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America decreased for the three and nine month periods ended April 30, 2009, compared to the same periods last year, primarily due to lower customization labor services for the deployment of new web-based manufacturer databases.  Management expects revenues from catalog professional services in North America to continue to be lower than the previous year for the remainder of fiscal 2009, primarily due to less revenue from new customization projects as a result of the weakened economy.

Marketing Services

Revenues from the Company’s North American marketing service subscriptions are derived from start-up, hosting and access fees charged to dealers for Website Smart™, Website Smart Pro™, FootstepsTM, and SearchEngineSmartTM, commissions on on-line sales through Website Smart Pro™ and set-up and postage fees for ARI MailSmart™ in the United States and Canada.  Revenues from marketing services in North America increased for the three and nine month periods ended April 30, 2009, compared to the same periods last year, primarily due to new sales, high levels of order renewals and recurring revenue from Website Smart Pro™.  Management expects revenues from marketing services in North America to increase for the remainder of fiscal 2009, compared to the prior year, primarily due to revenue from the recently closed CBT acquisition, recurring revenue from newly acquired customers and order renewals from customers who purchased from the Company in previous years.

Marketing Professional Services

Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. Revenues from marketing professional services in North America decreased for the three and nine months ended April 30, 2009, compared to the previous year, primarily due to reductions by one customer’s web customization expenditures as a result of its market conditions.  Management expects revenues from marketing professional services to continue to be lower than the previous year for the remainder of fiscal 2009.

Other Revenues

Other revenues are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Other revenues declined slightly for the three and nine month periods ended April 30, 2009, compared to the same periods last year. Beginning April 18, 2009, other revenue also includes fees related to outsourced finance and insurance services generated from the recently acquired PSOG business.  Management expects other revenues will increase compared to the prior year for the remainder of fiscal 2009 due to revenue from F&I services.

Rest of the World

Catalog Subscriptions

Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased for the three and nine month periods ended April 30, 2009, compared to the same periods last year, primarily due to reduced revenue from an existing OEM contract and revenue from new sales not being sufficient to offset lost dealer renewals. The Company continues to face challenges in the European market. Management expects catalog subscription revenues from the rest of the world to decrease for the remainder of fiscal 2009, compared to the same period of fiscal 2008.

Catalog Professional Services

Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor and data conversion replication fees. Revenues from catalog professional services in the rest of the world increased to a negligible amount for the nine months ended April 30, 2009, compared to the same period last year. Management expects a continuation of the current low level of sales from catalog professional services revenues from the rest of the world for the remainder of fiscal 2009, compared to fiscal 2008.

Index

Cost of Products and Services Sold

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold, which is derived from the Company's unaudited financial statements.

Gross Margin by Revenue Type
(Dollars in thousands)
	Three months ended				Nine months ended
	April 30		Percent		April 30		Percent
	2009	2008	Change		2009	2008	Change
Catalog subscriptions
Revenue	2,870	2,703	6.2%		8,337	8,277	0.7%
Cost of revenue	437	265	64.9		1,298	923	40.6
Gross margin - Catalog subscriptions	2,433	2,438	(0.2)		7,039	7,354	(4.3)
Gross margin percentage	84.8%	90.2%			84.4%	88.8%

Catalog professional services
Revenue	175	313	(44.1)		692	925	(25.2)
Cost of revenue	68	138	(50.7)		247	389	(36.5)
Gross margin - Catalog professional services	107	175	(39.0)		445	536	(17.0)
Gross margin percentage	61.1%	55.9%			64.3%	58.0%

Marketing services
Revenue	783	588	33.3		2,061	1,705	20.9
Cost of revenue	213	139	53.2		470	487	(3.5)
Gross margin - Marketing services	570	449	27.1		1,591	1,218	30.7
Gross margin percentage	72.8%	76.3%			77.2%	71.4%

Marketing professional services
Revenue	164	373	(56.0)		704	1,201	(41.4)
Cost of revenue	46	129	(64.3)		200	392	(49.0)
Gross margin - Marketing professional services	118	244	(51.6)		504	809	(37.7)
Gross margin percentage	72.0%	65.4%			71.6%	67.4%

Other revenue
Revenue	174	181	(4.1)		496	496	(0.1)
Cost of revenue	4	4	0.0		14	10	40.0
Gross margin - Other revenue	170	177	(4.2)		482	486	(0.9)
Gross margin percentage	97.7%	97.8%			97.2%	98.0%

Total
Revenue	4,166	4,158	0.2		12,290	12,604	(2.5)
Cost of revenue	768	675	13.8		2,229	2,201	1.3
Gross margin	3,398	3,483	(2.4	) %	10,061	10,403	(3.3	) %
Gross margin percentage	81.6%	83.8%			81.9%	82.5%

Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog data conversion, replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue increased slightly for the three and nine month periods ended April 30, 2009, compared to the same periods last year, primarily due to increased catalog data conversion costs for new catalog offerings. Management expects gross margins, as a percentage of revenue from catalog subscriptions, to vary slightly from quarter to quarter due to the timing of data shipments and software amortization, which is expensed on a straight-line basis rather than varying with the level of revenue.

Cost of catalog professional services consists of customization and catalog production labor. Gross margin on professional services as a percentage of revenue increased for the three and nine months ended April 30, 2009, compared to the same periods last year. The gross margin improvement is primarily due to fewer non-billable professional services.  Management expects gross margins as a percentage of revenue from catalog professional services to continue to exceed the previous year for the remainder of fiscal 2009.

Index

Cost of revenue for marketing service subscriptions consists primarily of website setup labor, network communication costs, software amortization costs, postcards, printing and distribution costs, along with the cost of sales associated with the CBT acquisition  Gross margin percentages on marketing services decreased for the three months ended April 30, 2009, compared to the same period last year, primarily due to lower margins associated with revenue from the CBT acquisition.  Gross margin percentages on marketing services increased for the nine months ended April 30, 2009, compared to the same period last year, primarily due to increased sales of the Company’s website products, which are offsetting fixed software amortization costs, and to lower network communication costs. Management expects gross margins, as a percent of revenue from marketing services, to fluctuate from quarter to quarter depending on the mix of products and services sold.

Cost of revenues for marketing professional services consists of website customization labor associated primarily with large contracts. Gross margin percentages for marketing professional services increased for the three and nine month periods ended April 30, 2009, compared to the same periods last year, primarily due to efficiencies realized in fiscal 2009 related to the sale of product functionality used by multiple customers.  Management expects cost of marketing professional services to fluctuate from quarter to quarter depending on the Company’s performance towards the contracted amount for customization projects and the actual labor rates negotiated in customer contracts.

Cost of other revenues consists primarily of telecommunication costs, royalties and software customization labor. Cost of other revenues as a percentage of revenue remained relatively the same for the three and nine month periods ended April 30, 2009, compared to the same periods last year. As of April 17, 2009, cost of other revenues included cost of sales related to the Company’s F&I revenue.  Management expects gross margins on other revenue, as a percent of other revenue, to decrease for the remainder of fiscal 2009, compared to the same period in the previous year, as more of this revenue comes from the new F&I business.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

(Dollars in thousands)
	Three months ended			Nine months ended
	April 30		Percent	April 30		Percent
	2009	2008	Change	2009	2008	Change
Customer operations and support	$307	$252	21.8%	$838	$788	6.3%
Selling, general and administrative	2,323	2,292	1.4	6,627	6,976	(5.0)
Software development and technical support	257	333	(22.8)	1,033	1,021	1.2
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	233	180	29.4	691	561	23.2
Net operating expenses	$3,120	$3,057	2.1%	$9,189	$9,346	(1.7	) %

Net operating expenses increased for the three month period ended April 30, 2009, compared to the same period last year, primarily due to increased stock option expense and amortization of intangible assets related to the ECSI acquisition. Net operating expenses decreased for the nine month period ended April 30, 2009, compared to the same period last year, primarily due to lower selling, general and administrative expense related to the start-up expenses of OFIC in the first nine months of fiscal 2008, and from the restructuring effort announced in July 2008, that was designed to improve efficiency and reduce costs. Management expects net operating expenses to increase for the remainder of fiscal 2009, compared to the previous year, due to the additional operating costs associated with the Company’s acquisitions.

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased for the three and nine month periods ended April 30, 2009, compared to the same periods last year, primarily due to the additional support costs related to the ECSI acquisition.  Management expects customer operations and support costs to increase for the remainder of fiscal 2009 compared to fiscal 2008, due to the additional support costs associated with the Company’s recent acquisitions.

Selling, general and administrative expenses (“SG&A”) increased for the three month period ended April 30, 2009, compared to the same period last year, primarily due to increased stock option expense, amortization of intangible assets related to the ECSI acquisition and expenses related to the recent acquisitions.  SG&A decreased for the nine month period ended April 30, 2009, compared to the same period last year primarily due to the aforementioned start-up costs of OFIC in fiscal 2008 and the Company’s focus on cost savings and efficiency.  SG&A, as a percentage of revenue, increased slightly from 55.1% for the three months ended April 30, 2008 to 55.8% for the three months ended April 30, 2009 and decreased from 55.3% for the nine months ended April 30, 2008 to 53.9% for the nine months ended April 30, 2009.  Management expects SG&A costs to be higher than last year for the remainder of fiscal 2009, due to the additional costs associated with the Company’s acquisitions.

Index

The Company’s technical staff (in-house and contracted) performs software development, technical support, software customization and data conversion services for customer applications. Management expects fluctuations from quarter to quarter, as the mix of development and customization activities will change based on customer requirements even when the total technical staff cost remains relatively constant. Software development and technical support costs decreased for the three month period ended April 30, 2009, compared to the same period last year, primarily due to cost savings as a result of the restructuring. Software development and technical support costs remained relatively constant for the nine month period ended April 30, 2009, compared to the same period last year. Management expects software development and technical support costs to fluctuate from quarter to quarter as the mix of development, customization and support labor varies, but that the total technical costs will increase for the remainder of fiscal 2009, compared to the prior year, due to the additional support costs associated with the Company’s recent acquisitions.

Depreciation and amortization expense increased for the three and nine month periods ended April 30, 2009, compared to the same periods last year, primarily due to the amortization of software, equipment and intangible assets associated with the Info Access acquisition. Management expects depreciation and other amortization to continue to be higher in fiscal 2009, compared to the previous year, due to the amortization of the additional fixed and intangible assets associated with the Company’s acquisitions.

Other Items

Interest expense includes both cash and non-cash interest. Interest paid decreased $18,000 for the nine months ended April 30, 2009, compared to the same period last year, due to the decline in the Company’s debt prior to its acquisition of CBT in April 2009, as it continued to make timely payments.  Management expects interest expense to continue to increase for the remainder of fiscal 2009, compared to the prior year, due to additional debt associated with the Company’s acquisition of CBT.

The Company had net income of $226,000 and $538,000 for the three and nine months ended April 30, 2009, compared to $427,000 and $1,005,000 for the three and nine months ended April 30, 2008. The decrease in earnings is primarily due to lower gross margins, acquisition operating and integration expenses and income tax expense related to a decrease in deferred tax assets.  The Company underwent a facility consolidation restructuring in the fourth quarter of fiscal 2008 to streamline its operations by locating the management, sales, support, publishing and fulfillment activities in its Wisconsin location and concentrating its product and web development activities in its California location.  Management believes that this restructuring positioned the Company to more easily integrate its latest acquisition and that continued tight control over operating expenses and its recurring revenue from loyal customers has and will continue to help the Company to maintain operating income in a struggling economy, but that amortization of intangibles, integration costs and interest expense related to the Company’s acquisitions will have a negative impact on the fourth quarter of fiscal 2009.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.

(Dollars in thousands)
	Nine months ended
	April 30, 2009		Percent
	2009	2008	Change
Net income	$538	$1,005	(46.5	) %
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	619	568	9.0
Amortization of debt discount and other	8	22	(63.6)
Depreciation and other amortization	681	561	21.4
Deferred income taxes	233	-	100.0
Stock based compensation	247	65	280.0
Stock issued to 401(k) plan	45	37	21.6
Net change in working capital	(145)	(683)	78.8

Net cash provided by operating activities	2,226	1,575	41.3
Net cash used in investing activities	(1,546)	(428)	(261.2)
Net cash used in financing activities	(673)	(966)	30.3
Effect of foreign currency exchange rate changes on cash	(10)	13	(176.9)
Net change in cash	$(3)	$194	(101.5	) %

Index

Net cash provided by operating activities increased for the nine month period ended April 30, 2009, compared to the same period last year, primarily due to the decreased use of working capital and increased non-cash charges, which are added back to net income to determine the cash effect from operations.  The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter.  Management expects net cash provided by operating activities to vary from quarter to quarter due to the net effect of cost efficiencies efforts, lower levels of revenue and timing of working capital flows.

Net cash used in investing activities increased for the nine month period ended April 30, 2009, compared to the same period last year, primarily due to the Company’s acquisitions.  Management expects cash used in investing activities may fluctuate from quarter to quarter, depending on the level of capital expenditures and the timing of acquisitions.

Net cash used in financing activities decreased for the nine month period ended April 30, 2009, compared to the same period last year, primarily due to a decrease in debt related to notes that were paid in full in the second quarter of fiscal 2008. Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future. The Company renewed its bank line of credit on April 6, 2009, lengthening its term to June 30, 2011.

At April 30, 2009, the Company had cash and cash equivalents of approximately $1,083,000 compared to approximately $1,086,000 at July 31, 2008.  Cash from operations of approximately $2,240,000 was used primarily to fund investments in software development, acquisitions and the repayment of debt during the nine month period ended April 30, 2009.

Acquisitions

Since December 1995, the Company has had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, nine business acquisitions and one software asset acquisition have been completed, seven of which were fully integrated into the Company’s operations prior to fiscal year 2008.  The corporate development program remains an important component of the Company’s long-term growth strategy.

On April 27, 2009, the Company acquired all of the assets of Channel Blade Technologies, Corp. (“CBT”), located in Virginia Beach, VA.  CBT was the leading provider of websites, lead management and marketing automation solutions in the marine and recreation vehicle markets. Consideration for the acquisition included approximately $500,000 in cash, $235,000 of assumed liabilities, 615,385 shares of the Company’s common stock, and a $5,000,000 note payable with a 7-year term.

On April 17, 2009, ARI F&I Services, LLC (“AFIS”), a wholly owned subsidiary of the Company, acquired the assets of Powersports Outsourcing Group, LLC (“PSOG”), valued at approximately $77,000, in partial satisfaction of its debt of approximately $185,000, $149,000 of which the Company purchased from Keybank National Association on April 16, 2009.  PSOG had been offering outsourced finance and insurance (“F&I”) services to power sports, marine and RV customers in the Northeast U.S. since 1998.

On July 1, 2008, the Company acquired certain assets of Info Access, the micropublishing division of Eye Communication Systems, Inc. (“ECSI”) pursuant to the terms of an Asset Purchase Agreement, by and among ECSI, John Bessent and the Company (the “Agreement”).  Under the terms of the Agreement, the Company acquired all of the assets related to electronic parts catalog, electronic commerce and certification testing for service technicians.  Consideration for the acquisition included (i) approximately $1.0 million in cash, (ii) 312,500 shares of the Company common stock, 125,000 of which will be held in escrow for 15 months after the closing, pending the satisfaction of certain conditions relating to post-closing revenues, (iii) an aggregate amount of $300,000 in debt to ECSI, including a 90-day promissory note in the amount of $100,000, which was paid in September, 2008, and a one-year promissory note in the amount of $200,000, and (iv) the assumption of certain liabilities.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK– Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Index

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness and the design and operation of its disclosure controls and procedures as of April 30, 2009. Based upon this evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has concluded that its disclosure controls and procedures were effective as of April 30, 2009.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings arose during the three and nine months ended April 30, 2009.

On June 23, 2008, Powersports Complete, LLC (“Powersports”) filed a complaint in the United States District Court for the Eastern District of Wisconsin against the Company and its wholly-owned subsidiary, ARI Outsourced F&I Center, LLC (“ARI Outsourced”).  The complaint claimed, among other things, that the Company and ARI Outsourced owe $56,960 to Powersports in connection with their business arrangements during 2007.  The complaint also claimed that Powersports, among other remedies, is entitled to compensatory damages in the amount of $1,250,000 and punitive damages in the amount of $2,500,000.  The Company and ARI Outsourced filed their answer to the complaint on September 16, 2008.  The answer denied that Powersports is entitled to the payments described above, and asserted numerous counterclaims against Powersports.  On February 4, 2009, the parties agreed to settle all outstanding claims between them.  The settlement had no material effect on the Company’s financial statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended April 30, 2009, the Company did not repurchase any of its equity securities.  On April 27, 2009, the Company acquired all of the assets of CBT.  Pursuant to the terms of the Asset Purchase Agreement dated as of April 27, 2009 (the “Purchase Agreement”), the Company issued 615,385 shares of common stock (the “Shares”) as a portion of the consideration paid to CBT.  The Company believes that this transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The recipient of the Shares represented its intention to acquire the Shares for investment purposes only and not with a view towards their distribution, and appropriate legends were affixed to the Share certificates.

The foregoing description of the Purchase Agreement and the transactions contemplated thereby is qualified in its entirety by reference to the Purchase Agreement, attached as Exhibit 2.1 of Form 8-K, dated May 1, 2009, and incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.

ITEM 5.  OTHER INFORMATION – None.

ITEM 6.  EXHIBITS

10.1	Note Modification Agreement dated April 6, 2009, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARI Network Services, Inc.
(Registrant)

Date:	June 15, 2009	/s/ Roy W. Olivier
Roy W. Olivier, Chief Executive Officer

/s/ Kenneth S. Folberg
Kenneth S. Folberg, Chief Financial Officer