Form 10-K
period 2009-07-31
ARI NETWORK SERVICES INC /WI
filed 2009-10-29
CIK 879796

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ____________________  to  ____________________

Commission file number 000-19608

ARI Network Services, Inc.
(Name of small business issuer in its charter)

WISCONSIN	39- 1388360
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10850 West Park Place, Suite 1200, Milwaukee, Wisconsin  53224
(Address of principal executive office)

Issuer's telephone number (414) 973-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes       No   ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes       No   ✓

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ✓  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company ✓
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No   ✓

As of January 31, 2009, the aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ OTC bulletin board) was approximately $4.8 million.

As of October 16, 2009, there were 7,751,842 shares of the registrant’s shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2009, for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

ARI Network Services, Inc.

FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2009

Index

PART I

Item 1. Description of the Business

Overview

ARI Network Services, Inc. (the “Company” or “ARI”) is a leading provider of technology enabled services that help dealers, distributors and manufacturers reduce costs and increase sales in selected vertical markets.  Specifically, ARI provides electronics parts catalogs, dealer e-commerce solutions, professional services and outsourced finance and insurance ("F&I") services in about a dozen vertical markets worldwide, including outdoor power, power sports, motorcycles, marine, recreational vehicles ("RV"), appliances, agricultural equipment, floor maintenance and construction.  ARI currently serves more than 20,000 dealers, 100 manufacturers and 150 distributors in more than 100 countries worldwide.

Manufacturers and distributors drive revenue, efficiency and customer satisfaction by leveraging ARI’s technology enabled services and dealer relationships, and look to ARI as a partner to reach their dealers. Dealers rely on ARI’s technology enabled services and extensive network of manufacturer and distributor relationships to obtain content and technology solutions, which result in improved revenue, efficiency and customer satisfaction.

Our technology enabled services allow our customers in a service and distribution network to: (i) conveniently reference parts, service bulletins and other technical information; (ii) efficiently market to their customers and prospects; and (iii) increase revenues by selling products online.

ARI operates primarily in two geographic segments:  the U.S. and Netherlands-based European operations.  Each provides technology enabled services that connect manufacturers in selected industries with their service and distribution networks. Segment operating information is provided to the Company’s chief operating decision makers.

An important element of ARI’s business is its relationship with over 75 dealer business management system providers through our COMPASS Partners™ program.  A dealer business management system is used by a dealer to manage inventory, maintain accounting records, bill customers and focus marketing efforts.  ARI’s ability to interface with these systems provides the dealer with a more robust, informative, and cost-effective solution.

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2009 or fiscal 2008.

Our executive offices are located at 10850 West Park Place, Suite 1200, Milwaukee, Wisconsin 53224, and our telephone number at that location is (414) 973-4300.  ARI is a Wisconsin corporation and was incorporated in 1981.  We maintain a website at www.arinet.com, which is not part of this report.

Mission and Strategy

ARI's mission is to be recognized as the leader in creating, marketing and supporting the best solutions that enhance revenue or reduce costs for our customers.  We intend to continue to focus on our catalog, marketing services and professional services businesses and continuously seek to add new products that fit our overall strategy, while meeting our criteria of providing technology enabled services that help our customers sell more products and services.  We intend to continue pursuing products that meet our customers' needs and produce recurring revenue and/or a high number of transactions with attractive gross margins.

To achieve this vision, our strategy is to concentrate on a few key vertical markets, and to be the leading provider of technology enabled services in those markets.  Our goal is to provide a complete array of technology enabled services, including our existing electronic catalog and e-commerce enabled websites as well as new services, which industry participants will adopt and use effectively.

To maintain and enhance the current base of catalog business, we seek to maintain a renewal rate in North America of approximately 90% on existing dealer catalog subscriptions and to sell new catalogs and dealers at a rate sufficient to replace or increase the revenue from non-renewing subscriptions.  We believe that we are highly penetrated in our four primary markets (outdoor power, power sports (including motorcycles), marine and appliances) both in terms of dealers and catalog titles, and that there are opportunities for additional growth in related markets as well as the introduction of new products into our current markets.

Index

Our primary growth area in North America is marketing services, which includes WebsiteSmart Pro®, ARI MailSmart™, Footsteps™, SearchEngineSmart™, and additional add-on products and marketing professional services.  These products respond directly to our customers’ desire for assistance from a trusted partner like ARI in marketing and selling to their customers and prospects around the clock via the Internet, growing their revenue through both online sales and additional in-store traffic.   Customers utilizing our e-commerce enabled platforms for more than one year are enjoying, on average, substantial year over year sales growth through their websites.  We continue to invest in additional sales and marketing and product development resources to support our growth in this area.

In ARI’s Netherlands-based European operations, our focus is to adapt our success in the U.S. electronic catalog market to our European-based customers through a combination of direct and indirect business relationships with manufacturers and dealers.  We believe that this will position us for growth in the future by leveraging what we do well while being responsive to the local operating requirements within the various European countries and to our manufacturer customers’ need for a partner with global reach.

Finally, we continue to seek acquisitions and other business development opportunities that will solidify or accelerate our market position in electronic parts catalogs and marketing services, as well as potential new product areas.

Products and Services

ARI offers four basic types of products and services to our customers: (i) electronic catalogs for publishing and viewing technical reference information about the equipment; (ii) marketing services, including website creation, lead management, and email marketing, all of which are designed to allow dealers to grow their businesses and increase profitability through efficient and effective marketing of their products; (iii) professional services, including project management, data conversion, software customization and help desk support services; and (iv) outsourced F&I services, which facilitate dealers' sales by obtaining financing for their customers and providing them with after-sale products such as extended warranties.  For a complete listing of the products and services offered and for more information visit the Company's website at www.arinet.com.

Electronic Catalog Products and Services

ARI’s PartSmart® and PartSmart® WebTM electronic cataloging suite of products and services enable partners in a service and distribution network to look up electronic technical reference information, such as illustrated parts lists, service bulletins, price files, repair instructions and other technical information regarding the products of multiple manufacturers.  Products and services offered include:

PartSmart® and PartSmart® WebTM  Electronic and web-based parts catalogs for equipment dealers that allow dealers access to more than 440 leading supplier catalogs from a single application and reduces parts lookup time by more than 50%.  A number of add-on products are available, including PartSmart® CartTM, which facilitates order taking directly from the catalog.

PartSmart® Data ManagerTM.  An electronic parts catalog creation tool used to produce catalogs for viewing on PartSmart® products.  Several add-on products are also available for use with PartSmart® Data ManagerTM.

PartStreamTM.  The newest member of our suite of electronic catalog products and services, PartStream™ is a modular consumer-focused illustrated parts lookup application that integrates with existing website platforms and carts that allows consumers to quickly identify the desired part, add the part to their shopping cart and check out.

Marketing Services

ARI's technology enabled suite of marketing services allow dealers and manufacturers to quickly establish an online presence and to reach beyond typical geographic constraints and extend their store hours, allowing their customers to look up and order parts and accessories 24 hours a day, 7 days a week.  These technology enabled services allow dealers to grow their business and increase profitability through efficient and effective marketing of their products, capturing visitor information, and then managing leads into customer relationships.  Services offered include:

Index

Website Suite of Products.  ARI's suite of website services includes: (i) WebsiteSmart Pro®, software used to create customized websites and conduct business electronically, which also includes an optional shopping cart feature; (ii) eXcelerateProTM and eXcelerateProTM 2, which are available customized or from a design gallery and offer full web site capabilities; (iii) LeadStormTM, the newest website product that includes lead generation and inventory search engine optimization features; and (iv) eXcelerateTM Pro Mobile, which allows customers' websites to be fully functional on smart mobile phones.

FootstepsTM. New to ARI, Footsteps™ is a lead management and CRM tool that helps customers follow up on incoming leads more quickly and professionally.  It also includes email campaigns, automated responses, a daily follow up calendar, and reminder notices.  The product serves as a complete database of prospects and clients.

ARI MailSmartTM.  A direct mail solution that enables users to cost-effectively and efficiently reach customers and prospects.  An email solution, eMailSmartTM, is also offered that enables users to stay in touch with customers through special offers and a quarterly newsletter.

SearchEngineSmartTM.  SearchEngineSmartTM, a new product in fiscal 2009, provides customers the opportunity for paid advertising on all major search engines so that potential customers will be directed to the customers' websites.

Professional Services

ARI offers a number of value-added professional services to our manufacturer, distributor and dealer customers.  Our manufacturer and distributor customers wishing to outsource catalog production operations benefit from our expertise in electronic publishing services, which include project management, data conversion, editing, production and distribution.  The Company also offers software customization, back-end system integration, and help desk support services.

Marketing professional services offered include website creation, hosting and maintenance services.  These services allow our dealer customers to grow their revenues while increasing efficiency and reducing costs.

Outsourced F&I Services

Acting as the dealer's F&I department, ARI F&I SmartTM obtains financing for customers and provides them with extended service agreements and other after-sale products.  F&I services is a new service offering for ARI in fiscal 2009 and serves dealers in the power sports, marine, RV, and independent auto market verticals.

Competition

The Company and its customers benefit from ARI's focus on its target markets, and its relationships in and expert knowledge of those markets.  ARI’s primary competitive advantages include:

(i)	Our direct relationships with over 20,000 dealers, 100 manufacturers and 150 distributors;

(ii)	Our robust electronic parts catalog suite of products, which allows multi-line dealers to access catalogs from one single software platform;

(iii)	The e-commerce capabilities of our technology enabled marketing services; and

(iv)	Our relationships with over 75 dealer business management system providers.

We believe that our competitive advantages will enable us to compete effectively and sustainably in these markets.

Competition for ARI’s products and services varies by product and by market.  No single competitor today competes with us on every product and service in each of our targeted industry verticals.

In electronic catalog software and services, the largest direct competitor is Snap-on Business Solutions, which offers electronic service catalogs in the motorcycle, marine, outdoor power and auto markets.  In addition, there are a variety of small companies focused on specific industries.  General catalog services companies may in the future directly compete with us in our target markets.

The technology enabled products and services offered to our dealer customers have many competitors, including PowerSports Network (owned by Dominion Enterprises), 50 Below and many generalized Internet service providers.

Index

Competition for our website creation services comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our common industry solutions.  There are also large, general market e-commerce companies, such as IBM, which offer products and services that could address some of our customers’ needs.  These general e-commerce companies do not typically compete with us directly, but they could decide to do so in the future.

Finally, given the current pace of technological change, it is possible that unidentified competitors could emerge, existing competitors could merge and/or obtain additional capital, thereby making them more formidable, or new technologies could come on-stream that could threaten our position.

Employees

As of July 31, 2009, we had approximately 148 employees.  Of these, 26 are engaged in maintaining or developing software and providing software customization services, 47 are in sales and marketing, 50 are involved in customer operations and support and 25 are involved in general and administration functions.  None of these employees are represented by a union.

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive officers as of October 16, 2009.  The officers serve at the discretion of the Board.

Name	Age	Capacity Served

Roy W. Olivier	50	President, Chief Executive Officer and Director

Brian E. Dearing	54	Chairman of the Board, Chief Corporate Development and Strategy Officer, Interim Chief Financial Officer, Treasurer and Secretary

Michael T. Tenpas	41	Vice President of Global Sales and Marketing

Robert J. Hipp	42	Chief Technology Officer

Roy W. Olivier.  Mr. Olivier was appointed President and Chief Executive Officer of the Company in May 2008.  Mr. Olivier served as Vice President of Global Sales and Marketing of the Company from September 2006 to May 2008.  Prior to joining the Company in 2006, Mr. Olivier was a consultant to start-up, small and medium-sized businesses.  Until December 2001, he was Vice President, Sales & Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Prior to that, Mr. Olivier held various sales and marketing executive and managerial positions with several other companies in the telecommunications and computer industries, including Multicom Publishing, Inc., BusinessLand and PacTel.

Brian E. Dearing. Mr. Dearing is the Chairman of the Board, Chief Corporate Development and Strategy Officer, Acting Chief Financial Officer, Treasurer and Corporate Secretary of the Company.  He has been a director of the Company since 1995 and was elected Chairman of the Board of Directors in 1997.  Mr. Dearing served as the Company’s President and Chief Executive Officer from 1995 until May 2008.    Prior to joining ARI in 1995, Mr. Dearing held a series of executive positions within the U.S. and Europe in the e-commerce business of Sterling Software, Inc.  Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services.  Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a Bachelor of Arts degree in Political Science from Union College.

Michael T. Tenpas. Mr. Tenpas joined ARI as Vice President of Global Sales and Marketing in July 2008.  For the previous 12 years, Mr. Tenpas worked for Norlight Telecommunications, Inc. in Brookfield, Wisconsin, starting as a senior account executive in 1996, and then serving in a number of other sales roles, culminating in his promotion to Executive Vice President and General Manager of Norlight Data Centers, Inc. Mr. Tenpas earned a Bachelor of Science degree in Business Management from the University of Phoenix.

Robert J. Hipp. Mr. Hipp was promoted to Chief Technology Officer in July 2008.  Mr. Hipp joined ARI in January, 2007 as part of ARI’s acquisition of OC-Net in Cypress, California, where he had been Chief Executive Officer and President since he founded the company in 1986.  Prior to founding OC-Net, Mr. Hipp held various technical and managerial positions in the construction industry.

Index

Item 2. Description of Properties

ARI occupies approximately 16,300 square feet in an office building in Milwaukee, Wisconsin, under a lease expiring July 16, 2021.  This facility houses our headquarters and one of our data centers.

In Cypress, California, we occupy approximately 6,000 square feet of office space under a lease expiring August 31, 2011. This facility houses a significant portion of our product development and professional services team, as well as our second data center.

In Virginia Beach, Virginia, we occupy approximately 9,800 square feet of office space under a lease expiring April 30, 2010.  This facility houses our Channel Blade operations.

In Schenectady, New York, we occupy approximately 2,000 square feet of office space under a lease expiring September 30, 2010.  This facility houses our ARI F&I Services business.

In Colorado Springs, Colorado, we rent approximately 5,200 square feet of vacant office under a lease expiring March 31, 2011.  We are currently seeking to sublet this space.

Item 3. Legal Proceedings

[None]

Item 4. Submission of Matters to a Vote of Security Holders

[None]

[This space intentionally left blank.]

Index

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

Fiscal Quarter Ended	High	Low
October 31, 2007	$1.74	$1.31
January 31, 2008	$1.74	$1.34
April 30, 2008	$1.95	$1.40
July 31, 2008	$1.85	$1.35
October 31, 2008	$1.42	$0.60
January 31, 2009	$1.18	$0.60
April 30, 2009	$1.01	$0.60
July 31, 2009	$1.16	$0.62

As of October 26, 2009, there were approximately 943 holders of record of the Company’s common stock.  The Company has not paid cash dividends to date and has no current intention to pay cash dividends.

During the quarter ended July 31, 2009, the Company did not repurchase any of its equity securities.

In conjunction with the Company’s purchase of all of the assets related to electronic parts catalog, e-commerce and certification testing for service technicians of Info Access, the micropublishing division of Eye Communication Systems, Inc. (“ECSI”), the Company issued 312,500 shares of its common stock as a portion of the consideration paid to ECSI on July 1, 2008.

On April 27, 2009, the Company acquired all of the assets of Channel Blade Technologies.  Pursuant to the terms of the Asset Purchase Agreement dated as of April 27, 2009, the Company issued 615,385 shares of common stock as a portion of the consideration paid to Channel Blade.

The Company believes that these transactions were exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The recipient of the shares of our common stock in each of these transactions represented its intention to acquire the shares for investment purposes only and not with a view towards their distribution, and appropriate legends were affixed to the share certificates.

Index

Item 6. Selected Financial Data

The following table sets forth certain financial information with respect to the Company as of and for each of the five fiscal years ended July 31, which includes information derived from audited Financial Statements and Notes thereto of ARI Network Services, Inc. for the fiscal years ended July 31, 2009 and 2008.  The reports, thereon, of Wipfli LLP are included elsewhere in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the aforementioned Financial Statements and Notes.

Statement of Income Data:
(In thousands, except per share data)
	2009	2008	2007	2006	2005
Net revenue	$17,637	$16,917	$15,435	$14,002	$13,661
Total cost of products and services sold (1)	3,412	2,871	2,719	2,001	1,958
Gross profit	14,225	14,046	12,716	12,001	11,703
Gross margin	80.7%	83.0%	82.4%	85.7%	85.7%
Operating expenses (2)	13,458	13,225	12,551	9,932	9,557
Operating income	767	821	165	2,069	2,146
Other income (expense)	(220)	(28)	(60)	(59)	(184)
Income before provision for income taxes	547	793	105	2,010	1,962
Income tax benefit (expense)	(123)	590	(4)	1,200	853
Net income	$424	$1,383	$101	$3,210	$2,815
Average common shares outstanding:
Basic	7,203	6,678	6,378	6,130	5,992
Diluted	7,228	6,903	6,550	6,510	6,653
Net income per share:
Basic	$0.06	$0.21	$0.02	$0.52	$0.47
Diluted	$0.06	$0.20	$0.02	$0.49	$0.42

(1)	Includes amortization of software products of $876, $764, $800, $648, and $570 in 2009, 2008, 2007, 2006 and 2005, respectively.
(2)	Includes depreciation and amortization, exclusive of amortization of software products, of $1,101, $727, $631, $382, and $263 in 2009, 2008, 2007, 2006 and 2005, respectively.

Selected Balance Sheet Data:
(In thousands)
	Fiscal Year Ended July 31
	2009	2008	2007	2006	2005
Working capital deficit	$(6,277)	$(5,475)	$(5,221)	$(3,357)	$(3,911)
Capitalized software development (net)	2,397	1,596	1,606	1,468	1,486
Total assets	18,607	12,193	9,927	9,436	7,933

Current portion of debt and capital lease obligations	726	1,471	1,031	1,400	1,204
Total long-term debt & capital lease obligations	5,115	349	484	580	2,037
Total shareholders’ equity (deficit)	4,187	2,896	718	(312)	(3,609)

Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Summary

The Company produced net income of $424,000 for the fiscal year ended July 31, 2009, compared to $1,383,000 for the fiscal year ended July 31, 2008.  The decrease in earnings was driven by legal, accounting, and integration costs related to the Channel Blade and Powersports Outsourcing Group, LLC (“PSOG”) acquisitions in April 2009 as well as adjustments to the deferred tax assets.  ARI's deferred tax asset valuation is complex and can lead to large year over year fluctuations.  The estimation of ARI's deferred tax assets and liabilities is discussed in detail in the footnotes to the Company's Consolidated Financial Statements.

The large negative swing in year over year net income is net of a substantial reduction in our operating cost structure.  Ongoing cost savings were achieved in fiscal 2009, which resulted from a combination of the fiscal 2008 restructuring and office consolidation as well as a concerted effort by the Company to reduce operating expenses.  Management expects to leverage this reduced cost structure to drive additional profitability as the Company continues to grow.

Management believes that the fiscal 2008 restructuring positioned the Company to more easily integrate its latest acquisitions and that continued tight control over operating expenses and its recurring revenue from loyal customers has and will continue to help the Company to maintain operating income during fiscal 2010 despite the difficult economic environment.

Total revenue increased approximately $720,000, or 4.3%, during fiscal 2009 compared to fiscal 2008.  Revenue related to the Company's acquisitions of Channel Blade and PSOG approximated $1,215,000 in fiscal 2009.  The increase resulting from the acquired revenue was offset by a decline in professional services revenues as a result of the effect of the global recession on ARI’s customers. In order to combat the effects of the global recession, management implemented a series of initiatives during fiscal 2009 that resulted in additional revenues of approximately $525,000, much of which is recurring.  Management expects revenues and operating income to increase in fiscal 2010 as the Company recognizes an entire year of revenue from the April 2009 acquisitions and pursues various growth and efficiency initiatives in an economic environment that may be showing early signs of eventual recovery.

Due to the nature of our business, the Company typically maintains a working capital deficit.  A large percentage of our subscription based revenues are paid in advance, resulting in the recognition of a deferred revenue liability.  The Company anticipates sufficient cash flow from operations to execute our plans.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, among others, those related to customer contracts, valuation of intangible assets, bad debts, capitalized software product costs, financing instruments, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Index

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential include customizing complex features and functionality in a product’s base software code or developing complex interfaces within a customer’s environment. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.

Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.

The Company incurred a deferred revenue liability related to setup fees charged for hosted websites of approximately $1,300,000 from the Channel Blade acquisition, which are amortized over the terms of the customer contracts, of which approximately $450,000 was recognized in the fourth quarter of fiscal 2009.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company currently reserves for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  In fiscal 2009 the Company increased its allowance for doubtful accounts due to general economic conditions.

Legal Provisions

The Company is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. The Company reserves for any material estimated loss if the outcome is probable, in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.”

Impairment of Long-Lived Assets

Equipment and leasehold improvements, capitalized software product costs and other identifiable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

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

Stock-Based Compensation

The Company uses the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures.  SFAS 123(R), “Share-Based Payments,” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

There were no capitalized stock-based compensation costs at July 31, 2009 and 2008.

Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, creating a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.  The adoption of SFAS No. 157 did not have a material impact on the Company’s result of operations or financial position.

The Company measures many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings.

Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets with definitive lives at July 31, 2009 and 2008 consist primarily of customer relationships and trade names, which are amortized over their estimated useful lives of 4-8 years, and employee non-compete agreements, which are amortized over their estimated useful lives of two years.   These assets were acquired in the ECSI acquisition on July 1, 2008, the OC-Net, Incorporated, (“OC-Net”) acquisition on January 26, 2007 and the Channel Blade Technologies (“Channel Blade”) acquisition on April 27, 2009, where the fair values were determined using the discounted cash flow approach.

The Company performs impairment tests annually or more frequently if facts and circumstances warrant a review. The Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142.  For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using the best evidence available, which in fiscal 2009 and 2008 was a discounted cash flow model, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit.  During fiscal 2009 and 2008 there were no impairments to goodwill.

Index

Revenues

Management reviews the Company’s revenue in the aggregate, by geography and by product category within a region. The following tables set forth, for the periods indicated, certain revenue information derived from the Company’s financial statements:

Revenue by Location and Service
(In Thousands)
	For the Fiscal Year Ended July 31
	2009	2008	Percent Change
North America
Catalog subscriptions	$10,410	$9,953	4.6
Catalog professional services	872	1,268	(31.2)
Marketing services	3,921	2,351	66.8
Marketing professional services	882	1,594	(44.7)
Other revenues	719	660	8.9
Subtotal North America	16,804	15,826	6.2

Rest of the World
Catalog subscriptions	817	1,078	(24.2)
Catalog professional services	16	13	23.1
Subtotal Rest of the World	833	1,091	(23.6)

Total Revenue
Catalog subscriptions	11,227	11,031	1.8
Catalog professional services	888	1,281	(30.7)
Marketing services	3,921	2,351	66.8
Marketing professional services	882	1,594	(44.7)
Other revenues	719	660	8.9
Total Revenue	$17,637	$16,917	4.3

North America

Catalog Subscriptions

North American catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the U.S. and Canada. Catalog subscription revenues increased 4.6% in fiscal 2009, compared to the same period last year, due to the addition of revenues resulting from the acquisition of the micropublishing division of ECSI.

The Company continues to experience a decline in manufacturer catalog subscription revenue but increasing dealer-based catalog subscription revenue.  This is due to a decline related to the non-renewal of a significant OEM customer that subscribed to the Company’s’ electronic parts catalog in bulk on behalf of its dealers; this decline was partially offset by: (i) revenue from this OEM’s dealers, which in turn purchased the electronic catalogs directly from the Company; (ii) sales to customers related to the ECSI acquisition; and (iii) a modest price increase.  Catalog subscription renewals from the Company’s North American dealers were greater than 89% for fiscal 2009. Management expects revenues from catalog subscriptions in North America to remain relatively the same in fiscal 2010.

Index

Catalog Professional Services

Revenues from North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, travel and shipping fees primarily charged to manufacturers and distributors in the U.S. and Canada. Revenues from catalog professional services in North America decreased in fiscal 2009, compared to the same period last year, primarily due to fewer new customization projects sold to manufacturers as a result of the weakened economy. Management expects revenues from catalog professional services in North America may begin to rebound in fiscal 2010, commensurate with anticipated improvements in economic conditions.

Marketing Services

Revenues from the Company’s North American marketing service subscriptions are derived from start-up, hosting and access fees charged to dealers for the Company’s website products, commissions from on-line sales through the use of these products, as well as set-up, postage and subscription fees for the Company’s lead management and advertising products sold in the U.S. and Canada. Revenues from marketing services in North America increased significantly in fiscal 2009.  This increase was driven by the additional revenues resulting from the Company's acquisition of Channel Blade in April 2009, including the recognition of approximately $450,000 for the amortization of deferred hosted website setup fees.

Additional revenues were also achieved through the implementation of various revenue initiatives in fiscal 2009, including the Company's new SearchEngineSmart™ product, which generated revenues of approximately $180,000 during the year.  Management expects significant growth in revenues from marketing services in North America in fiscal 2010 as the result of a full year of revenues from Channel Blade and the SearchEngineSmart™ product, as well as new sales of existing products as the Company continues to focus its resources in this area of the business.

Marketing Professional Services

Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the U.S. The decline in revenues from marketing professional services in fiscal 2009 is due to reduced spending by two customers for web customization services as a result of market conditions.  Management expects revenues from marketing professional services may increase slightly in fiscal 2010 if the economy begins to recover.

Other Revenues

Other revenues are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Revenues from ARI's F&I services are also included within this category.  Other revenues increased in fiscal 2009, compared to the same period last year, resulting from the Company's acquisition of PSOG in April 2009.  Management expects revenues from outsourced F&I services to increase as a full year's worth of revenues is realized.

Rest of the World

Catalog Subscriptions

ARI’s non-North American revenues consist primarily of catalog subscriptions, which are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world decreased in fiscal 2009, compared to fiscal 2008, due to reduced revenue from an existing OEM contract.  Additionally, as the Company continues to face challenges in the European market, revenues from new sales were not sufficient to offset lost dealer renewals.  Management expects catalog subscription revenues from the rest of the world to continue to decline slightly in fiscal 2010.

Index

Catalog Professional Services

Revenues from Rest of World catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, language translation fees, travel and shipping fees primarily charged to manufacturers and distributors outside of North America.   The Company has a small amount of revenue earned for data conversion, translation and replication fees charged to a manufacturer for periodic international catalog updates.

[This space intentionally left blank.]

Index

Cost of Revenue

The following table sets forth, for the periods indicated, certain information concerning the Company’s revenue and cost of revenue, derived from the Company’s financial statements.

Cost of Revenue
(In thousands)
	For the Fiscal Year Ended July 31
	2009	2008	Percent Change
Catalog subscriptions
Revenue	$11,227	$11,031	1.8
Cost of revenue	1,825	1,226	48.9
Gross profit	9,402	9,805	(4.1)
Gross margin percentage	83.7%	88.9%

Catalog professional services
Revenue	888	1,281	(30.7)
Cost of revenue	402	503	(20.1)
Gross profit	486	778	(37.5)
Gross margin percentage	54.7%	60.7%

Marketing services
Revenue	3,921	2,351	66.8
Cost of revenue	706	585	20.7
Gross profit	3,215	1,766	82.0
Gross margin percentage	82.0%	75.1%

Marketing professional services
Revenue	882	1,594	(44.7)
Cost of revenue	449	542	(17.2)
Gross profit	433	1,052	(58.8)
Gross margin percentage	49.1%	66.0%

Other
Revenue	719	660	8.9
Cost of revenue	30	15	100.0
Gross profit	689	645	6.8
Gross margin percentage	95.8%	97.7%

Total
Revenue	17,637	16,917	4.3
Cost of revenue	3,412	2,871	18.8
Gross profit	$14,225	$14,046	1.3
Gross margin percentage	80.7%	83.0%

Index

Cost of Catalog Subscriptions

Cost of catalog subscriptions consists primarily of reseller fees, software amortization costs, catalog data conversion, replication and distribution costs. Cost of catalog subscriptions as a percentage of revenue increased in fiscal 2009, compared to fiscal 2008, primarily due to non-billable catalog replication and distribution costs related to the production of new catalog offerings. Management expects gross margins, as a percentage of revenue from catalog subscriptions, to vary slightly from year to year due to the timing of data shipments and variations in the recognition of revenue which does not directly correlate to software amortization expense, which is generally on a straight-line basis.

Cost of Catalog Professional Services

Cost of catalog professional services consists of customization and catalog production labor. Cost of professional services as a percentage of revenue increased in fiscal 2009, compared to fiscal 2008, due to non-billable work performed for manufacturers on various projects. Management expects cost of catalog professional services, as a percentage of revenue from catalog professional services, to fluctuate from year to year depending on the mix of services sold and the portion of customizations that are billable, and on the Company’s performance towards the contracted amount for customization projects.

Cost of Marketing Service Subscriptions

Cost of revenue for marketing service subscriptions consists primarily of advertising royalty fees, website setup labor, software amortization costs, postcards, and printing and distribution costs. Cost of marketing services as a percentage of revenue decreased for fiscal 2009, compared to fiscal 2008, primarily due to recognition of deferred setup fee revenues from the Channel Blade acquisition, which have very little associated cost. Management expects gross margins, as a percentage of revenue from marketing services, to fluctuate from year to year depending on the mix of products and services sold.

Cost of Marketing Professional Services

Cost of revenues for marketing professional services consists of website customization labor. Cost of revenues for marketing professional services as a percentage of revenue increased in fiscal 2009, compared to fiscal 2008, primarily due to non-billable work performed on customized websites.  Management expects cost of marketing professional services to fluctuate from year to year depending on the Company’s performance towards the contracted amount for customization projects and the actual labor rates negotiated in customer contracts.

Cost of Other Revenues

Cost of other revenues consists primarily of telecommunication costs, royalties and software customization labor. Cost of other revenues as a percentage of revenue remained relatively the same during fiscal 2009, compared to fiscal 2008.  Cost of other revenues includes cost of sales related to the Company’s F&I revenue.  Management expects gross margins on other services revenue, as a percent of other revenue, to decrease for the remainder of fiscal 2009, compared to the same period in the previous year, as more of this revenue comes from the new F&I business.

Index

Operating Expenses

Beginning in fiscal 2009, the Company reclassified the components of operating expenses to conform to the operational changes instituted as a result of its acquisitions and 2008 restructuring.  The fiscal 2008 financial statements have been reclassified to conform to the fiscal 2009 presentation.  The following table sets forth, for the periods indicated, certain operating expense information derived from the Company’s financial statements:

Operating Expenses
(In thousands)
	For the Fiscal Year Ended July 31
	2009	Percent of Revenue	2008	Percent of Revenue	Percent Change
Sales and marketing	$4,072	23.1	$3,448	20.4	18.1
Customer operations and support	2,785	15.8	2,728	16.1	2.1
Software development and technical support (1)	1,288	7.3	1,656	9.8	(22.2)
General and administrative	4,212	23.9	4,137	24.5	1.8
Restructuring	-	0.0	529	3.1	(100.0)
Depreciation and amortization (2)	1,101	6.2	727	4.3	51.4
Net operating expenses	$13,458	76.3	$13,225	78.2	1.8

(1)	Net of capitalized software product costs of $815 and $524 in 2009 and 2008, respectively.

(2)	Exclusive of $876 and $764 in 2009 and 2008, respectively, of amortization of software products included in cost of revenue.

Summary

Net operating expenses increased in fiscal 2009, compared to the prior year, due to costs associated with the Channel Blade and PSOG operations acquired in April 2009, but decreased as a percentage of revenue, which was a result of the Company's fiscal 2008 restructuring as well as concerted efforts by the Company to reduce its operating expense structure.

Management expects net operating expenses to continue to be higher in fiscal 2010, compared to the previous year, due to (i) the overall growth of the Company; (ii) a full year of amortization expense related to the Channel Blade acquisition; and (iii) expected losses in ARI F&I Smart as the Company invests in the long-term viability of the F&I business.  However, management expects operating expenses to continue to decrease, as a percentage of revenues, in fiscal 2011 and beyond as the business continues to grow and the Company leverages its reduced operating expense structure.

Sales and Marketing Expenses

Sales and marketing expenses increased in fiscal 2009, compared to fiscal 2008, due to sales labor associated with the Channel Blade and PSOG acquisitions.  Management expects sales and marketing costs to be higher for fiscal 2010, compared to fiscal 2009, due to the inclusion of the payroll expense from the acquisitions for the entire year, but to gradually decline as a percentage of revenue, as the acquisitions become fully integrated.

Customer Operations and Support

Customer operations and support consists primarily of server room operations, software maintenance agreements for the Company’s core network and customer support costs. Customer operations and support costs increased slightly due to additional costs from the Channel Blade and PSOG acquisitions, but decreased as a percentage of revenue. Management expects customer operations and support costs to increase in fiscal 2010, compared to fiscal 2009, due to the additional costs related to the acquisitions.

Index

Software Development and Technical Support

The Company’s software development staff (both in-house and contracted) performs software development, escalated technical support, software customization and data conversion services for customer applications. Management expects fluctuations from year to year, as the mix of development and customization activities will change based on customer requirements even if the total technical staff costs remain relatively constant. Software development and technical support costs decreased in fiscal 2009, compared to fiscal 2008, primarily due to an increase in time spent on capitalized web-based products and cost savings resulting from the 2008 restructuring.  Management expects software development and technical support costs to increase in fiscal 2010, compared to fiscal 2009, due to the additional costs related to the acquisitions.

General and Administrative

General and administrative expenses (“G&A”) increased in fiscal 2009, compared to fiscal 2008, but decreased as a percentage of revenue.  The dollar increase resulted from the addition of the Channel Blade and PSOG businesses in April 2009.

The decrease in G&A costs, as a percentage of revenues, resulted from a combination of two factors.  First, facility and labor cost savings were achieved from ARI's fiscal 2008 restructuring and office consolidation.  The Company incurred a restructuring charge in the fourth quarter of fiscal 2008 to reflect severance costs and redundant occupancy costs related to the consolidation of the Company’s data conversion operations in Virginia into its Wisconsin location and the consolidation of the software development operations in Colorado into its California location.  Second, the Company made concerted efforts to reduce its operating cost structure.

Management expects G&A expenses to increase in fiscal 2010, compared to the previous year, due to (i) the overall growth of the Company; (ii) a full year of amortization expense related to the Channel Blade acquisition; and (iii) expected losses in ARI F&I Smart as the Company invests in the long-term viability of the F&I business.  However, management expects G&A expenses to continue to decrease, as a percentage of revenues, in fiscal 2011 and beyond as the business continues to grow and the Company leverages its reduced expense structure.

Depreciation and amortization expense increased in fiscal 2009, compared to fiscal 2008, primarily due to the depreciation of new software and equipment and the amortization of intangible assets associated with the Channel Blade acquisition. Management expects depreciation and amortization to continue to be higher in fiscal 2010 due to a full year of amortization of intangible assets related to the Channel Blade acquisition.

Other Items

Interest expense includes both cash and non-cash interest. Interest paid increased $102,000 in fiscal 2009, compared to fiscal 2008, due to the addition of debt related to the acquisition of Channel Blade.  Management expects interest expense to increase in fiscal 2010, compared to fiscal 2009, due to the recognition of a full years' interest on the Channel Blade debt.  See “Liquidity and Capital Resources”.

Index

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:

Cash Flow Information
(In thousands)
	For the Fiscal Year Ended July 31
	2009	2008	Percent Change
Net income	$424	$1,383	(69.3)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	876	764	14.7
Amortization of debt discount and other	8	25	(68.0)
Depreciation and other amortization	1,101	727	51.4
Allowance for investment in Bank Note	127	-	n/a
Stock based compensation	315	306	2.9
Deferred income taxes	88	(648)	113.6
Stock issued to 401(k) plan	45	38	18.4
Net change in working capital	(239)	(568)	57.9
Net cash provided by operating activities	2,745	2,027	35.4
Net cash used in investing activities	(2,219)	(1,651)	(34.4)
Net cash used in financing activities	(968)	(353)	(174.2)
Effect of foreign currency exchange rate changes on cash	6	13	(53.8)

Net change in cash	$(436)	$36	(1311.1)

At July 31, 2009, the Company had cash and cash equivalents of $650,000 compared to $1,086,000 at July 31, 2008.  Cash generated from operations exceeded $2,700,000 for fiscal 2009.  This cash was used to fund two acquisitions, for investment in equipment and software development, and for the repayment of debt and capital lease obligations.

Net cash provided by operating activities increased in fiscal 2009, compared to fiscal 2008, due to the Company's increased revenues and its reduced operating expense structure.  This increase came despite the additional costs related to the April 2009 Channel Blade and PSOG acquisitions.

Management expects cash provided by operating activities to remain relatively flat in fiscal 2010 as the Company fully integrates the Channel Blade business and additional investments are made into the F&I business.

Net cash used in investing activities increased in fiscal 2009, compared to the prior year, due to the purchase of Channel Blade and PSOG. Management expects cash used in investing activities to fluctuate from year to year, depending on the level of software development and the timing of acquisitions.

Net cash used in financing activities increased in fiscal 2009, compared to the prior year, as the Company used a portion of its cash from operations to pay down its line of credit, whereas in fiscal 2008 the Company had net borrowings against the line of credit.

Management expects cash used in financing activities to decrease in fiscal 2010, compared to the prior year, as principal obligations on the Channel Blade debt do not become due until July 2011. The Company does not anticipate the need for additional funding unless it makes another acquisition.

Index

The following table sets forth, for the periods indicated, certain information related to the Company’s debt derived from the Company’s audited financial statements.

Debt Schedule
(In thousands)
	As of July 31,
	2009	2008	Change
Debt related to Channel Blade acquisition:
Current portion of notes payable	$-	$-	$-
Long term portion of notes payable	5,000	-	5,000
Total notes payable related Channel Blade acquisition	5,000	-	5,000

Debt related to OC-Net acquisition:
Current portion of notes payable	117	233	(116)
Long term portion of notes payable	-	117	(117)
Total notes payable	117	350	(233)
Current cash earnout	-	150	(150)
Imputed interest on cash earnout/holdback	-	(8)	8
Total debt related to OC-Net acquisition	117	492	(375)

Debt related to ECSI acquisition:
Current portion of notes payable	-	300	(300)
Long term portion of notes payable	-	-	-
Total notes payable related to ECSI acquisition	-	300	(300)

Current borrowings on line of credit	500	700	(200)
Total Debt	$5,617	$1,492	$276

The Company issued a $5,000,000 secured promissory note (“the Note”) in connection with the April 27, 2009 purchase of Channel Blade.  The Note is subordinated and junior in right of payment to all indebtedness, obligations and liabilities of the Company, existing as of April 27, 2009 or thereafter incurred, to current or future Senior Lenders (as defined in the Note) of the Company.  The Company’s obligations under the Note are secured by a Subordinated Security Agreement dated as of April 27, 2009, pursuant to which the Company granted to Channel Blade a continuing junior security interest in substantially all of the assets of the Company.  The payments are subject to acceleration upon certain events of default.

The annual interest rate on the note is 10% for the first year and 14% thereafter, unless the conditions of the covenant described below are met.  Accrued interest only is due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments of principal plus accrued interest shall then be due, commencing July 31, 2011.  The note contains a covenant that if the Company pre-pays a minimum principal amount of $3,000,000 on or before April 27, 2010, the interest rate will remain 10% for the remainder of the Note’s term.  The Company does not expect to make this early principal payment by April 27, 2010.

The Company issued $700,000 of notes and $400,000 of future, non-interest bearing contingent payments in connection with the OC-Net acquisition in 2007. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 5.25% as of July 31, 2009). The notes are payable in quarterly principal installments of $58,300, commencing March 31, 2007 through December 31, 2009. The notes do not contain any financial covenants. The Company paid $250,000 of the contingent payments in February, 2008, and the remaining $150,000, which included $8,000 of imputed interest, was paid in January, 2009.

In 2008, the Company issued $300,000 of notes payable in connection with the ECSI acquisition, of which $100,000 was paid on October 1, 2008 and $200,000 was paid on July 1, 2009.

Index

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

The note bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of July 31, 2009) plus an additional 3%, at the lender’s option, upon the occurrence of any default under the note, plus a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2011 and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which the Company was in compliance at July 31, 2009.  The Company had $500,000 and $700,000 principal outstanding on the line of credit at July 31, 2009, and July 31, 2008, respectively.

Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Acquisitions

Since December 1995 the Company has had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, nine business acquisitions and one software asset acquisition have been completed, six of which were fully integrated into the Company’s operations prior to fiscal year 2009.

On April 27, 2009, the Company acquired substantially all of the assets of Channel Blade, the leading provider of websites, lead management and marketing automation solutions in the marine and RV markets. Consideration for the acquisition included approximately $500,000 in cash, 615,385 shares of the Company’s common stock at a market price of $0.75 per share, $765,000 of assumed liabilities and a $5,000,000 note payable.

The Company included the results of operations of Channel Blade for the four days ending April 30, 2009 and the quarter ended July 31, 2009, in its consolidated financial statements for the fiscal year ended July 31, 2009.

In connection with the acquisition, the Company entered into one year employment agreements with Jon M. Lintvet and Charles Lewis (the “Employment Agreements”) to serve as Director of New Business Development and Director of Strategic Accounts- Marine and RV, respectively.

On April 17, 2009, ARI F&I Services, LLC, a wholly owned subsidiary of the Company, acquired the assets of PSOG, valued at approximately $85,000, in partial satisfaction of its debt to ARI of approximately $185,000, $149,000 of which the Company purchased from Keybank National Association on April 16, 2009.  PSOG, located in Schenectady, NY and led by Mark L. Taylor, had been offering outsourced F&I services to power sports, marine and RV customers in the Northeast U.S. since 1998.  In connection with the acquisition, AFIS entered into a three year employment agreement with Mark L. Taylor to serve as Director of F&I Business Development. The Company included the results of operations of AFIS for the fourteen days ending April 30, 2009 and the quarter ended July 31, 2009 in its consolidated financial statements for the fiscal year ended July 31, 2009.

On July 1, 2008, the Company acquired all of the assets related to electronic parts catalogs, electronic commerce and certification testing for service technicians of Info Access, the micropublishing division of Eye Communication Systems, Inc., located in Hartland, WI.  Consideration for the acquisition included approximately $1,000,000 in cash, 312,500 shares of the Company’s common stock, and notes payable of $300,000.  The notes payable were paid in full during fiscal 2009.

The corporate development program is an important component of the Company’s long-term growth strategy and the Company expects to continue to pursue it aggressively.

Index

Forward Looking Statements

Certain statements contained in this Form 10-K are forward looking statements including statements related to revenue growth, future cash flows and cash generation and sources of liquidity. Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements. Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements. Such factors include, but are not limited to the factors listed on exhibit 99.1 of this annual report on Form 10-K, which is incorporated herein by reference.

Quarterly Financial Data

The following table sets forth the unaudited operations data for each of the eight quarterly periods ended July 31, 2009, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

Quarterly Financial Data
(Unaudited - In thousands, except per share data)
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
Net revenues	$4,169	$4,224	$3,955	$4,222	$4,166	$4,158	$5,347	$4,313
Gross margin	3,440	3,477	3,223	3,442	3,398	3,484	4,164	3,643
Net income (loss)	256	243	56	335	226	427	(114)	378
Basic EPS	$0.04	$0.04	$0.01	$0.05	$0.03	$0.06	$(0.02)	$0.06
Diluted EPS	$0.04	$0.04	$0.01	$0.05	$0.03	$0.06	$(0.02)	$0.05

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

[None]

Index

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2009. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2009.

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

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information regarding the directors of ARI, the Company’s Code of Ethics and compliance with Section 16(a) of the Exchange Act is included in ARI’s definitive 2009 Annual Meeting Proxy Statement, and is incorporated herein by reference.  See “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.”  Information with respect to ARI’s executive officers is shown at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation

Information regarding Executive Compensation, Employment Agreements, Compensation of Directors, Employee Stock Options and other compensation plans is included in ARI’s definitive 2009 Annual Meeting Proxy Statement, and is incorporated herein by reference.  See “Executive Compensation” and “Election of Directors.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding beneficial ownership of ARI’s common stock and common stock authorized for issuance under equity compensation plans is included in ARI’s definitive 2009 Annual Meeting Proxy Statement and is incorporated herein by reference.  See “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

Information related to Certain Relationships and Related Transactions is included in ARI’s definitive 2009 Annual Meeting Proxy Statement, and is incorporated herein by reference.  See “Certain Transactions.”

Item 14.  Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is included in ARI’s definitive 2009 Annual Meeting Proxy Statement, and is incorporated herein by reference.  See “Ratification of Independent Auditors.”

Index

PART IV

Item 15. Exhibits:

Exhibit Number	Description
2.1
Stock Purchase Agreement dated January 26, 2007, by and among OC-Net, Inc., the stockholders of OC-Net, Inc. and the Company, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 29, 2007.

2.2
Asset Purchase Agreement dated July 1, 2008 between the Company, Eye Communication Systems, Inc.  and John Bessent, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 7, 2008.

2.3
Asset Purchase Agreement dated April 27, 2009 by and among the Company, Channel Blade Technologies Corp., Charles Lewis and Michael Sifen, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed May 1, 2009.

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

4.2	Promissory Note dated August 7, 2003 payable to WITECH Corporation, incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 8, 2003.
4.3	Non-Negotiable Secured Subordinated Promissory Note payable to Channel Blade Technologies Corp., incorporated by reference to the Company’s Form 8-K filed May 1, 2009.
4.4	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.
10.1*	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended January 31, 1999.
10.2*	1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 1999.
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

10.5*	Summary of Executive Bonus Arrangements (Fiscal 2006), incorporated herein by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

Index

Exhibit Number	Description
10.6*	Summary of Executive Bonus Arrangements (Fiscal 2007), incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.
10.7 *	Summary of Executive Bonus Arrangements (Fiscal 2008), incorporated herein by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended July 31, 2008.
10.8	Summary of Executive Bonus Arrangements (Fiscal 2009).
10.9	Letter agreement dated June 25, 2003 between the Company and Ascent Partners, Inc. incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2004.
10.10	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-KSB for the year ended July 31, 2004.
10.11
Amendment to Credit Agreement dated February 15, 2005, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA.,  incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.12
Continuing Security Agreement dated July 9, 2004, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA., incorporated by reference to Exhibit 10.15 of the Company’s Form 10-KSB for the year ended July 31, 2004.

10.13	Line of credit note dated July 9, 2004 by the Company for $500,000, incorporated by reference to exhibit 10.16 of the Company’s Form 10-KSB for the year ended July 31, 2005.
10.14
Note Modification Agreement dated February 15, 2005 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000, incorporated herein by reference to Exhibit 10.17 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.15
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

10.21	Note Modification Agreement dated April 25, 2008, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA.
10.22	Credit Agreement Amendment dated 4/6/09, incorporated by reference to Form 10-Q for the quarter ended April 30, 2009.

Index

Exhibit Number	Description
10.23*	Change of Control Agreement dated April 1, 2006 between the Company and Brian E. Dearing, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.
10.24*	Change of Control Agreement dated April 1, 2006 between the Company and John C. Bray, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.
10.25*
Change of Control Agreement dated September 13, 2006 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.

10.26*	Change of Control Agreement dated July 31, 2008 between the Company and Robert J. Hipp, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended July 31, 2008.
10.27*	Employment Agreement dated March 13, 2008 between the Company and Brian E. Dearing, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2008.
10.28*	Employment Agreement dated May 1, 2008 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 2, 2008.
10.29*	2000 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2008.
10.30*	Separation and Consulting Agreement dated June 16, 2009 between the Company and Kenneth S. Folberg, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 17, 2009.
10.31*	Employment Agreement dated July , 2008 between the Company and Michael Tenpas.
10.32*	Change of Control Agreement dated July 31, 2008 between the Company and Michael Tenpas.
21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.
99.1	Forward-Looking Statements Disclosure.

* Management Contract or Compensatory Plan.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2009.

ARI NETWORK SERVICES, INC.

By: /s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By: /s/ Brian E. Dearing
Brian E. Dearing
Chairman of the Board and Interim Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy W. Olivier and Brian E. Dearing, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian E. Dearing	October 29, 2009
Brian E. Dearing
Chairman of the Board

/s/ Roy W. Olivier	October 29, 2009
Roy W. Olivier
Director

/s/ Gordon J. Bridge	October 29, 2009
Gordon J. Bridge
Director

/s/ Ted C. Feierstein	October 29, 2009
Ted C. Feierstein
Director

/s/ William C. Mortimore	October 29, 2009
William C. Mortimore
Director

/s/ P. Lee Poseidon	October 29, 2009
P. Lee Poseidon
Director

Index

Report of Wipfli LLP,
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and Subsidiaries (the Company) as of July 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP
Milwaukee, Wisconsin
October 29, 2009

Index

Consolidated Financial Statements

ARI Network Services, Inc.
Years ended July 31, 2009 and 2008

Index

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

ASSETS	July 31
	2009	2008
Current assets:
Cash	$650	$1,086
Trade receivables, less allowance for doubtful accounts of $410 and $178 at July 31, 2009 and 2008	1,352	1,304
Work in process	156	264
Prepaid expenses and other	321	392
Deferred income taxes	513	330
Total Current Assets	2,992	3,376
Equipment and leasehold improvements:
Computer equipment	1,827	5,647
Leasehold improvements	463	198
Furniture and equipment	2,479	2,842
	4,769	8,687
Less accumulated depreciation and amortization	2,827	7,523
Net equipment and leasehold improvements	1,942	1,164
Capitalized software product costs:
Amounts capitalized for software product costs	14,886	13,209
Less accumulated amortization	12,489	11,613
Net capitalized software product costs	2,397	1,596
Deferred income taxes	2,141	2,412
Other long term assets	59	53
Other intangible assets	3,637	1,396
Goodwill	5,439	2,196
Total Assets	$18,607	$12,193

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY	July 31
	2009	2008
Current liabilities:
Current borrowings on line of credit	$500	$700
Current portion of notes payable	117	676
Accounts payable	788	408
Deferred revenue	5,523	5,071
Accrued payroll and related liabilities	1,421	922
Accrued sales, use and income taxes	82	80
Other accrued liabilities	729	899
Current portion of capital lease obligations	109	95
Total current liabilities	9,269	8,851
Non-current liabilities:
Notes payable (net of discount)	5,000	116
Long-term portion of accrued compensation	36	97
Capital lease obligations	115	233
Total non-current liabilities	5,151	446
Total liabilities	14,420	9,297

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2009 and 2008	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2009 and 2008	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,693,510 and 6,971,927 shares issues and outstanding at July 31, 2009 and 2008	8	7
Common stock warrants and options	816	501
Additional paid-in-capital	95,681	95,148
Accumulated deficit	(92,284)	(92,708)
Other accumulated comprehensive income (loss)	(34)	(52)
Total Shareholders' Equity	4,187	2,896
Total Liabilities and Shareholders' Equity	$18,607	$12,193

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	Year ended July 31
	2009	2008
Net revenue	$17,637	$16,917
Cost of revenue	3,412	2,871
Gross margin	14,225	14,046
Operating expenses:
Sales and marketing	4,072	3,448
Customer operations and support	2,785	2,728
Software development and technical support (net of capitalized product costs)	1,288	1,656
General and administrative	4,212	4,137
Restructuring	-	529
Depreciation and amortization (exclusive of amortization of software products included in cost of products and services sold)	1,101	727
Net operating expenses	13,458	13,225
Operating income	767	821
Other income (expense):
Interest expense	(214)	(99)
Other, net	(6)	71
Total other income (expense)	(220)	(28)
Income before provision for income taxes	547	793
Income tax benefit (expense)	(123)	590
Net income	$424	$1,383

Basic and diluted net income per common share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.20

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands, Except per Share Data)

	Common Stock			Paid in Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Total Shareholders' Equity
	Shares Issued and Outstanding	Par Value	Warrants & Options
Balance July 31, 2007	6,623,605	$7	$195	$94,627	$(94,091)	$(20)	$718
Issuance of common stock under stock purchase plan	5,541	-	-	7	-	-	7
Issuance of common stock as contribution to 401(k) plan	30,090	-	-	48	-	-	48
Return of common stock from 401(k) plan	(6,031)	-	-	(10)	-	-	(10)
Issuance of common stock under executive bonus plan	6,222	-	-	7	-	-	7
Issuance of common stock related to acquisitions	312,500	-	-	469	-	-	469
Stock based compensation	-	-	306	-	-	-	306
Net income	-	-	-	-	1,383	-	1,383
Foreign currency translation adjustments	-	-	-	-	-	(32)	(32)
Comprehensive income	-	-	-	-	1,383	(32)	1,351
Balance July 31, 2008	6,971,927	7	501	95,148	(92,708)	(52)	2,896
Issuance of common stock under stock purchase plan	4,359	-	-	4	-	-	4
Issuance of common stock under executive bonus plan	8,642	-	-	8	-	-	8
Issuance of common stock as contribution to 401(k) plan	32,955	-	-	45	-	-	45
Issuance of common stock from exercise of stock options	60,242	-	-	16	-	-	16
Issuance of common stock related to acquisitions	615,385	1	-	460	-	-	461
Stock based compensation	-	-	315	-	-	-	315
Net income	-	-	-	-	424	-	424
Foreign currency translation adjustments	-	-	-	-	-	18	18
Comprehensive income	-	-	-	-	424	18	442
Balance July 31, 2009	7,693,510	$8	$816	$95,681	$(92,284)	$(34)	$4,187

Shareholders' Equity Includes cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2007, July 31, 2008 and July 31, 2009.

Shareholders' Equity includes junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2007, July 31, 2008 and July 31, 2009.

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands, Except per Share Data)

	Year ended July 31
	2009	2008
Operating activities
Net income	$424	$1,383
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	876	764
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	8	25
Depreciation and other amortization	1,101	727
Allowance for investment in Bank Note	127	-
Deferred income taxes	88	(648)
Stock based compensation related to stock options	315	306
Stock issued as contribution to 401(k) plan	45	38
Net change in assets and liabilities:
Trade receivables, net	235	9
Work in process	108	(41)
Prepaid expenses and other	89	(91)
Other long term assets	(5)	(53)
Accounts payable	137	(364)
Deferred revenue	(859)	(571)
Accrued payroll related liabilities	352	9
Accrued sales, use and income taxes	2	52
Other accrued liabilities	(298)	482
Net cash provided by operating activities	2,745	2,027
Investing activities
Purchase of equipment, software and leasehold improvements	(692)	(119)
Cash paid for goodwill and intangible assets related to acquisitions	(645)	(769)
Cash paid for other net assets related to acquisitions	(123)	(239)
Software product costs capitalized	(759)	(524)
Net cash used in investing activities	(2,219)	(1,651)
Financing activities
Borrowings (repayments) under line of credit	(200)	700
Payments under notes payable	(684)	(1,035)
Payments of capital lease obligations	(104)	(25)
Proceeds from issuance of common stock	20	7
Net cash used in financing activities	(968)	(353)
Effect of foreign currency exchange rate changes on cash	6	13
Net change in cash	(436)	36
Cash at beginning of period	1,086	1,050
Cash at end of period	$650	$1,086
Cash paid for interest	$211	$109
Cash paid for income taxes	$28	$5

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$-	$334
Capital lease obligations acquired in connection with acquisitions	-	6
Accrued liabilities related to purchase of computer equipment	86	-
Accrued liabilities assumed in connection with acquisitions	1,691	113
Debt issued in connection with acquisition	5,000	300
Issuance of common stock related to payment of executive bonus	8	7
Issuance of common stock in connection with acquisitions	461	469

See accompanying notes

Index

ARI Network Services, Inc.
Notes to Consolidated Financial Statements

1.	Description of Business and Significant Accounting Policies

Description of Business

ARI Network Services, Inc. (the “Company” or “ARI”) is a leading provider of technology enabled services that help dealers, distributors and manufacturers reduce costs and increase sales in selected vertical markets.  Specifically, ARI provides electronics parts catalogs, dealer e-commerce solutions, professional services and outsourced finance and insurance ("F&I") services in about a dozen vertical markets worldwide, including outdoor power, power sports, motorcycles, marine, recreational vehicles ("RV"), appliances, agricultural equipment, floor maintenance and construction.  ARI currently serves over 20,000 dealers, 100 manufacturers and 150 distributors in more than 100 countries worldwide.

Manufacturers and distributors drive revenue, efficiency and customer satisfaction by leveraging ARI’s technology enabled services and dealer relationships, and look to ARI as a partner to reach their dealers. Dealers rely on ARI’s technology enabled services and extensive network of manufacturer and distributor relationships to attain content and technology solutions, which results in improved revenue, efficiency and customer satisfaction.

ARI operates primarily in two geographical segments: the U.S. and Netherlands-based European operations.  Each provides technology-enabled business solutions that connect manufacturers in selected industries with their service and distribution networks. Segmented operating information is provided to the Company’s chief operating decision makers.

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2009 or 2008.

Reclassifications

Beginning in fiscal 2009, the Company reports revenue in total on the income statement rather than by service type and has reclassified the components of operating expenses.  Beginning in the fourth quarter of fiscal 2008, the Company reports net changes in assets and liabilities in detail on the Statement of Cash Flows rather than in the condensed format, as has been done historically.  The fiscal 2008 financial statements have been reclassified to conform to the fiscal 2009 presentation.

Principles of Consolidation

The financial statements include the accounts of ARI Network Services, Inc. (the “Company”) and its wholly owned subsidiaries, ARI Europe B. V. and ARI F&I Services, LLC (“AFIS”), formerly known as ARI Outsourced F&I Center, LLC (“OFIC”). Operations of OFIC were suspended in December 2007, and re-initiated on April 18, 2009, when the Company acquired a small outsourced finance and insurance ("F&I") business in Schenectady, NY.  All inter-company transactions and balances have been eliminated.

The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the weighted-average exchange rates during the period. Adjustments resulting from the re-measurement of the financial statements into the functional currency are charged or credited to comprehensive income (loss).

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits in bank accounts.  Deposits in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC) of approximately $250,000 on interest-bearing accounts as of July 31, 2009 and $100,000 as of July 31, 2008 are exposed to loss in the event of nonperformance by the institution.  The Company had cash deposits in excess of the FDIC insurance coverage of $400,000 and $986,000 as of July 31, 2009 and 2008, respectively.

Index

Trade Receivables and Credit Policy

Trade receivables are uncollateralized customer obligations due on normal trade terms, most of which require payment within 30 days from the invoice date.  Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all receivable balances that exceed 60 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  The allowance for potential credit losses is reflected as an offset to trade receivables in the accompanying balance sheets.  The Company recorded bad debt expense in the Consolidated Statements of Income of $110,000 and $52,000 for the fiscal years ended July 31, 2009 and 2008, respectively.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential include customizing complex features and functionality in a product’s base software code or developing complex interfaces within a customer’s environment. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When professional services are considered essential, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.

Revenue on arrangements with customers who are not the ultimate users (resellers) is deferred if there is any uncertainty regarding the ability and intent of the reseller to sell such software independent of their payment to the Company.

Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, realizability and valuation of intangible assets, accruals for anticipated losses on projects and litigation, sales tax liabilities, various contract arrangements, and the deferred tax valuation allowance to be significant estimates that are subject to change in the near term.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

Years
Computer equipment	3-7
Leashold improvements	2-7
Furniture and equipment	3-5

Leasehold improvements are amortized over the useful lives of the assets or the term of the related lease agreement, whichever is shorter.

Index

Capitalized and Purchased Software Product Costs

Certain software development and acquisition costs are capitalized when incurred. Capitalization of these costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the on-going assessment of recoverability of software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, the determination of technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, equipment and leasehold improvements and capitalized software product costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve judgment. The Company evaluated the ongoing value of its long-lived assets as of July 31, 2009 and 2008.  During fiscal 2009, the Company disposed of fully depreciated long-lived assets with a cost basis of $5,309,000.  The Company did not incur any impairment charges in fiscal 2009 and 2008.

Capitalized Interest Costs

In 2009 and 2008, interest costs of $9,000 and $3,000, respectively, were capitalized and included in the capitalized software product costs.

Insurance Premiums Receivable

The Company is the beneficiary of the total premiums it paid on a split-dollar life insurance policy at the death of the policy holder.  Insurance premiums receivable are recorded at present value based on the average life expectancy of the policy holder and are included in other long term assets.  Insurance premiums receivable consisted of $59,000 and $53,000 at July 31, 2009 and 2008, respectively, which is the present value of future life insurance premiums receivable of approximately $237,000 discounted at an average rate of 9% and averaged over 17 and 18 years.  There was no life insurance premiums receivable recorded prior to July 31, 2008.

Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, creating a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.  The adoption of SFAS No. 157 did not have a material impact on the Company’s result of operations or financial position.

The Company measures many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings.

Using Level 3 inputs, the Company evaluated the fair market value of a note receivable with a book value of approximately $127,000 and, based on managements’ expectation of collection, booked an allowance to the note resulting in a fair market value of $0 at July 31, 2009.

Shipping and Handling

Revenue received from shipping and handling fees is reflected in net revenue.  Costs incurred for shipping and handling are reported in cost of products and services sold.

Index

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

Stock-Based Compensation

The Company uses the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures.  SFAS 123(R), “Share-Based Payments” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. There were no capitalized stock-based compensation costs at July 31, 2009 and 2008.

Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has reported Comprehensive Income which includes net income and foreign currency translation adjustments in the Consolidated Statements of Shareholders’ Equity for the years ended July 31, 2009 and 2008.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	2009	2008
Net income	$424	$1,383
Weighted-average common shares outstanding	7,203	6,678
Effect of dilutive stock options and warrants	25	225
Diluted weighted-average common shares outstanding	7,228	6,903
Net income per share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.20
Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,394	941

Goodwill and Other Intangible Assets

Under (SFAS) No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Intangible assets with definitive lives at July 31, 2009 and 2008 consist primarily of costs of customer relationships, which are amortized over their estimated useful lives of 2-8 years.   These assets were acquired in the Eye Communication Systems, Inc. (“ECSI”) acquisition on July 1, 2008, the OC-Net, Incorporated, (“OC-Net”) acquisition on January 26, 2007 and the Channel Blade Technologies (“Channel Blade”) acquisition on April 27, 2009, where the fair values were determined using the discounted cash flow approach.

The Company performs impairment tests annually or more frequently if facts and circumstances warrant a review. The Company determined that there was a single reporting unit for the purpose of goodwill impairment tests under SFAS 142.  For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using the best evidence available, which in fiscal 2009 and 2008 was a discounted cash flow model, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit. During fiscal 2009 and 2008 there were no impairments to goodwill.

Index

Intangible assets with indefinite lives consisted of $5,439,000 and $2,196,000 of goodwill at July 31, 2009 and 2008, respectively.

Amortizable intangible asset costs, including customer relationships, trade names and employee non-compete agreements, consisted of the following (in thousands):

	Customer Relationships	Trade Names	Non-Compete Agreements	Finance Costs	Total
Net value 7/31/07	$862	$-	$-	$1	$863
Additions	730	-	-	-	730
Amortization	(196)	-	-	(1)	(197)
Net value 7/31/08	1,396	-	-	-	1,396
Additions	2,274	252	186	-	2,712
Amortization	(435)	(13)	(23)	-	(471)
Net value 7/31/09	$3,235	$239	$163	$-	$3,637

The estimated amortization expense related to intangible assets for the years subsequent to July 31, 2009 is as follows (in thousands):

Year Ending July 31:
2010	$810
2011	787
2012	602
2013	335
2014	322
2015	284
2016	284
2017	213
$3,637

During fiscal 2008 the Company reclassified $190,000 from amortizable intangible assets to goodwill.  The reclassification was related to the value assigned to workforce intangible assets acquired in the OC–Net acquisition during fiscal 2007.  It was determined during fiscal 2008 that the nature of the workforce intangible assets capitalized required the assets to be presented with goodwill as required by SFAS No. 141, “Business Combinations”.  The impact that this reclassification had on amortization expense was immaterial.  The fiscal 2008 financial statements have been restated to conform to the fiscal 2009 presentation.

Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of FSP FAS 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Index

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, re-measurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after August 1, 2009.  The impact on the Company of the adoption of SFAS 141(R) cannot be determined at this time but management expects that it may have a material impact on the Company in the event of an acquisition or business combination.

The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Statement 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of Statement No. 168 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB has issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets; and
•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)

FASB Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. Statements 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. FASB Statement Nos. 166 and 167 are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

FASB Accounting Standards Update 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The Company does not expect this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

Index

FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The impact on the Company’s consolidated financial position, results of operations or cash flows cannot be determined at this time.

2.	Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software Product Costs	Accumulated Amortization	Net Value
Balance 7/31/08	$13,209	$(11,613)	$1,596
Capitalized costs	759		759
Acquisitions	918		918
Amortization expense		(876)	(876)
Balance 7/31/09	$14,886	$(12,489)	$2,397

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs consist of the following at July 31, 2009 (in thousands):

Year Ending July 31:
2010	$970
2011	689
2012	459
2013	257
2014	22
$2,397

3.	Notes Payable

Notes payable consist of the following at July 31 (in thousands):

	2009	2008
Notes payable	$5,117	$800
Less imputed interest	-	(8)
Notes payable, net of imputed interest	5,117	792
Less current maturities	117	676
Notes payable - non-current	$5,000	$116

The Company issued a $5,000,000 secured promissory note in connection with the April 27, 2009 purchase of Channel Blade.  The Note is subordinated and junior in right of payment to all indebtedness, obligations and liabilities of the Company, existing as of April 27, 2009 or thereafter incurred, to current or future Senior Lenders (as defined in the Note) of the Company.  The Company’s obligations under the Note are secured by a Subordinated Security Agreement dated as of April 27, pursuant to which the Company granted to Channel Blade a continuing junior security interest in substantially all of the assets of the Company.  The payments are subject to acceleration upon certain events of default.  The annual interest rate on the note is 10% for the first year and 14% thereafter, unless the conditions of the covenant described below are met.  Accrued interest only is due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments of principal plus accrued interest shall then be due, commencing July 31, 2011.  The note contains a covenant that if the Company pre-pays a minimum principal amount of $3,000,000 on or before April 27, 2010, the interest rate will remain 10% for the remainder of the note’s term.

The Company issued $700,000 of notes and $400,000 of future, non-interest bearing contingent payments in connection with the OC-Net acquisition in 2007. The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 7.00% as of July 31, 2009). The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through December 31, 2009. The notes do not contain any financial covenants. The Company paid $250,000 of the contingent payments in February, 2008, and the remaining $150,000, which included $8,000 of imputed interest, was paid in January, 2009.

In 2008, the Company issued $300,000 of notes payable in connection with the acquisition of ECSI, of which $100,000 was paid on October 1, 2008 and $200,000 was paid on July 1, 2009.

Index

Principal payments due on notes payable are as follows (in thousands):

Year Ending July 31:
2010	$117
2011	177
2012	771
2013	885
2014	1,016
Thereafter	2,151
$5,117

4.	Acquisitions

On July 1, 2008, the Company acquired all of the assets related to electronic parts catalog, electronic commerce and certification testing for service technicians of Info Access, the micropublishing division of Eye Communication Systems, Inc., of Hartland, Wis.  Consideration for the acquisition included approximately $1.0 million in cash, 312,500 shares of the Company’s common stock and notes payable of $300,000.

The purchase price of this acquisition has been allocated to the following specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities (in thousands):

Prepaid expenses	$9
Software	230
Goodwill	927
Other intangible assets	730
Total assets	1,896
Deferred revenue	23
Capital leases	6
Total liabiities	29
Net assets acquired	$1,867

Capitalized software is amortized over 2 years and intangibles related to customer relationships are amortized over 4 years.

On April 16, 2009, AFIS, a wholly owned subsidiary of the Company, acquired a $149,000 bank note from Key Bank National Association for $125,000, which was secured by substantially all of the assets of Powersports Outsourcing Group, LLC (“PSOG”).  The Company advanced an additional $36,000 to PSOG.  On April 17, 2009, AFIS acquired the assets of PSOG, valued at approximately $85,000, in partial satisfaction of its debt to the Company of approximately $185,000.

The Company allocated the acquisition of the PSOG assets as follows:

Cash	$37
Accounts receivable	37
Other assets	2
Notes receivable	127
Total assets	203
Accounts payable	39
Payroll related accruals	3
Total liabiities	42
Net assets acquired	$161

Subsequent to April 16, 2009, the Company deemed the fair value of the PSOG note receivable to be $0 and recorded a valuation adjustment of approximately $127,000 in the 2009 results from operations.

PSOG, located in Schenectady, NY, had been offering outsourced F&I services to power sports, marine and RV customers in the Northeast U.S. since 1998.  In connection with the acquisition, AFIS entered into a three year employment agreement with Mark L. Taylor to serve as Director of F&I Business Development. The Company included the results of operations of AFIS as of April 17, 2009 in its consolidated financial statements for the year ended July 31, 2009.

On April 27, 2009, the Company acquired substantially all of the assets of Channel Blade Technologies, Corp., located in Virginia Beach, VA.  The acquisition makes the Company an industry leader with enhanced opportunities for growth. Consideration for the acquisition included approximately $500,000 in cash, 615,385 shares of the Company’s common stock at a market price of $0.75 per share, $765,000 of assumed net liabilities and a $5,000,000 note payable.  The Company incurred approximately $146,000 in capitalized closing costs in connection with the Channel Blade acquisition.

Index

The purchase price of this acquisition has been allocated to the following specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities as determined by an independent valuation (in thousands):

Accounts receivable	$253
Prepaid taxes	17
Equipment	613
Software	918
Goodwill	3,243
Other intangible assets	2,712
Total assets	7,756
Accounts payable	242
Deferred revenue	1,311
Accrued payroll and related liabilities	95
Total liabiities	1,648
Net assets acquired	$6,108

Intangibles and other assets include trade names, customer relationships and employee non-compete agreements which are amortized over 5, 8 and 2 years, respectively.  Capitalized software product costs are amortized over 4.1 years.

In connection with the acquisition, the Company entered into one year non-compete employment agreements with Jon M. Lintvet and Charles Lewis to serve as Director of New Business Development and Director of Strategic Accounts- Marine and RV, respectively.

The following table shows the unaudited pro forma results of operations for the fiscal years ended July 31, 2009 and 2008, which assumes the Channel Blade acquisition occurred at the beginning of those periods (in thousands, except per share data):

	2009	2008
Revenues	$21,075	$21,443
Cost of revenues	4,096	4,008
Gross profit	16,979	17,435
Net operating expenses	17,245	19,129
Operating loss	(266)	(1,694)
Interest expense	739	599
Other expense (income), net	6	(70)
Loss before provision for income taxes	(1,011)	(2,223)
Income tax provision (benefit)	123	(590)
Net loss	$(1,134)	$(1,633)

Average common shares outstanding:
Basic	7,780	7,293
Diluted	7,780	7,293
Basic and diluted net loss per share:
Basic	$(0.15)	$(0.22)
Diluted	$(0.15)	$(0.22)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

5.	Capital and Operating Leases

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2021. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes related to the office space leases. Total rental expense for the operating leases was $554,000 in 2009 and $659,000 in 2008.  An additional 131,000 of rent costs were incurred in fiscal 2009 but were accrued in fiscal 2008 related to the restructure.

Where applicable, rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differ from the pattern of payments required by the leases. Other accrued liabilities included $0 and $48,000 of deferred rent at July 31, 2009 and 2008, respectively.  As more fully discussed in Note 12, the Company has a recorded liability totaling $93,000 for estimated net future lease costs associated with closed offices as of July 31, 2009.

The Company leases approximately 16,300 square feet of office space located at 10850 West Park Place, Milwaukee, Wisconsin 53224.  Commencement occurred on July 17, 2009 and runs twelve years until July 17, 2021.  Over the twelve year lease agreement, annual base rent of $149,000 increases approximately 2.9% per year.  Rent abatement was negotiated for the first fifteen months, and will save the Company approximately $187,000.  Annual projected operating costs and taxes, which are subject to change, are currently $8.90 per square foot.

The Company has certain capital lease agreements in place related to computer and office equipment.  Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

Fiscal Year Ending July 31	Capital Leases	Operating Leases
2010	$127	$412
2011	94	468
2012	18	322
2013	14	310
2014	-	312
Thereafter	-	2,336
Total minimum lease payments	253	4,160
Less amounts related to interest	29	-
Net minimum lease payments	$224	$4,160

Index

6.	Line of Credit

On July 9, 2004, the Company entered into a line of credit agreement with JPMorgan Chase, N.A. which, as amended, permits the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,500,000.  Eligible accounts include certain non-foreign accounts receivable which are outstanding for fewer than 90 days from the invoice date.  The note bears interest at 1% per annum above the prime rate (plus an additional 3%, at the lender’s option, upon the occurrence of any default under the note) plus a non-usage fee of 0.25% per annum on any unused portion of the line of credit. The interest rate on the outstanding principal at July 31, 2009 is 4.25%. The line of credit terminates June 30, 2011 and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which the Company was in compliance at July 31, 2009.  The Company had $500,000 and $700,000 principal outstanding on the line of credit at July 31, 2009, and July 31, 2008, respectively.

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

Total stock compensation expense recognized by the Company for the years ended July 31, 2009 and 2008 was approximately $315,000 and $306,000, respectively.  As of July 31, 2009 and 2008, there was approximately $224,000 and $481,000, respectively, of total unrecognized compensation cost related to non-vested options granted under the plans.

The Company used the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding based on the terms of the grant. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

The weighted average assumptions in the following table were used to estimate the fair value of options granted:

	Year ended July 31
	2009	2008
Expected life (years)	10 years	10 years
Risk-free interest rate	3.8%	4.5%
Expected volatility	84.4%	78.0%
Expected forfeiture rate	16.3%	20.9%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plans

The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 158,681 of the shares have been issued as of July 31, 2009.  All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Index

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

Changes in option shares under the 1991 Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding 7/31/07	125,686	$2.31	1.89	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(32,500)	2.28	n/a	n/a
Outstanding and exercisable at 7/31/08	93,186	2.27	1.23	-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(57,686)	2.18	n/a	n/a
Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-

The range of exercise prices for options outstanding at July 31, 2009 and 2008 was $2.06 to $9.06.

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

Changes in option shares under the Director Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding 7/31/07	1,313	$2.65	2.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 7/31/08	1,313	2.65	1.97	-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-

The range of exercise prices for options outstanding at July 31, 2009 and 2008 was $2.00 to $3.56.

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

Index

Eligible participants include current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management of the Company, can have a significant effect on the success of the Company. Changes in option shares under the 2000 Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period(Years)	Aggregate Instrinsic Value
Outstanding 7/31/07	1,013,100	$1.45	6.61	$320,062
Granted	548,625	1.51	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(181,187)	1.18	n/a	n/a
Outstanding at 7/31/08	1,380,538	1.51	7.36	150,967
Exercisable at 7/31/08	937,203	1.48	6.28	150,967
Granted	150,250	1.06	n/a	n/a
Exercised	(60,242)	0.26	n/a	n/a
Forfeited	(257,144)	1.52	n/a	n/a
Outstanding at 7/31/09	1,213,402	1.51	7.08	21,337
Exercisable at 7/31/09	871,626	$1.55	6.35	$21,328

The range of exercise prices for options outstanding at July 31, 2009 and 2008 was $0.15 to $2.74.

Changes in non-vested option shares under the 2000 Plan are as follows:

	Number of Options	Wtd. Avg. Grant Date Fair Value
Non-vested at 7/31/07	137,675	$1.79
Granted	548,625	1.51
Vested	(226,249)	1.54
Forfeited	(16,716)	2.06
Non-vested at 7/31/08	443,335	1.76
Granted	150,250	1.06
Vested	(195,622)	1.47
Forfeited	(56,187)	1.54
Non-vested at 7/31/09	341,776	$1.40

9.	Income Taxes

The provision for income taxes is composed of the following (in thousands):

	Year ended July 31
	2009	2008
Current:
Federal	$475	$362
State	56	121
Utilization of net operating loss carryforwards	(502)	(425)
AMT and other	7	-
Deferred, net	87	(648)
Income tax (benefit) provision	$123	$(590)

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

The Company had a change in its estimated valuation allowance primarily due to a change in its projections of taxable income for the next twelve quarters.  The Company continues to evaluate the realizability of deferred tax assets on a quarterly basis.

Index

Significant components of the Company’s deferred tax liabilities and assets as of July 31 are as follows (in thousands):

	Year ended July 31
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$8,235	$10,615
Alternative minimum tax credit carryforwards	96	78
Deferred revenue	2,032	1,832
Software product costs	378	-
Intangible assets	81	-
Goodwill	-	430
Other	837	1,273
Total deferred tax assets	11,659	14,228
Valuation allowance for deferred tax assets	(8,747)	(10,618)
Net deferred tax assets	2,912	3,610
Deferred tax liabilities:
Software product costs and other	(208)	(580)
Intangible assets	-	(288)
Goodwill	(50)	-
Net deferred taxes	$2,654	$2,742

As of July 31, 2009, the Company has unused net operating loss carryforwards for federal income tax purposes of $21,355,000 expiring in 2010 through 2020.

A portion of these unused net operating loss carryforwards for federal income tax purposes totaling $2,038,000 expire between 2012 and 2014 and are limited to $116,000 annually that can be utilized to offset taxable income. Use of these net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.

In addition, the Company has net operating loss carryforwards for state income tax purposes totaling approximately $16,230,000 expiring in 2010 through 2015.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 6% to U.S. based income before income taxes is as follows (in thousands):

	Year ended July 31
	2009	2008
Computed income taxes at 40%	$219	$296
Permanent items	93	4
Deferred tax valuation and effective rate adjustments	(189)	(890)
Income tax expense (benefit)	$123	$(590)

During 2009 and 2008, $6,047,000 and $6,422,000 respectively, of federal net operating loss carryforwards expired.  These expired net operating loss carryforwards have been included in the calculation of the change in valuation allowance.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), on August 1, 2007. The implementation of FIN 48 did not have a significant impact on our results of operations or financial position and therefore no amounts were reserved for uncertain tax positions as of July 31, 2009 and 2008.  If necessary, in the future, the Company will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

10.	Employee Benefit Plan

The Company has a qualified retirement savings plan (the 401(k) Plan) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of $16,500 ($22,000 over age 50) in calendar 2009 (subject to adjustment in future years to reflect cost of living increases) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During 2009 and 2008, the Company issued 32,955 and 24,059 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan. The amounts charged to expense for the 401(k) contributions, net of forfeitures, were $45,000 during 2009 and $38,000 during 2008.

11.	Changes in Accounting Estimates

During fiscal 2009 and 2008, the Company had a change in its estimated valuation allowance related to deferred tax assets due to continual revisions and evaluations of the estimates of the expected results of operations for the next thirty six months.  The difference between the amounts previously recorded as a valuation allowance and the amount currently recorded was charged to income tax expense.  The amount of this change in accounting estimate was expense of $88,000 or $0.01 per basic and diluted common share in fiscal 2009 and income of approximately $648,000 or $0.09 per basic and diluted common share in fiscal 2008.

12.	Restructuring

In July 2008 the Company announced a restructuring that consolidated its data conversion operations in Virginia into its Wisconsin location and consolidated the software development operations in Colorado into its California location.  Adjustments to the restructuring reserve were charged to operating expense during fiscal 2009.  The following represents changes to the restructuring reserve (in thousands):

	Balance 7/31/08	Payments	Adjustments	Balance 7/31/09
Severance and related benefits	$292	$(292)	$-	$-
Net future lease costs	204	(111)	-	93
Equipment disposition and other	33	-	(33)	-
Total restructuring costs	$529	$(403)	$(33)	$93

Index

13.	Business Segments

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we have segregated the Netherlands operation and the U.S. operations into separate reportable segments. (Refer to Note 1, “Significant Accounting Policies”, for a description of segment operations.)  Segment revenue for the Netherlands operation includes only revenue generated out of the Netherland subsidiary and does not include rest of world revenue sold by the U.S. operation. We evaluate the performance of and allocate resources to each of the segments based on their operating results excluding interest and taxes. The accounting policies for each of the segments are described in Note 1.  Information concerning our operating business segments for fiscal 2009 and 2008 is as follows (in thousands):

	Year Ended July 31
	2009	2008
Revenue :
Netherlands	$652	$763
United States	16,985	16,154
Consolidated	$17,637	$16,917

Net income (loss)
Netherlands	$(100)	$(262)
United States	524	1,645
Consolidated	$424	$1,383

Total Assets
Netherlands	$227	$272
United States	18,380	10,887
Consolidated	$18,607	$12,193

14.	Concentration and Related Party

Briggs & Stratton Corporation (“Briggs”) is one of the Company’s customers and owns approximately 11% of the Company’s stock.  Briggs has entered into customer contracts with the Company and has provided vendor services to the Company in the ordinary course of business.  Generally, the customer contracts are for one or two years and renew annually thereafter unless either party elects otherwise.  The Company invoiced Briggs approximately $416,000 and $418,000 for products and services provided during fiscal 2009 and fiscal 2008, respectively.  Briggs had unpaid net trade receivables of $201,000 or 15% and $212,000 or 17% of total trade receivables outstanding as of July 31, 2009 and 2008, respectively, $0 of which was over 90 days at July 31, 2009 and 2008.

The vendor services provided by Briggs are for printing of materials which are generally resold to customers and included in cost of sales.  Briggs invoiced the Company approximately $105,000 and $156,000 for printing services during fiscal 2009 and fiscal 2008, respectively, $2,000 and $8,000 of which were unpaid as of July 31, 2009 and 2008.

Gordon J. Bridge serves on the Company’s board of directors.  He was assigned by the board lead Director for F&I Services, LLC, a subsidiary of the Company, for which the Company has accrued but unpaid expenses of $17,050 at July 31, 2009.

15.	Litigation

On June 23, 2008, Powersports Complete, LLC (“Powersports”) filed a complaint in the U.S. District Court for the Eastern District of Wisconsin against the Company and its wholly-owned subsidiary, AFIS.  The complaint claimed, among other things, that the Company and AFIS owe $56,960 to Powersports in connection with their business arrangements during 2007.  The complaint also claimed that Powersports, among other remedies, is entitled to compensatory damages in the amount of $1,250,000 and punitive damages in the amount of $2,500,000.  The Company and AFIS filed their answer to the complaint on September 16, 2008.  The answer denied that Powersports is entitled to the payments described above, and asserted numerous counterclaims against Powersports.  On February 4, 2009, the parties agreed to settle all outstanding claims between them.  The settlement had no material effect on the Company’s financial statements.

16.	Subsequent Events

The Company evaluated events or transactions that may have occurred after the balance sheet date for potential recognition or disclosure in the financial statements according to the guidance of FASB Statement No. 165, "Subsequent Events", and determined that there were no events that occurred after July 31, 2009, but prior to October 29, 2009 that would affect the financial statements for the period ending July 31, 2009.