Form 10-Q
period 2009-10-31
ARI NETWORK SERVICES INC /WI
filed 2009-12-15
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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
(Address of principal executive offices)

(414) 973-4300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES           NO           ✓

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES           ✓           NO

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
(Do not check if a smaller reporting reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES           NO           ✓

As of December 8, 2009, there were 7,751,842 shares of the registrant’s common stock outstanding.

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

ITEM 1. FINANCIAL STATEMENTS

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
ASSETS	October 31	July 31
	2009	2009
Current assets:
Cash	$291	$650
Trade receivables, less allowance for doubtful accounts of $418 and $410 at October 31, 2009 and July 31, 2009	1,286	1,352
Work in process	193	156
Prepaid expenses and other	310	321
Deferred income taxes	513	513
Total Current Assets	2,593	2,992
Equipment and leasehold improvements:
Computer equipment	1,888	1,827
Leasehold improvements	538	463
Furniture and equipment	2,495	2,479
	4,921	4,769
Less accumulated depreciation and amortization	3,038	2,827
Net equipment and leasehold improvements	1,883	1,942
Capitalized software product costs:
Amounts capitalized for software product costs	15,114	14,886
Less accumulated amortization	12,742	12,489
Net capitalized software product costs	2,372	2,397
Deferred income taxes	2,141	2,141
Other long term assets	59	59
Other intangible assets	3,435	3,637
Goodwill	5,439	5,439
Total Assets	$17,922	$18,607

See accompanying notes

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY	October 31	July 31
	2009	2009
Current liabilities:
Current borrowings on line of credit	$700	$500
Current portion of notes payable	58	117
Accounts payable	408	788
Deferred revenue	4,991	5,523
Accrued payroll and related liabilities	1,127	1,421
Accrued sales, use and income taxes	31	82
Other accrued liabilities	619	687
Current portion of capital lease obligations	200	109
Total current liabilities	8,134	9,227
Non-current liabilities:
Notes payable	5,000	5,000
Long-term portion of accrued compensation	17	36
Capital lease obligations	307	115
Other long term liabilities	42	42
Total non-current liabilities	5,366	5,193
Total liabilities	13,500	14,420

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2009 and July 31, 2009	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2009 and July 31, 2009	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,751,842 and 7,693,510 shares issues and outstanding at October 31, 2009 and July 31, 2009	8	8
Common stock warrants and options	856	816
Additional paid-in-capital	95,733	95,681
Accumulated deficit	(92,122)	(92,284)
Other accumulated comprehensive income (loss)	(53)	(34)
Total Shareholders' Equity	4,422	4,187
Total Liabilities and Shareholders' Equity	$17,922	$18,607

See accompanying notes

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)
	Three months ended October 31
	2009	2008
Net revenue	$5,470	$4,169
Cost of revenue	955	729
Gross profit	4,515	3,440
Operating expenses:
Sales and marketing	1,277	948
Customer operations and support	824	724
Software development and technical support (net of capitalized product costs)	458	408
General and administrative	1,137	840
Restructuring	76	-
Depreciation and amortization (exclusive of amortization of software products included in cost of revenue)	404	229
Net operating expenses	4,176	3,149
Operating income	339	291
Other income (expense):
Interest expense	(139)	(28)
Other, net	(33)	(7)
Total other income (expense)	(172)	(35)
Income before provision for income taxes	167	256
Income tax benefit (expense)	(5)	-
Net income	$162	$256

Basic and diluted net income per common share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

See accompanying notes

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Three months ended October 31
	2009	2008
Operating activities
Net income	$162	$256
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	253	215
Amortization of deferred financing costs, debt discount and excess carrying value
over face amount of notes payable	-	4
Depreciation and other amortization	404	229
Stock based compensation related to stock options	40	76
Net change in assets and liabilities:
Trade receivables, net	66	215
Work in process	(37)	49
Prepaid expenses and other	92	127
Accounts payable	(380)	(233)
Deferred revenue	(532)	(440)
Accrued payroll related liabilities	(315)	(58)
Accrued sales, use and income taxes	(51)	(35)
Other accrued liabilities	(68)	45
Net cash provided by (used in) operating activities	(366)	450
Investing activities
Purchase of equipment, software and leasehold improvements	(120)	(259)
Software product costs capitalized	(260)	(226)
Net cash used in investing activities	(380)	(485)
Financing activities
Borrowings under line of credit	200	-
Payments under notes payable	(59)	(157)
Proceeds from capital lease obligations incurred	219	-
Payments of capital lease obligations	(17)	(23)
Proceeds from issuance of common stock	52	-
Net cash provided by (used in) financing activities	395	(180)
Effect of foreign currency exchange rate changes on cash	(8)	(11)
Net change in cash	(359)	(226)
Cash at beginning of period	650	1,086
Cash at end of period	$291	$860
Cash paid for interest	$138	$26
Cash paid for income taxes	$54	$28

Noncash investing and financing activities
Increase in amount due from leasing company (recorded as a component of prepaid expenses and other) and increase in capital lease obligations	$81	$-

See accompanying notes

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Notes to Consolidated Financial Statements

(Unaudited)
October 31, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending July 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2009.

The financial statements include the accounts of ARI Network Services, Inc. (the "Company" or "ARI") and its wholly owned subsidiaries, ARI Europe B. V., located in the Netherlands, and ARI F&I Services, LLC ("AFIS")  an outsourced finance and insurance business located in Schenectady, NY.  All intercompany transactions and balances have been eliminated.

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

[This space intentionally left blank.]

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

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

	(Unaudited)
	Three months ended October 31
	2009	2008
Net income	$162	$256
Weighted-average common shares outstanding	7,711	6,972
Effect of dilutive stock options and warrants	22	106
Diluted weighted-average common shares outstanding	7,733	7,078
Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,402	1,156

3.	STOCK-BASED COMPENSATION PLANS

There were no capitalized stock-based compensation costs at October 31, 2009 or July 31, 2009.  Total stock compensation expense recognized by the Company was approximately $40,000 and $76,000 during the three month periods ended October 31, 2009 and October 31, 2008, respectively.  There was approximately $183,000 and $451,000 of total unrecognized compensation costs related to non-vested options granted under its stock option plans as of October 31, 2009 and October 31, 2008, respectively.

The Company used the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the United States Treasury yields in effect at the time of grant.

As stock-based compensation expense recognized in the Company’s results is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures based on the Company’s historical experience.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three months ended October 31, 2009 and October 31, 2008:

	Three months ended October 31
	2009	2008
Expected life (years)	10 years	10 years
Risk-free interest rate	3.6%	4.0%
Expected volatility	85.1%	68.0%
Expected forfeiture rate	3.7%	12.0%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plans

The Company’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 158,681 of the shares have been issued as of October 31, 2009. All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

1991 Stock Option Plan

The Company’s 1991 Stock Option Plan was terminated on August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or (b) nonqualified stock options.

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

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Changes in option shares under the 1991 Plan during the three months ended October 31, 2009 and October 31, 2008 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/08	93,186	$2.27	1.23	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(29,936)	2.18	n/a	n/a
Outstanding and exercisable at 10/31/08	63,250	$2.31	1.12	$-

Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 10/31/09	35,500	$2.43	0.84	$-

The range of exercise prices for options outstanding at October 31, 2009 and October 31, 2008 was $2.06 to $9.06.

1993 Director Stock Option Plan

The Company’s 1993 Director Stock Option Plan has expired and is terminated except for outstanding options. The 1993 Director Plan originally had 150,000 shares of common stock reserved for issuance to non-employee directors. Options under the 1993 Director Plan were granted at the fair market value of the stock on the grant date.

Each option granted under the 1993 Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.

Changes in option shares under the 1993 Director Plan during the three months ended October 31, 2009 and October 31, 2008 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/08	1,313	$2.65	1.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 10/31/08	1,313	$2.65	1.72	$-

Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 10/31/09	1,313	$2.65	0.72	$-

The range of exercise prices for options outstanding at October 31, 2009 and October 31, 2008 was $2.00 to $3.56.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan has 1,950,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualified stock options.

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

Each incentive stock option granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company.

Eligible participants include current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management of the Company, can have a significant effect on the success of the Company.

Changes in option shares under the 2000 Plan during the three months ended October 31, 2009 and October 31, 2008 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/08	1,380,538	$1.51	7.36	$150,967
Granted	58,000	1.26	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(128,438)	1.24	n/a	n/a
Outstanding at 10/31/08	1,310,100	$1.52	7.44	$70,344
Exercisable at 10/31/08	816,233	$1.52	6.22	$70,344

Outstanding at 7/31/09	1,213,402	$1.51	7.08	$21,337
Granted	22,000	0.85	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(13,875)	1.46	n/a	n/a
Outstanding at 10/31/09	1,221,527	$1.50	6.86	$37,456
Exercisable at 10/31/09	857,751	$1.56	6.06	$30,902

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2009 and October 31, 2008 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/08	443,335	$1.76
Granted	58,000	1.26
Vested	-	n/a
Forfeited	(7,468)	1.61
Non-vested at 10/31/08	493,867	$1.53

Non-vested at 7/31/09	341,776	$1.40
Granted	22,000	0.85
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 10/31/09	363,776	$1.36

The range of exercise prices for options outstanding at October 31, 2009 and October 31, 2008 was $0.15 to $2.74

4.	ACQUISITIONS

On April 27, 2009, the Company acquired substantially all of the assets of Channel Blade Technologies, Corp. ("Channel Blade"), the leading provider of websites, lead management and marketing automation solutions in the marine and recreation vehicle ("RV") markets. Consideration for the acquisition included approximately $500,000 in cash, 615,385 shares of the Company’s common stock at a market price of $0.75 per share, $765,000 of assumed liabilities and a $5,000,000 note payable.

In connection with the acquisition, the Company entered into one year employment agreements with Jon M. Lintvet and Charles Lewis (the "Employment Agreements") to serve as Director of New Business Development and Director of Strategic Accounts - Marine and RV, respectively.

The following table shows the actual consolidated results of operations for the three months ended October 31, 2009 and the pro forma results of operations for the three months ended October 31, 2008, which assumes the Channel Blade acquisition occurred at the beginning of that period (in thousands, except per share data):

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

	(Unaudited)
	Three months ended October 31
	2009	2008
	(Actual)	(Pro Forma)
Net Revenue	$5,470	$5,315
Cost of revenue	955	957
Gross profit	4,515	4,358
Net operating expenses	4,176	4,411
Operating income (loss)	339	(53)
Interest income (expense)	(139)	(203)
Other, net	(33)	(7)
Income before provision for income taxes	167	(263)
Income tax expense	(5)	-
Net income (loss)	$162	$(263)

Average common shares outstanding:
Basic	7,711	7,587
Diluted	7,733	7,587
Basic and diluted net loss per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

On April 17, 2009, AFIS acquired the assets of Powersports Outsourcing Group, LLC ("PSOG"), valued at approximately $85,000, in partial satisfaction of its debt to ARI of approximately $185,000, $149,000 of which the Company purchased from Keybank National Association on April 16, 2009.  PSOG, located in Schenectady, NY and led by Mark L. Taylor, had been offering outsourced finance and insurance ("F&I") services to power sports, marine and RV customers in the Northeast United States since 1998.  In connection with the acquisition, AFIS entered into a three year employment agreement with Mark L. Taylor to serve as Director of F&I Business Development. The Company included the results of operations of AFIS in its consolidated financial statements for the three months ended October 31, 2009.

5.	NOTES PAYABLE

The following table sets forth certain information related to the Company’s debt, derived from the Company’s unaudited balance sheet as of October 31, 2009 and audited balance sheet as of July 31, 2009 (in thousands):

	(Unaudited)	(Audited)
	October 31	July 31
	2009	2009
Notes payable	$5,058	$5,117
Less current maturities	58	117
Notes payable - non-current	$5,000	$5,000

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

The Company issued a $5,000,000 secured promissory note in connection with the April 27, 2009 acquisition of Channel Blade.  The annual interest rate on the note is 10% for the first year and 14% thereafter, unless the conditions of the covenant described below are met.  Accrued interest only is due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments of principal plus accrued interest shall then be due, commencing July 31, 2011.  The note contains a covenant that if the Company pre-pays a minimum principal amount of $3,000,000 on or before April 27, 2010, the interest rate will remain 10% for the remainder of the note’s term.  The Company does not expect to make this early principal payment by April 27, 2010.

The Company issued $700,000 of notes and $400,000 of future non-interest bearing contingent payments in connection with the January 26, 2007 acquisition of OC-Net, Inc.  The interest rate on the notes is prime plus 2%, adjusted quarterly (effective rate of 5.25% as of October 31, 2009).  The notes are payable in quarterly principal installments of $58,333, commencing March 31, 2007 through December 31, 2009.  The notes do not contain any financial covenants.  The Company has paid all of the contingent payments.

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

The note bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of October 31, 2009) plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note, and the agreement includes a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2011 and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring the Company to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which the Company was in compliance at October 31, 2009.  The Company had $700,000 and $500,000 principal outstanding on the line of credit at October 31, 2009, and July 31, 2009, respectively.

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

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

8.	INCOME TAXES

The provision for income taxes for the three months ended October 31, 2009 and 2008 is composed of the following (in thousands):

	(Unaudited)
	Three months ended October 31
	2009	2008
Current:
Federal	$(71)	$102
State	(13)	18
Utilization of net operating loss carryforwards	84	(120)
AMT and other	5	-
Deferred, net	-	-
Income tax provision	$5	$-

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  An assessment is performed quarterly of the likelihood that net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because ultimately the realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income. The Company made no change in its estimated total realizable net deferred tax assets in the current quarter ended October 31, 2009.  The Company continues to evaluate the realizability of deferred tax assets on a quarterly basis.

9.	BUSINESS SEGMENTS

The Company’s business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with generally accepted principles regarding disclosures about business segments, the Company has segregated the Netherlands operation and the United States operations into separate reportable segments.  Segment revenue for the Netherlands operation includes only revenue generated out of the Netherland subsidiary and does not include rest of world revenue sold by the United States operation.  The Company evaluates the performance of and allocates resources to each of the segments based on their operating results excluding interest and taxes.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Information concerning the Company’s operating business segments for the three months ended October 31, 2009 and 2008 is as follows:

	(Unaudited)
	Three months ended October 31
	2009	2008
Revenue :
Netherlands	$176	$172
United States	5,294	3,997
Consolidated	$5,470	$4,169

Net income (loss)
Netherlands	$(15)	$(36)
United States	177	292
Consolidated	$162	$256

	(Unaudited)	(Audited)
	October 31	July 31
	2009	2009
Total Assets
Netherlands	$184	$228
United States	17,738	18,379
Consolidated	$17,922	$18,607

10.	RESTRUCTURING

In July, 2008 the Company announced a restructuring that consolidated its Virginia data conversion operations into its Wisconsin location and consolidated its Colorado software development operations into its California location.  The Company recognized a $529,000 restructuring expense in the fourth quarter of fiscal 2008 to reflect the lease obligation for the Colorado office, and an additional $76,000 restructuring expense in the first quarter of fiscal 2010 to reflect an adjustment resulting from a reduction in the amount of expected future sub-lease rentals for this property.  As of October 31, 2009, $142,000 of the restructuring reserve remained on the Consolidated Balance Sheet.  Changes to the restructuring reserve since July 31, 2009 are reflected in the following table (in thousands):

Restructuring Reserve
Balance at 7/31/09	$93
Payments	(27)
Adjustments	76
Balance at 10/31/09	$142

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The Company produced net income of $162,000 for the three months ended October 31, 2009, compared to $256,000 for the same period last year.  The decrease in earnings was primarily due to an expense recorded during the three months ended October 31, 2009 for an adjustment to the restructuring reserve related to accrued lease obligations, as well as an increase in interest expense resulting from the note payable issued as part of the Channel Blade acquisition. Revenues for the three months ended October 31, 2009 were $5,470,000, compared to $4,169,000 for the same period last year.  This represents an increase of $1,301,000, or 31%.  The increase was primarily due to the addition of Channel Blade, but also resulted from increased marketing services revenue and increased renewal rates.  Management expects revenue to increase for the remainder of the fiscal year, compared to the same period in fiscal 2009, as a result of the Company's two April 2009 acquisitions and as the Company continues to sustain high contract renewal rates and generate new sales.

Current Global Economic Downturn

The Company’s customers are equipment manufacturers, distributors and dealers, primarily in the outdoor power, power sports, motorcycles, marine, RV, appliances, agricultural equipment markets, floor maintenance and construction.  Industry trade publications continue to report that the current global economic downturn is having a substantial negative effect on the revenues, earnings and cash flow of customers within the Company’s primary markets, which in turn, may weaken some of the Company’s customers’ ability to timely pay their obligations. Management believes the Company has adequately reserved against this possibility in its allowance for doubtful accounts.  It should be noted that, despite the economic downturn, ARI has continued to grow its business and remained profitable.

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

Critical Accounting Policies and Estimates

General

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, among others, those related to customer contracts, valuation of intangible assets, bad debts, valuation of deferred tax assets, capitalized software product costs, financing instruments, stock option expense, revenue recognition and other accrued expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Reclassification

Beginning in the fourth quarter of fiscal 2009, the Company reclassified the components of operating expenses on its Statement of Income.  The Statement of Income for the three months ended October 31, 2008 has been reclassified to conform to the fiscal 2010 presentation.

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

The Company incurred a deferred revenue liability related to setup fees charged for hosted websites of approximately $1,300,000 from the Channel Blade acquisition, which is amortized over the terms of the customer contracts.  Approximately $394,000 was recognized during the three months ended October 31, 2009.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company currently reserves for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  In fiscal 2009 the Company increased its allowance for doubtful accounts due to general economic conditions.  The allowance remained relatively the same at October 31, 2009, compared to the previous quarter.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Legal Provisions

The Company is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. The Company reserves for any material estimated losses if the outcome is probable, in accordance with accounting principles generally accepted in the United States.   The Company had no legal provisions at October 31, 2009 and 2008.

Impairment of Long-Lived Assets

Equipment and leasehold improvements, capitalized software product costs and other identifiable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.   No impairment of long-lived assets occurred during the quarters ended October 31, 2009 and 2008.

Fair Value Measurements

The Company measures certain financial instruments and other items using fair value measurements. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings.  The Company had no unrealized gains or losses related to the fair value option during the quarters ended October 31, 2009 and 2008.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill and intangible assets deemed to have indefinite lives.  Rather, the Company performs impairment tests annually or more frequently if facts and circumstances warrant a review.  The Company determined that there was a single reporting unit for the purpose of goodwill impairment tests.  For purposes of assessing the impairment of goodwill, the Company estimates the value of the reporting unit using the best evidence available, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit.  No impairment of goodwill occurred during the quarters ended October 31, 2009 and 2008.

Impairment tests are also performed annually for those intangible assets with estimable useful lives.  These assets are amortized over their estimated useful lives to their estimated residual values.  Intangible assets with estimable useful lives consist primarily of customer relationships and trade names, which are amortized over their estimated useful lives of 4-8 years, and employee non-compete agreements, which are amortized over their estimated useful lives of two years. No impairment of intangible assets with estimable useful lives occurred during the quarters ended October 31, 2009 and 2008.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the income statement.  There was no change in the deferred tax asset between July 31, 2009 and October 31, 2009.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Stock-Based Compensation

The Company uses the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures, which were estimated based on our historical experience. There were no capitalized stock-based compensation costs at October 31, 2009 or July 31, 2009.

Revenues

ARI is a leading provider of technology enabled services that help dealers, distributors and manufacturers reduce costs and increase sales in selected vertical markets worldwide, including outdoor power, power sports, motorcycles, marine, RV, appliances, agricultural equipment, floor maintenance and construction.  ARI currently serves more than 20,000 dealers, 100 manufacturers and 150 distributors in more than 100 countries worldwide.

ARI offers four basic types of products and services to our customers: (i) electronic catalogs for publishing and viewing technical reference information about the equipment; (ii) marketing services, including website creation, lead management, and email marketing, all of which are designed to allow dealers to grow their businesses and increase profitability through efficient and effective marketing of their products; (iii) professional services, including project management, data conversion, and software customization; and (iv) outsourced F&I services, which facilitate dealers' sales by obtaining financing for their customers and providing them with after-sale products such as extended service agreements.  For a complete listing of the products and services offered and for more information refer to Item 1, "Description of the Business", of the Company’s annual report on Form 10-K for the year ended July 31, 2009.  You may also visit the Company's website at www.arinet.com.

The following table sets forth, for the periods indicated, certain revenue information derived from the Company's unaudited financial statements.  In the table below, revenue is categorized by customer location, rather than by Company subsidiary.  Since some non-North American customers are billed from the United States parent company, the presentation is different from the segment reporting discussed in Note 9 to the Consolidated Financial Statements.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

	(Unaudited)
	Three months ended October 31
	2009	2008	Percent Change
North America
Catalog subscriptions	$2,660	$2,546	4.5
Catalog professional services	265	255	3.9
Marketing services	1,982	650	204.9
Marketing professional services	154	325	(52.6)
Other revenues	193	165	17.0
Subtotal North America	5,254	3,941	33.3

Rest of the World
Catalog subscriptions	215	216	(0.5)
Catalog professional services	1	12	(91.7)
Subtotal Rest of the World	216	228	(5.3)

Total Revenue
Catalog subscriptions	2,875	2,762	4.1
Catalog professional services	266	267	(0.4)
Marketing services	1,982	650	204.9
Marketing professional services	154	325	(52.6)
Other revenues	193	165	17.0
Total Revenue	$5,470	$4,169	31.2

North America

Catalog Subscriptions

North America catalog subscription revenues are derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, shipping and handling fees and other miscellaneous subscription fees charged to dealers, distributors and manufacturers for the use of the Company’s catalog products in the United States and Canada. Catalog subscription revenues increased for the three month period ended October 31, 2009, compared to the same period last year.  This increase resulted from the realization of the benefits from several revenue enhancement initiatives that were put in place in fiscal 2009.  Management expects revenues from catalog subscriptions in North America for the remainder of fiscal 2010 to remain relatively the same compared to fiscal 2009.

Catalog Professional Services

Revenues from North American catalog professional services are derived from software customization labor, data conversion labor, data conversion replication fees, and shipping fees primarily charged to manufacturers and distributors in the United States and Canada. Revenues from catalog professional services in North America stayed relatively constant for the three months ended October 31, 2009, compared to the same period last year.  Management expects catalog professional services revenue to be lower in the second quarter of fiscal 2010 than the previous year and higher for the second half of fiscal 2010, due to a partial recovery from the economic impact affecting the Company's professional services revenues in the latter half of fiscal 2009, as customers postponed or cancelled projects.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Marketing Services

Revenues from the Company’s North American marketing services are derived from start-up, hosting and access fees charged to dealers for the Company's website products, commissions from on-line sales through the use of these products, as well as set-up and postage fees for the Company's lead management and advertising products sold in the United States and Canada.  Revenues from marketing services in North America increased significantly for the three months ended October 31, 2009, compared to the same period last year, due to the addition of revenues from the Company's April 2009 acquisition of Channel Blade as well as new products introduced during fiscal 2009, including SearchEngineSmart™.  Management expects revenues from marketing services in North America to increase for the remainder of fiscal 2010 due to the realization of a full year's revenue from Channel Blade and ARI's new service offerings.

Marketing Professional Services

Revenues from the Company’s North American marketing professional services are derived from website customization labor primarily charged to manufacturers, distributors and other customers in the United States. These professional services engagements are for two types of work: (i) set-up, integration, and customization of ARI marketing services products for use by the customer; and (ii) custom development services.  The latter type represents the majority of marketing professional services revenue. The Company views these projects as important not only because they generate additional revenues, but due to the nature of the projects, some partially fund new capabilities which can later be incorporated into ARI products and sold to other customers.  Revenues from marketing professional services in North America decreased for the three months ended October 31, 2009, compared to the previous year, due to customers' reduced spending on these services as a result of general market conditions.  Management expects revenues from marketing professional services to approximate fiscal 2009 revenues for the remainder of the year, and to represent a decreasing percentage of the Company’s total revenues as the subscription side of the business continues to grow.

Other Revenues

Other revenues are derived from license renewal fees, software maintenance, customization labor and other communication fees charged for dealers and distributors to communicate with manufacturers in the manufactured equipment industry and the agricultural inputs industry. Revenues from ARI's F&I services are also included within this category.  Other revenues increased for the three months ended October 31, 2009, compared to the same period last year due to the addition of revenues from F&I services. Management expects other revenues will increase compared to the prior year for the remainder of fiscal 2010 due to revenue from F&I services.

Rest of the World

Catalog Subscriptions

Catalog subscription revenues from the rest of the world are derived from software license fees, license renewal, software maintenance and support fees, catalog subscription fees, and other miscellaneous subscription fees charged to dealers, distributors and manufacturers outside of North America for the use of the Company’s catalog products. Catalog subscription revenues for the rest of the world remained relatively the same for the three months ended October 31, 2009, compared to the same period last year.  Management expects catalog subscription revenues from the rest of the world to remain relatively constant in fiscal 2010 relative to the prior year.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Catalog Professional Services

Revenues from the Company’s rest of the world catalog professional services are derived from software customization labor, data conversion labor and data conversion replication fees. These revenues represent a very small portion of the Company's overall business and management does not expect significant dollar changes in this category from period to period; however, given the total size of this category, even small dollar swings in revenue will reflect large percentage swings.

Cost of Revenue

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold, which is derived from the Company's unaudited financial statements.

	(Unaudited)
	Three months ended October 31
	2009	2008	Percent Change
Catalog subscriptions
Revenue	2,875	2,762	4.1
Cost of revenue	304	415	(26.7)
Gross profit	2,571	2,347	9.5
Gross margin percentage	89.4%	85.0%
Catalog professional services
Revenue	266	267	(0.4)
Cost of revenue	124	102	21.5
Gross profit	142	165	(13.9)
Gross margin percentage	53.4%	61.8%
Marketing services
Revenue	1,982	650	204.9
Cost of revenue	444	115	285.9
Gross profit	1,538	535	187.5
Gross margin percentage	77.6%	82.3%
Marketing professional services
Revenue	154	325	(52.6)
Cost of revenue	77	92	(16.4)
Gross profit	77	233	(66.9)
Gross margin percentage	50.1%	71.7%
Other
Revenue	193	165	17.0
Cost of revenue	6	5	20.0
Gross profit	187	160	16.9
Gross margin percentage	96.9%	97.0%
Total
Revenue	5,470	4,169	31.2
Cost of revenue	955	729	31.0
Gross profit	$4,515	$3,440	31.3
Gross margin percentage	82.5%	82.5%

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Cost of Catalog Subscriptions

Cost of catalog subscriptions consists of reseller fees, software amortization costs, catalog data conversion, replication and distribution costs. Cost of catalog subscriptions, as a percentage of catalog subscription revenue, decreased for the three months ended October 31, 2009, compared to the same period last year, due to a decrease in catalog data conversion costs as a result of the Company’s restructuring of its publishing operation. Management expects catalog subscription gross margins to vary slightly from quarter to quarter due to the timing of data shipments as well as the fact that software amortization is a fixed cost, which is expensed on a straight-line basis.

Cost of Catalog Professional Services

Cost of catalog professional services consists of customization and catalog production labor. Gross margin on catalog professional services decreased for the three months ended October 31, 2009, compared to the same period last year. The decline in gross margin is primarily due to work performed for manufacturers to support various projects in excess of the contracted time billed.  Management expects gross margins from catalog professional services to improve over the current quarter but to continue to be less than the previous year for the remainder of fiscal 2010.

Cost of Marketing Services

Cost of marketing services consists of website setup labor, network communication costs, software amortization costs, and printing and distribution costs.  Gross margin on marketing services decreased for the three months ended October 31, 2009, compared to the same period last year, due to the fact that gross margin on the Company's new SearchEngineSmart™ service is lower than the gross margins of ARI's other marketing services.  Management expects gross margins from marketing services to fluctuate from quarter to quarter depending on the mix of services sold as well as the fact that software amortization is a fixed cost, which is expensed on a straight-line basis.

Cost of Marketing Professional Services

Cost of revenues for marketing professional services consists of website customization labor associated primarily with large contracts. Gross margin from marketing professional services decreased for the three months ended October 31, 2009, compared to the same period last year.  The higher margin for the three months ended October 31, 2008 was due to efficiencies realized on billable work performed for a customer for which part of the labor was utilized in the Company’s capitalized software products.  Management expects gross margins from marketing professional services to improve over the current quarter but to continue to be less than the previous year for the remainder of fiscal 2010.

Cost of Other Revenues

Cost of other revenues consists primarily of telecommunication costs, royalties, software customization labor, and cost of sales associated with the Company's F&I services revenue. Gross margin from other revenues remained relatively the same for the three months ended October 31, 2009, compared to the same period last year.  Management expects gross margins on other revenue to remain relatively the same as fiscal 2009 for the remainder of the year.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from the Company's unaudited financial statements.

	(Unaudited)
	Three months ended October 31
	2009	Percent of Revenue	2008	Percent of Revenue	Percent Change
Sales and marketing	$1,277	23.3	$948	22.7	34.7
Customer operations and support	824	15.1	724	17.4	13.8
Software development and technical support (1)	458	8.4	408	9.8	12.3
General and administrative	1,137	20.8	840	20.1	35.4
Restructuring	76	1.4	-	0.0	n/a
Depreciation and amortization (2)	404	7.4	229	5.5	76.4
Net operating expenses	$4,176	76.3	$3,149	75.5	32.6

(1)	Net of capitalized software product costs of $260 and $226 for the three months ended October 31, 2009 and 2008, respectively.
(2)	Exclusive of amortization of software products of $253 and $215 in for the three months ended October 31, 2009 and 2008, respectively, which are included in cost of revenue.

Summary

Net operating expenses increased for the three months ended October 31, 2009, compared to the same period last year, primarily due to expenses related to the Company's April 2009 acquisitions of Channel Blade and PSOG.  Management expects net operating expenses to increase for the remainder of fiscal 2010, compared to the previous year, due to the additional costs associated with the Company’s April 2009 acquisitions.

Sales and Marketing

Sales and marketing expenses increased for the three month period ended October 31, 2009, compared to the same period last year, due to the addition of the Channel Blade and PSOG operations as well as additional investments made in product management, which have resulted in two new service offerings: SearchEngineSmart™ and PartStream™ ..  Management expects sales and marketing costs to be higher for the first three quarters of fiscal 2010, as compared to the same periods last year, due to the inclusion of payroll expense from the Company's April 2009 acquisitions, and thereafter to gradually decline as a percentage of revenue, as the acquisitions become fully integrated.

Customer Operations and Support

Customer operations and support costs consist of server room operations, software maintenance agreements for the Company’s core network, and customer support labor. Customer operations and support costs increased for the three months ended October 31, 2009, compared to the same period last year, due to the additional support costs related to the Channel Blade acquisition.  Management expects customer operations and support costs to increase for the remainder of fiscal 2010 compared to fiscal 2009, due to the additional support costs associated with the Company’s recent acquisitions.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Software Development and Technical Support

The Company’s software development staff (both in-house and contracted) performs software development, escalated technical support, software customization and data conversion services for customer applications.  Management expects fluctuations in these costs from period to period, as the mix of development and customization activities will change based on customer requirements, even if the total software development costs remain relatively constant.  Software development and technical support costs increased for the three month period ended October 31, 2009, compared to the same period last year, due to additional technical resources from the Channel Blade acquisition.  The increase in software development and technical support costs was partially offset by an increase in the utilization rates of the Company's development staff.

General and Administrative

General and administrative costs ("G&A") increased for the three month period ended October 31, 2009, compared to the same period last year, primarily due to increased resources and facility costs associated with the Channel Blade and PSOG acquisitions.  Management expects G&A costs to be higher for the first three quarters of fiscal 2010, as compared to the same periods last year, due to the inclusion of costs related to the Company's April 2009 acquisitions, and thereafter to decline as a percentage of revenue, as the Company continues to grow, achieves synergies from its acquisitions, and leverages the reduced cost structure that resulted from its fiscal 2008 restructuring.

Restructuring

In July 2008 the Company announced a restructuring that consolidated its Virginia data conversion operation into its Wisconsin location and consolidated its Colorado software development operations into its California location.  The Company recognized a $529,000 restructuring expense in the fourth quarter of fiscal 2008 to reflect the lease obligation for the Colorado office, and an additional $76,000 restructuring expense in the first quarter of fiscal 2010 to reflect an adjustment resulting from a reduction in the amount of expected future sub‐lease rentals for this property.  As of October 31, 2009, $142,000 of the restructuring reserve remained on the Consolidated Balance Sheet.

Depreciation and Amortization

Depreciation and amortization expense increased for the three months ended October 31, 2009, compared to the same period last year, due to the amortization of software, equipment and intangible assets associated with the Channel Blade acquisition. Management expects depreciation and amortization to continue to be higher in fiscal 2010, compared to the previous year, due to the aforementioned acquisition-related costs.

Other Items

Interest expense includes both cash and non-cash interest. Interest paid increased for the three months ended October 31, 2009, compared to the same period last year, due to the addition of debt related to the Channel Blade acquisition.  Management expects interest expense for the first three quarters of fiscal 2010 to be higher than the same periods in fiscal 2009 for this same reason.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s unaudited financial statements.

	(Unaudited)
	Three months ended October 31
	2009	2008	Percent Change
Net income	$162	$256	(36.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	253	215	17.7
Amortization of debt discount and other	-	4	(100.0)
Depreciation and other amortization	404	229	76.4
Stock based compensation	40	76	(47.4)
Net change in working capital	(1,225)	(330)	(271.2)
Net cash provided by (used in) operating activities	(366)	450	(181.3)
Net cash used in investing activities	(380)	(485)	21.6
Net cash provided by (used in) financing activities	395	(180)	319.4

Effect of foreign currency exchange rate changes on cash	(8)	(11)	27.3
Net change in cash	$(359)	$(226)	(58.8)

At October 31, 2009, the Company had cash and cash equivalents of $291,000 compared to $650,000 at July 31, 2009.  Cash used in operations was $366,000 for the three months ended October 31, 2009, compared to cash provided by operations of $450,000 for the three months ended October 31, 2008.  The decrease in net cash from operating activities was partly due to a decline in earnings but largely due to the timing of short term obligations which were primarily related to payroll, legal and accounting and other vendor related costs which were paid during the first quarter in fiscal 2010, but which were not paid until the second quarter in fiscal 2009.  The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter.

Net cash used in investing activities was $380,000 for the three months ended October 31, 2009, compared to $485,000 for the same period last year.  Management expects cash used in investing activities to fluctuate from quarter to quarter, depending on the level of capital expenditures and the timing of acquisitions.

Net cash provided by financing activities was $395,000 for the three months ended October 31, 2009, compared to cash used in financing activities of $180,000 for the same period last year. The funds generated in the first quarter of fiscal 2010 included the financing of capital investments that the Company purchased during the quarter and in the fourth quarter of fiscal 2009.

Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future. The Company renewed its bank line of credit on April 6, 2009, lengthening its term to June 30, 2011, filed as exhibit 10.1 to the Company’s Form 10-Q for the period ended April 30, 2009.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Acquisitions

Since December 1995 the Company has had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, nine business acquisitions and one software asset acquisition have been completed, seven of which were fully integrated into the Company’s operations prior to fiscal 2010.  No acquisitions were made during the first quarter of fiscal 2010.  However, the corporate development program remains an important component of the Company’s long-term growth strategy.

Specific details related to the Company's April 2009 acquisitions of Channel Blade and PSOG are discussed in Note 4 to the Company's Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward Looking Statements

Certain statements contained in this Form 10-Q are forward looking statements including revenue growth, income, future cash flows, cash generation and sources of liquidity.  Expressions such as “believes,” “anticipates,” “expects,” and similar expressions are intended to identify such forward looking statements.  Several important factors can cause actual results to materially differ from those stated or implied in the forward looking statements.  Such factors include, but are not limited to the factors listed on Exhibit 99.1 of the Company’s annual report on Form 10-K for the year ended July 31, 2009, which is incorporated herein by reference.  The forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, the Company has completed an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness and the design and operation of its disclosure controls and procedures as of October 31, 2009. Based upon this evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, has concluded that its disclosure controls and procedures were effective as of October 31, 2009.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended October 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three Months Ended October 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of December 2009.

ARI NETWORK SERVICES, INC.
(Registrant)

By:	/s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ Brian E. Dearing
Brian E. Dearing
Chairman of the Board and Interim Chief Financial Officer