Form 10-Q
period 2010-01-31
ARI NETWORK SERVICES INC /WI
filed 2010-03-17
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________ to _________________________

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
YES    ☐        NO☑

As of March 8, 2010, there were 7,768,921 shares of the registrant’s common stock outstanding.

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

ITEM 1. FINANCIAL STATEMENTS

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
ASSETS	January 31	July 31
	2010	2009
Current assets:
Cash	$577	$650
Trade receivables, less allowance for doubtful accounts of $397 and $410 at January 31, 2010 and July 31, 2009	1,412	1,352
Work in process	179	156
Prepaid expenses and other	304	321
Deferred income taxes	513	513
Total Current Assets	2,985	2,992
Equipment and leasehold improvements:
Computer equipment	2,083	1,827
Leasehold improvements	548	463
Furniture and equipment	2,497	2,479
	5,128	4,769
Less accumulated depreciation and amortization	3,239	2,827
Net equipment and leasehold improvements	1,889	1,942
Capitalized software product costs:
Amounts capitalized for software product costs	15,444	14,886
Less accumulated amortization	13,008	12,489
Net capitalized software product costs	2,436	2,397
Deferred income taxes	2,141	2,141
Other long term assets	60	59
Other intangible assets	3,232	3,637
Goodwill	5,439	5,439
Total Assets	$18,182	$18,607

See accompanying notes

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY	January 31	July 31
	2010	2009
Current liabilities:
Current borrowings on line of credit	$1,025	$500
Current portion of notes payable	-	117
Accounts payable	317	788
Deferred revenue	4,804	5,523
Accrued payroll and related liabilities	1,205	1,421
Accrued sales, use and income taxes	34	82
Other accrued liabilities	633	729
Current portion of capital lease obligations	200	109
Total current liabilities	8,218	9,269
Non-current liabilities:
Notes payable	5,000	5,000
Long-term portion of accrued compensation	17	36
Capital lease obligations	265	115
Other long term liabilities	17	-
Total non-current liabilities	5,299	5,151
Total liabilities	13,517	14,420

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2010 and July 31, 2009	-	-
Junior preferred stock, par value $.001 per share,100,000 shares authorized; 0 shares issued and outstanding at January 31, 2010 and July 31, 2009	-	-
Common stock, par value $.001 per share,25,000,000 shares authorized; 7,762,337 and 7,693,510shares issues and outstanding at January 31, 2010 and July 31, 2009	8	8
Common stock warrants and options	899	816
Additional paid-in-capital	95,743	95,681
Accumulated deficit	(91,946)	(92,284)
Other accumulated comprehensive income (loss)	(39)	(34)
Total Shareholders' Equity	4,665	4,187
Total Liabilities and Shareholders' Equity	$18,182	$18,607

See accompanying notes

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2010	2009	2010	2009
Net revenue	$5,355	$3,955	$10,825	$8,124
Cost of revenue *	975	732	1,930	1,461
Gross profit	4,380	3,223	8,895	6,663
Operating expenses:
Sales and marketing	1,297	820	2,486	1,734
Customer operations and support	899	533	1,723	1,257
Software development and technical support (net of capitalized product costs)	283	344	829	786
General and administrative	1,155	994	2,292	1,834
Restructuring	-	-	76	-
Depreciation and amortization (exclusive of amortization of software products included in cost of revenue)	417	229	821	458
Net operating expenses	4,051	2,920	8,227	6,069
Operating income	329	303	668	594
Other income (expense):
Interest expense	(150)	(23)	(289)	(51)
Other, net	(3)	(7)	(36)	(14)
Total other income (expense)	(153)	(30)	(325)	(65)
Income before provision for income taxes	176	273	343	529
Income tax benefit (expense)	-	(217)	(5)	(217)
Net income	$176	$56	$338	$312

Basic and diluted net income per common share:
Basic	$0.02	$0.01	$0.04	$0.04
Diluted	$0.02	$0.01	$0.04	$0.04

See accompanying notes

*Cost of revenue includes amortization of software products of $266, $204, $519 and $419, respectively and excludes other depreciation and amortization, which is shown separately in operating expenses

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Six months ended January 31
	2010	2009
Operating activities
Net income	$338	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	519	419
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	-	8
Depreciation and other amortization	814	424
Deferred income taxes	-	217
Stock based compensation related to stock options	93	161
Stock issued as contribution to 401(k) plan	52	45
Net change in assets and liabilities:
Trade receivables, net	(60)	327
Work in process	(23)	133
Prepaid expenses and other	17	142
Other long term assets	(1)	(4)
Accounts payable	(473)	(282)
Deferred revenue	(719)	(462)
Accrued payroll related liabilities	(236)	11
Accrued sales, use and income taxes	(48)	(36)
Other accrued liabilities	(78)	(174)
Net cash provided by operating activities	195	1,241
Investing activities
Purchase of equipment, software and leasehold improvements	(292)	(244)
Software development costs capitalized	(625)	(345)
Net cash used in investing activities	(917)	(589)
Financing activities
Borrowings (repayments) under line of credit	525	(200)
Payments under notes payable	(117)	(366)
Proceeds from capital lease obligations incurred	300	-
Payments of capital lease obligations	(59)	(42)
Proceeds from issuance of common stock	-	19
Net cash provided by (used in) financing activities	649	(589)
Effect of foreign currency exchange rate changes on cash	-	(11)
Net change in cash	(73)	52
Cash at beginning of period	650	1,086
Cash at end of period	$577	$1,138
Cash paid for interest	$290	$47
Cash paid for income taxes	$54	$28

Noncash investing and financing activities
Issuance of common stock related to payment of executive bonus	$10	$8

See accompanying notes

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States “GAAP” for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and six months ended January 31, 2010 are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending July 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2009.

Principles of Consolidation

The financial statements include the accounts of ARI Network Services, Inc. (the "Company" or "ARI") and its wholly owned subsidiaries, ARI Europe B. V., located in the Netherlands, and ARI F&I Services, LLC ("AFIS") an outsourced finance and insurance business located in Schenectady, NY.  All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The functional currency of our Netherlands subsidiary is the Euro; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into United States dollars at historical exchange rates.  Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period.  Adjustments resulting from the re-measurement of the financial statements into the functional currency are charged or credited to comprehensive income.

Reclassification

Beginning in the fourth quarter of fiscal 2009, we reclassified the components of operating expenses on the Statement of Income into additional classifications more reflective of how the business is managed and the industry reports the data.  The Statement of Income for the three and six months ended January 31, 2009 has been reclassified to conform to the fiscal 2010 presentation.

Fiscal Year

Our fiscal year ends on July 31, 2010. References to fiscal 2010, for example, refer to the fiscal year ended July 31, 2010.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Revenue Recognition

Revenue for use of the network and for information services is recognized on a straight-line basis over the period of the contract.

Revenue from annual or periodic maintenance fees is recognized ratably over the period the maintenance is provided. Revenue from catalog subscriptions is recognized on a straight-line basis over the subscription term.

Revenue from software licenses in multiple element arrangements is recognized ratably over the contractual term of the arrangement. ARI considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential to software license arrangements include customizing complex features and functionality in a product’s base software code or developing complex interfaces within a customer’s environment. When professional services are considered essential to software license arrangements, revenue under the arrangement is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of this type of arrangement, is amortized over the term of the contract. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.

Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.

We incurred a deferred revenue liability related to setup fees charged for hosted websites of approximately $1,300,000 from the April 2009 acquisition of substantially all of the assets of Channel Blade Technologies (“ChannelBlade”), which is amortized over the terms of the customer contracts.  Approximately $246,000 and $640,000 was recognized during the three and six months ended January 31, 2010, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We currently reserve for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  In fiscal 2009 we increased the allowance for doubtful accounts due to general economic conditions.  The allowance remained relatively the same at January 31, 2010, compared to July 31, 2009.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with accounting principles generally accepted in the United States.   We had no legal provisions for the quarters ended January 31, 2010 or 2009.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Impairment of Long-Lived Assets

Equipment and leasehold improvements, capitalized software product costs and other identifiable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.   No impairment of long-lived assets occurred during the quarters ended January 31, 2010 and 2009.

Fair Value Measurements

GAAP has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.  The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company measures a limited number of financial instruments and other items at fair value on a recurring basis.  Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings. We had no unrealized gains or losses related to the fair value option during the quarters ended January 31, 2010 or 2009.

Goodwill and Other Intangible Assets

We do not amortize goodwill and intangible assets deemed to have indefinite lives.  Rather, we perform impairment tests annually or more frequently if facts and circumstances warrant a review.  We determined that there was a single reporting unit for the purpose of goodwill impairment tests.  For purposes of assessing the impairment of goodwill, we estimate the value of the reporting unit using the best evidence available, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit.  We did not test for or recognize any goodwill impairments during the quarters ended January 31, 2010 and 2009.

Impairment tests are also performed annually for those intangible assets with estimable useful lives.  These assets are amortized over their estimated useful lives to their estimated residual values.  Intangible assets with estimable useful lives consist primarily of customer relationships and trade names, which are amortized over their estimated useful lives of 4-8 years, and employee non-compete agreements, which are amortized over their estimated useful lives of two years. We did not test for or recognize any impairments for intangible assets with estimated useful lives during the quarters ended January 31, 2010 or 2009.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the income statement.  There was no change in the net deferred tax asset between July 31, 2009 and January 31, 2010.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Stock-Based Compensation

ARI uses the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures, which were estimated based on our historical experience.

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

	(Unaudited)
	Three months ended January 31		Six months ended January 31
	2010	2009	2010	2009
Net income	$176	$56	$338	$312
Weighted-average common shares outstanding	7,757	7,049	7,734	7,011
Effect of dilutive stock options and warrants	23	16	23	16
Diluted weighted-average common shares outstanding	7,780	7,065	7,757	7,027
Net income per share:
Basic	$0.02	$0.01	$0.04	$0.04
Diluted	$0.02	$0.01	$0.04	$0.04
Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,382	1,425	1,382	1,425

3.	STOCK-BASED COMPENSATION PLANS

There were no capitalized stock-based compensation costs at January 31, 2010 or July 31, 2009.  Total stock compensation expense recognized by the Company was approximately $53,000 and $93,000 during the three and six month periods ended January 31, 2010 and approximately $85,000 and $161,000 for the same periods last year.  There was approximately $208,000 and $385,000 of total unrecognized compensation costs related to non-vested options granted under its stock option plans as of January 31, 2010 and 2009, respectively.

We utilized the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the United States Treasury yields in effect at the time of grant.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three months ended January 31, 2010 and 2009:

	Three months ended January 31		Six months ended January 31
	2010	2009	2010	2009
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	4.0%	2.6%	4.0%	2.8%
Expected volatility	84.8%	85.0%	84.8%	83.0%
Expected forfeiture rate	15.9%	23.6%	8.4%	22.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plans

The 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 158,681 of the shares have been issued as of January 31, 2010. All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

1991 Stock Option Plan

The 1991 Stock Option Plan was terminated on August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or (b) nonqualified stock options.

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

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Changes in option shares under the 1991 Plan during the three and six months ended January 31, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 10/31/08	63,250	$2.31	1.12	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(26,250)	2.12	n/a	n/a
Outstanding and exercisable at 1/31/09	37,000	$2.56	1.57	$-

Outstanding and exercisable at 10/31/09	35,500	$2.43	0.84	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	9.06	n/a	n/a
Outstanding and exercisable at 1/31/10	35,000	$2.33	0.60	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/08	93,186	$2.27	1.23	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(56,186)	2.15	n/a	n/a
Outstanding and exercisable at 1/31/09	37,000	$2.56	$1.57	$-

Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	9.06	n/a	n/a
Outstanding and exercisable at 1/31/10	35,000	$2.33	0.60	$-

The range of exercise prices for options outstanding at January 31, 2010 was $2.06 to $2.44 and at January 31, 2009 was $2.06 to $9.06.

1993 Director Stock Option Plan

The 1993 Director Stock Option Plan has expired and is terminated except for outstanding options. The 1993 Director Plan originally had 150,000 shares of common stock reserved for issuance to non-employee directors. Options under the 1993 Director Plan were granted at the fair market value of the stock on the grant date.

Each option granted under the 1993 Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Changes in option shares under the 1993 Director Plan during the three and six months ended January 31, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 10/31/08	1,313	$2.65	1.72	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 1/31/09	1,313	$2.65	1.47	$-

Outstanding and exercisable at 10/31/09	1,313	$2.65	0.72	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 1/31/10	1,313	$2.65	0.47	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/08	1,313	$2.65	1.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 1/31/09	1,313	$2.65	1.47	$-

Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 1/31/10	1,313	$2.65	0.47	$-

The range of exercise prices for options outstanding at January 31, 2010 and 2009 was $2.00 to $3.56.

2000 Stock Option Plan

The 2000 Stock Option Plan has 1,950,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualified stock options.

Any incentive stock option that is granted under the 2000 Plan may not be granted at a price less than the fair market value of the stock on the date of the grant (or less than 110% of the fair market value in the case of a participant who is a 10% shareholder within the meaning of Section 422 of the Code). Nonqualified stock options may be granted at the exercise price established by the Compensation Committee.

Each incentive stock option granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Eligible participants include current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management, can have a significant effect on ARI's success.

Changes in option shares under the 2000 Plan during the three and six months ended January 31, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 10/31/08	1,310,600	$1.52	7.44	$70,344
Granted	30,500	0.85	n/a	n/a
Exercised	(60,242)	0.26	n/a	n/a
Forfeited	(73,395)	1.99	n/a	n/a
Outstanding at 1/31/09	1,207,463	$1.58	7.51	$27,807
Exercisable at 1/31/09	684,002	$1.46	3.49	$25,957

Outstanding at10/31/09	1,221,527	$1.50	6.86	$37,456
Granted	78,750	0.80	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(8,500)	1.45	n/a	n/a
Outstanding at 1/31/10	1,291,777	$1.46	6.80	$34,698
Exercisable at 1/31/10	854,251	$1.56	5.80	$26,120

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/08	1,380,538	$1.45	6.61	$320,062
Granted	89,000	1.12	-	-
Exercised	(60,242)	0.26	-	-
Forfeited	(201,833)	1.51	-	-
Outstanding at 1/31/09	1,207,463	$1.58	7.51	$27,807
Exercisable at 1/31/09	684,002	$1.46	3.49	$25,957

Outstanding at 7/31/09	1,213,402	$1.51	7.08	$21,337
Granted	100,750	0.81	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(22,375)	1.46	n/a	n/a
Outstanding at 1/31/10	1,291,777	$1.46	6.80	$34,698
Exercisable at 1/31/10	854,251	$1.56	5.80	$26,120

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during three and six months ended January 31, 2010 and 2009 are as follows:

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/08	493,867	$1.53
Granted	30,500	0.85
Vested	-	n/a
Forfeited	(906)	1.74
Non-vested at 1/31/09	523,461	$1.49

Non-vested at 10/31/09	363,776	$1.36
Granted	78,750	0.80
Vested	-	n/a
Forfeited	(5,000)	1.45
Non-vested at 1/31/10	437,526	$1.26

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/08	443,335	$1.76
Granted	89,000	1.12
Vested	-	n/a
Forfeited	(8,874)	1.63
Non-vested at 1/31/09	523,461	$1.49

Non-vested at 7/31/09	341,776	$1.40
Granted	100,750	0.81
Vested	-	n/a
Forfeited	(5,000)	1.45
Non-vested at 1/31/10	437,526	$1.26

The range of exercise prices for options outstanding at January 31, 2010 and 2009 was $0.15 to $2.74

Stock Warrants

On April 24, 2003, in exchange for previously outstanding securities, the Company issued to a group of investors warrants for 250,000 common shares, exercisable at $1.00 per share that expire on April 24, 2013.

4.	ACQUISITIONS

On April 27, 2009, ARI acquired substantially all of the assets of Channel Blade, the leading provider of websites, lead management and marketing automation solutions in the marine and recreation vehicle ("RV") markets. Consideration for the acquisition included approximately $500,000 in cash, 615,385 shares of common stock at a market price of $0.75 per share, $765,000 of assumed net liabilities and a $5,000,000 note payable.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

In connection with the acquisition, ARI entered into one year employment agreements with Jon Lintvet and Charles Lewis to serve as Director of New Business Development and Director of Strategic Accounts - Marine and RV, respectively.

The following table shows the actual consolidated results of operations for the three and six months ended January 31, 2010 and 2009, which assumes the Channel Blade acquisition occurred at the beginning of each period (in thousands, except per share data):

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2010	2009	2010	2009
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Net Revenue	$5,355	$5,101	$10,825	$10,416
Cost of revenue	975	$960	1,930	1,917
Gross profit	4,380	$4,141	8,895	8,499
Net operating expenses	4,051	$4,182	8,227	8,594
Operating income (loss)	329	$(41)	668	(95)
Interest income (expense)	(150)	$(198)	(289)	(401)
Other, net	(3)	$(7)	(36)	(14)
Income (loss) before provision for income taxes	176	$(246)	343	(510)
Income tax expense	-	$(217)	(5)	(217)
Net income (loss)	$176	$(463)	$338	$(727)

Average common shares outstanding:
Basic	7,757	7,664	7,734	7,626
Diluted	7,780	7,664	7,757	7,626
Basic and diluted net income(loss) per share:
Basic	$0.02	$(0.06)	$0.04	$(0.10)
Diluted	$0.02	$(0.06)	$0.04	$(0.10)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

On April 17, 2009, AFIS acquired the assets of Powersports Outsourcing Group, LLC ("PSOG"), valued at approximately $85,000, in partial satisfaction of its debt to ARI of approximately $185,000, $149,000 of which we purchased from Keybank National Association on April 16, 2009.  PSOG, located in Schenectady, NY and led by Mark L. Taylor, had been offering outsourced finance and insurance ("F&I") services to power sports, marine and RV customers in the Northeast United States since 1998.  In connection with the acquisition, AFIS entered into a three year employment agreement with Mark L. Taylor to serve as Director of F&I Business Development. We included the results of operations of AFIS in its consolidated financial statements for the three and six months ended January 31, 2010.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

5.	NOTES PAYABLE

The following table sets forth certain information related to outstanding debt, derived from ARI's unaudited balance sheet as of January 31, 2010 and audited balance sheet as of July 31, 2009 (in thousands):

	(Unaudited)	(Audited)
	January 31	July 31
	2010	2009
Notes payable	$5,000	$5,117
Less current maturities	-	117
Notes payable - non-current	$5,000	$5,000

We issued a $5,000,000 secured promissory note in connection with the April 27, 2009 acquisition of Channel Blade.  The annual interest rate on the note is 10% for the first year and 14% thereafter, unless the conditions of the covenant described below are met.  Accrued interest only is due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments, which will include principal and interest, shall then be due, commencing July 31, 2011.  The note contains a covenant that if we pre-pay a minimum principal amount of $3,000,000 on or before April 27, 2010, the interest rate will remain 10% for the remainder of the note’s term.  We are currently exploring financing options for this early principal payment; however, there can be no assurance that we will be able to obtain financing on terms that are better than those on the note.

We issued $700,000 of notes and $400,000 of future non-interest bearing contingent payments in connection with the January 26, 2007 acquisition of OC-Net, Inc.  The interest rate on the notes was prime plus 2%, adjusted quarterly (effective rate of 5.25% as of January 31, 2010).  As of January 31, 2010 all outstanding amounts due on the note and all contingent payments have been made.

6.	LINE OF CREDIT

On July 9, 2004, ARI entered into a line of credit agreement with JPMorgan Chase, N.A. which, as amended, permits us to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $1,500,000.  Eligible accounts include certain non-foreign accounts receivable which are outstanding for fewer than 90 days from the invoice date.

The note bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of January 31, 2010) plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note, and the agreement includes a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2011 and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring us to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which we were in compliance at January 31, 2010.  There was $1,025,000 and $500,000 principal outstanding on the line of credit at January 31, 2010 and July 31, 2009, respectively.  There was $475,000 remaining and eligible per the terms of the agreement on the line of credit at January 31, 2010.

7.	SHAREHOLDER RIGHTS PLAN

On August 7, 2003, ARI adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders.  Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right (each, a “Right”) for each share of common stock they owned.  These Rights trade in tandem with the common stock until and unless they are triggered.  Should a person or group acquire more than 10% of the Company’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise.  The Rights, if triggered, would give the rest of the shareholders the ability to purchase additional stock of the Company at a substantial discount.  The Rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01per Right at any time prior to a person or group becoming a 10% shareholder.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

8.	INCOME TAXES

The provision for income taxes for the three and six months ended January 31, 2010 and 2009 is composed of the following (in thousands):

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2010	2009	2010	2009
Current:
Federal	$49	$11	$120	$11
State	9	2	22	2
Utilization of net operating loss carryforwards	(58)	(133)	(142)	(13)
AMT and other	-	-	5	-
Deferred, net	-	337	-	217
Income tax provision	$-	$217	$5	$217

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  An assessment is performed quarterly of the likelihood that net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because ultimately the realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income. We made no change in the estimated total realizable net deferred tax assets in the current quarter ended January 31, 2010.  We continue to evaluate the realizability of deferred tax assets on a quarterly basis.

9.	BUSINESS SEGMENTS

Our business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with generally accepted principles regarding disclosures about business segments, ARI has segregated the Netherlands operation and the United States operations into separate reportable segments.  Segment revenue for the Netherlands operation includes only revenue generated out of the Netherlands subsidiary and does not include rest of world revenue sold by the United States operation.  We evaluate the performance of and allocate resources to each of the segments based on their operating results. Information concerning the operating business segments for the three and six months ended January 31, 2010 and 2009 is as follows:

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2010	2009	2010	2009
Revenue :
Netherlands	$181	$161	$357	$333
United States	5,174	3,794	10,468	7,791
Consolidated	$5,355	$3,955	$10,825	$8,124

Net income (loss)
Netherlands	$(56)	$(19)	$(71)	$(55)
United States	232	75	409	367
Consolidated	$176	$56	$338	$312

	(Unaudited)	(Audited)
	January 31	July 31
	2010	2009
Total Assets
Netherlands	$192	$228
United States	17,990	18,379
Consolidated	$18,182	$18,607

10.	RESTRUCTURING

In July 2008 we announced a restructuring that consolidated our Virginia data conversion operations into our Wisconsin location and consolidated our Colorado software development operations into our California location.  We recognized a $529,000 restructuring expense in the fourth quarter of fiscal 2008 to reflect the lease obligation for the Colorado office, and an additional $76,000 restructuring expense in the first quarter of fiscal 2010 to reflect an adjustment resulting from a reduction in the amount of expected future sub-lease rentals for this property.  As of January 31, 2010, $112,000 of the restructuring reserve remained on the Consolidated Balance Sheet.  Changes to the restructuring reserve for the three and six months ended January 31, 2010 are reflected in the following table (in thousands):

Three months ended January 31, 2010:
Balance at 10/31/09	$142
Payments	(30)
Adjustments	-
Balance at 1/31/10	$112

Six months ended January 31, 2010:
Balance at 7/31/09	$93
Payments	(57)
Adjustments	76
Balance at 1/31/10	$112

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things,  statements regarding future events,  our business strategy and our plan to build our business,  our anticipated growth, trends in our business, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands,  the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock options. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

ARI provides technology-enabled services that help dealers, distributors and equipment manufacturers enhance revenue and reduce costs. We serve clients in select vertical markets, with a focus in the outdoor power, power sports, marine, RV, appliances and agriculture equipment industries. We currently serve more than 20,000 dealers, 100 manufacturers and 150 distributors in more than 100 countries across the globe, and provide electronic catalogs for more than 100 manufacturers.

We were founded in 1981 to provide electronic publishing services to the agriculture industry, and in 1996 evolved to an equipment industry focus providing parts and services catalogs. 2005 marked the addition of technology-enabled marketing services, which today include eCommerce websites, lead generation and lead management services. We have continued to build our service portfolio, and recent milestones include our April 2009 acquisition of Channel Blade, the leader in dealer and manufacturer websites serving the marine industry. For a complete listing of the services we offer, or more detailed information, you may refer to Item 1, “Description of the Business,” contained in our annual report on form 10-K for the year ended July 31, 2009. You may also visit www.arinet.com.

Our headquarters are located in Milwaukee, Wisconsin. We conduct our business worldwide, with offices in California, Virginia, New York and the Netherlands.

Our objective is to be recognized in each market we serve as the leader in creating, marketing, and supporting the best solutions that enhance revenue and reduce costs for our customers. Key elements of our fiscal 2010 strategy include:

•	Focusing on organic growth, which includes expanding our services within our existing customer base, strengthening our existing applications and developing new functionality for our customers;

•	Integrating FY 2009 acquisitions and leveraging cross-selling opportunities;

•	Refining our organization and processes to drive innovation and efficiency; and

•	Exploring strategic acquisitions and potential new markets.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Key Components of Results of Operations

Sources of Revenue

Today, we realize revenue from four categories of services:

•	Catalog subscriptions for publishing and viewing technical parts and service reference information pertaining to equipment;

•	Marketing services including lead management, lead generation and eCommerce Website services that help dealers grow their business and enhance revenue;

•	Professional services focused on software customization, large-scale data conversion and general project management;

•
F&I and other services, including finance and insurance services that enable dealers to help their customers obtain financing for purchases, as well as to provide additional services such as extended service agreements; and other technology solutions unique to the manufactured equipment and agriculture industries.

We generate sales directly through our sales force, and sell our services to customers across the core industries highlighted in the overview section. The primary target customers for our services are dealers, distributors and manufacturers in the core industries we serve.

Catalog Subscriptions. Catalog subscription revenue is derived from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, shipping and handling fees and miscellaneous subscription fees charged to customers for the use of our catalog products. We sell our catalogs under subscription agreements. The duration of these agreements is generally twelve months. A large percentage of our customers renew their agreements, helping to drive our revenue growth.  However, our customers have no obligation to renew their subscriptions after the expiration of their subscription period.

Marketing Services. Marketing services revenue is derived from start-up, hosting and access fees charged to dealers for our lead management, lead generation and eCommerce Website products. We also receive commissions from dealer on-line sales and set-up and postage fees for our lead management and advertising products. We sell our website product under subscription agreements. The duration of these agreements is generally twelve months. As in the catalog subscription service, a large percentage of our customers renew their agreements, which helps drive our revenue growth. Our marketing services customers are also under no obligation to renew their subscriptions after the expiration of their subscription period.

Professional Services. Professional services revenue is derived from our catalog and marketing services customers. Catalog professional services revenue is composed of software customization labor, data conversion labor and data conversion replication fees. Marketing professional services revenue is composed of website customization labor. Marketing professional services engagements are for two types of work: (i) set-up, integration and customization of our marketing services for use by the customer; and, (ii) custom development services. Professional services engagements are typically billed on a time and materials basis. Our typical payment terms provide that our customers pay us within 30 days of invoice. The majority of our professional services revenue is recognized pursuant to contract accounting and utilizing the percentage of completion method.  Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of the arrangement, is amortized over the term of the contract.  Professional services projects are important not only due to the revenue they generate, but because some professional services projects actually enable and fund the development of new product capabilities, which can often be incorporated into our standard products and sold to the full customer base.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

F&I and Other Services. F&I services are provided by AFIS, ARI's wholly-owned subsidiary.  AFIS serves as an outsourced finance and insurance department for its dealer customers, and its revenues are derived from fees charged to the dealers.  Other revenue is derived from license renewal fees, software maintenance, customization labor and communication fees unique to clients in the manufactured equipment and agriculture industries

Cost of Revenues and Operating Expenses

Cost of Revenues

We classify as cost of revenues those costs that are directly attributable to the provision of services to our customers.  These costs can be generally classified as follows:

•	Software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to our customers;

•	Direct labor used in the provision of catalog and marketing professional services; and

•	Other direct costs, which represent amounts paid to third party vendors directly attributable to the services we provide our customers.

Catalog Subscriptions. Cost of catalog subscriptions is composed of data royalties, software amortization costs, catalog data conversion, replication and distribution costs. We expect catalog subscription costs, and gross margins, to vary slightly from period to period due to the timing of data shipments, and the fact that software amortization is a fixed cost which is expensed on a straight-line basis.

Marketing Services. Cost of marketing services is composed of website setup labor, network communication costs, software amortization costs, data conversion and replication labor, third party service fees, and printing and distribution costs. We expect marketing services costs, and gross margins, to fluctuate from period to period depending on the mix of services sold and the timing of data production costs, as well as the fact that software amortization is a fixed cost which is expensed on a straight-line basis.

Professional Services. Cost of catalog professional services is composed of customization and catalog production labor. Cost of marketing professional services is composed of website customization labor associated primarily with large contracts.

F&I and Other Services.  Most of the costs of F&I's services are personnel related, which are indistinguishable from the general operating costs of the business.  Cost of other revenues is composed primarily of telecommunication costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related costs for our sales and marketing employees, and also include the cost of marketing programs. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management and design activities. Sales and marketing will continue to be one of our largest expenses, as we intend to invest in sales and marketing to pursue new customers and expand relationships with existing customers.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Customer Operations and Support. Customer operations and support expenses are comprised of server room operations, software maintenance agreements for our core network, and customer support labor.

Software Development and Technical Support. Software development and technical support expenses consist primarily of personnel and related costs for the design, development and management of our software products and for technical support.  Our development and technical support staff perform software customization and escalated technical support for our customers. We expect fluctuations in software development and technical support expenses from period to period, as the mix of development and customization activities will change based on customer requirements, even if the total software development and technical support costs remain relatively constant. We also pursue new product ideas and development through our software development staff and product innovation is a cornerstone of our fiscal 2010 strategy.

General and Administrative. General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees and other corporate expenses and overhead.

Depreciation and Amortization. Depreciation and amortization expenses primarily consist of depreciation on fixed assets, which are primarily comprised of leasehold improvements, information technology assets and the amortization of acquisition-related intangible assets. Note that the costs associated with the amortization of software assets is a component of cost of revenues.

Interest and Other. Interest expenses include both cash and non-cash interest.

Income Taxes.  We have unused net operating loss carryforwards for federal income tax purposes of approximately $21 million expiring in 2010 through 2020 and as such generally only realize alternative minimum taxes.  An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed quarterly and any adjustments to this assessment are recorded as income or expense for that period.

Critical Accounting Policies and Judgments

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP").  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the six months ended January 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Results of Operations

Overview

Despite the challenging economic environment, we continued to grow revenues, manage expenses very closely, and remain profitable. Total revenues for the three months ended January 31, 2010 were $5,355,000, compared to $3,955,000 for the same period one year ago, an increase of $1,400,000 or 35%. For the three months ended January 31, 2010, we produced net income of $176,000 compared to $56,000 for the same period last year, an increase of 214%.

The increase in revenues in fiscal 2010 was primarily a result of revenues realized from our April 2009 acquisition of Channel Blade, but is also a result of continued organic revenue growth.  On a pro forma basis, as reported in footnote 4 to the Consolidated Financial Statements, organic revenues increased 5% and 4% for the three and six months ended January 31, 2010, respectively.

For the six months ended January 31, 2010, we produced net income of $338,000 compared to $312,000 for the same period last year, an increase of 8%.  Total revenues for the six months ended January 31, 2010 were $10,825,000, compared to $8,124,000 for the same period one year ago, an increase of $2,701,000 or 33%.

Operating income grew by 13% for the six months ended January 31, 2010, compared to the same period one year ago.  The growth in operating income was less than the 33% growth in revenues.  This variance was expected in the first year subsequent to our April 2009 acquisitions, as we continue to integrate the acquired companies.  On a pro forma basis, as reported in footnote 4 to the Consolidated Financial Statements, operating income for the three months ended January 31, 2010 was $329,000, versus a loss of $41,000 for the same period last year.  For the six months ended January 31, 2010, pro forma operating income was $668,000, compared to a loss of $95,000 for the same period in fiscal 2009.  As we continue to integrate the April 2009 acquisitions and fully realize the benefits from cross selling the acquired Channel Blade services, management expects operating income to continue to improve.

Current Economic Environment

There is little doubt that the recent global economic downturn has had a substantial negative effect on the revenues, earnings and cash flows of customers within our primary markets. We, in turn, are affected by the general economic health of our customers:  some of our customers may be less able to timely pay their obligations, have less financial resources to embark upon new projects or go out of business.  However, the nature of the services we provide help to offset the general economic decline in several important areas.

First, our services are considered essential to running our customers’ operations, as they are critical to equipment service and enable the sales of whole goods and accessories throughout the distribution channel. Second, when unit sales are down, our electronic catalogs support our clients’ ability to service and repair equipment, a critical need during tough economic times when consumers retain and repair equipment rather than purchase new units. Therefore, dealers rely more heavily on accessory sales and service work to generate profits, and our products are central to those activities.  Third, our subscription based business model makes purchasing our services affordable for the customer and provides us with a steadier, more continuous revenue stream than we might otherwise have.

In the event of a general rebound in the economy – and some of the leading indicators do point to a modest improvement – ARI would benefit from the improved financial health of our customers and prospects.  However, because of our subscription based business model, we expect a gradual increase in the rate of revenue growth rather than a sudden surge.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Revenue

The following table sets forth, for the periods indicated, certain worldwide revenue information derived from our unaudited financial statements.

	(Unaudited)			(Unaudited)
Worldwide Revenue	Three months ended January 31			Six months ended January 31
	2010	2009	Percent Change	2010	2009	Percent Change
Catalog subscriptions	2,954	2,705	9.2	5,829	5,467	6.6
Marketing services	1,886	628	200.3	3,868	1,278	202.7
Professional services	346	465	(25.6)	766	1,057	(27.5)
Other revenues	169	157	7.6	362	322	12.4
Total Revenue	$5,355	$3,955	35.4	$10,825	$8,124	33.2

Total revenues for the three months ended January 31, 2010 were $5,355,000, compared to $3,955,000 for the same period one year ago, an increase of $1,400,000 or 35%.  Total revenues for the six months ended January 31, 2010 were $10,825,000, compared to $8,124,000 for the same period one year ago, an increase of $2,701,000 or 33%.

Catalog subscriptions revenues were $2,954,000 for the three months ended January 31, 2010, compared to $2,705,000 for the same period one year ago, an increase of 9%.  For the six months ended January 31, 2010, catalog subscription revenues were $5,829,000 compared to $5,467,000 for the same period last year, an increase of 7%.  The growth in catalog subscription revenues was the result of several revenue enhancement initiatives implemented in fiscal 2009.

Marketing services revenues were $1,886,000 for the three months ended January 31, 2010, compared to $628,000 for the same period one year ago, demonstrating an increase of 200% for the period. For the six months ended January 31, 2010, marketing services revenues were $3,868,000, an increase of 203% over the same period last year.  Much of this growth is the result of our acquisition of Channel Blade.  However, we also experienced organic growth in our website services and from sales of our new SearchEngineSmart service.

Professional services revenues were $346,000 for the three months ended January 31, 2010, compared to $465,000 for the same period one year ago, a decrease of 25%. For the six months ended January 31, 2010 professional services revenues were $766,000, compared to $1,057,000 for the same period last year, a decline of 27%.  Professional services revenue is closely tied to large-scale customization projects, which many of our customers have put on hold during the tight economy.  While this has a negative effect on quarterly revenues for this segment of our business, we were able to redeploy the professional services team to product development, which we expect to generate additional revenues in the future.

F&I and other revenues were $169,000 for the three months ended January 31, 2010, compared to $157,000 for the same period one year ago, an increase of 8%. For the six months ended January 31, 2010, F&I and other revenues were $362,000, compared to $322,000 for the same period last year, an increase of 12%.

Index

Cost of Revenue and Gross Profit

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold, which is derived from our unaudited financial statements.

	(Unaudited)			(Unaudited)
Cost of Goods Sold	Three months ended January 31			Six months ended January 31
	2010	2009	Percent Change	2010	2009	Percent Change
Catalog subscriptions
Revenue	$2,954	$2,705	9.2	$5,829	$5,467	6.6
Cost of revenue	335	288	16.3	639	585	9.2
Gross profit	2,619	2,417	8.4	5,190	4,882	6.3
Gross margin percentage	88.7%	89.4%		89.0%	89.3%
Marketing services
Revenue	1,886	628	200.3	3,868	1,278	202.7
Cost of revenue	455	300	51.7	865	533	62.3
Gross profit	1,431	328	336.3	3,003	745	303.1
Gross margin percentage	75.9%	52.2%		77.6%	58.3%
Professional Services
Revenue	346	465	(25.6)	766	1,057	(27.5)
Cost of revenue	183	139	31.7	418	333	25.5
Gross profit	163	326	(50.0)	348	724	(51.9)
Gross margin percentage	47.1%	70.1%		45.4%	68.5%
Other
Revenue	169	157	7.6	362	322	12.4
Cost of revenue	2	5	(60.0)	8	10	(20.0)
Gross profit	167	152	9.9	354	312	13.5
Gross margin percentage	98.8%	96.8%		97.8%	96.9%
Total
Revenue	5,355	3,955	35.4	10,825	8,124	33.2
Cost of revenue	975	732	33.2	1,930	1,461	32.1
Gross profit	$4,380	$3,223	35.9	$8,895	$6,663	33.5
Gross margin percentage	81.8%	81.5%		82.2%	82.0%

Gross profit for the three months ended January 31, 2010 was $4,380,000, compared to $3,223,000 for the same period one year ago, or an increase of 36%. For the six months ended January 31, 2010, gross profit was $8,895,000, an increase of 34% over the same period last year.  The increase in gross profit was primarily due to the increase in revenues, as overall gross margins remained steady.

Catalog subscriptions gross profit was $2,619,000 for the three months ended January 31, 2010, compared to $2,417,000 one year ago, an increase of 8%.  For the six months ended January 31, 2010, gross profit was $5,190,000, an increase of 6% over the same period last year.  The increase in catalog subscriptions gross profit was driven by the increase in related revenues, as catalog subscriptions gross margins remained relatively flat.

Marketing services gross profit was $1,431,000 for the three months ended January 31, 2010, compared to $328,000 one year ago, an increase of 336%.  For the six months ended January 31, 2010, gross profit was $3,003,000, an increase of 303% over the same period last year.  This dramatic increase in gross profit was primarily due to the increase in revenue related to the Channel Blade acquisition, as well as an increase in revenue from the Company’s other marketing services products.  Marketing services gross margins increased primarily as a result of higher reported gross margins associated with Channel Blade products and, in part, a decline in data conversion costs related to the production of our whole goods and accessories catalogs.  Because our marketing services products, which are often sold as a family, have widely varied margins, the Company expects margins to vary quarter to quarter, depending on the mix of marketing services sold.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Professional services gross profit was $163,000 for the three months ended January 31, 2010, compared to $326,000 one year ago, a decrease of 50%.  For the six months ended January 31, 2010, gross profit was $348,000, a decrease of 52% over the same period last year.  The decline in professional services revenues, which was previously discussed, was one of the factors that contributed to the gross profit decline.  However, professional services gross margins declined as well due to lower margins associated with Channel Blade professional service contracts.

F&I and other gross profits increased slightly for the three and six months ended January 31, 2010, primarily related to the addition of revenue from the acquisition of PSOG.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from our unaudited financial statements.

	(Unaudited)					(Unaudited)
	Three months ended January 31					Six months ended January 31
	2010	% of Revenue	2009	% of Revenue	% Change	2010	% of Revenue	2009	% of Revenue	% Change
Sales and marketing	$1,297	24.2	$820	20.7	58.2	$2,486	23.0	$1,734	21.3	43.4
Customer operations and support	899	16.8	533	13.5	68.7	1,723	15.9	1,257	15.5	37.1
Software development and technical support (1)	283	5.3	344	8.7	-17.8	829	7.7	786	9.7	5.4
General and administrative	1,155	21.6	994	25.1	16.2	2,292	21.2	1,834	22.6	25.0
Restructuring	-	0.0	-	0.0	n/a	76	0.7	-	0.0	n/a
Depreciation and amortization (2)	417	7.8	229	5.8	82.1	821	7.6	458	5.6	79.3
Net operating expenses	$4,051	75.6	$2,920	73.8	38.7	$8,227	76.0	$6,069	74.7	35.6

(1)	Net of capitalized software product costs of $365 and $119 for the three months ended January 31, 2010 and 2009, respectively, and $625 and $345 for the six months ended January 31, 2010 and 2009.

(2)
Exclusive of amortization of software products of $266 and $204 for the three months ended January 31, 2010 and 2009, respectively, and $519 and $419 for the six months ended January 31, 2010 and 2009, which are included in cost of revenue.

Net operating expenses for the three months ended January 31, 2010 totaled $4,051,000, compared to $2,920,000 for the same period one year ago. While net operating expenses grew by $1,131,000, as a percent of revenue the expenses increased only slightly to 76% for the three months ended January 31, 2010 as compared to 74% for the same period one year ago.  For the six months ended January 31, 2010, net operating expenses increased to $8,227,000 from $6,069,000 one year ago.  Again, as a percent of revenues, net operating expenses increased only slightly to 76% this year versus 75% last year.  The overall dollar increase in net operating expenses resulted primarily from the April 2009 acquisitions.  However, this increase was partially offset by the positive effects of our fiscal 2008 restructuring and our ongoing cost management and reduction efforts.

Sales and marketing expenses for the three months ended January 31, 2010 were $1,297,000, or 24% of total revenues, compared to $820,000, or 21% of total revenues, during the same period one year ago. This represents an increase of $477,000.  For the six months ended January 31, 2010 sales and marketing expenses were $2,486,000, or 23% of total revenues, compared to $1,734,000, or 21%, for the same period last year.  The increase in dollars is primarily due to the acquisition of Channel Blade.  In addition to the Channel Blade acquisition, we continue to invest in marketing and new product design efforts as part of our organic growth strategy.  As indicated last period, we anticipate sales and marketing expenses to continue to be higher in the first three quarters of fiscal 2010, as compared to the same periods last year, due to the acquisition of Channel Blade.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Customer operations and support expenses were $899,000, or 17% of total revenues, during the three months ended January 31, 2010, compared to $533,000, or 14% of total revenues, during the same period one year ago. This represents an increase of $366,000.  For the six months ended January 31, 2010, customer operations and support expenses were $1,723,000, or 16% of total revenues, compared to $1,257,000, or 16%, for the same period last year.  We expect customer operations and support expenses to increase for the remainder of fiscal 2010 as compared to fiscal 2009 due to the expenses associated with the acquisition of Channel Blade and our F&I operation.

Software development and support expenses were $283,000, or 5% of total revenues, during the three months ended January 31, 2010, compared to $344,000, or 9% of total revenues, during the same period one year ago. For the six months ended January 31, 2010, software development and support expenses were $829,000, or 8% of total revenues, compared to $786,000, or 10%, for the same period last year.  The labor costs related to our software development staff are utilized for (i) the design and development of our software products, (ii) work performed in conjunction with our professional services contracts, and (iii) for escalated technical support issues.  As previously discussed, the labor costs associated with the performance of professional services contracts are classified as cost of revenues.  The labor costs associated with internal software development are capitalized and amortized over the estimated useful life of the product, in accordance with GAAP.  Finally, the labor costs associated with assisting our customers with escalated technical support issues, as well as the development staff's administrative time, are classified as operating expenses.  As such, the allocation of software development and support costs between cost of revenues, operating expenses, and the amount capitalized on the balance sheet will generally fluctuate from period to period.  For the three and six months ended January 31, 2010, more of our development staff's time was spent on product development than in the prior year.  This led to the capitalization of additional labor costs, which reduced the amount of labor costs allocated to operating expenses.

General and administrative expenses were $1,155,000, or 22% of total revenues, during the three months ended January 31, 2010, compared to $994,000, or 25% of total revenues, during the same period one year ago. For the six months ended January 31, 2010, general and administrative expenses were $2,292,000, or 21% of total revenues, compared to $1,834,000, or 23%, for the same period last year.  The dollar increase in general and administrative expenses is the result of the April 2009 acquisitions, and management expects these expenses to be higher than last year for the first three reporting periods of fiscal 2010.  As a percentage of total revenue, general and administrative expenses declined for both the three and six month periods ended January 31, 2010, when compared to the same periods last year.  This decline is the result of synergies experienced in general and administrative costs with respect to the acquisition.

Depreciation and amortization expenses were $417,000 during the three months ended January 31, 2010, compared to $229,000 during the same period one year ago.  For the six months ended January 31, 2010, depreciation and amortization expenses were $821,000 versus $458,000 for the same period last year.  The increase is due to the amortization of software, equipment and intangible assets associated with the acquisition of Channel Blade.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from our unaudited financial statements.

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2010	2009	2010	2009
Net income	$176	$56	$338	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	266	204	519	419
Amortization of debt discount and other	-	4	-	8
Depreciation and other amortization	410	195	814	424
Stock based compensation	53	85	93	161
Deferred income taxes	-	217	-	217
Stock issued to 401(k) plan	-	45	52	45
Net change in working capital	(396)	(15)	(1,621)	(345)
Net cash provided by (used in) operating activities	509	791	195	1,241
Net cash used in investing activities	(537)	(104)	(917)	(589)
Net cash provided by (used in) financing activities	306	(409)	649	(589)
Effect of foreign currency exchange rate
changes on cash	8	-	-	(11)

Net change in cash	$286	$278	$(73)	$52

At January 31, 2010, we had cash and cash equivalents of $577,000 compared to $650,000 at July 31, 2009.  Cash provided by operations was $509,000 for the three months ended January 31, 2010, compared to $791,000 for the same period last year.  For the six months ended January 31, 2010, cash provided by operations was $195,000, compared to $1,241,000 for the same period last year.  The decrease in net cash from operating activities was primarily due to an increase in costs related to the April 2009 acquisitions, along with the timing of vendor payments.  While these additional costs have decreased our generation of cash from operations for the six months ended January 31, 2010 compared to the same period last year, they declined significantly in the second quarter of fiscal 2010, compared to the first quarter of fiscal 2010.  The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter.  The unfavorable net change in working capital for the three and six months ended January 31, 2010 is primarily related to a decline in accounts payable due to the timing of payments, as well as a decline in deferred revenue. Management expects cash generated from operations to improve as we continue to enhance the revenue and operating synergies that were an essential component of these acquisitions.

Net cash used in investing activities was $537,000 for the three months ended January 31, 2010, compared to $104,000 for the same period last year.  For the six months ended January 31, 2010, cash used in investing was $917,000, compared to $589,000 for the same period last year. The increase in cash used in investing was primarily due to enhancements made to our website and lead management products, as well as the development of internal tools to increase efficiency in our publishing operation.   Management expects cash used in investing activities to fluctuate from quarter to quarter, depending on the level of capital expenditures and the timing of acquisitions.

Net cash provided by financing activities was $306,000 and $649,000 for the three and six months ended January 31, 2010, compared to cash used in financing activities of $409,000 and $589,000 for the same periods last year. The funds provided in fiscal 2010 included the financing of leasehold improvement and capital equipment investments made during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, as well as borrowings on the line of credit.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

Management believes that funds generated from operations will be adequate to fund operations, investments and debt payments for the foreseeable future. The Company renewed its bank line of credit on April 6, 2009, lengthening its term to June 30, 2011.  The amendment was filed as exhibit 10.1 to the Company’s Form 10-Q for the period ended April 30, 2009.

Off-Balance Sheet Arrangements

ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions

Since December 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen our market position, product offerings, and personnel resources. Since the program’s inception, nine business acquisitions and one software asset acquisition have been completed, seven of which were fully integrated prior to fiscal 2010.  No acquisitions were made during the second quarter of fiscal 2010.  However, the corporate development program remains an important component of our long-term growth strategy.

Specific details related to the April 2009 acquisitions of Channel Blade and PSOG are discussed in Note 4 to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, ARI has completed an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness and the design and operation of its disclosure controls and procedures as of January 31, 2010. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of January 31, 2010.

Changes in Internal Controls

There were no changes to our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, ARI may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which ARI is a party arose during the three months ended January 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its 2009 Annual Meeting of Shareholders on December 17, 2009.

(b)	Votes cast for the election of Gordon J. Bridge to serve as director until the 2012 Annual Shareholder’s Meeting were as follows:

For	5,480,065
Withheld authority to vote for	194,121

Votes cast for the election of Ted C. Feierstein to serve as director until the 2011 Annual Shareholder’s Meeting were as follows:

For	4,810,522
Withheld authority to vote for	863,664

(c)	Votes cast to ratify the appointment of Wipfli LLP as ARI’s auditors for the fiscal year ending July 31, 2010 were as follows:

For	5,508,119
Against	110,086
Abstained	55,980

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Index

ARI NETWORK SERVICES, INC.
Form 10-Q
For the Three and Six Months Ended January 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March 2010.

ARI NETWORK SERVICES, INC.
(Registrant)

By:	/s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ Brian E. Dearing
Brian E. Dearing
Chairman of the Board and Interim Chief Financial Officer