Form 10-Q
period 2010-04-30
ARI NETWORK SERVICES INC /WI
filed 2010-06-14
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from   ______________  to  ______________

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
YES   ☐   NO    ☒

As of June 8, 2010, there were 7,768,921 shares of the registrant’s common stock outstanding.

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

ITEM 1. FINANCIAL STATEMENTS

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
ASSETS	April 30	July 31
	2010	2009
Current assets:
Cash	$904	$650
Trade receivables, less allowance for doubtful accounts of $402 and $410 at April 30, 2010 and July 31, 2009	1,794	1,352
Work in process	173	156
Prepaid expenses and other	327	321
Deferred income taxes	513	513
Total Current Assets	3,711	2,992
Equipment and leasehold improvements:
Computer equipment	2,192	1,827
Leasehold improvements	548	463
Furniture and equipment	2,648	2,479
	5,388	4,769
Less accumulated depreciation and amortization	3,430	2,827
Net equipment and leasehold improvements	1,958	1,942
Capitalized software product costs:
Amounts capitalized for software product costs	15,822	14,886
Less accumulated amortization	13,273	12,489
Net capitalized software product costs	2,549	2,397
Deferred income taxes	2,141	2,141
Other long term assets	62	59
Other intangible assets	3,030	3,637
Goodwill	5,439	5,439
Total Assets	$18,890	$18,607

See accompanying notes

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY	April 30	July 31
	2010	2009
Current liabilities:
Current borrowings on line of credit	$1,025	$500
Current portion of notes payable	-	117
Accounts payable	462	788
Deferred revenue	5,380	5,523
Accrued payroll and related liabilities	984	1,421
Accrued sales, use and income taxes	3	82
Other accrued liabilities	782	729
Current portion of capital lease obligations	218	109
Total current liabilities	8,854	9,269
Non-current liabilities:
Notes payable	5,000	5,000
Long-term portion of accrued compensation	17	36
Capital lease obligations	260	115
Other long term liabilities	-	-
Total non-current liabilities	5,277	5,151
Total liabilities	14,131	14,420

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2010 and July 31, 2009, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000shares authorized; 0 shares issued and outstanding at April 30, 2010 and July 31, 2009, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,768,921 and 7,693,510 shares issued and outstanding at April 30, 2010 and July 31, 2009, respectively	8	8
Common stock warrants and options	948	816
Additional paid-in-capital	95,748	95,681
Accumulated deficit	(91,920)	(92,284)
Other accumulated comprehensive income (loss)	(25)	(34)
Total Shareholders' Equity	4,759	4,187
Total Liabilities and Shareholders' Equity	$18,890	$18,607

See accompanying notes

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2010	2009	2010	2009
Net revenue	$5,378	$4,166	$16,203	$12,290
Cost of revenue *	1,123	768	3,053	2,229
Gross profit	4,255	3,398	13,150	10,061
Operating expenses:
Sales and marketing	1,385	866	3,871	2,599
Customer operations and support	873	695	2,596	1,952
Software development and technical support (net of capitalized product costs)	245	294	1,074	1,081
General and administrative	1,173	1,032	3,465	2,866
Restructuring	-	-	76	-
Depreciation and amortization (exclusive of amortization of software products included in cost of revenue)	411	233	1,232	691
Net operating expenses	4,087	3,120	12,314	9,189
Operating income	168	278	836	872
Other income (expense):
Interest expense	(153)	(25)	(442)	(76)
Other, net	11	2	(25)	(12)
Total other income (expense)	(142)	(23)	(467)	(88)
Income before provision for income taxes	26	255	369	784
Income tax benefit (expense)	-	(29)	(5)	(246)
Net income	$26	$226	$364	$538

Basic and diluted net income per common share:
Basic	$0.00	$0.03	$0.05	$0.08
Diluted	$0.00	$0.03	$0.05	$0.08

See accompanying notes

*Cost of revenue includes amortization of software products of $265, $200, $784 and $619,  respectively and excludes other depreciation and amortization, which is shown separately in operating expenses

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Nine months ended April 30
	2010	2009
Operating activities
Net income	$364	$538
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	784	619
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	-	8
Depreciation and other amortization	1,222	681
Deferred income taxes	-	233
Stock based compensation related to stock options	142	247
Stock issued as contribution to 401(k) plan	52	45
Net change in assets and liabilities:
Trade receivables, net	(445)	110
Work in process	(17)	122
Prepaid expenses and other	(6)	(36)
Other long term assets	(3)	(3)
Accounts payable	(324)	(94)
Deferred revenue	(143)	(285)
Accrued payroll related liabilities	(454)	165
Accrued sales, use and income tax	(79)	(36)
Other accrued liabilities	52	(88)
Net cash provided by operating activities	1,145	2,226
Investing activities
Purchase of equipment, software and leasehold improvements	(496)	(413)
Cash paid for goodwill and intangible assets related to acquisitions	-	(410)
Cash paid for other net assets related to acquisitions	-	(215)
Software development costs capitalized	(1,003)	(508)
Net cash used in investing activities	(1,499)	(1,546)
Financing activities
Borrowings (repayments) under line of credit	525	(200)
Payments under notes payable	(117)	(425)
Proceeds from capital lease obligations incurred	300	-
Payments of capital lease obligations	(102)	(66)
Proceeds from issuance of common stock	5	18
Net cash provided by (used in) financing activities	611	(673)
Effect of foreign currency exchange rate changes on cash	(3)	(10)
Net change in cash	254	(3)
Cash at beginning of period	650	1,086
Cash at end of period	$904	$1,083
Cash paid for interest	$290	$70
Cash paid for income taxes	$54	$28

Noncash investing and financing activities
Increase in amount due from leasing company (recorded as a component of prepaid expenses and other) and increase in capital lease obligations	$-	$-
Accrued liabilities related to purchase of computer equipment	-	-
Issuance of common stock in connection with acquisitions	-	462
Debt issued in connection with acquisitions	-	5,000
Capital leases acquired in connection with acquisitions	-	-
Accrued liabilities assumed in connection with acquisitions	-	275
Tax benefit of stock options exercised	-	-
Issuance of common stock related to payment of executive compensation	$10	$8

See accompanying notes

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by GAAP for fiscal year end financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending July 31, 2010.  For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-K for the fiscal year ended July 31, 2009.

Principles of Consolidation

The financial statements include the accounts of ARI Network Services, Inc. (the "Company" or "ARI") and its wholly owned subsidiaries, ARI Europe B. V., located in the Netherlands, and ARI F&I Services, LLC ("AFIS") an outsourced finance and insurance (“F&I”) business located in Schenectady, NY.  All intercompany transactions and balances have been eliminated.

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

Reclassification

Beginning in the fourth quarter of fiscal 2009, we reclassified the components of operating expenses on the Statement of Income into additional classifications more reflective of how the business is managed and the industry reports the data.  The Statement of Income for the three and nine months ended April 30, 2009 has been reclassified to conform to the fiscal 2010 presentation.

Fiscal Year

Our fiscal year ends on July 31, 2010. References to fiscal 2010, for example, refer to the fiscal year ending July 31, 2010.

Revenue Recognition

Revenue for use of the network and for information services is recognized on a straight-line basis over the period of the contract.

Revenue from annual or periodic maintenance fees is recognized ratably over the period the maintenance is provided. Revenue from catalog subscriptions is recognized on a straight-line basis over the subscription term.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

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

We incurred a deferred revenue liability related to setup fees charged for hosted websites, which is amortized over the terms of the customer contracts, of approximately $1,300,000, of which approximately $88,000 is remaining as of April 30, 2010, from the April 2009 acquisition of substantially all of the assets of Channel Blade Technologies (“Channel Blade”).  Approximately $122,000 and $762,000 were recognized during the three and nine months ended April 30, 2010, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We currently reserve for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  In fiscal 2009 we increased the allowance for doubtful accounts due to general economic conditions.  The allowance remained relatively the same at April 30, 2010, compared to July 31, 2009.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with accounting principles generally accepted in the United States.   We had no legal provisions for the quarters ended April 30, 2010 or 2009.

Impairment of Long-Lived Assets

Equipment and leasehold improvements, capitalized software product costs and other identifiable assets are reviewed for impairment annually or when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.   Because no indications of impairment were considered to have occurred that would have required testing, we did not test for or recognize any impairment of long-lived assets during the quarter ended April 30, 2010 and 2009.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

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

The Company measures a limited number of financial instruments and other items at fair value on a recurring basis.  Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings. We had no unrealized gains or losses related to the fair value option during the quarters ended April 30, 2010 or 2009.

Goodwill and Other Intangible Assets

We do not amortize goodwill and intangible assets deemed to have indefinite lives.  Rather, we perform impairment tests annually or more frequently if facts and circumstances warrant a review.  We determined that there was a single reporting unit for the purpose of goodwill impairment tests.  For purposes of assessing the impairment of goodwill, we estimate the value of the reporting unit using the best evidence available, consideration of recent transaction values and market capitalization. This fair value is then compared with the carrying value of the reporting unit. Because no indications of impairment were considered to have occurred that would have required testing, we did not test for or recognize any goodwill impairments during the quarters ended April 30, 2010 and 2009.

Impairment tests are also performed annually for those intangible assets with estimable useful lives.  These assets are amortized over their estimated useful lives to their estimated residual values.  Intangible assets with estimable useful lives consist primarily of customer relationships and trade names, which are amortized over their estimated useful lives of 4-8 years, and employee non-compete agreements, which are amortized over their estimated useful lives of two years. Because no indications of impairment were considered to have occurred that would have required testing, we did not test for or recognize any impairment for intangible assets with estimated useful lives during the quarters ended April 30, 2010 or 2009.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed semi-annually or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the income statement.  There was no change in the net deferred tax asset between July 31, 2009 and April 30, 2010.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

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

	(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2010	2009	2010	2009
Net income	26	$226	$364	$538
Weighted-average common shares outstanding	7,769	7,099	7,746	7,040
Effect of dilutive stock options and warrants	20	16	20	16
Diluted weighted-average common shares outstanding	7,789	7,115	7,766	7,056
Net income per share:
Basic	$0.00	$0.03	$0.05	$0.08
Diluted	$0.00	$0.03	$0.05	$0.08
Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,453	1,449	1,453	1,449

3.	STOCK-BASED COMPENSATION PLANS

There were no capitalized stock-based compensation costs at April 30, 2010 or July 31, 2009.  Total stock compensation expense recognized by the Company was approximately $49,000 and $142,000 during the three and nine month periods ended April 30, 2010, respectively, and approximately $86,000 and $247,000 for the same periods last year.  There was approximately $192,000 and $309,000 of total unrecognized compensation costs related to non-vested options granted under ARI’s stock option plans as of April 30, 2010 and 2009, respectively.

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

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and nine months ended April 30, 2010 and 2009:

	Three months ended April 30		Nine months ended April 30
	2010	2009	2010	2009
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	3.6%	2.9%	3.9%	3.4%
Expected volatility	95.4%	68.0%	86.3%	75.7%
Expected forfeiture rate	17.0%	12.0%	9.2%	12.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plans

The 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 165,265 of the shares have been issued as of April 30, 2010. All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

1991 Stock Option Plan

The 1991 Stock Option Plan (the “1991 Plan”) was terminated on August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or (b) nonqualified stock options.

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

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Changes in option shares under the 1991 Plan during the three and nine months ended April 30, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 1/31/09	37,000	$2.45	1.57	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/09	37,000	$2.45	1.33	$-

Outstanding and exercisable at 1/31/10	35,000	$2.33	0.60	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/10	35,000	$2.33	0.35	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/08	93,186	$2.27	1.23	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(56,186)	2.15	n/a	n/a
Outstanding and exercisable at 4/30/09	37,000	$2.45	$1.33	$-

Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	9.06	n/a	n/a
Outstanding and exercisable at 4/30/10	35,000	$2.33	0.35	$-

The range of exercise prices for options outstanding at April 30, 2010 was $2.06 to $2.44 and at April 30, 2009 was $2.06 to $9.06.

1993 Director Stock Option Plan

The 1993 Director Stock Option Plan (the “1993 Director Plan”) has expired and is terminated except for outstanding options. The 1993 Director Plan originally had 150,000 shares of common stock reserved for issuance to non-employee directors. Options under the 1993 Director Plan were granted at the fair market value of the stock on the grant date.

Each option granted under the 1993 Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Changes in option shares under the 1993 Director Plan during the three and nine months ended April 30, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 1/31/09	1,313	$2.65	1.47	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/09	1,313	$2.65	1.22	$-

Outstanding and exercisable at 1/31/10	1,313	$2.65	0.47	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/10	1,313	$2.65	0.22	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/08	1,313	$2.65	1.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/09	1,313	$2.65	1.22	$-

Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/10	1,313	$2.65	0.22	$-

The range of exercise prices for options outstanding at April 30, 2010 and 2009 was $2.00 to $3.56.

2000 Stock Option Plan

The 2000 Stock Option Plan (the “2000 Plan”) has 1,950,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualified stock options.

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

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Eligible participants include current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management, can have a significant effect on ARI's success.

Changes in option shares under the 2000 Plan during the three and nine months ended April 30, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 1/31/09	1,207,463	$1.54	7.51	$27,807
Granted	15,000	0.82	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(1,125)	2.15	n/a	n/a
Outstanding at 4/30/09	1,221,338	$1.53	7.30	$38,458
Exercisable at 4/30/09	682,877	$1.58	5.92	$30,933

Outstanding at 1/31/10	1,291,777	$1.46	6.80	$34,698
Granted	70,250	0.84	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(24,750)	1.12	n/a	n/a
Outstanding at 4/30/10	1,337,277	$1.43	6.69	$29,740
Exercisable at 4/30/10	850,826	$1.56	5.56	$24,164

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/08	1,380,538	$1.51	7.36	$150,967
Granted	104,000	1.07	n/a	n/a
Exercised	(60,242)	0.26	n/a	n/a
Forfeited	(202,958)	1.51	n/a	n/a
Outstanding at 4/30/09	1,221,338	$1.53	7.30	$38,458
Exercisable at 4/30/09	682,877	$1.58	5.92	$30,933

Outstanding at 7/31/09	1,213,402	$1.51	7.08	$21,337
Granted	171,000	0.82	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(47,125)	1.28	n/a	n/a
Outstanding at 4/30/10	1,337,277	$1.43	6.69	$29,740
Exercisable at 4/30/10	850,826	$1.56	5.56	$24,164

The range of exercise prices for options outstanding at April 30, 2010 and 2009 was $0.15 to $2.74

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/09	523,711	$1.49
Granted	15,000	0.82
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 4/30/09	538,711	$1.47

Non-vested at 1/31/10	437,526	$1.26
Granted	70,250	0.84
Vested	-	n/a
Forfeited	(21,125)	1.28
Non-vested at 4/30/10	486,651	$1.21

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/08	443,335	$1.76
Granted	104,000	1.07
Vested	-	n/a
Forfeited	(8,624)	1.63
Non-vested at 4/30/09	538,711	$1.47

Non-vested at 7/31/09	341,776	$1.40
Granted	171,000	0.82
Vested	-	n/a
Forfeited	(26,125)	1.28
Non-vested at 4/30/10	486,651	$1.21

Stock Warrants

On April 24, 2003, in exchange for previously outstanding securities, the Company issued to a group of investors warrants for 250,000 common shares, exercisable at $1.00 per share that expire on December 21, 2010.

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

In connection with the acquisition, ARI entered into one year employment agreements with Jon Lintvet and Charles Lewis to serve as Director of New Business Development and Director of Strategic Accounts - Marine and RV, respectively.  The employment agreements have expired and both Mr. Lintvet and Mr. Lewis remain employees of the Company.

The following table shows ARI’s actual and pro forma consolidated results of operations for the three and nine months ended April 30, 2010 and 2009, which assumes the Channel Blade acquisition occurred at the beginning of each period (in thousands, except per share data):

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2010	2009	2010	2009
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
Net Revenue	$5,378	$5,312	$16,203	$15,728
Cost of revenue	1,123	996	3,053	2,913
Gross profit	4,255	4,316	13,150	12,815
Net operating expenses	4,087	4,382	12,314	12,976
Operating income (loss)	168	(66)	836	(161)
Interest income (expense)	(153)	(200)	(442)	(601)
Other, net	11	2	(25)	(12)
Income (loss) before provision for income taxes	26	(264)	369	(774)
Income tax expense	-	(29)	(5)	(246)
Net income (loss)	$26	$(293)	$364	$(1,020)

Average common shares outstanding:
Basic	7,769	7,676	7,746	7,642
Diluted	7,789	7,676	7,766	7,642
Basic and diluted net income(loss) per share:
Basic	$0.00	$(0.04)	$0.05	$(0.13)
Diluted	$0.00	$(0.04)	$0.05	$(0.13)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

On April 17, 2009, AFIS acquired the assets of Powersports Outsourcing Group, LLC ("PSOG"), valued at approximately $85,000, in partial satisfaction of its debt to ARI of approximately $185,000, $149,000 of which we purchased from Keybank National Association on April 16, 2009.  PSOG, located in Schenectady, NY and then led by Mark L. Taylor, had been offering outsourced F&I services to power sports, marine and RV customers in the Northeast United States since 1998.  In connection with the acquisition, AFIS entered into a three year employment agreement with Mr. Taylor to serve as Director of F&I Business Development. Effective March 8, 2010, ARI and Mr. Taylor have terminated this employment agreement and entered into an arrangement pursuant to which Mr. Taylor will continue to provide any necessary transitional services to the Company for six months following the effective date. The results of operations of AFIS are included in the Company’s consolidated financial statements for the three and nine months ended April 30, 2010.

5.	NOTES PAYABLE

The following table sets forth certain information related to outstanding debt, derived from ARI's unaudited balance sheet as of April 30, 2010 and audited balance sheet as of July 31, 2009 (in thousands):

	(Unaudited)	(Audited)
	April 30	July 31
	2010	2009
Notes payable	$5,000	$5,117
Less current maturities	-	117
Notes payable - non-current	$5,000	$5,000

We issued a $5,000,000 secured promissory note in connection with the April 27, 2009 acquisition of Channel Blade.  The annual interest rate on the note was 10% for the first year and 14% thereafter, unless the conditions of the covenant described below were met.  Accrued interest only is due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments, which will include principal and interest, will then be due, commencing July 31, 2011.  The note contains a covenant that if we had pre-paid a minimum principal amount of $3,000,000 on or before April 27, 2010, the interest rate would have remained at 10% for the remainder of the note’s term.  That payment was not made and the rate on the note increased to 14% effective April 27, 2010.  While the Company anticipates that it will be able to make all payments due under the current provisions of the note, we are currently exploring re-financing options for the note.  However, there can be no assurance that we will be able to obtain financing on terms that are better than those on the note.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Principal payments due on the Channel Blade note payable are as follows (in thousands):

Year Ending July 31:
2010	$-
2011	177
2012	771
2013	885
2014	1,016
Thereafter	2,151
$5,000

We issued $700,000 of notes and $400,000 of future non-interest bearing contingent payments in connection with the January 26, 2007 acquisition of OC-Net, Inc.  As of April 30, 2010, all outstanding amounts due on the note and all contingent payments have been made.

6.	LINE OF CREDIT

On July 9, 2004, ARI entered into a line of credit agreement with JPMorgan Chase, N.A. which, as amended, permits us to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $2,000,000.  Eligible accounts include certain non-foreign accounts receivable which are outstanding for fewer than 90 days from the invoice date.

The note bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of April 30, 2010) plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  The interest rate is subject to a floor equal to the sum of (i) 2.5%; plus (ii) the quotient of: (a) the one month LIBOR rate divided by (b) one minus the maximum aggregate reserve requirement imposed under Regulation D of the Board of Governors of the Federal Reserve System (effective floor of 2.80% as of April 30, 2010). The agreement includes a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2012 and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring us to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which we were in compliance at April 30, 2010.  There was $1,025,000 and $500,000 principal outstanding on the line of credit at April 30, 2010 and July 31, 2009, respectively.  There was $975,000 remaining and eligible per the terms of the agreement on the line of credit at April 30, 2010.

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

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

8.	INCOME TAXES

The provision for income taxes for the three and nine months ended April 30, 2010 and 2009 is composed of the following (in thousands):

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2010	2009	2010	2009
Current:
Federal	$(175)	$187	$(55)	$198
State	(23)	21	(1)	23
Utilization of net operating loss carry forwards	198	(199)	56	(212)
AMT and other	-	4	5	4
Deferred, net	-	16	-	233
Income tax provision	$-	$29	$5	$246

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed semi-annually or when events or changes in circumstances indicate that there may be a change in the valuation allowance.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because ultimately the realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income. We made no change in the estimated total realizable net deferred tax assets in the current quarter ended April 30, 2010.  We continue to evaluate the realizability of deferred tax assets on a semi-annual basis.

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

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Information concerning the operating business segments for the three and nine months ended April 30, 2010 and 2009 is as follows (in thousands):

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2010	2009	2010	2009
Revenue :
Netherlands	$168	$153	$525	$486
United States	5,210	4,013	15,678	11,804
Consolidated	$5,378	$4,166	$16,203	$12,290

Net income (loss)
Netherlands	$(42)	$(15)	$(113)	$(70)
United States	68	241	477	608
Consolidated	$26	$226	$364	$538

	(Unaudited)	(Unaudited)
	April 30	July 31
	2010	2010
Total Assets
Netherlands	$185	$227
United States	18,705	18,380
Consolidated	$18,890	$18,607

10.	RESTRUCTURING

In July 2008, we announced a restructuring that consolidated our Williamsburg, Virginia data conversion operations into our Wisconsin location and consolidated our Colorado Springs, Colorado software development operations into our California location.  We recognized a $529,000 restructuring expense in the fourth quarter of fiscal 2008 to reflect the lease obligation for the Colorado office, and an additional $76,000 restructuring expense in the first quarter of fiscal 2010 to reflect an adjustment resulting from a reduction in the amount of expected future sub-lease rentals for this property.  As of April 30, 2010, $82,000 of the restructuring reserve remained on the Consolidated Balance Sheet.  Changes to the restructuring reserve for the three and nine months ended April 30, 2010 are reflected in the following table (in thousands):

Three months ended April 30, 2010:
Balance at 1/31/10	$112
Payments	(30)
Adjustments	-
Balance at 4/30/10	$82

Nine months ended April 30, 2010:
Balance at 7/31/09	$93
Payments	(87)
Adjustments	76
Balance at 4/30/10	$82

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements consist of, among other things,  statements regarding future events,  our business strategy and our plan to build our business,  our anticipated growth, trends in our business, our strategy of acquiring or making investments in complementary companies, services and technologies, the effect of general economic and market conditions including sudden declines in the fair value of our investments in cash equivalents and marketable securities, our ability to protect our intellectual property rights, our ability to develop our brands,  the effect of foreign currency exchange rate and interest rate fluctuations on our financial results, the impact of expensing stock options. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict, including, but not limited to, the risks described in our annual report on Form 10-K for the fiscal year ended July 31, 2009, as filed with the Securities and Exchange Commission. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

ARI provides technology-enabled services that help dealers, distributors and equipment manufacturers enhance revenue and reduce costs. We serve clients in selected vertical markets, with a focus in the outdoor power, power sports, marine, RV, appliances and agricultural equipment industries. We currently serve more than 20,000 dealers, 100 manufacturers and 150 distributors in more than 100 countries across the globe, and provide electronic catalogs for more than 100 manufacturers.

We were founded in 1981 to provide electronic publishing services to the agriculture industry, and in 1996 evolved to an equipment industry focus providing parts and service catalogs. 2005 marked the addition of technology-enabled marketing services, which today include eCommerce websites, lead generation and lead management services. We have continued to build our services portfolio, and recent milestones include our April 2009 acquisition of Channel Blade, the leader in dealer and manufacturer websites serving the marine industry. For a complete listing of the services we offer, or more detailed information, you may refer to Item 1, “Description of the Business,” contained in our annual report on form 10-K for the year ended July 31, 2009. You may also visit www.arinet.com.

Our headquarters are located in Milwaukee, Wisconsin. We conduct our business worldwide, with offices in California, Virginia, New York and the Netherlands.

Our objective is to be recognized in each market we serve as the leader in creating, marketing, and supporting the best solutions that enhance revenue and reduce costs for our customers. Key elements of our fiscal 2010 strategy include:

•	Focusing on organic growth, which includes expanding our services within our existing customer base, strengthening our existing applications and developing new functionality for our customers;

•	Integrating fiscal 2009 acquisitions and leveraging cross-selling opportunities;

•	Refining our organization and processes to drive innovation and efficiency; and

•	Exploring strategic acquisitions and potential new markets.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Key Components of Results of Operations

Sources of Revenue

Today, we realize revenue from four categories of technology-enabled services:

•	Catalog subscriptions for publishing and viewing technical parts and service reference information pertaining to equipment;

•	Marketing services, including lead management, lead generation and eCommerce Website services that help dealers, distributors and manufacturers grow their business and enhance revenue;

•	Professional services focused on software customization, large-scale data conversion and general project management;

•
Other services, including F&I services that enable dealers to help their customers obtain financing for purchases, as well as to provide additional services such as extended service agreements; and other technology solutions unique to the manufactured equipment and agriculture industries.

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

Marketing Services. Marketing services revenue is derived from start-up, hosting and access fees charged to dealers for our lead management, lead generation and eCommerce Website products. We also receive commissions from dealer on-line sales and set-up and postage fees for our lead management and advertising products. We sell our website and lead management products under subscription agreements. The duration of these agreements is generally twelve to eighteen months. As in the catalog subscription service, a large percentage of our customers renew their agreements, which helps drive our revenue growth. Our marketing services customers are also under no obligation to renew their subscriptions after the expiration of their subscription period.

Professional Services. Professional services revenue is derived from our catalog and marketing services customers. Catalog professional services revenue is composed of software customization labor, data conversion labor and data conversion replication fees. Marketing professional services revenue is composed of website customization labor. Marketing professional services engagements are for two types of work: (i) set-up, integration and customization of our marketing services for use by the customer; and, (ii) custom development services. Professional services engagements are typically billed on a time and materials basis. Our typical payment terms provide that our customers pay us within 30 days of invoice. The majority of our professional services revenue is recognized pursuant to contract accounting and utilizing the percentage of completion method.  Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of the arrangement, is amortized over the term of the contract.  Professional services projects not only generate revenue, but some professional services projects also enable and fund the development of new product capabilities, which can sometimes be incorporated into our standard products and sold to the full customer base.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Other Services. Other revenue is derived from license renewal fees, software maintenance, customization labor and communication fees unique to clients in the manufactured equipment and agriculture industries. Revenues from our F&I services are provided. Revenues generated by AFIS, ARI's wholly-owned subsidiary, are included in other services revenue.  AFIS serves as an outsourced finance and insurance department for its dealer customers, and its revenues are derived from fees charged to the dealers.

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

Catalog Subscriptions. Cost of catalog subscriptions is composed of data royalties, software amortization costs, catalog data conversion, replication and distribution costs. We expect catalog subscription costs, and gross margins, to vary slightly from period to period due to the timing of catalog updates, and the fact that software amortization is a fixed cost which is expensed on a straight-line basis.

Marketing Services. Cost of marketing services is composed of website setup labor, network communication costs, software amortization costs, data conversion labor, third party service fees, and printing and distribution costs. We expect marketing services costs, and gross margins, to fluctuate from period to period depending on the mix of services sold and the timing of data production costs, as well as the fact that software amortization is a fixed cost which is expensed on a straight-line basis.

Professional Services. Cost of catalog professional services is composed of customization and catalog production labor. Cost of marketing professional services is composed of website customization labor associated primarily with large contracts.

Other Services.  Cost of other revenues is composed primarily of telecommunication costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related costs for our sales and marketing employees, and also include the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management and design activities. Sales and marketing will continue to be one of our largest expenses, as we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with our existing customers.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Customer Operations and Support. Customer operations and support expenses are comprised of server room operations, software maintenance agreements for our core network, and customer support labor.

Software Development and Technical Support. Software development and technical support expenses consist primarily of personnel and related costs for the design, development and management of our software products and for technical support.  Our development and technical support staff perform software customization and escalated technical support for our customers. We expect fluctuations in software development and technical support expenses from period to period, as the mix of development and customization activities will change based on customer requirements, even if total software development and technical support costs remain relatively constant. We also pursue new product ideas and development through our software development staff and product innovation is a cornerstone of our fiscal 2010 strategy.

General and Administrative. General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, stock-based compensation, legal and other professional fees and other corporate expenses and overhead.

Depreciation and Amortization. Depreciation and amortization expenses primarily consist of depreciation on fixed assets, which are primarily comprised of leasehold improvements, information technology assets and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenues.

Interest and Other. Interest expenses include both cash and non-cash interest.

Income Taxes.  We have unused net operating loss carryforwards for federal income tax purposes of approximately $21 million expiring through 2020 and as such generally only realize alternative minimum taxes.  An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed semi-annually or when events or changes in circumstances indicate that there may be a change in the tax valuation allowance and any adjustments to this assessment are recorded as income or expense for that period.

Critical Accounting Policies and Judgments

Our MD&A is based on our Consolidated Financial Statements, which we have prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the nine months ended April 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in the MD&A section of our Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Results of Operations

Overview

Total revenues for the three months ended April 30, 2010 were $5,378,000, compared to $4,166,000 for the same period one year ago, an increase of $1,212,000 or 29%. Total revenues for the nine months ended April 30, 2010 were $16,203,000, compared to $12,290,000 for the same period one year ago, an increase of $3,913,000 or 32%.The increase in revenues in fiscal 2010 was primarily a result of revenues realized from our April 2009 acquisition of Channel Blade, but is also a result of continued revenue growth from our catalog and marketing services products.

Operating income for the three months ended April 30, 2010 declined $110,000 from the same period last year, a decline of 40%.  For the nine months ended April 30, 2010, operating income declined $36,000, or 4%, compared to the same period last year.  This variance is attributable to several factors: integration costs related to the April 2009 acquisition of Channel Blade, costs related to Sarbanes-Oxley compliance and investments in several initiatives designed to increase revenue growth.  To improve our competitive position, we have (i) accelerated our software development efforts, including new products and upgrades to our existing products to incorporate specific customer feedback and competitive differentiation points;  (ii) implemented solutions to improve the efficient publishing of whole goods, accessories, and parts catalogs; and (iii) upgraded our technology infrastructure in order to provide a noticeable improvement in performance and stability to our customers as well as a platform for growth.

For the three months ended April 30, 2010, we produced net income of $26,000 compared to $226,000 for the same period last year, and  for the nine months ended April 30, 2010, we produced net income of $364,000 compared to $538,000 for the same period last year. The decrease in net income is due to several factors: (i) the decline in operating income, which was discussed above; and (ii) the increased interest expense related to the note payable incurred in consideration for the Channel Blade acquisition; partially offset by (iii) tax expense incurred in fiscal 2009 due to an adjustment to our deferred tax asset that did not reoccur in fiscal 2010.

On a pro forma basis, which assumes the Channel Blade acquisition occurred at the beginning of each period as reported in footnote 4 to the Consolidated Financial Statements, pro forma revenues increased 1% and 3% for the three and nine months ended April 30, 2010, respectively. Pro forma operating income for the three months ended April 30, 2010 was $168,000, versus a loss of $66,000 for the same period last year, and for the nine months ended April 30, 2010, pro forma operating income was $836,000, compared to a loss of $161,000 for the same period in fiscal 2009.  This increase in pro forma earnings is a result of synergies realized as part of the acquisition of Channel Blade.

Current Economic Environment

We continue to believe that the current global economic environment has had a substantial negative effect on the revenues, earnings and cash flows of customers within our primary markets. We, in turn, are affected by the general economic health of our customers:  some of our customers may be less able to timely pay their obligations, have inadequate financial resources to embark upon new projects or go out of business.  As discussed previously, the current economic condition is one of the factors that negatively impacts revenue.

However, the manner in which our services are sold and used by our customers tends to mitigate the negative impact of the general economic decline in several important ways.  First, our services are important components of our customers’ operations, as they are critical to equipment service and enable the sales of whole goods and accessories throughout the distribution channel. Second, when unit sales are down, our electronic catalogs support our clients’ ability to service and repair equipment, a critical need during tough economic times when consumers retain and repair equipment rather than purchase new units. Therefore, dealers rely more heavily on accessory sales and service work to generate profits, and our products are central to those activities.  This is a primary reason that renewal rates on our catalog products remain strong, despite the current economic environment. Third, our subscription based business model makes purchasing our services affordable for the customer and provides us with a steadier, more continuous revenue stream.  We believe that our customer loyalty, talented and dedicated employees and strong management leadership will allow us to continue to grow and remain profitable, despite the economic climate.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Revenue

The following table sets forth, for the periods indicated, certain worldwide revenue information derived from our unaudited financial statements.

Worldwide Revenue	Three months ended April 30			Nine months ended April 30
	2010	2009	Percent Change	2010	2009	Percent Change
Catalog subscriptions	3,029	2,870	5.5	8,858	8,337	6.2
Marketing services	1,797	783	129.5	5,665	2,061	174.9
Professional services	376	339	10.9	1,142	1,396	(18.2)
Other revenues	176	174	1.1	538	496	8.5
Total Revenue	$5,378	$4,166	29.1	$16,203	$12,290	31.8

Total revenues for the three months ended April 30, 2010 were $5,378,000, compared to $4,166,000 for the same period one year ago, an increase of $1,212,000 or 29%.  Total revenues for the nine months ended April 30, 2010 were $16,203,000, compared to $12,290,000 for the same period one year ago, an increase of $3,913,000 or 32%.

Catalog subscriptions revenues were $3,029,000 for the three months ended April 30, 2010, compared to $2,870,000 for the same period one year ago, an increase of 6%.  For the nine months ended April 30, 2010, catalog subscription revenues were $8,858,000 compared to $8,337,000 for the same period last year, an increase of 6%.  The growth in catalog subscription revenues was the result of revenue enhancement initiatives implemented in fiscal 2009.  Additionally, renewal rates on our catalog products remain strong, as discussed previously.

Marketing services revenues were $1,797,000 for the three months ended April 30, 2010, compared to $783,000 for the same period one year ago, an increase of 130% for the period. For the nine months ended April 30, 2010, marketing services revenues were $5,665,000, an increase of 175% over the same period last year.  The increase in marketing services revenue is primarily due to (i) the additional revenue resulting from our April 2009 acquisition of Channel Blade, including the recognition of deferred revenue from hosting setup fees, which are recognized over the term of the contract; and (ii)  growth in revenues from our other marketing services products.  We expect marketing services revenue growth to continue as we focus on our active initiatives in product development, catalog publishing, and technology infrastructure.

Professional services revenues were $376,000 for the three months ended April 30, 2010, compared to $339,000 for the same period one year ago, an increase of 11%. For the nine months ended April 30, 2010 professional services revenues were $1,142,000, compared to $1,396,000 for the same period last year, a decline of 18%.  Professional services revenue is closely tied to large-scale customization projects, which many of our customers have put on hold during the tight economy.  While this has had a negative effect on year to date revenues for this segment of our business, we were able to redeploy the professional services team to product development and the creation of new catalog offerings in the power sports industry, which we expect to generate additional revenues in the future.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Other revenues were $176,000 for the three months ended April 30, 2010, relatively the same as the same period last year.  For the nine months ended April 30, 2010, other revenues were $538,000, compared to $496,000 for the same period last year, an increase of 8%.

Cost of Revenue and Gross Profit

The following table sets forth, for the periods indicated, certain information regarding revenue and cost of products and services sold, which is derived from our unaudited financial statements.

	(Unaudited)			(Unaudited)
Cost of Goods Sold	Three months ended April 30			Nine months ended April 30
	2010	2009	Percent Change	2010	2009	Percent Change
Catalog subscriptions
Revenue	$3,029	$2,870	5.5	$8,858	$8,337	6.2
Cost of revenue	343	415	(17.3)	982	1,118	(12.2)
Gross profit	2,686	2,455	9.4	7,876	7,219	9.1
Gross margin percentage	88.7%	85.5%		88.9%	86.6%
Marketing services
Revenue	1,797	783	129.5	5,665	2,061	174.9
Cost of revenue	547	166	229.5	1,412	581	143.0
Gross profit	1,250	617	102.6	4,253	1,480	187.4
Gross margin percentage	69.6%	78.8%		75.1%	71.8%
Professional Services
Revenue	376	339	10.9	1,142	1,396	(18.2)
Cost of revenue	229	182	25.8	647	515	25.6
Gross profit	147	157	(6.4)	495	881	(43.8)
Gross margin percentage	39.1%	46.3%		43.3%	63.1%
Other
Revenue	176	174	1.1	538	496	8.5
Cost of revenue	4	5	(20.0)	12	15	(20.0)
Gross profit	172	169	1.8	526	481	9.4
Gross margin percentage	97.7%	97.1%		97.8%	97.0%
Total
Revenue	5,378	4,166	29.1	16,203	12,290	31.8
Cost of revenue	1,123	768	46.2	3,053	2,229	37.0
Gross profit	$4,255	$3,398	25.2	$13,150	$10,061	30.7
Gross margin percentage	79.1%	81.6%		81.2%	81.9%

Gross profit for the three months ended April 30, 2010 was $4,255,000, compared to $3,398,000 for the same period one year ago, or an increase of 25%. For the nine months ended April 30, 2010, gross profit was $13,150,000, an increase of 31% over the same period last year.  The increase in gross profit was a result of the increase in revenues, as overall gross margins declined slightly.

Catalog subscriptions gross profit was $2,686,000 for the three months ended April 30, 2010, compared to $2,455,000 one year ago, an increase of 9%.  For the nine months ended April 30, 2010, catalog subscriptions gross profit was $7,876,000, an increase of 9% over the same period last year.  The increase in catalog subscriptions gross profit was a result of the increase in related revenues as well as a decrease in the cost to produce catalog subscriptions, primarily due to process improvements and a reduction in outsourced vendor costs.

Marketing services gross profit was $1,250,000 for the three months ended April 30, 2010, compared to $617,000 one year ago, an increase of 103%.  For the nine months ended April 30, 2010, marketing services gross profit was $4,253,000, an increase of 187% over the same period last year.  This dramatic increase in gross profit was primarily due to the increase in revenues related to the Channel Blade acquisition, as well as an increase in revenue from the Company’s other marketing services products.  Marketing services gross margins decreased for the three months ended April 30, 2010, compared to the same period last year primarily due to an increase in the production of our whole goods and accessories catalog, which is designed to improve revenue growth, as well as a change in product mix.  Marketing services gross margins increased for the nine months ended April 30, 2010, compared to the same period last year, primarily as a result of higher reported gross margins associated with Channel Blade products.  Because our marketing services products, which are often sold as a family, have widely varied margins, the Company expects margins to vary quarter to quarter, depending on the mix of marketing services sold.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Professional services gross profit was $147,000 for the three months ended April 30, 2010, compared to $157,000 one year ago, a decrease of 6%.  For the nine months ended April 30, 2010, professional services gross profit was $495,000, a decrease of 44% over the same period last year.  Due in large part to economic conditions, our professional services revenues began to decline in the second quarter of fiscal 2009, the results of which are reflected in the year over year decline in professional services revenues for the nine months ended April 30, 2010.  Effective with the current quarter, management believes the decline in professional services revenues may have begun to level off, as shown by a slight increase in professional services revenues for the three months ended April 30, 2010 compared to the same period last year.

Other gross profits increased slightly for the three and nine months ended April 30, 2010.

Operating Expenses

The following table sets forth, for the periods indicated, certain operating expense information derived from our unaudited financial statements.

	(Unaudited)					(Unaudited)
	Three months ended April 30					Nine months ended April 30
	2010	% of Revenue	2009	% of Revenue	% Change	2010	% of Revenue	2009	% of Revenue	% Change
Sales and marketing	$1,385	25.8	$866	20.8	60.0	$3,871	23.9	$2,599	21.2	48.9
Customer operations and support	873	16.2	695	16.7	25.6	2,596	16.0	1,952	15.9	33.0
Software development and technical support (1)	245	4.6	294	7.1	-16.7	1,074	6.6	1,081	8.8	-0.6
General and administrative	1,173	21.8	1,032	24.8	13.7	3,465	21.4	2,866	23.3	20.9
Restructuring	-	0.0	-	0.0	n/a	76	0.5	-	0.0	n/a
Depreciation and amortization (2)	411	7.6	233	5.6	76.4	1,232	7.6	691	5.6	78.3
Net operating expenses	$4,087	76.0	$3,120	74.9	31.0	$12,314	76.0	$9,189	74.8	34.0

(1)
Net of capitalized software product costs of $390 and $199 for the three months ended April 30, 2010 and 2009, respectively, and $1,015 and $544 for the nine months ended April, 2010 and 2009, respectively.

(2)
Exclusive of amortization of software products of $265 and $200 for the three months ended April 30, 2010 and 2009, respectively, and $784 and $619 for the nine months ended April 30, 2010 and 2009, respectively, which are included in cost of revenue.

Net operating expenses for the three months ended April 30, 2010 totaled $4,087,000, compared to $3,120,000 for the same period one year ago.  For the nine months ended April 30, 2010, net operating expenses increased to $12,314,000 from $9,189,000 one year ago.  The fiscal year 2010 operating expense increase is primarily due to the addition of expenses from the April 2009 Channel Blade and PSOG acquisitions, some of which are one-time integration costs.  As a percentage of revenue, fiscal year 2010 operating expenses have increased slightly, from approximately 75% to 76%.  This is a result of the amortization of intangible assets and increase in sales and marketing costs primarily related to the Company’s Channel Blade and PSOG acquisitions.  Excluding depreciation and amortization, operating expenses declined approximately one percentage point year over year, resulting from our ongoing cost management and reduction efforts.

Sales and marketing expenses for the three months ended April 30, 2010 were $1,385,000, or 26% of total revenues, compared to $866,000, or 21% of total revenues, during the same period one year ago. This represents an increase of $519,000.  For the nine months ended April 30, 2010 sales and marketing expenses were $3,871,000, or 24% of total revenues, compared to $2,599,000, or 21% of total revenues, for the same period last year.  The increase in sales and marketing expense was primarily due to the acquisition of Channel Blade.  In addition to the Channel Blade acquisition, we continue to invest in marketing and new product design efforts as part of our organic growth strategy.  As indicated last period, we anticipated that sales and marketing expenses would increase in the first three quarters of fiscal 2010, as compared to the same periods last year, due to the acquisition of Channel Blade.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Customer operations and support expenses were $873,000, or 16% of total revenues, during the three months ended April 30, 2010, compared to $695,000, or 17% of total revenues, during the same period one year ago. This represents an increase of $178,000.  For the nine months ended April 30, 2010, customer operations and support expenses were $2,596,000, or 16% of total revenues, compared to $1,952,000, or 16%, for the same period last year.  The increase in customer operations and support expenses is due to the expenses associated with the acquisition of Channel Blade, as well as investments in our technology infrastructure designed to enhance product performance.

Software development and support expenses were $245,000, or 5% of total revenues, during the three months ended April 30, 2010, compared to $294,000, or 7% of total revenues, during the same period one year ago. For the nine months ended April 30, 2010, software development and support expenses were $1,074,000, or 7% of total revenues, compared to $1,081,000, or 9% of total revenues, for the same period last year.  The labor costs related to our software development staff are utilized for (i) the design and development of our software products, (ii) work performed in conjunction with our professional services contracts, and (iii) escalated technical support issues.  As previously discussed, the labor costs associated with the performance of professional services contracts are classified as cost of revenues and are therefore not included in these numbers.  The labor costs associated with internal software development are capitalized and amortized over the estimated useful life of the product, in accordance with GAAP and are also not included in these numbers.  Finally, the labor costs associated with assisting our customers with escalated technical support issues, as well as the development staff's administrative time, are classified as operating expenses.  As such, the allocation of software development and support costs between cost of revenues, operating expenses, and the amount capitalized on the balance sheet will generally fluctuate from period to period.  For the three and nine months ended April 30, 2010, more of our development staff's time was spent on product development than in the prior year.  This led to the capitalization of additional labor costs, which reduced the amount of labor costs allocated to operating expenses.

General and administrative expenses were $1,173,000, or 22% of total revenues, during the three months ended April 30, 2010, compared to $1,032,000, or 25% of total revenues, during the same period one year ago. For the nine months ended April 30, 2010, general and administrative expenses were $3,465,000, or 21% of total revenues, compared to $2,866,000, or 23% of total revenues, for the same period last year.  The increase in general and administrative expenses is primarily the result of the April 2009 acquisitions, as well as additional costs related to Sarbanes-Oxley compliance.  As a percentage of total revenue, general and administrative expenses declined for both the three and nine month periods ended April 30, 2010, when compared to the same periods last year.  This decline is the result of synergies experienced in general and administrative costs incurred in fiscal 2009 with respect to the acquisition as well as ongoing cost management and reduction efforts.

Restructuring expense was $76,000 for the nine months ended April 30, 2010, to reflect an adjustment to accrued restructuring expense resulting from a reduction in the amount of expected future sub-lease rentals for the Colorado office. In July 2008, we recorded an accrued restructuring expense of $529,000 to reflect the estimated net lease obligation for the Colorado office.  As of April 30, 2010, $82,000 of the restructuring reserve remained on the Consolidated Balance Sheet.

Depreciation and amortization expenses were $411,000 during the three months ended April 30, 2010, compared to $233,000 during the same period one year ago.  For the nine months ended April 30, 2010, depreciation and amortization expenses were $1,232,000 versus $691,000 for the same period last year.  The increase is due to the amortization of equipment and intangible assets associated with the acquisition of Channel Blade.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from our unaudited financial (in thousands).

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2010	2009	2010	2009
Net income	$26	$226	$364	$538
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	265	200	784	619
Amortization of debt discount and other	-	-	-	8
Depreciation and other amortization	408	257	1,222	681
Stock based compensation	49	86	142	247
Deferred income taxes	-	16	-	233
Stock issued to 401(k) plan	-	-	52	45
Net change in working capital	202	200	(1,419)	(145)
Net cash provided by operating activities	950	985	1,145	2,226
Net cash used in investing activities	(582)	(957)	(1,499)	(1,546)
Net cash provided by (used in) financing activities	(38)	(84)	611	(673)
Effect of foreign currency exchange ratechanges on cash	(3)	1	(3)	(10)

Net change in cash	$327	$(55)	$254	$(3)

At April 30, 2010, we had cash and cash equivalents of $904,000 compared to $650,000 at July 31, 2009.  Net cash provided by operations was $950,000 for the three months ended April 30, 2010, compared to $985,000 for the same period last year.  For the nine months ended April 30, 2010, net cash provided by operations was $1,145,000, compared to $2,226,000 for the same period last year.  The decrease in net cash from operating activities was primarily due to an increase in costs related to the April 2009 acquisitions, along with the timing of vendor payments in the beginning of the year.  While these additional costs have decreased our generation of cash from operations for the nine months ended April 30, 2010 compared to the same period last year, they declined significantly in the second and third quarters of fiscal 2010, compared to the first quarter of fiscal 2010.  The effect of net changes in working capital is dependent on the timing of payroll and other cash disbursements, accruals and the timing of invoices and may vary significantly from quarter to quarter.  The net change in working capital remained relatively the same for the three months ended April 30, 2010, compared to the same period last year.  The unfavorable net change in working capital for the nine months ended April 30, 2010 is primarily related to a decline in accounts payable due to the timing of payments, as well as a decline in deferred revenue acquired in the Channel Blade acquisition. Management expects cash generated from operations to improve as we continue to enhance the revenue and operating synergies that were an essential component of these acquisitions.

Net cash used in investing activities was $582,000 for the three months ended April 30, 2010, compared to $957,000 for the same period last year.  For the nine months ended April 30, 2010, cash used in investing was $1,499,000, compared to $1,546,000 for the same period last year. The decrease in cash used in investing was primarily due to the investment in Channel Blade during the third quarter of fiscal 2009, offset in part by an increase in our investment in software development, as we continue to add features and functionality to our web-based products and integrate the Channel Blade products with our existing products.  Management expects cash used in investing activities to fluctuate from quarter to quarter, depending on the level of capital expenditures and the timing of acquisitions.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

Net cash used in financing activities was $38,000 for the three months ended April 30, 2010 and net cash provided by financing activities was $611,000 for the nine months ended April 30, 2010, compared to cash used in financing activities of $84,000 and $673,000 for the same periods last year. The funds provided in fiscal 2010 included the financing of leasehold improvement and capital equipment investments made during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, as well as borrowings on the line of credit.

Management believes that funds generated from operations will be adequate to fund operations, investments and debt payments for the foreseeable future. The Company renewed its bank line of credit on April 8, 2010, increasing its borrowing capacity to $2,000,000.

Off-Balance Sheet Arrangements

ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions

Since December 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen our market position, product offerings, and personnel resources. Since the program’s inception, nine business acquisitions and one software asset acquisition have been completed, seven of which were fully integrated prior to fiscal 2010.  No acquisitions were made during the third quarter of fiscal 2010.  However, the corporate development program remains an important component of our long-term growth strategy.

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

As required by Rule 13a-15 under the Exchange Act, ARI has completed an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness and the design and operation of its disclosure controls and procedures as of April 30, 2010. Based upon this evaluation, management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of April 30, 2010.

Changes in Internal Controls

There were no changes to our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, ARI may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which ARI is a party arose during the three months ended April 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	Amendment to Employment Agreement between Brian E. Dearing and ARI Network Services, Inc. dated May 5, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Index

ARI NETWORK SERVICES, INC. Form 10-Q For the Three and Nine Months Ended April 30, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June, 2010.

ARI NETWORK SERVICES, INC.
(Registrant)

By:	/s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ Brian E. Dearing
Brian E. Dearing
Chairman of the Board and Interim Chief Financial Officer