Form 10-K
period 2010-07-31
ARI NETWORK SERVICES INC /WI
filed 2010-10-29
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from  _________________ to _________________

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

Yes ☐      No ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

As of January 31, 2010, the aggregate market value of the Common Stock held by non-affiliates (based on the closing price on the NASDAQ OTC bulletin board) was approximately $4.8 million.

As of October 15, 2010, there were 7,785,585 shares of the registrant’s shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2010, for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

ARI Network Services, Inc.

FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2010

Index

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1. Description of the Business

Overview

ARI Network Services, Inc. (“ARI”) provides technology-enabled services that help dealers, distributors and manufacturers worldwide enhance revenue and reduce costs. We deliver our services to companies of all sizes across a dozen vertical markets, with a core emphasis on the outdoor power, power sports, marine, RV, and appliance sectors. Approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.  We also develop and offer electronic catalog content for approximately 125 leading equipment manufacturers.

We were incorporated in Wisconsin in 1981, founded on the concept of delivering electronic catalog services to the agriculture industry. In 1996, we evolved our business to focus on delivering electronic parts and service catalogs to a broader range of vertical markets. Since then, we have expanded our service offerings to achieve our mission of being recognized as the leader in creating, marketing and supporting the best solutions that enhance revenue or reduce costs for our customers. Since 2005, we have steadily developed and acquired new technologies to build a core competency around delivering technology-enabled marketing and web-based solutions. Today, we offer a full suite of products, including lead generation and lead management services, website services, and electronic catalogs.

Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.

Our business segments are internally organized by geographic location of the operating facilities.  We have segregated the Netherlands operation and the United States operations into separate reportable segments.  Segment revenue for the Netherlands operation includes only revenue generated out of the Netherlands subsidiary and does not include rest of world revenue sold by the United States operation.  We evaluate the performance of and allocate resources to each of the segments based on their operating results.

Our Solution

Our technology-enabled services allow customers in a service or distribution network to: (i) increase revenues by selling products online; (ii) efficiently market to their customers and prospects; (iii) manage and nurture customers and prospects; and (iv) conveniently reference parts, service bulletins and other technical information.

Our combined portfolio of services helps the full equipment distribution and service channel – manufacturers, distributors, and dealers – to realize increased revenue, improved efficiency and greater customer satisfaction. Manufacturers and distributors implement our technology-enabled services and leverage our approximately 18,000 dealer relationships to better communicate with and service their dealer networks. Dealers rely on our technology-enabled services and our extensive network of manufacturer and distributor connections to access parts, service and warranty data, as well as important marketing materials. Dealers also rely on our website, lead management and other technology-enabled services to connect with their current and prospective customers, thereby fostering sales.

Today, we realize revenue from three primary categories of technology-enabled services: (i) electronic catalogs for publishing, viewing and interacting with technical reference information about equipment; (ii) lead management services, designed to help dealers grow their businesses and increase profitability through efficient marketing of their products; and (iii) websites with eCommerce capabilities designed to generate sales through the sites and provide information to consumers in the dealers’ local areas.

Index

Electronic Catalogs

Our electronic catalog services enable manufacturers to quickly and easily publish and update parts and technical reference information pertaining to their products.  Distributors and dealers can in turn view and interact with this information to support the sales and service of equipment. As of July 31, 2010 our electronic catalog services portfolio encompassed three core services: PartSmart®, PartSmart Web™ and PartStream™.  We derived 58.0% of our revenues from subscriptions to, and support for, our electronic catalog services in fiscal 2010.

PartSmart®, our CD-based electronic parts catalog, is used by approximately 18,000 dealers worldwide in the outdoor power, power sports, marine and agriculture industries to increase productivity by reducing parts lookup time by more than 50%.  PartSmart® integrates with more than 85 of the leading dealer business management systems.  We also provide a version of our PartSmart® product to the appliance industry, known as PartSmart® IPL.

PartSmart Web™ is used by distributors and manufacturers to provide their dealers with access to parts and pricing information via the Internet.

PartStream™ is a modular, consumer-focused illustrated parts lookup application that integrates with existing website platforms and shopping carts and allows consumers to quickly identify the desired part, add the part to their electronic shopping cart and check out.  It leverages ARI’s parts content, delivering it to PartStream users on demand from ARI servers.

Lead Management Services

Our award-winning lead management services are provided through Footsteps™.  Footsteps™ helps dealers follow-up on incoming leads more quickly and professionally. The product is used as a complete database of customers and prospects, and manages the dealer to customer relationship from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.  Footsteps™ accounted for approximately 4.5% of our revenues in fiscal 2010.

Website Solutions

Our website solutions include WebSiteSmart Pro®, eXceleratePro™ and eXceleratePro™ 2, and LeadStorm™, which are used by more than 1000 dealers in the outdoor power, power sports, marine and RV industries to connect with customers and increase revenues 24 hours a day, 7 days a week.  eXceleratePro™ and eXceleratePro™ 2 provide dealers and manufacturers in the marine and RV industries with a compelling, informative website that is easy to maintain to engage prospects and generate leads and, ultimately, increase dealership traffic, sales and profits.  eXceleratePro™ Mobile allows customers’ websites to be fully functional on smart mobile phones.  LeadStorm™ is used by marine and RV dealers to showcase their inventory 24 hours a day, 7 days a week with customizable website designs.  Website services accounted for 24.7% of revenues in fiscal 2010.

Other Services

In addition to electronic catalog, lead management and website services, we also offer a suite of complementary technology-enabled services.  These services include: SearchEngineSmart™, which provides dealer and distributor customers the opportunity for paid advertising on all major search engines so that potential consumers will be directed to the dealers’ websites; professional services for the customization of software and website solutions; website hosting; and document transfer and communication services to customers in the manufactured equipment and agricultural inputs industries.  On a combined basis, these other services accounted for 12.8% of fiscal 2010 revenues.

Our Strategy

Our mission is to be recognized in each market we serve as the leader in creating, marketing and supporting solutions that enhance revenue and reduce costs for our customers. To do this, our technology-enabled services create connections between manufacturers, distributors, dealers and their end-customers. Key elements of our strategy include:

Deepening relationships with our existing customer base to foster organic growth

We believe there is a significant opportunity to leverage our relationships with existing customers. We believe that our catalog services are highly penetrated in the outdoor power, power sports (including motorcycles), marine, and appliances vertical markets, both in terms of dealers and catalog titles. As dealers continue to realize the benefits of our services, and the ease of doing business with us, we believe we can leverage our presence and these relationships to sell additional services, including websites and lead management services, to these customers. We will also continually seek opportunities to develop and deploy new technology-enabled services that enable our customer to be more successful.

Index

Continually enhancing our core services to foster new sales and subscription renewals

To maintain and enhance the current base of business and to continue to cross-sell and renew service subscriptions for our newer lead management, website, and other technology-enabled services, we target a renewal rate of approximately 90% on existing dealer electronic catalog subscriptions. To facilitate this renewal rate, we designed our services to easily accommodate new features and functions. While we historically have maintained high renewal rates, this fiscal year we saw increased turnover in our client base (commonly referred to as “churn”). We believe that this “churn” reflects poor overall economic conditions and specifically: i) attrition in the dealer body (dealers going out of business); and ii) customers electing to delay renewing or deciding to not renew their subscriptions in an effort to minimize their cost structure.  While we cannot control the number of customers going out of business, we are focusing on giving customers even greater value for their money by including an even more robust set of functions and features in our products. As an example, this fiscal year we made a decision to subscribe to the methodologies prescribed by agile software development, and have realigned our internal teams accordingly to enable us to follow an iterative, quick (one to four week), product development process. With more frequent, market-driven, service upgrades, we believe that customers will continue to purchase additional subscriptions, renew their existing subscriptions and upgrades to new releases.

Refining our organization and processes to drive innovation and efficiency

It is critical that we achieve economies of scale and continue to refine our organization and processes to support not only efficiency, but innovation. Specific to this area, and in addition to the implementation of agile software development processes, we made significant upgrades to our publishing and implementation capabilities.  Entering into fiscal 2011 we implemented a revised corporate incentive compensation structure, which aligns the compensation paid throughout the entire organization to the Company’s strategic and financial objectives.

Sales, Marketing and Customer Support

We organize our sales and marketing programs by product and by geographic regions, including North America and Europe.

Direct Sales

We sell subscriptions to our services primarily through our direct sales force, which is composed of inside sales, consisting of personnel who sell to dealers primarily by phone, and field sales personnel, who focus their efforts on manufacturers and distributors.  Our sales teams are supported by marketing personnel who help to identify leads and execute the organization’s marketing strategy.

Marketing

Our marketing strategy is to continue to elevate and communicate our brand and service offerings, and generate demand. We use a variety of marketing programs to target and build relationships with our prospective and current customers and partners.  Our primary marketing activities include:

●	participation in dealer meetings, trade shows and industry events to create awareness, build our lead database and develop relationships;
●	search engine marketing and online and print direct marketing to generate awareness and action;
●	ongoing website development to educate prospects and provide product information, testimonials, live demonstrations and marketing collateral;
●	email and phone campaigns used to capture leads;
●	use of customer testimonials; and
●	sales tool kits and field marketing training to enable our sales organization to more effectively develop leads and close transactions.

Customer Service and Support

Customer support is essential to retaining and growing our customer base.  We maintain customer support operations in each of the Company’s four locations.  Our support representatives are available via telephone or email, and respond to general customer inquiries.

International Sales

We sell direct into international markets through our Netherlands-based European operation.  We also generate international sales indirectly through sales of our services to North American customers with international operations.  We expect international markets to provide increased opportunities for our services in the future. Our strategy is to adapt our success in the U.S. electronic catalog services market to our European-based customers through a combination of direct and indirect business relationships with dealers and manufacturers. We believe this will position us for growth, by leveraging what we do well while being responsive to the local operating requirements within the various European countries.

Index

Competition

The markets for our electronic catalog, lead management and website services are competitive, rapidly evolving, and subject to changing technology, shifting customer needs and frequent introduction of new products and services. While the competitive environment is formidable, we benefit from our focus on core vertical markets and our relationships within and expert knowledge of those markets.

Our principal competitive advantages include:

●	our direct relationships with approximately 18,000 dealers, 125 manufacturers and 150 distributors;
●	our company stability, offering more than 25 years of servicing the equipment industry;
●	our core, established electronic catalog service line, which enables multi-line dealers to easily access catalogs from one single software platform;
●	the breadth and depth of our published data;
●	the eCommerce capabilities of our technology-enabled services; and
●	our relationships with more than 85 dealer business management system providers.

We believe that our competitive advantages will enable us to compete effectively and sustainably in our core markets.

Competition for our products and services varies by product and by vertical market. No single competitor today competes with us on every product and service in each of our industry verticals. In electronic catalogs, we compete primarily with Snap-on Business Solutions (“Snap-on”). Snap-on designs and delivers electronic parts catalogs, accessory sales tools, and manufacturer network development services, primarily to the automotive, power sports, outdoor power, construction, agriculture and mining markets. In addition, there are a variety of smaller companies focused on one or two specific industries.

In lead management, websites and eCommerce, our two most direct competitors are PowerSports Network, owned by Dominion Enterprises, and 50 Below. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our common industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.

Given the current pace of technological change, it is possible that unidentified competitors could emerge, existing competitors could merge and/or obtain additional capital, thereby making them more formidable, or new technologies could come on-stream and potentially threaten our position.

Intellectual Property

We rely on various intellectual property laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.  We have two registered trademarks in the U.S. and elsewhere: PartSmart and WebsiteSmart Pro.  We also use numerous unregistered trademarks.

Employees

As of July 31, 2010, we had approximately 147 employees.  Of these, 54 are involved in customer operations and support, 41 are in sales and marketing, 28 are engaged in maintaining or developing software and providing software customization services and 24 are involved in general and administration functions.  None of these employees is represented by a union.

Fiscal Year

ARI’s fiscal year ends on July 31st.  Any references throughout this document to fiscal 2010 or fiscal 2009 refer to the fiscal years ended July 31, 2010 and 2009, respectively.  Also note that the reference to the word “fiscal” has been removed from all tables throughout this document.

Index

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive officers as of October 15, 2010.  The officers serve at the discretion of the Board of Directors.

Name	Age	Capacity Served
Roy W. Olivier	51	President, Chief Executive Officer and Director

Brian E. Dearing	55	Chairman of the Board, Chief Corporate Development and Strategy Officer, Interim Chief Financial Officer, Treasurer and Secretary

Michael T. Tenpas	42	Vice President of Global Sales and Marketing

Roy W. Olivier

Mr. Olivier was appointed President and Chief Executive Officer of the Company in May 2008, after having served in the capacity of Vice President of Global Sales and Marketing of the Company since September 2006.  Prior to joining ARI in 2006, Mr. Olivier was a consultant to start-up, small and medium-sized businesses.  Until December 2001, he was Vice President, Sales & Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Prior to that, Mr. Olivier held various sales and marketing executive and managerial positions with companies in the telecommunications and computer industries, including Multicom Publishing, Inc., BusinessLand and PacTel.

Brian E. Dearing

Mr. Dearing is the Chairman of the Board, Chief Corporate Development and Strategy Officer, Interim Chief Financial Officer, Treasurer and Corporate Secretary of the Company.  He has been a director of ARI since 1995 and was elected Chairman of the Board of Directors in 1997.  Mr. Dearing served as the Company’s President and Chief Executive Officer from 1995 until May 2008.  Prior to joining ARI in 1995, Mr. Dearing held a series of executive positions within the U.S. and Europe in the eCommerce business of Sterling Software, Inc.  Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services.  Mr. Dearing holds a Masters Degree in Industrial Administration from Krannert School of Management at Purdue University and a Bachelor of Arts degree in Political Science from Union College.

Michael T. Tenpas

Mr. Tenpas joined ARI as Vice President of Global Sales and Marketing in July 2008.  For the twelve years prior to joining ARI, Mr. Tenpas worked for Norlight Telecommunications, Inc. in Brookfield, Wisconsin, starting as a senior account executive in 1996, and then serving in a number of other sales roles, culminating in his promotion to Executive Vice President and General Manager of Norlight Data Centers, Inc. Mr. Tenpas earned a Bachelor of Science degree in Business Management from the University of Phoenix.

Available Information

You can obtain copies of our 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at www.arinet.com as soon as reasonably practical following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting us at our office address listed above.

Index

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Continued unfavorable economic conditions or reduced investments in technology-enabled services spending may harm our business.

Our business depends on the overall demand for technology services spending, and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results and financial condition may be adversely affected. Our customers sell capital goods, which is highly dependent on the disposable income of end consumers.  Continued weak or volatile economic conditions, or a reduction in consumer spending may weaken our customers’ demand for electronic catalogs, websites, lead management or other technology-enabled services, or general information technology spending, which would likely harm our business and operating results in a number of ways, including longer sales cycles, potential lower prices for our services, reduced sales, and reduced subscription renewal rates.

We may become liable to our customers and lose customers if we have defects or disruptions in our service or if we provide poor service.

Because we deliver some of our technology as a service, errors or defects in the software applications underlying our service, or a failure of our hosting infrastructure, may make our services, in particular our eCommerce services, unavailable to our customers. Since our customers use our eCommerce services to facilitate their sales, any errors, defects, disruptions in service or other performance problems with our services, whether in connection with the day-to-day operation of our services, upgrades or otherwise, could damage our customers’ businesses.

Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

●	we and our users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others;
●
unauthorized access may jeopardize the security of confidential information stored in our computer systems and our customers’ computer systems, which may result in liability to our customers and also may deter potential customers;

●	we may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information;
●	there may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of some of our products; or
●	eliminating computer viruses and alleviating other security or technical problems may require interruptions, delays or cessation of service to our customers.

If we have any errors, defects, disruptions in service or other performance problems with our services, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or litigation costs.

Our core markets and verticals are competitive, and if we do not compete effectively, our operating results may be harmed.

The markets for electronic catalog, websites, lead management and other technology-enabled services targeted at the equipment industry are competitive, and the eCommerce area, specifically, is rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to remain intense. In addition, increased competition generally could result in reduced sales, reduced margin or the failure of our services to achieve or maintain more widespread market acceptance. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical market or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; strength of customer relationships; and financial resources of the vendor. To compete effectively, we also must be able to more frequently update our services to meet market demand.

Our principal competitors include Snap-on Business Solutions, 50 Below and Powersports Network. Some of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition within our target vertical markets, larger marketing budgets, as well as substantially greater financial, technical and other resources. If we are not able to compete effectively, our operating results will be harmed.

Index

Our operating results may fluctuate from quarter to quarter.

Because we recognize subscription revenue over the term of the applicable agreement, the lack of subscription renewals or new service agreements may not be reflected immediately in our operating results. The majority of our revenue in any given period is attributable to service agreements entered into during previous periods. A decline in new or renewed service agreements in any one period will not be fully reflected in our revenue in that period but will harm our revenue in future periods. As a result, the effect of significant downturns in sales and market acceptance of our services in a particular period may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable subscription term.

We expect that a portion of our revenue in the future will be derived from non-recurring fee income, which consists primarily of revenues from professional services such as software customization and training, software sales and one-time network installation fees.  The timing of receipt of this revenue is dependent upon several factors that we cannot predict.  These factors include:

●	the time required to close large license fee and development agreements (these agreements can be delayed due to customer requirements and decision-making processes);
●	the seasonality of certain sectors of the equipment industry in which we operate;
●	delays in the introduction of new products or services and their acceptance by customers; and
●	delays in delivering customized software to our customers.

Our costs are not entirely predictable and may vary from quarter-to-quarter due to acquisitions or non-recurring expenditures.  Cash flows may also vary from quarter to quarter, depending on the timing of disbursements and customer payments, which exhibit considerable seasonality. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.

A change in accounting standards or practices could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business and may increase our compliance costs.

Our business could suffer if we are unable to protect our intellectual property rights or are liable for infringing the intellectual property rights of others.

We regard our trademarks, proprietary technology and similar intellectual property as critical to our success, and we rely upon trademark law, trade secret protection, and confidentiality and license agreements with our employees, strategic partners, and others to protect our proprietary rights, which can have only limited effectiveness. The development of the Internet has also increased the ease with which third parties can distribute our intellectual property without our authorization.

We intend to pursue the registration of our material trademarks as necessary. We may not be entitled to the benefits of any such registration for an extended period due to the cost and delay in effecting such registration. In addition, effective protection may not be available in every country in which our products are available. Further, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, copyrights and other intellectual property rights of third parties by us and our licensees.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us. These claims, even if without merit, could require us to expend significant financial and managerial resources. Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content or pay financial damages, any of which could substantially increase our operating expenses. We also may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. In the future we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees. Any such claims could have a material adverse effect on our business, financial condition and operating results.

Index

We are dependent on our management and employees.

We are dependent on the services of our executive officers and other key employees. There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death or voluntary departure of one of our executive offers or other key employees, or that our business would not suffer material adverse effects as the result of the death or voluntary departure.  Further, the loss of the services of any one or more of these employees could have an adverse effect on our business. In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense. If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

Our common stock has a very limited trading market.

Our common stock is traded on the over-the-counter Bulletin Board LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our common stock has historically been extremely limited. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation.  This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and you may not be able to sell shares of our common stock when or at prices you desire.

Our shareholder rights plan may permit our board to block a takeover attempt and adversely affect the value of our common stock.

Our board of directors adopted a shareholder rights plan and declared a dividend of an associated right, which together are expected to have the effect of deterring any takeover of the Company that is not preceded by board approval of the proposed transaction.  The existence of such shareholder rights plan may deter potential tender offers for our common stock or other acquisition offers and may have the effect of delaying or preventing a change of control.

We may not be able to identify, acquire and successfully integrate acquisitions.

A key component of our growth strategy has been and will continue to be acquisitions and other business development opportunities that solidify or accelerate our market position in our core offerings and vertical markets.  The successful implementation of this strategy depends upon our ability to identify suitable acquisition candidates, acquire such businesses on acceptable terms, finance the acquisition and integrate their operations successfully into ARI. There can be no assurance that such candidates will be available or, if such candidates are available, that the price will be attractive or that we will be able to identify, acquire, finance or integrate such businesses successfully. In addition, in pursuing such acquisition opportunities, we may compete with other entities with similar growth strategies; these competitors may be larger and have greater financial and other resources than ARI. Competition for these acquisition targets could also result in increased prices of acquisition targets and/or a diminished pool of companies available for acquisition.

The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the clients of the acquired business; (ii) the lingering effects of poor client relations or service performance by the acquired business, which also may taint our existing business; (iii) the inability to retain the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale; (v) the inability to establish, implement or police ARI’s existing standards, controls, procedures and policies on the acquired business; (vi) diversion of management attention; and (vii) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.

The inability to identify, acquire, finance and successfully integrate acquisitions could have a material adverse effect on ARI or its estimated or desired business, income, growth or other condition and results.

Future acquisitions may result in dilution to existing shareholders.

The timing, size and success of acquisition efforts and any associated capital commitments cannot be readily predicted. Future acquisitions may be financed by issuing shares of common stock, cash, or a combination thereof.  To the extent our common stock is used for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders.

Index

We face risks with our international strategy.

Our business strategy includes increasing our presence in the non-U.S. equipment markets.  This strategy presents a number of special risks, including:

●	managing more geographically diverse operations;
●	dealing with currency fluctuations;
●	the increased costs of operation;
●	only having a small number of employees in these markets;
●	our dependence on value-added resellers and contractors to sell and service our products;
●	a much smaller and more concentrated current customer base; and
●	the assumption that U.S. international policy will remain favorable towards the countries in which we sell our products and services.

Our historical losses have resulted in our weak balance sheet.

While we have been profitable in recent years, we have experienced net losses in numerous fiscal years since our organization in 1981, resulting in an accumulated deficit of $92.0 million at July 31, 2010.  We may not be able to maintain profitability or increase profitability in the future.  As a result of our historical losses, our financial position has been weakened, and our ability to finance our growth is constrained.

We will require a significant amount of cash to service our indebtedness.  Our ability to generate cash depends on certain factors beyond our control.

Our ability to make principal and interest payments on our indebtedness and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash in the future. Our future operating performance and financial results will be subject, in part, to factors beyond our control, including dealer bankruptcies in the vertical markets we serve, and general economic, financial and business conditions. We cannot assure that our business will generate sufficient cash flow from operations or that future financing facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If we are unable to generate sufficient cash flow to service our debt, we may be required to:

●	refinance all or a portion of our debt or obtain additional financing, neither of which can be assured;
●	sell some of our assets or operations;
●	reduce or delay capital expenditures, research and development efforts and acquisitions; or
●	revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of the our various debt instruments.

Index

Item 2. Description of Properties

The table below summarizes ARI’s current facilities.  Management believes that the Company’s current facilities are suitable and sufficient to support present operations.

Description of Use	Location	Square Footage		Lease Expiration	Operating Segment

Corporate headquarters	Milwaukee, WI	16,300		July 2021	North America

Product development and professional services team	Cypress, CA	6,000		August 2011	North America

Marine and RV sales and support	Virginia Beach, VA	9,800		April 2011	North America

Vacant space (1)	Colorado Springs, CO	5,200		March 2011	North America

European sales and support	Leiden, The Netherlands	200 m	2	April 2015	Netherlands

(1) All future rents have been fully accrued as of July 31, 2010.

Item 3. Legal Proceedings

None.

Item 4. [Removed and Reserved for Future Use]

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

Fiscal Quarter Ended:	High	Low
10/31/2008	$1.42	$0.60
1/31/2009	$1.18	$0.60
4/30/2009	$1.01	$0.60
7/31/2009	$1.16	$0.62
10/31/2009	$1.07	$0.55
1/31/2010	$1.10	$0.63
4/30/2010	$1.00	$0.70
7/31/2010	$0.84	$0.61

As of October 15, 2010, there were approximately 897 holders of record of ARI common stock.  We have not paid cash dividends to date and have no current intention to pay cash dividends.

During fiscal 2010, the Company did not repurchase any of its equity securities.

On April 27, 2009, the Company acquired substantially all of the assets of Channel Blade Technologies (“Channel Blade”).  Pursuant to the terms of the Asset Purchase Agreement, the Company issued 615,385 shares of common stock as a portion of the consideration paid.

The Company believes that this transaction was exempt from registration requirements pursuant to Section 4(2) of the Securities Act, as amended.  The recipient of the shares of our common stock in this transaction represented its intention to acquire the shares for investment purposes only and not with a view towards distribution, and appropriate legends were affixed to the share certificates.

Index

Item 6. Selected Financial Data

The following tables set forth certain financial information with respect to the Company for each of the previous five fiscal years, which includes information derived from ARI’s audited financial statements and notes thereto for fiscal 2010 and fiscal 2009.  The reports, thereon, of Wipfli LLP are included elsewhere in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the aforementioned Financial Statements and Notes.  All amounts are in thousands, except per share data.

Statement of Income Data

	2010	2009	2008	2007	2006
Net revenue	$21,484	$17,560	$16,917	$15,435	$14,002
Gross profit	17,131	14,160	14,046	12,716	12,001
Gross margin	79.7%	80.6%	83.0%	82.4%	85.7%
Net operating expenses	16,626	13,051	13,225	12,551	9,932
Operating income	505	1,109	821	165	2,069
Other expense	(630)	(221)	(28)	(60)	(59)
Income (loss) from continuing operations before provision for income taxes	(125)	888	793	105	2,010
Income tax benefit (expense)	1,294	(123)	590	(4)	1,200
Income from continuing operations	1,169	765	1,383	101	3,210
Discontinued operations	(392)	(341)	-	-	-
Net income	$777	$424	$1,383	$101	$3,210

Earnings per share:
Income from continuing operations:
Basic	$0.15	$0.11	$0.21	$0.02	$0.52
Diluted	$0.15	$0.11	$0.20	$0.02	$0.49

Net income:
Basic	$0.10	$0.06	$0.21	$0.02	$0.52
Diluted	$0.10	$0.06	$0.20	$0.02	$0.49

Other Financial Data
	2010	2009	2008	2007	2006
Amortization of capitalized software products	$1,054	$876	$764	$800	$648
Depreciation and amortization	1,640	1,054	727	631	382
Capital expenditures	541	636	119	639	669
Software development costs	1,340	759	524	358	630

Index

Balance Sheet Data

	As of July 31st:
	2010	2009	2008	2007	2006
Cash and cash equivalents	$938	$650	$1,086	$1,050	$3,584
Working capital deficit	(3,692)	(4,246)	(5,475)	(5,221)	(3,357)
Net capitalized software product costs	2,395	2,397	1,596	1,606	1,468
Total assets	19,777	18,607	12,193	9,927	9,436

Current portion of debt and lease obligations	192	226	771	1,031	1,400
Long term debt and lease obligations	5,338	5,115	349	484	580
Total shareholders’ equity (deficit)	5,219	4,187	2,896	718	(312)

Cash Flow Data

	2010	2009	2008	2007	2006
Net cash provided by (used for):
Operating activities	$1,624	$2,745	$2,027	$1,144	$2,375
Investing activities	(1,891)	(2,219)	(1,651)	(2,174)	(1,299)
Financing activities	550	(968)	(353)	(1,491)	(1,143)

Pro Forma Operating Results

The following table compares fiscal 2010’s summary results of operations to the fiscal 2009 unaudited pro forma results of operations, which assumes the Channel Blade acquisition occurred at the beginning of fiscal 2009.  Refer to Note 5 of the consolidated financial statements for further discussion.

		(Unaudited)
		Pro Forma
	2010	2009

Net revenues	$21,484	$20,998
Operating income	505	76
Loss from continuing operations before provision for income taxes	(125)	(670)

Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our results of operations and financial condition should be read together with our audited consolidated financial statements for fiscal 2010 and fiscal 2009, including the notes thereto, which appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, which as previously identified are subject to the safe harbors created under the Securities Act and Exchange Act.

Overview

ARI was presented with many challenges during the past year.  Through addressing these challenges, management continued to develop a much deeper understanding of the key drivers within our markets as well as our customers’ perceptions of value. Despite these challenges, we continued to grow revenues and remain profitable, and we believe we have implemented the right strategy for continued growth and improved profitability into the future.  Throughout this analysis, we will discuss these challenges and their impact on fiscal 2010’s results of operations, what we learned from these challenges, our plans to address each of them, and our future expectations resulting from our strategy.

One of the challenges over the past year was the integration of our April 2009 acquisition of Channel Blade.  As we anticipated, a lot of time, energy, and management attention were given to the integration throughout the year, which reduced the amount of time available for other priorities.  Although much of the integration efforts are behind us, our efforts related to the integration of the combined technology infrastructure, which includes the move to one common software platform, will continue into fiscal 2011 and will drive additional cost savings going forward.

During the latter half of fiscal 2010 we began to experience an increase in the rate of customer attrition (known throughout the industry as “churn”), which management attributes to several critical factors, both within and outside of our control.  During the year we undertook a study to better understand the reasons for the churn and discovered that a significant portion of the churn was driven by dealer and manufacturer closures and bankruptcies, which are the combined result of the current state of the economy and the nature of the vertical markets we serve.  Unfortunately, these factors are outside our span of control.  We also discovered reasons ancillary to the current economic conditions that have caused our customers to delay or not renew their subscriptions. Management believes that we can control the amount of churn related to these factors by reinforcing our value proposition to our customers and by further increasing that value proposition through the release of product upgrades and new services.  Management has made increasing this value proposition a high priority for fiscal 2011.  In an effort to better help ARI focus on these issues, we undertook a workforce reduction and business improvement initiative in our fiscal fourth quarter, which will be discussed in further detail below.

ARI produced net income of $777,000 in fiscal 2010, compared to $424,000 in fiscal 2009.  The increase in earnings was the result of income tax benefits recognized due to a change in estimate of our deferred tax asset valuation allowance.  These tax benefits were offset by losses from ARI F&I Services LLC (“AFIS”), which was sold in July 2010 and has been classified as a discontinued operation, an increase in interest expense, as well as certain restructuring charges incurred in the fiscal fourth quarter.  Each of these items will be discussed separately later in this section.  We incurred a loss from continuing operations before tax of $125,000 in fiscal 2010, compared to fiscal 2009 income before tax of $888,000.  This decline was driven by an increase in interest expense, an increase in depreciation and amortization, as well as the restructuring charges incurred in the fourth quarter.

When compared to fiscal 2009’s pro forma results of operations, which assumes that the acquisition of Channel Blade occurred August 1, 2008, the Company’s operating income increased from $76,000 in fiscal 2009 to $505,000 in fiscal 2010, and income from continuing operations before provision for income taxes improved from a loss of $670,000 in fiscal 2009 to a loss of $125,000 in fiscal 2010.  Management attributes this improvement to the progress made integrating the acquisition.  Further integration still remains, particularly with respect to the combined technology infrastructure, and management expects further synergies to result from these efforts.

Net operating expenses increased to $16,626,000 in fiscal 2010 from $13,051,000 in fiscal 2009.  This increase is due to the addition of Channel Blade’s operations, including the amortization of intangible assets recorded as part of the accounting for the purchase, as well as restructuring costs of $437,000 incurred in the fiscal fourth quarter.  When compared to fiscal 2009’s pro forma results of operations, operating expenses declined by $212,000; excluding restructuring charges incurred in the fourth quarter, this decline would have been more significant.  Cost control has been an area of increased focus for management over the past fiscal year in light of the challenges we have faced, including the increased in customer churn.

In July 2010 the Company undertook a workforce reduction and business improvement initiative, which included the divestiture of AFIS, the write off of certain assets related to non-core operations, and a headcount reduction.  The Company incurred restructuring charges of $437,000 related to this initiative.  The results of operations of AFIS were reclassified as a discontinued operation in the Company’s consolidated financial statements.  Also in July 2010, we recognized a significant tax benefit resulting from an increase in our estimate of the future realizability of net operating loss carryforwards.  Refer to Note 11 of the consolidated financial statement for further discussion.

Index

At July 31, 2010, we had cash balances of $938,000, versus $650,000 at July 31, 2009.  This increase in cash was primarily the result of additional borrowing on the Company’s line of credit in order to help fund our investments in software development and publishing.  Due to the nature of our business, the Company typically maintains a working capital deficit.  A large percentage of our subscription based revenues is paid in advance, resulting in the recognition of a deferred revenue liability.  The Company anticipates continued sufficient cash flow from operations to execute our plans.

Net Revenues and Gross Margins

The table below summarizes the Company’s net revenues, gross profit and gross margin by major product category for fiscal 2010 and fiscal 2009.

	2010	2009	Percent Change
Catalog
Revenue	$12,474	$11,953	4.4%
Cost of revenue	1,621	1,746	-7.2%
Gross profit	10,853	10,207	6.3%
Gross margin percentage	87.0%	85.4%
Website
Revenue	5,305	3,156	68.1%
Cost of revenue	1,012	704	43.8%
Gross profit	4,293	2,452	75.1%
Gross margin percentage	80.9%	77.7%
Lead management
Revenue	961	64	n/m
Cost of revenue	120	1	n/m
Gross profit	841	63	n/m
Gross margin percentage	87.5%	98.4%
Other
Revenue	2,744	2,387	15.0%
Cost of revenue	1,600	949	68.6%
Gross profit	1,144	1,438	-20.4%
Gross margin percentage	41.7%	60.2%
Total
Revenue	21,484	17,560	22.3%
Cost of revenue	4,353	3,400	28.0%
Gross profit	$17,131	$14,160	21.0%
Gross margin percentage	79.7%	80.6%

Summary

We continued our trend of increasing revenues in fiscal 2010.  Revenues for the year were $21,484,000, an increase of 22.3% over fiscal 2009 revenues of $17,560,000.  Since 2006, the Company’s revenues have grown at a compounded annual growth rate of 11.3%.  The increase in fiscal 2010 revenues primarily resulted from two factors: (i) the realization of a full year of revenues from the April 2009 acquisition of Channel Blade; and (ii) revenues from our SearchEngineSmartTM (“SES”) product, which was introduced in fiscal 2009.

When compared to fiscal 2009’s pro forma results of operations, which for comparability purposes assumes the Channel Blade acquisition occurred at the beginning of fiscal 2009, revenues in fiscal 2010 grew approximately $486,000, or 2.3%.  Of this increase, $338,000 resulted from an increase in revenues recognized from the amortization of a deferred revenue liability recorded at the time of the acquisition.  We recognized revenues of approximately $800,000 in fiscal 2010 from the amortization of the liability, versus $462,000 in fiscal 2009.  As of July 31, 2010, substantially all of the deferred revenue liability has been amortized.  With the exception of the amortization of the deferred revenue liability, pro forma revenues remained essentially flat year over year.  It is important to note, however, that year over year organic growth for non-acquired products was 7.8%.

Despite the current economic conditions, we continued to experience strong new sales growth in fiscal 2010.  Unfortunately, much of this growth was offset by the aforementioned customer churn.  Management anticipates continued strong sales in fiscal 2011 and anticipates these sales will begin to generate recurring revenue growth as we address the issues impacting our customer churn.

Index

Catalog

Catalog revenues are generated from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and professional services related to data conversion.  Catalog revenues increased 4.4% in fiscal 2010, resulting from increased sales of our web-based catalog products, a change in our dealer catalog pricing model, and internal efforts to realize and collect subscription revenues on out of compliance software licenses.

Although catalog subscription renewals remain strong, the Company has experienced several significant trends related to our catalog business.  First, the availability of free content has been a source of customer attrition, especially in these tough economic times.  Although the free content comes with degradation in content quality and lack of value-added features, many of our dealer customers have been forced to cut significant costs out of their operations to combat the reduction in sales the past several years.  Another trend is the movement of our OEM customers from bulk content purchases to a “dealer direct” model.  Under the dealer direct model, the OEM provides us with its catalog content for publishing.  However, rather than paying ARI a lump sum subscription for all of its dealers, the OEM allows ARI to sell the content directly to its dealers.  The full impact of this trend has not been ascertained; however, the dealer direct model can also lead to increased revenues, depending upon the number of dealers to which we are able to sell our catalog products.

Management expects catalog subscriptions to remain the most significant source of revenues to the Company and anticipates modest growth in this category in the foreseeable future.

Websites

Website revenues are generated from start-up and recurring subscription fees on our website products, as well as commissions from our customers’ online sales generated via the websites.  Website revenues increased 68% in fiscal 2010.  This increase was the combined result of the acquisition of Channel Blade in April 2009 as well as organic growth.  We recognized twelve months of revenues on former Channel Blade products, or approximately $2,676,000, in fiscal 2010 versus three months, or $1,039,000, last year.  Revenues from ARI’s website products increased nearly 25% in fiscal 2010, which was driven by continued strong sales.

Despite the strong sales and year over year revenue growth, we experienced increased customer churn on our website products in fiscal 2010.  The reasons for this churn were previously discussed.  Management has begun several key initiatives, including the development and launch of major website product upgrades, to counteract the customer attrition experienced over the recent past.  Additionally, our sales and marketing group recently launched an internal customer retention initiative.  This internal team will work with existing customers to help the customer better understand and take advantage of the value proposition of our products. Management expects website revenues to remain relatively flat in fiscal 2011, due to the loss of revenues associated with the amortization of the deferred revenue liability, which generated approximately $800,000 of revenues in fiscal 2010.  However, we do expect continued sales growth from the website products and for these products to be a long-term source of growth for the Company.

Lead Management

Lead management revenues are generated from start-up and subscription fees for the use of the Company’s lead management product, Footsteps™, which was obtained with the acquisition of Channel Blade. Lead management revenues were just under $1,000,000 in fiscal 2010.  The fiscal 2010 lead management revenue growth was the result of recognizing a full year’s worth of revenue, versus three months in fiscal 2009, as well as new sales of the product.  Management anticipates continued significant growth in lead management revenues, stemming from both increased year over year sales as well as strong customer renewal rates.  Footsteps™ currently enjoys a dominant position in the marine and RV verticals; however, management believes that the product has applicability in ARI’s other key vertical markets as well and hopes to leverage this product in those vertical markets going forward.

Other Revenues

Other revenues are generated from the provision of internet marketing campaigns through our SES product, professional services related to software customization and website hosting fees, as well as other services.  The growth in other revenues in fiscal 2010 was driven by the increased sales of the SES product, which was new in fiscal 2009.  The growth in SES was partially offset by a significant decline in professional service revenues for custom software and website development.  Management anticipates significant continued growth from the SES product, as well as a continued decline in professional services revenue from customization projects as we have been focusing our sales efforts on our subscription-based recurring revenue products.

Index

Cost of Revenues, Gross Profit and Gross Margin

We classify as cost of revenues those costs that are directly attributable to the provision of services to our customers. These costs can be generally classified as follows:

Software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to our customers;

Direct labor, used in the provision of catalog and marketing professional services; and

Other direct costs, which represent amounts paid to third party vendors directly attributable to the services we provide our customers.

The table below breaks out fiscal 2010 and fiscal 2009 cost of revenues into each of these three expense categories (in thousands):

	2010	%	2009	%
Net revenues	$21,484		$17,560
Cost of revenues:
Amortization of capitalized software costs	1,054	4.9%	876	5.0%
Direct labor	1,395	6.5%	1,586	9.0%
Other direct costs	1,904	8.9%	938	5.3%
Total cost of revenues	4,353	20.3%	3,400	19.4%
Gross profit	$17,131	79.7%	$14,160	80.6%

Overall gross profit was $17,131,000 in fiscal 2010, versus $14,160,000 in fiscal 2009.  The gross profit increase was solely the result of the increase in revenues over this same period, as gross margin fell slightly.  Overall gross margin was 79.7% in fiscal 2010, which was approximately one percentage point lower than fiscal 2009.  This decline resulted from the increase in SES revenues.  Gross margin on this product is lower than on ARI’s subscription-based business, due to a higher amount of third party vendor costs incurred relative to ARI’s other products.  Excluding SES, overall gross margin in fiscal 2010 was 82.9%, a 1.6 percentage point increase over fiscal 2009.  A large portion of this increase was driven by the decline in direct labor costs.  The amount of direct labor costs incurred in fiscal 2009 were atypical and resulted from a significant amount of non-billable work performed, which did not reoccur in fiscal 2010.

Operating Expenses

The table below summarizes the Company’s operating expenses by expense category for fiscal 2010 and fiscal 2009 (in thousands).

	2010	% of Revenue	2009	% of Revenue	% Change
Sales and marketing	$4,786	22.3%	$3,419	19.5%	40.0%
Customer operations and support	3,469	16.1%	2,785	15.9%	24.6%
Software development and technical support (1)	1,415	6.6%	1,534	8.7%	-7.8%
General and administrative	4,879	22.7%	4,212	24.0%	15.8%
Restructuring	437	2.0%	-	0.0%	n/a
Depreciation and amortization (2)	1,640	7.6%	1,101	6.3%	49.0%
Net operating expenses	$16,626	77.4%	$13,051	74.3%	27.4%

(1)	Net of capitalized software development costs of $1,328 and $815 in fiscal 2010 and fiscal 2009, respectively.
(2)	Exclusive of amortization of software products of $1,054 and $876 in fiscal 2010 and fiscal 2009, respectively, which are included in cost of revenue.

Index

Summary

Overall operating expenses were $16,626,000 in fiscal 2010, an increase of $3,575,000, or 27.4%, over fiscal 2009.  This increase, which was experienced in essentially every expense classification, was primarily the result of our acquisition of Channel Blade in April 2009.  When compared to fiscal 2009’s pro forma results of operations, operating expenses declined $212,000 year over year.  Furthermore, excluding the restructuring charges incurred in the fourth quarter of fiscal 2010, the decline was $649,000.  Management attributes this decline to several key factors.  First, other than integration efforts related to the combined technology infrastructure, the integration of Channel Blade operations is essentially complete, and resulted in significant cost savings in fiscal 2010.  The data center consolidation efforts, which have begun in fiscal 2011, will generate additional cost savings beginning in fiscal 2012.

Second, given the relatively flat organic growth in fiscal 2010 as well as the customer renewal trends previously discussed, management focused on tightly controlling operating costs throughout the year.  We anticipate operating expenses to remain relatively flat going into fiscal 2011, as we will continue to seek opportunities for savings and efficiencies.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including sales commissions, for our sales and marketing employees, and also include the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses increased in fiscal 2010, primarily due to sales labor associated with the Channel Blade operations, but the increase also includes costs associated with a fiscal 2010 marketing and branding campaign.  Sales and marketing will continue to be one of our largest expenses, as we intend to continue to invest in sales and marketing to pursue new customers and expand relationships with our existing customers.  However, management expects sales and marketing costs to remain flat in fiscal 2011, and to gradually decline as a percentage of revenues over time.

Customer Operations and Support

Customer operations and support expenses are composed of server room operations, software maintenance agreements for our core network, and personnel and related costs for our customer support employees.  Customer operations and support costs increased in fiscal 2010, due to the costs associated with the Channel Blade operations.  Management expects customer operations and support costs to remain relatively flat in fiscal 2011, and to decline as a percentage of revenue in future years as we continue to consolidate our data centers into one centralized facility, while retaining the appropriate backup facilities.

Software Development and Technical Support

Software development and technical support expenses consist primarily of personnel and related costs for the design and development of our software products and for escalated technical support. Our development and technical support staff have three essential responsibilities, the accounting treatment of which varies dependent upon the work performed.  Costs associated with internal software development efforts are typically capitalized as software product costs and amortized over the estimated useful life of the product; professional services performed for customers related to software customization projects are classified as cost of revenues; and all other activities are considered operating expenses and included within the software development and technical support expense category.  The table below summarizes our software development and technical support costs in fiscal 2010 and fiscal 2009 (in thousands):

	2010	2009
Total software development and technical support costs	$4,138	$3,935
Less: amount capitalized as software development	(1,328)	(815)
Less: direct labor classified as cost of revenues	(1,395)	(1,586)
Net software development and technical support costs classified as operating expenses	$1,415	$1,534

We expect fluctuations in the amount of software development and technical support costs classified as operating expenses from period to period, as the mix of development and customization activities will change based on customer requirements, even if total software development and technical support departmental costs remain relatively constant.

Index

Although a large focus in fiscal 2010 was the integration of the Channel Blade acquisition, product enhancement and innovation remains a cornerstone of the Company’s strategy.  During fiscal 2010 we capitalized $1,328,000 of software development costs, versus $815,000 in fiscal 2009.  As discussed earlier, we anticipate several significant product upgrades and enhancements in fiscal 2011, which we expect will generate additional future revenues for the Company.  Management anticipates the level of spending on software development and technical support to remain relatively flat in fiscal 2011, and we will continue to strive to increase the amount of these costs spent on future product development.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs increased from $4,212,000 in fiscal 2009 to $4,879,000 in fiscal 2010.  The majority of this increase is due to the addition of Channel Blade operations; however, we also incurred consulting costs related to our Sarbanes Oxley related efforts during the year, elected to increase certain insurance coverages, and experienced increased bad debt expense due to the aforementioned bankruptcies, primarily in the marine industry.

As a percentage of revenues, general and administrative costs declined from 24.0% in fiscal 2009 to 22.7% in fiscal 2010.  This decline is due to the cost savings achieved from the integration of Channel Blade into ARI’s operations as well as a concerted effort by management throughout fiscal 2010 to manage spending tightly.  Management expects general and administrative expenses to remain relatively flat in fiscal 2011 and to continue to decrease, as a percentage of revenues, in fiscal 2011 and beyond as the business continues to grow and the Company leverages its reduced cost structure.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenues.  Depreciation and amortization expense increased nearly 50% in fiscal 2010, which was due to the additional depreciation expense recorded on fixed assets related to the Channel Blade operations, as well as the additional amortization expense from intangible assets recorded at the time of the Channel Blade acquisition.

Restructuring

As discussed previously, in July 2010 the Company undertook a workforce reduction and business improvement initiative, which included the divestiture of AFIS, the write off of certain assets related to non-core operations, and a headcount reduction.  The Company incurred restructuring charges of $437,000 related to this initiative.  The results of operations of AFIS were reclassified as a discontinued operation in the Company’s consolidated financial statements.  Details of the fiscal 2010 restructuring expense are below (in thousands):

Severance and related benefits	$147
Net future lease costs	101
Software and equipment dispositions	189
Total restructuring costs	$437

All remaining cash payments related to severance and net future lease costs will be expended in fiscal 2011.

Interest Expense

Interest expense was $649,000 in fiscal 2010, versus $214,000 last year.  The increase is primarily the result of the interest incurred on the $5,000,000 note payable related to the acquisition of Channel Blade, but also stems from an increase in the outstanding line of credit balance.

Income Taxes

We have unused net operating loss carryforwards for federal income tax purposes of approximately $17,862,000 expiring through 2020 and as such generally only incur alternative minimum taxes. We performed an assessment of the likelihood that net deferred tax assets will be realized from future taxable income at the end of our fiscal year and, as a result of this assessment, we increased the amount of our deferred tax asset, which was the primary reason we realized a tax benefit in fiscal 2010 of $1,294,000.  Refer to Note 11 of the consolidated financial statements for further discussion.

Index

Discontinued Operations

As part of our business improvement initiative at the end of fiscal 2010, AFIS, which offered dealer finance and insurance (“F&I”) services, was sold to F&I Smart LLC.  The divestiture resulted in a loss from discontinued operations of $1,000.  The results of operations of AFIS have been reflected as a discontinued operation in our consolidated financial statements for all periods presented.  The results of operations of AFIS were previously reported within the United States business segment.  The Company will continue to look for opportunities to divest any operations that management deems as non-essential to the Company’s core strategy.  The table below summarizes the results of operations of AFIS, by quarter, since the inception of the business in April 2009 (in thousands).

	Quarter Ended:			Quarter Ended:
	April 30,	July 31,	Fiscal	October 31,	January 31,	April 30,	July 31,	Fiscal
	2009	2009	2009	2009	2010	2010	2010	2010
Revenues	$11	$66	$77	$33	$21	$26	$56	$136
Cost of sales	-	12	12	3	2	4	4	13
Operating expenses	24	382	406	193	182	151	250	776
Operating loss	(13)	(328)	(341)	(163)	(163)	(129)	(198)	(653)
Loss on sale	-	-	-	-	-	-	(1)	(1)
Income tax benefit	-	-	-	-	-	-	262	262

Net loss	$(13)	$(328)	$(341)	$(163)	$(163)	$(129)	$63	$(392)

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements (in thousands).

	2010	2009
Net cash provided by operating activities	$1,624	$2,745
Net cash used in investing activities	(1,891)	(2,219)
Net cash provided by (used in) financing activities	550	(968)
Effect of foreign currency exchange rate changes on cash	5	6

Net change in cash	$288	$(436)

Cash at end of period	$938	$650

Cash

At July 31, 2010, the Company had a cash balance of $938,000, compared to $650,000 at July 31, 2009.  Management believes that current cash balances, as well as the existing availability under the Company’s line of credit with JPMorgan Chase, are sufficient to fund the Company’s needs over the next twelve months.

Net cash provided by operations declined in fiscal 2010, compared to fiscal 2009, due to several factors.  First, AFIS, which has subsequently been sold and classified as a discontinued operation, incurred an operating loss of approximately $653,000 in fiscal 2010.  Second, we incurred costs related to the integration of Channel Blade.  Although many of these costs were incurred in the first half of fiscal 2010, ongoing costs remain related to the consolidation of technology platforms.  Although we expect costs related to the integration of Channel Blade to continue throughout the first half fiscal 2011, management believes these efforts will provide the platform for growth in the Company’s core products, and will also provide our customers with a significant improvement in network performance and capacity.

Cash used for investing activities decreased in fiscal 2010, compared to fiscal 2009.  In fiscal 2009, ARI completed the acquisition of Channel Blade and AFIS completed the acquisition of PSOG.  There were no acquisitions in fiscal 2010.  However, we did increase our investment in software development in fiscal 2010.  Management expects cash used in investing activities to fluctuate from period to period based on the level of software development activities as well as the timing of acquisitions.

Index

The Company generated cash from financing activities of $550,000 in fiscal 2010, which resulted from additional borrowings on the line of credit as well as from proceeds from the lease financing for improvements made to our corporate office.  In fiscal 2009, the Company used $968,000 for financing activities, as the Company paid down debt and a portion of the outstanding balance on the line of credit.

Debt

We issued a $5,000,000 secured promissory note in connection with the April 27, 2009 acquisition of Channel Blade.  The annual interest rate on the note was 10% for the first year and 14% thereafter.  If we had pre-paid a minimum principal amount of $3,000,000 on or before April 27, 2010, the interest rate would have remained at 10% for the remainder of the note’s term.  Accrued interest only is due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments, which will include principal and interest, will then be due, commencing August 1, 2011.  Management anticipates that the Company will be able to make all payments due under the current provisions of the note.

We issued $700,000 of notes and $400,000 of future non-interest bearing contingent payments in connection with the January 26, 2007 acquisition of OC-Net, Inc. As of July 31, 2010, all outstanding amounts due on the note and all contingent payments have been made.

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

The note bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of July 31, 2010) plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  The interest rate is subject to a floor equal to the sum of (i) 2.5%; plus (ii) the quotient of: (a) the one month LIBOR rate divided by (b) one minus the maximum aggregate reserve requirement imposed under Regulation D of the Board of Governors of the Federal Reserve System (effective floor of 2.8% as of July 31, 2010). The agreement includes a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2012 and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring us to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which we were in compliance at July 31, 2010.  There was $1,025,000 and $500,000 principal outstanding on the line of credit at July 31, 2010 and July 31, 2009, respectively.  There was $975,000 remaining and eligible per the terms of the agreement on the line of credit at July 31, 2010.

Management believes that funds generated from operations will be adequate to fund the Company’s operations, investments and debt payments for the foreseeable future, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Acquisitions

Since 1995 the Company has had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, nine business acquisitions and one software asset acquisition have been completed.  All of these acquisitions have been fully integrated into the Company’s operations, except Channel Blade, our most recent acquisition, whose operations remain subject to a data center consolidation.

On April 27, 2009, the Company acquired substantially all of the assets of Channel Blade, the leading provider of websites, lead management and marketing automation solutions in the marine and RV markets. Consideration for the acquisition included approximately $500,000 in cash, 615,385 shares of the Company’s common stock at a market price of $0.75 per share, $765,000 of assumed liabilities and a $5,000,000 note payable.  The Company included the results of operations of Channel Blade for fiscal 2010 and a portion of fiscal 2009, in its consolidated financial statements.

In connection with the acquisition, the Company entered into one year employment agreements with Jon M. Lintvet and Charles Lewis (the “Employment Agreements”) to serve as Director of New Business Development and Director of Strategic Accounts- Marine and RV, respectively.  These Employment Agreements have expired and both individuals remain employees of the Company.

On April 17, 2009, AFIS acquired the assets of PSOG, valued at approximately $85,000, in partial satisfaction of its debt to ARI of approximately $185,000, $149,000 of which we purchased from Keybank National Association on April 16, 2009.  PSOG, located in Schenectady, NY and then led by Mark L. Taylor, had been offering outsourced F&I services to power sports, marine and RV customers in the Northeast United States since 1998.  In connection with the acquisition, AFIS entered into a three year employment agreement with Mr. Taylor to serve as Director of F&I Business Development. Effective March 8, 2010, ARI and Mr. Taylor terminated the employment agreement and entered into an arrangement pursuant to which Mr. Taylor continued to provide any necessary transitional services to the Company for six months following the effective date.  This agreement has expired.

Index

On July 27, 2010 ARI sold AFIS to F&I Smart LLC in a membership interest sale agreement (the “Subject Interests”).  The sales price of the Subject Interests is a contingent amount based on dealer revenue beginning July 28, 2010 and ending on August 28, 2013.  We have not accrued for any future contingent proceeds as we are not able to estimate the amounts at this time.  The Company recognized a $1,000 loss on the sale of AFIS in the fourth quarter of fiscal 2010.

Critical Accounting Judgments

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformance with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified as the most critical accounting policies and judgments those addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results.  For additional information, refer to Note 1 of the consolidated financial statements, which appear elsewhere within this report on Form 10-K.  Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information currently available.  Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company currently estimates a reserve for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  In fiscal 2010 and fiscal 2009 the Company increased its allowance for doubtful accounts due to various factors, including general economic conditions.

Impairment of Long-Lived Assets

Equipment and leasehold improvements, capitalized software product costs and other identifiable assets are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During fiscal 2010 and fiscal 2009, the Company disposed of equipment and leasehold improvements with a cost basis of $1,220,000 and $5,309,000, respectively and recorded a loss on disposal of $10,000 and $47,000, respectively.

In fiscal 2010, the Company incurred an impairment charge of $48,000 on capitalized software, with a cost basis of $208,000, which was disposed of, and an additional impairment charge of $141,000 on assets that are still in use.  These impairment charges are included in restructuring costs on the statement of operations.  The Company did not incur any software impairment charges in fiscal 2009.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax basis of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations.  We recognized a tax benefit of $1,294,000 from continuing operations in fiscal 2010, and a tax provision of $123,000 in fiscal 2009, both of which primarily resulted from a change in our estimated tax valuation allowance.

Index

Stock-Based Compensation

The Company uses the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures based on our historical experience.  Management reviews the critical assumptions used in the Black-Scholes model each quarter and adjusts those assumptions when necessary.

Goodwill and Other Intangible Assets

We periodically review the carrying value of goodwill to determine whether impairment may exist.  As fully described in Note 1 to the Consolidated Financial Statements, we test goodwill for impairment using a two-step process prescribed by GAAP. The first step of the test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We determined that there is a single reporting unit for the purpose of goodwill impairment tests.  We estimate the fair value of the reporting unit using various valuation techniques, with our primary techniques being a discounted cash flow valuation and control premium adjusted market capitalization. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including estimating future operating results, selecting a weighted average cost of capital to discount estimated future cash flows, anticipated long-term growth rates, and future profit margins.

Estimating the fair value of a reporting unit is an inherently subjective process.  Changes in assumptions, estimates, and other inputs could result in the indication of potential impairment of a portion of the recorded goodwill.  Management believes the assumptions, estimates, and other inputs used reflect their best efforts and are appropriate for valuing the reporting unit.  Step 1 of the goodwill impairment test indicated that goodwill was not impaired in fiscal 2010 or fiscal 2009.  As a result, step 2 of the test was not performed.

Impairment tests are also performed for those intangible assets with estimable useful lives if circumstances warrant a review.  Due to the restructuring in the fourth quarter of fiscal 2010, the Company performed an impairment test on intangible assets with definite lives using estimated future cash flows from these assets for the remainder of their useful lives.  There were no impairments to intangible assets with estimable useful lives in fiscal 2010 or fiscal 2009.

Quarterly Financial Data

The following table sets forth the unaudited results of operations for each of the eight quarterly periods ended July 31, 2010, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):
Quarterly Financial Data
(Unaudited - In thousands, except per share data)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Net revenues	$5,437	$4,169	$5,334	$3,955	$5,352	$4,155	$5,361	$5,281
Gross margin	4,486	3,440	4,361	3,223	4,233	3,387	4,052	4,110
Income from continuing operations	324	256	339	56	155	239	350	214
Discontinued operations	(163)	-	(163)	-	(129)	(13)	63	(328)
Net income (loss)	$162	$256	$176	$56	$26	$226	$413	$(114)

Basic and diluted income from continuing operations per common share:
Basic	$0.04	$0.04	$0.04	$0.01	$0.02	$0.03	$0.05	$0.03
Diluted	$0.04	$0.04	$0.04	$0.01	$0.02	$0.03	$0.05	$0.03

Basic and diluted net income per common share:
Basic	$0.02	$0.04	$0.02	$0.01	$0.00	$0.03	$0.05	$(0.02)
Diluted	$0.02	$0.04	$0.02	$0.01	$0.00	$0.03	$0.06	$(0.02)

Index

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2010.  Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the amendments to Rule 2-02(f) of Regulation S-X that exempts us from this attestation requirement based on our status as a non-accelerated filer.  We are required to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the year ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2010 Annual Meeting of Shareholders, and is incorporated herein by reference.

Index

PART IV

Item 15. Exhibits

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

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.
3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on August 18, 2003.
3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).
4.1	Non-Negotiable Secured Subordinated Promissory Note payable to Channel Blade Technologies Corp., incorporated by reference to the Company’s Form 8-K filed May 1, 2009.
4.2	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.
10.1*	1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended January 31, 1999.
10.2*	1993 Director Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-Q for the quarter ended January 31, 1999.
10.3
Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.

10.4*	Summary of Executive Bonus Arrangements (Fiscal 2007), incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.
10.5 *	Summary of Executive Bonus Arrangements (Fiscal 2010).
10.6	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-K for the year ended July 31, 2004.
10.7
Amendment to Credit Agreement dated February 15, 2005, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA., incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.8
Continuing Security Agreement dated July 9, 2004, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA., incorporated by reference to Exhibit 10.15 of the Company’s Form 10-KSB for the year ended July 31, 2004.

10.9	Line of credit note dated July 9, 2004 by the Company for $500,000, incorporated by reference to exhibit 10.16 of the Company’s Form 10-KSB for the year ended July 31, 2005.
10.10
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

10.12
Note Modification Agreement dated April 25, 2006 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000, incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.

10.13
First Amendment to Rights Agreement dated November 10, 2005, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 14, 2005.

Index

10.14
Amendment to Credit Agreement dated May 10, 2007, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA, incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 30, 2007.

10.15
Note Modification Agreement dated May 10, 2007, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA, incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 30, 2007.

10.16	Note Modification Agreement dated April 25, 2008, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA.
10.17	Credit Agreement Amendment dated April 6, 2009, incorporated by reference to Form 10-Q for the quarter ended April 30, 2009.
10.18	Credit Agreement Amendment dated April 8, 2010, between the Company and JP Morgan Chase Bank, NA, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 18, 2010.
10.19*	Change of Control Agreement dated April 1, 2006 between the Company and Brian E. Dearing, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.
10.20*
Change of Control Agreement dated September 13, 2006 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.

10.21*	Change of Control Agreement dated July 31, 2008 between the Company and Robert J. Hipp, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended July 31, 2008.
10.22*	Employment Agreement dated March 13, 2008 between the Company and Brian E. Dearing, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2008.
10.23*	Amendment to Employment Agreement between the Company and Brian E. Dearing dated May 5, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2010.
10.24*	Employment Agreement dated May 1, 2008 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 2, 2008.
10.25*	2000 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2008.
10.26*	Separation and Consulting Agreement dated June 16, 2009 between the Company and Kenneth S. Folberg, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 17, 2009.
10.27*	Employment Agreement dated February 25, 2009 between the Company and Michael Tenpas, incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended July 31, 2009.
10.28*	Change of Control Agreement dated July 31, 2008 between the Company and Michael Tenpas, incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended July 31, 2009.
21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2010.

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

/s/ Brian E. Dearing	October 29, 2010
Brian E. Dearing
Chairman of the Board

/s/ Roy W. Olivier	October 29, 2010
Roy W. Olivier
Director

/s/ Gordon J. Bridge	October 29, 2010
Gordon J. Bridge
Director

/s/ Ted C. Feierstein	October 29, 2010
Ted C. Feierstein
Director

/s/ William C. Mortimore	October 29, 2010
William C. Mortimore
Director

/s/ P. Lee Poseidon	October 29, 2010
P. Lee Poseidon
Director

Index

Report of Wipfli LLP,
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and Subsidiaries (the Company) as of July 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Wipfli LLP
Milwaukee, Wisconsin
October 29, 2010

Index

Consolidated Financial Statements

ARI Network Services, Inc.
Years ended July 31, 2010 and 2009

Index

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands, Except per Share Data)

	July 31 2010	July 31 2009
Current assets:
Cash and cash equivalents	$938	$650
Trade receivables, less allowance for doubtful accounts of $565 and $410 at July 31, 2010 and 2009, respectively	1,359	1,352
Work in process	133	156
Prepaid expenses and other	481	321
Deferred income taxes	2,600	2,544
Total current assets	5,511	5,023
Equipment and leasehold improvements:
Computer equipment	1,883	1,827
Leasehold improvements	506	463
Furniture and equipment	1,970	2,479
	4,359	4,769
Less accumulated depreciation and amortization	2,433	2,827
Net equipment and leasehold improvements	1,926	1,942
Capitalized software product costs:
Amounts capitalized for software product costs	15,919	14,886
Less accumulated amortization	13,524	12,489
Net capitalized software product costs	2,395	2,397
Deferred income taxes	1,616	110
Other long term assets	63	59
Other intangible assets	2,827	3,637
Goodwill	5,439	5,439
Total assets	$19,777	$18,607

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Balance Sheet
(Dollars in Thousands, Except per Share Data)

	July 31 2010	July 31 2009
Current liabilities:
Current borrowings on line of credit	$1,025	$500
Current portion of notes payable	-	117
Accounts payable	490	788
Deferred revenue	5,270	5,523
Accrued payroll and related liabilities	1,322	1,421
Accrued taxes	60	82
Other accrued liabilities	844	729
Current portion of capital lease obligations	192	109
Total current liabilities	9,203	9,269
Non-current liabilities:
Notes payable	5,000	5,000
Long-term portion of accrued compensation	17	36
Capital lease obligations	338	115
Total non-current liabilities	5,355	5,151
Total liabilities	14,558	14,420

Shareholders’ equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2010 and 2009, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2010 and 2009, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,768,921 and 7,693,510 shares issued and outstanding at July 31, 2010 and 2009, respectively	8	8
Common stock warrants and options	983	816
Additional paid-in-capital	95,748	95,681
Accumulated deficit	(91,507)	(92,284)
Other accumulated comprehensive loss	(13)	(34)
Total shareholders’ equity	5,219	4,187
Total liabilities and shareholders’ equity	$19,777	$18,607

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	2010	2009
Net revenue	$21,484	$17,560
Cost of revenue	4,353	3,400
Gross profit	17,131	14,160
Operating expenses:
Sales and marketing	4,786	3,419
Customer operations and support	3,469	2,785
Software development and technical support (net of capitalized software product costs)	1,415	1,534
General and administrative	4,879	4,212
Restructuring	437	-
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	1,640	1,101
Net operating expenses	16,626	13,051
Operating income	505	1,109
Other income (expense):
Interest expense	(649)	(214)
Other, net	19	(7)
Total other income (expense)	(630)	(221)
Income (loss) from continuing operations before provision for income tax	(125)	888
Income tax benefit (expense)	1,294	(123)
Income from continuing operations	1,169	765
Discontinued operations, net of tax	(392)	(341)
Net income	$777	$424

Income from continuing operations per common share:
Basic	$0.15	$0.11
Diluted	$0.15	$0.11

Net income per common share:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands)

	Common Stock
	Shares Issued and Outstanding	Par Value	Warrants & Options	Paid in Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Total Shareholders’ Equity

Balance July 31, 2008	6,971,927	$7	$501	$95,148	$(92,708)	$(52)	$2,896
Stock-based compensation	-	-	315	-	-	-	315
Issuance of common stock under company 401(k) plan	32,955	-	-	45	-	-	45
Issuance of common stock under executive bonus plan	8,642	-	-	8	-	-	8
Issuance of common stock from exercise of stock options	60,242	-	-	16	-	-	16
Issuance of common stock under stock purchase plan	4,359	-	-	4	-	-	4
Issuance of common stock related to acquisitions	615,385	1	-	460	-	-	461
Net Income	-	-	-	-	424	-	424
Foreign currency translation adjustments	-	-	-	-	-	18	18
Comprehensive income	-	-	-	-	424	18	442
Balance July 31, 2009	7,693,510	$8	$816	$95,681	$(92,284)	$(34)	$4,187
Stock-based compensation	-	-	167	-	-	-	167
Issuance of common stock under company 401(k) plan	58,332	-	-	52	-	-	52
Issuance of common stock under executive bonus plan	10,495	-	-	10	-	-	10
Issuance of common stock under stock purchase plan	6,584	-	-	5	-	-	5
Net Income	-	-	-	-	777	-	777
Foreign currency translation adjustments	-	-	-	-	-	21	21
Comprehensive income	-	-	-	-	777	21	798
Balance July 31, 2010	7,768,921	$8	$983	$95,748	$(91,507)	$(13)	$5,219

Shareholders’ Equity Includes cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding for all periods presented.

Shareholders’ Equity includes junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding for all periods presented.

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	2010	2009
Operating activities
Net income	$777	$424
Adjustments to reconcile net income to net cash provided by operating
Amortization of software products	1,054	876
Impairment of software products	189	-
Amortization of deferred financing costs, debt discount and excess carrying value over face amount of notes payable	-	8
Depreciation and other amortization	1,640	1,054
Loss on disposal of equipment	10	47
Allowance for investment in Bank Note	-	127
Loss on disposal of discontinued operations	1	-
Provision for bad debt allowance	287	111
Deferred income taxes	(1,562)	88
Stock based compensation related to stock options	167	315
Stock issued as contribution to 401(k) plan	52	45
Net change in assets and liabilities:
Trade receivables	(301)	124
Work in process	10	108
Prepaid expenses and other	(160)	89
Other long term assets	(4)	(5)
Accounts payable	(288)	137
Deferred revenue	(253)	(859)
Accrued payroll and related liabilities	(87)	352
Accrued taxes	(22)	2
Accrued vendor specific liabilities	-	-
Other accrued liabilities	114	(298)
Net cash provided by operating activities	1,624	2,745
Investing activities
Purchase of equipment, software and leasehold improvements	(541)	(636)
Cash paid for goodwill and intangible assets related to acquisitions	-	(645)
Cash surrendered in disposal of discontinued operations	(10)	-
Cash paid for other net assets related to acquisitions	-	(123)
Software developed for internal use	(99)	(56)
Software development costs capitalized	(1,241)	(759)
Net cash used in investing activities	(1,891)	(2,219)
Financing activities
Borrowings (repayments) under line of credit	525	(200)
Payments under notes payable	(117)	(684)
Proceeds from capital lease obligations incurred	300	-
Payments of capital lease obligations	(163)	(104)
Proceeds from issuance of common stock	5	20
Net cash provided by (used in) financing activities	550	(968)
Effect of foreign currency exchange rate changes on cash	5	6
Net change in cash and cash equivalents	288	(436)
Cash and cash equivalents at beginning of period	650	1,086
Cash and cash equivalents at end of period	$938	$650
Cash paid for interest	$474	$211
Cash paid for income taxes	$89	$28

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$170	$-
Accrued liabilities related to purchase of computer equipment	-	86
Issuance of common stock in connection with acquisitions	-	461
Debt issued in connection with acquisitions	-	5,000
Accrued liabilities assumed in connection with acquisitions	-	1,691
Net current assets and liabilities surrendered in sale of discontinued operations	9	-
Issuance of common stock related to payment of executive compensation	10	8

See accompanying notes

Index

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI”) provides technology-enabled services that help dealers, distributors and manufacturers worldwide enhance revenue and reduce costs.  Our technology-enabled services allow customers in a service or distribution network to: (i) conveniently reference parts, service bulletins and other technical information; (ii) manage and nurture customers and prospects; (iii) efficiently market to their customers and prospects; and (iv) increase revenues by selling products online.  We deliver our services to companies of all sizes across a dozen vertical markets, with a core emphasis on the outdoor power, power sports, marine, RV, and appliance sectors. Approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.  We also develop and offer electronic catalog content for approximately 125 leading equipment manufacturers.

Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly owned subsidiaries.  We have eliminated all significant intercompany balances and transactions in consolidation.  Certain reclassifications were made to amounts previously reported in our financial statements, including interim reports on Form 10-Q, in order to conform to the current presentation.  These reclassifications include: (i) shifting the results of our discontinued operation out of income from continuing operations; (ii) reclassifying product management and design costs from sales and marketing to software development and technical support; and (iii) reclassifying certain components of deferred tax assets from long term to short term.

In fiscal 2009 ARI acquired Channel Blade Technologies, Inc. (“Channel Blade”). We have included the results of operations for Channel Blade in our consolidated results of operations from the date of acquisition.  In fiscal 2009, ARI F&I Services, LLC (“AFIS”), a wholly-owned subsidiary of ARI, acquired Powersports Outsourcing Group (“PSOG”). AFIS was subsequently sold on July 27, 2010.  The results of AFIS have been reported as a discontinued operation.

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2010, for example, refer to the fiscal year ending July 31, 2010, and references to fiscal 2009 refer to the fiscal year ending July 31, 2009.

Foreign Currency Translation

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, valuation of intangible assets, accruals for anticipated losses on projects, and the deferred tax valuation allowance to be significant estimates that are subject to change in the near term.

Index

Changes in Accounting Estimates

During fiscal 2010 and fiscal 2009, the Company had a change in its estimated valuation allowance related to deferred tax assets due to ongoing revisions and evaluations of the estimated future expected results of operations.  The difference between the amounts previously recorded as a valuation allowance and the amount currently recorded was charged to income tax expense, as more fully discussed in Note 11.  The amount of this change in accounting estimate was income of $1,402,000, or $0.18 per basic and diluted common share in fiscal 2010, and expense of approximately $88,000, or $0.01 per basic and diluted common share, in fiscal 2009.

Concentrations

We currently maintain cash deposits in bank accounts in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company had cash deposits in excess of the FDIC insurance coverage of $800,000 and $400,000 as of July 31, 2010 and 2009, respectively. These cash deposits are exposed to loss in the event of nonperformance by the financial institution.

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2010 or fiscal 2009.

Revenue Recognition

Revenue for use of the network and for information services is recognized on a straight-line basis over the period of the contract.

Revenue from annual or periodic maintenance fees is recognized ratably over the period the maintenance is provided. Revenue from catalog subscriptions is recognized on a straight-line basis over the subscription term.

Revenue from software licenses, which is included in multiple element arrangements, is recognized ratably over the contractual term of the arrangement. ARI considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

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

Revenue for variable transaction fees, primarily for use of the shopping cart feature of our websites, is recognized as it is earned.

Amounts invoiced to customers prior to recognition as revenue as discussed above are reflected in the accompanying balance sheets as deferred revenue.

In conjunction with our acquisition of Channel Blade, we incurred a deferred revenue liability of approximately $1,310,000 related to setup fees charged for hosted websites.  The deferred revenue liability is being amortized over the terms of the customer contracts, of which approximately $48,000 is remaining as of July 31, 2010.  Approximately $800,000 and $462,000 of the Channel Blade deferred revenue was recognized during fiscal 2010 and fiscal 2009, respectively.

Revenue received from shipping and handling fees is reflected in net revenue.  Costs incurred for shipping and handling are reported in cost of revenue.

Index

Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Our investment policy, as approved by the Board of Directors, is designed to provide preservation of capital, adequate liquidity to meet projected cash requirements, optimum yields in relationship to risk, market conditions and tax considerations and minimum risk of principal loss through diversified short and medium term investments.  Eligible investments include direct obligations of the U.S. Treasury, obligations issued or guaranteed by the U.S. government, certain time deposits, certificates of deposits issued by commercial banks, money market mutual funds, asset backed securities and municipal bonds.  Our current investments include money market mutual funds with terms not exceeding ninety days.

Trade Receivables, Credit Policy and Allowance for Doubtful Accounts

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

Computer equipment	3 – 7 years
Leasehold improvements	2 – 7 years
Furniture and equipment	3 – 5 years

Leasehold improvements are amortized over the useful lives of the assets or the term of the related lease agreement, whichever is shorter. During fiscal 2010 and fiscal 2009, the Company disposed of equipment and leasehold improvements with a cost basis of $1,220,000 and $5,309,000, respectively and recorded a loss on disposal of $10,000 and $47,000, respectively.

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

Index

Capitalized Interest Costs

Capitalized interest costs were immaterial as a whole to the financial statements in fiscal 2010 and 2009.

Insurance Premiums Receivable

The Company is the beneficiary of the total premiums it paid on a split-dollar life insurance policy at the death of the policy holder.  Insurance premiums receivable are recorded at present value based on the average life expectancy of the policy holder and are included in other long term assets.  Insurance premiums receivable consisted of $63,000 and $59,000 at July 31, 2010 and 2009, respectively, which is the present value of future life insurance premiums receivable of approximately $237,000 discounted at an average rate of 9% and averaged over 14 to 17 years.

Impairment of Long-Lived Assets

In accordance with GAAP, capitalized software product costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve judgment. We evaluated the ongoing value of our long-lived assets as of July 31, 2010 and 2009.  In fiscal 2010 we incurred an impairment charge of $48,000 on capitalized software, with a cost basis of $208,000, which was disposed of, and an additional impairment charge of $141,000 on assets that are still in use.  These impairment charges are included in restructuring costs on the statement of operations.  We did not incur any software impairment charges in fiscal 2009.

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

We have a limited number of financial instruments which are measured at fair value on a recurring basis. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings.  In fiscal 2009, we incurred a loss of $127,000 related to a note receivable as a result of a fair market valuation as follows (in thousands):

	2010	2009
Fair value measurements using:
Level 1 inputs: quoted prices in active markets for identical assets	$-	$-
Level 2 inputs: significant other observable inputs	-	-
Level 3 inputs: significant unobservable inputs	-	-
Total fair value	$-	$-
Total loss recognized	$-	$127

Index

ARI also measures non-financial instruments at fair value on a non-recurring basis as required by GAAP. Gains and losses on items which were measured at fair market value on a non-recurring basis were recognized in earnings.  In fiscal 2010, we incurred a loss of $189,000 related to impairment of certain software products as follows (in thousands):

2010
Fair value measurements using:
Level 1 inputs: quoted prices in active markets for identical assets	$-
Level 2 inputs: significant other observable inputs	-
Level 3 inputs: significant unobservable inputs	2,395
Total fair value	$2,395
Total loss recognized	$189

Goodwill and Other Intangible Assets

GAAP requires that we assess goodwill for impairment annually, or more frequently if circumstances warrant a review.  Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  We tested for goodwill impairment at July 31, 2010 and 2009.

We test goodwill for impairment using a two-step process, as prescribed by GAAP. The first step of the test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

We determined that there is a single reporting unit for the purpose of goodwill impairment tests.  We estimate the fair value of the reporting unit using various valuation techniques, with the primary technique being a discounted cash flow analysis. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including most significantly the weighted average cost of capital (“WACC”) used to discount future cash flows, anticipated long-term growth rates, and future profit margins.  Management uses its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized.  We estimated future cash flows using two forecast scenarios and management used its best judgment to assign a weighting to each scenario.  Step 1 of the goodwill impairment test indicated that goodwill was not impaired in fiscal 2010 or fiscal 2009.  As a result, step 2 of the test was not performed.

Impairment tests are also performed for those intangible assets with estimable useful lives when circumstances warrant testing for impairment.  Intangible assets with estimable useful lives consist primarily of customer relationships and trade names, which are amortized over their estimated useful lives of 4-8 years, and employee non-compete agreements, which are amortized over their estimated useful lives of two years. There were no impairments to intangible assets with estimable useful lives in fiscal 2010 or fiscal 2009.

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

Index

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

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs were $132,000 and $74,000 in fiscal 2010 and fiscal 2009, respectively.

Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. We reported comprehensive income, which includes net income and foreign currency translation adjustments, in the Consolidated Statements of Shareholders’ Equity for fiscal 2010 and fiscal 2009.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with GAAP.   We had no legal provisions in fiscal 2010 or fiscal 2009.

Recently Adopted Accounting Standards

In February 2010 the Financial Accounting Standards Board (“FASB”) amended ASC Topic 855, Subsequent Events.  The amendment does not change the definition of a subsequent event (i.e. an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires SEC filers to evaluate subsequent events through the date that its financial statements are issued.  The new standard was effective immediately and we adopted these new requirements in fiscal 2010.

In December 2009 the FASB amended guidance related to fair value measurements and disclosures, which was effective beginning with the fiscal quarter ended April 30, 2010. These amendments prescribe new disclosures and clarify certain existing disclosure requirements related to fair value measurements. The objective of the amendments was to improve these disclosures and, thus, increase the transparency in financial reporting. The adoption of these amendments did not have a material impact on our consolidated financial statements.

In June 2009 the FASB issued ASC 105, Generally Accepted Accounting Principles, effective for interim and annual reporting periods ending after September 15, 2009.  This statement established the Accounting Standards Codification (the “Codification”) as the single official source of authoritative accounting principles used in the preparation of financial statements in conformity with GAAP.  The Codification does not replace or affect guidance issued by the SEC or its staff.  The Company adopted ASC 105 on beginning with its fiscal quarter ended October 31, 2009.  Since ASC 105 does not change GAAP, adoption of ASC 105 did not impact the results of operations, financial position or cash flows of the Company.  Rather, the references to authoritative accounting pronouncements included herein now refer to the Codification topic section rather than a specific accounting rule, as was past practice.

In December 2007, the FASB issued ASC 805, Business Combinations. This standard became effective for ARI business combinations on, or after, the beginning of the first annual reporting period beginning on August 1, 2009.  This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard was adopted on August 1, 2009. The adoption did not have a material impact on our consolidated financial statements for fiscal 2010.

Index

New Accounting Pronouncements

In October 2009, the FASB amended guidance related to revenue recognition for software with multiple elements that will become effective for the Company beginning August 1, 2010.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB amended guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are evaluating the potential impact of adopting these standards on the consolidated financial statements for fiscal 2011 and beyond.

Other recently issued accounting pronouncements are not believed by management to have a material impact on our present or future financial statements.

2.	Basic and Diluted Net Income per Common Share

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of ARI’s outstanding stock options and warrants that are in the money were exercised (calculated using the treasury stock method).

The following table is a reconciliation of basic and diluted net income per common share for fiscal 2010 and fiscal 2009 (in thousands, except per share data):
	2010	2009
Income from continuing operations	$1,169	$765
Loss from discontinued operations	(392)	(341)
Net income	$777	$424

Weighted-average common shares outstanding	7,751	7,203
Effect of dilutive stock options and warrants	15	25
Diluted weighted-average common shares outstanding	7,766	7,228

Earnings per share - basic:
Income from continuing operations	$0.15	$0.11
Loss from discontinued operations	(0.05)	(0.05)
Net income	$0.10	$0.06

Earnings per share - diluted:
Income from continuing operations	$0.15	$0.11
Loss from discontinued operations	(0.05)	(0.05)
Net income	$0.10	$0.06

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,504	1,394

Index

3.	Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software Product Costs	Accumulated Amortization	Net Value
Balance 7/ 31/ 08	$13,209	$(11,613)	$1,596
Capitalized costs	759		759
Acquisitions	918		918
Amortization expense		(876)	(876)
Balance 7/ 31/ 09	$14,886	$(12,489)	$2,397
Capitalized costs	1,241		1,241
Disposals	(208)	208	-
Impairments		(189)	(189)
Amortization expense		(1,054)	(1,054)
Balance 7/31/10	$15,919	$(13,524)	$2,395

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs consist of the following at July 31, 2010 (in thousands):

2011	$961
2012	787
2013	513
2014	90
2015	44
$2,395

4.	Notes Payable

Notes payable consisted of the following at July 31, 2010 and 2009 (in thousands):

	2010	2009
Notes payable	$5,000	$5,117
Less current maturities	-	117
Notes payable - non-current	$5,000	$5,000

We issued a $5,000,000 secured promissory note in connection with the April 27, 2009 acquisition of Channel Blade.  The annual interest rate on the note was 10% for the first year and 14% thereafter.  If we had pre-paid a minimum principal amount of $3,000,000 on or before April 27, 2010, the interest rate would have remained at 10% for the remainder of the note’s term.  Accrued interest only is due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments, which will include principal and interest, will then be due, commencing August 1, 2011.

Principal payments due on the Channel Blade note payable are as follows (in thousands):

2011	$-
2012	948
2013	885
2014	1,016
2015	1,165
2016	986
$5,000

Index

We issued $700,000 of notes and $400,000 of future non-interest bearing contingent payments in connection with the January 26, 2007 acquisition of OC-Net, Inc.  As of July 31, 2010, all outstanding amounts due on the note and all contingent payments have been made.

5.	Acquisitions

On April 17, 2009, AFIS acquired the assets of PSOG, valued at approximately $85,000, in partial satisfaction of its debt to ARI of approximately $185,000.  This debt consisted of a note with a face value of $149,000, which was purchased from Keybank National Association on April 16, 2009 for $125,000 and an additional loan from ARI of $36,000.  PSOG, located in Schenectady, NY and then led by Mark L. Taylor, had been offering outsourced F&I services to power sports, marine and RV customers in the Northeast United States since 1998.

We allocated the acquisition of the PSOG assets as follows (in thousands):

Cash	$37
Accounts receivable	37
Other assets	2
Notes receivable	127
Total assets	203
Accounts payable	39
Payroll related accruals	3
Total liabilities	42
Net assets acquired	$161

Subsequent to April 16, 2009, we deemed the fair value of the PSOG note receivable to be $0 and recorded a valuation adjustment of approximately $127,000 in the fiscal 2009 results from operations.

On July 27, 2010 we sold AFIS to F&I Smart LLC in a membership interest sale agreement (the “Subject Interests”).  The sales price of the Subject Interests is a contingent amount based on dealer revenue beginning July 28, 2010 and ending on August 28, 2013.  We have not accrued for any future contingent proceeds as we are not able to estimate the amounts at this time.  We recognized a $1,000 loss on the sale of AFIS in the fourth quarter of fiscal 2010.  Refer to Note 14 for further discussion of our discontinued operation.

On April 27, 2009, we acquired substantially all of the assets of Channel Blade, the leading provider of websites, lead management and marketing automation solutions in the marine and RV markets. The acquisition makes ARI a marine industry leader with enhanced opportunities for growth. Consideration for the acquisition included approximately $500,000 in cash, 615,385 shares of common stock at a market price of $0.75 per share, $765,000 of assumed net liabilities and a $5,000,000 note payable.

The purchase price of this acquisition was allocated to the following specific assets and liabilities acquired based on the fair value of those identified tangible and intangible assets and liabilities as determined by an independent valuation (in thousands):

Accounts receivable	$253
Prepaid taxes	17
Equipment	613
Software	918
Goodwill	3,243
Other intangible assets	2,712
Total assets	7,756
Accounts payable	242
Deferred revenue	1,311
Accrued payroll and related liabilities	95
Total liabilities	1,648
Net assets acquired	$6,108

Index

Other intangible assets include trade names, customer relationships and employee non-compete agreements, which are amortized over 5, 8 and 2 years, respectively.  Capitalized software product costs are amortized over 4.1 years.  The goodwill recognized as part of the accounting for the acquisition relates to Channel Blade’s knowledge of and penetration into the marine and RV vertical markets.

In connection with the acquisition, we entered into one year employment agreements with Jon Lintvet and Charles Lewis to serve as Director of New Business Development and Director of Strategic Accounts - Marine and RV, respectively.  The employment agreements expired and both Mr. Lintvet and Mr. Lewis remain employees of the Company.

The following table shows the unaudited pro forma results of operations for fiscal 2009, which assumes the Channel Blade acquisition occurred as of August 1, 2008 (in thousands, except per share data):

Unaudited 2009
Revenues	$20,998
Cost of revenues	4,084
Gross profit	16,914
Net operating expenses	16,838
Operating income	76
Interest expense	(739)
Other expense, net	(7)
Loss from continuing operations before provision for income taxes	(670)
Income tax benefit (provision)	(123)
Loss from continuing operations	(793)
Discontinued operations	(341)
Net loss	$(1,134)

Average common shares outstanding:
Basic	7,780
Diluted	7,780
Loss from continuing operations per common share:
Basic	$(0.10)
Diluted	$(0.10)

Net loss per share:
Basic	$(0.15)
Diluted	$(0.15)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.  We have not disclosed separately Channel Blade’s revenue and earnings included within the consolidated financial statements.  Disclosure of these amounts was deemed impractical as we have fully integrated into our operations the accounting for the revenues and earnings of Channel Blade.

Index

6.	Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements.  Amortizable intangible assets are composed of the following at July 31, 2010 and 2009 (in thousands):

	Customer Relationships	Trade Names	Non-Compete Agreements	Total
Net value 7/31/08	$1,396	$-	$-	$1,396
Additions	2,274	252	186	2,712
Amortization	(435)	(13)	(23)	(471)
Net value 7/31/09	3,235	239	163	3,637
Additions	-	-	-	-
Amortization	(667)	(50)	(93)	(810)
Net value 7/31/10	$2,568	$189	$70	$2,827
Weighted average remaining useful life	5.48	3.75	0.75	5.25

The estimated amortization expense related to intangible assets for the years subsequent to July 31, 2010 is as follows (in thousands):
2011	$787
2012	602
2013	335
2014	322
2015	284
2016	284
2017	213
$2,827

7.	Capital and Operating Leases

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2021. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes related to these leases. Total rental expense for the operating leases was $738,000 in fiscal 2010 and $554,000 in fiscal 2009, respectively.  An additional $131,000 of rent costs were incurred in fiscal 2009 but were accrued in fiscal 2008 related to our fiscal 2008 restructuring.

Where applicable, rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differ from the pattern of payments required by the leases. Other accrued liabilities included $233,000 and $0 of deferred rent at July 31, 2010 and 2009, respectively.  As more fully discussed in Note 13, we recorded a restructuring liability for estimated net future lease costs associated with closed offices.  The remaining balance of this restructuring liability was $80,000 and $93,000 as of July 31, 2010 and 2009, respectively, which were included in the future minimum lease schedules.

ARI leases approximately 16,300 square feet of office space located at 10850 West Park Place, Milwaukee, Wisconsin 53224.  Commencement of the lease occurred on July 17, 2009 and the lease expires July 17, 2021.  Over the twelve year lease agreement, annual base rent of $149,000 increases approximately 2.9% per year.  Rent abatement was negotiated for the first fifteen months, and saved us approximately $187,000.  Annual projected operating costs and taxes, which are subject to change, are currently $8.52 per square foot.

Index

We have certain equipment and leasehold improvements with capital lease obligations of (in thousands):

Fiscal Year Ending July 31:	2010	2009

Equipment and leasehold improvements	$803	$335

Less: accumulated depreciation (1)	271	103

Total cost of equipment and leasehold improvements with outstanding capital lease obligations	$532	$232

(1)	amortization of leased equipment and leasehold improvements is included in depreciation and amortization expense

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):
Fiscal Year Ending July 31:	Capital Leases	Operating Leases

2011	$237	$666
2012	165	375
2013	161	361
2014	60	363
2015	-	353
Thereafter	-	1,982
Total minimum lease payments	623	4,100
Less amounts related to interest	93	-
Net minimum lease payments	$530	$4,100

8.	Line of Credit

On July 9, 2004, we entered into a line of credit agreement with JPMorgan Chase, N.A. which, as amended, permits us to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate is at least 85%) minus $75,000, up to $2,000,000.  Eligible accounts include certain non-foreign accounts receivable which are outstanding for fewer than 90 days from the invoice date.

The agreement bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of July 31, 2010) plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  The interest rate is subject to a floor equal to the sum of (i) 2.5%; plus (ii) the quotient of: (a) the one month LIBOR rate divided by (b) one minus the maximum aggregate reserve requirement imposed under Regulation D of the Board of Governors of the Federal Reserve System (effective floor of 2.8% as of July 31, 2010). The agreement includes a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2012 and is secured by substantially all of the Company’s assets.  The line of credit limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring us to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which we were in compliance at July 31, 2010.  There was $1,025,000 and $500,000 principal outstanding on the line of credit at July 31, 2010 and July 31, 2009, respectively.  There was $975,000 remaining and eligible per the terms of the agreement on the line of credit at July 31, 2010.

Index

9.	Shareholder Rights Plan

On August 7, 2003, we adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders.  Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned.  These Rights trade in tandem with the common stock until and unless they are triggered.  Should a person or group acquire more than 10% of ARI’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the rest of the shareholders the ability to purchase additional stock of ARI at a substantial discount.  The rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.

10.	Stock-based Compensation Plans

Total stock compensation expense in fiscal 2010 and fiscal 2009 was approximately $167,000 and $315,000, respectively.  As of July 31, 2010 and 2009, there was approximately $134,000 and $224,000, respectively, of total unrecognized compensation cost related to non-vested options granted under the plans.

The weighted average assumptions in the following table were used to estimate the fair value of options granted:
	2010	2009
Expected life (years)	10 years	10 years
Risk-free interest rate	3.6%	3.5%
Expected volatility	93.5%	77.2%
Expected forfeiture rate	16.0%	13.2%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plans

ARI’s 2000 Employee Stock Purchase Plan has 175,000 shares of common stock reserved for issuance, and 165,265 of the shares have been issued as of July 31, 2010.  All employees of the Company, other than executive officers, with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

1991 Stock Option Plan

Our 1991 Stock Option Plan (“1991 Plan”) was terminated on August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or (b) nonqualified stock options. Any incentive stock option that was granted under the 1991 Plan could not be granted at a price less than the fair market value of the stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the voting stock of the Company). Nonqualified stock options were allowed to be granted at the exercise price established by the Compensation Committee, which could be less than, equal to or greater than the fair market value of the stock on the date of grant.

Each option granted under the 1991 Plan is exercisable for a period of ten years from the date of grant (five years in the case of a holder of more than 10% of the voting stock of the Company) or such shorter period as determined by the Compensation Committee and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company.

At its discretion, the Compensation Committee may require a participant to be employed by ARI for a designated number of years prior to exercising any options. The Committee may also require a participant to meet certain performance criteria, or that the Company meets certain targets or goals, prior to exercising any options.

Index

Changes in option shares under the 1991 Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/08	93,186	$2.27	1.23	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(57,686)	2.18	n/a	n/a
Outstanding and exercisable at 7/31/09	35,500	$2.43	$1.09	$-

Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	9.06	n/a	n/a
Outstanding and exercisable at 7/31/10	35,000	$2.33	0.10	$-

The range of exercise prices for options outstanding at July 31, 2010 was $2.06 to $2.44 and at July 31, 2009 was $2.06 to $9.06.

1993 Director Stock Option Plan

ARI’s 1993 Director Stock Option Plan (“Director Plan”) has expired and is terminated except for outstanding options. The Director Plan originally had 150,000 shares of common stock reserved for issuance to non-employee directors. Options under the Director Plan were granted at the fair market value of the stock on the grant date. Each option granted under the Director Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.

Changes in option shares under the Director Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/08	1,313	$2.65	1.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-

Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(563)	3.46	n/a	n/a
Outstanding and exercisable at 7/31/10	750	$2.05	0.08	$-

The range of exercise prices for options outstanding was $2.00 to $2.13 at July 31, 2010 and $2.00 to $3.56 at July 31, 2009.

Index
2000 Stock Option Plan

Our 2000 Stock Option Plan (“2000 Plan”) has 1,950,000 shares of common stock authorized for issuance. Options granted under the 2000 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Code, or (b) nonqualified stock options.

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

Stock-based compensation expense is recognized in our results of operations over the vesting period, which is typically four years for nonqualified stock options.

Eligible participants include current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company and whose performance, in the judgment of the Compensation Committee or management of the Company, can have a significant effect on the success of the Company. Changes in option shares under the 2000 Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/ 31/ 08	1,380,538	$1.51	7.36	$150,967
Granted	150,250	1.06	n/a	n/a
Exercised	(60,242)	0.26	n/a	n/a
Forfeited	(257,144)	1.52	n/a	n/a
Outstanding at 7/31/09	1,213,402	$1.51	7.08	$21,337
Exercisable at 7/31/09	871,626	$1.55	6.35	$21,328

Outstanding at 7/ 31/ 09	1,213,402	$1.51	7.08	$21,337
Granted	210,250	0.82	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(153,671)	1.35	n/a	n/a
Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Exercisable at 7/31/10	987,453	$1.51	5.82	$13,117

The range of exercise prices for options outstanding at July 31, 2010 and 2009 was $0.15 to $2.74

Index

Changes in non-vested option shares under the 2000 Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price

Non-vested at 7/31/08	443,335	$1.76
Granted	150,250	1.06
Vested	(195,622)	1.47
Forfeited	(56,187)	1.54
Non-vested at 7/31/09	341,776	$1.40

Non-vested at 7/31/09	341,776	$1.40
Granted	210,250	0.82
Vested	(196,812)	1.27
Forfeited	(72,686)	1.23
Non-vested at 7/31/10	282,528	$1.09

The weighted average remaining vesting period was 2.19 years at July 31, 2010

Stock Warrants

On April 24, 2003, in exchange for previously outstanding securities, we issued to a group of investors warrants for 250,000 common shares, exercisable at $1.00 per share that expire on December 21, 2010.

11.	Income Taxes

The provision for income taxes is composed of the following (in thousands):

	2010	2009
Current:
Federal	$-	$6
State	6	29
Change in the beginning deferred tax asset valuation allowance	(1,402)	(502)
Deferred, net	102	590
Income tax (benefit) expense from continuing operations	$(1,294)	$123
Income tax benefit from discontinued operations	$(262)	$-

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

Index

In fiscal 2010 we had a change in our estimated valuation allowance.  This change resulted from an extension of the number of years used in the forecast to determine net operating loss utilization.  Historically, in determining the amount of net operating loss carryforwards that would be utilized, we projected our taxable income for twelve quarters, with the assumption that any forecast beyond three years was not meaningful.  In fiscal 2010 we determined that we were in a position to forecast taxable income for the remaining life of our current net operating loss carryforwards for the following reasons:

●
We have experienced six consecutive profitable years of operations, while at the same time integrating four acquisitions.  Although we incurred a taxable loss in fiscal 2010, these losses were primarily due to the results of our discontinued operation as well as one-time restructuring costs that are not expected to continue.

●	We continued to grow both organically and through acquisitions and is now at a stage where our operating structure and costs are more sustainable.

●
We established a strategic plan to focus on our core offerings: electronic catalogs, websites and lead management services.  This plan encompassed the discontinuation of several products and the sale of a non-strategic and underperforming subsidiary, thereby reducing our cost structure.  This strategic plan is expected to provide more stability going forward.

The Company had a change in its estimated valuation allowance in fiscal 2009 primarily due to a change in its projections of taxable income for the next twelve quarters.  We will continue to evaluate the realizability of deferred tax assets on a semi-annual basis.

Significant components of our deferred tax liabilities and assets as of July 31 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$6,808	$8,235
Alternative minimum tax credit carryforwards	85	96
Deferred revenue	1,918	2,032
Software product costs	214	378
Intangible assets	233	81
Other	1,074	837
Total deferred tax assets	10,332	11,659
Valuation allowance for deferred tax assets	(5,657)	(8,747)
Net deferred tax assets	4,675	2,912
Deferred tax liabilities:
Software product costs and other	(297)	(208)
Goodwill	(162)	(50)
Net deferred taxes	$4,216	$2,654

As of July 31, 2010, we had unused net operating loss carryforwards for federal income tax purposes of $17,852,000 expiring in 2011 through 2030.  Of these unused federal net operating loss carryforwards, $2,038,000 expire between 2012 and 2014 and are limited to $116,000 annually that can be utilized to offset taxable income. Use of these net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.

In addition, we have net operating loss carryforwards for state income tax purposes totaling approximately $12,310,000 expiring in 2011 through 2025.

Index

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 6% to U.S. based income before income taxes is as follows (in thousands):

	2010	2009
Computed income taxes at 40%	$14	$395
Permanent items	91	93
Change in the beginning deferred tax asset valuation allowance	(1,402)	(502)
Effective rate adjustments and other	3	137
Income tax expense (benefit) from continuing operations	$(1,294)	$123
Income tax benefit from discontinued operations	$(262)	$-

During fiscal 2010 and fiscal 2009, $4,231,000 and $6,047,000, respectively, of federal net operating loss carryforwards expired.  These expired net operating loss carryforwards have been included in the calculation of the change in valuation allowance.

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of July 31, 2010 and 2009.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.   Fiscal years subsequent to 2006 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

12.	Employee Benefit Plan

ARI has a qualified retirement savings plan (the “401(k) Plan”) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of $16,500 ($22,000 over age 50) in calendar 2010 (subject to adjustment in future years) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During fiscal 2010 and fiscal 2009, we issued 58,332 and 32,955 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan. The amounts charged to expense for the 401(k) contributions, net of forfeitures, were $62,000 during fiscal 2010 and $45,000 during fiscal 2009.

13.	Restructuring

In July 2008 ARI announced a restructuring that consolidated our data conversion operations in Virginia into our Wisconsin location and consolidated our software development operations in Colorado into our California location.  Adjustments were made to the restructuring reserve during fiscal 2010 to reflect changes to our assumptions regarding our ability to sublet the vacant office space in Colorado and the present value of the net future lease costs through March 2011.   The following represents changes to the restructuring reserve, which is included in other accrued liabilities on the balance sheet (in thousands):

	Severance and related benefits	Net future lease costs	Software andequipment impairments	Total
Balance at 7/31/08	$292	$204	$33	$529
Payments	(292)	(111)	-	(403)
Disposals	-	-	(33)	(33)
Balance at 7/31/09	$-	$93	$-	$93

Payments	$-	$(114)	$-	(114)
Adjustments to restructuring charges	-	101	-	101
Balance at 7/31/10	$-	$80	$-	$80

In July 2010, in an effort to focus on our core business, which includes electronic catalogs, websites, and lead management services, we undertook a workforce reduction and business improvement initiative, which included the divestiture of AFIS and the write off of certain components of capitalized software related to products no longer in use or with limited future cash flows that are no longer considered a part of our core operation.

Index

The following represents restructuring charges incurred in fiscal 2010 from continuing operations (in thousands):

Severance and related benefits	$147
Software impairments	189
Total restructuring costs	$336

The following represents the restructuring charges incurred in fiscal 2010 with respect to the AFIS divestiture, which were included in discontinued operations (in thousands):

Severance and related benefits	$27
Other accrued liabilities	83
Total restructuring costs	$110

The accrued severance and related restructuring reserve from continuing operations, which is included in accrued payroll and related liabilities on the balance sheet, is $147,000 as of July 31, 2010 and will be fully paid during fiscal 2011.  The accrued restructuring from discontinued operations, which is included in other accrued liabilities on the balance sheet, is $110,000 as of July 31, 2010 and will have payments continuing through fiscal 2013.

14.	Discontinued Operations

On July 27, 2010, we divested AFIS, which offered dealer F&I services.  The divestiture resulted in a loss from discontinued operations of $1,000.  The results of operations of AFIS have been reflected as a discontinued operation in our consolidated financial statements for all periods presented.  The results of operations of AFIS were previously reported within the United States business segment.

	2010	2009
Revenues	$136	$77
Cost of sales	13	12
Operating expenses	776	406

Operating loss	(653)	(341)
Loss on sale	(1)	-
Income tax benefit (1)	262	-
Net loss	$(392)	$(341)

(1) Net of recorded deferred income tax asset valuation allowance

15.	Business Segments

Our business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with GAAP regarding disclosures about business segments, we have segregated the Netherlands operation and the United States operations into separate reportable segments.  Segment revenue for the Netherlands operation includes only revenue generated out of the Netherlands subsidiary and does not include rest of world revenue sold by the United States operation.  We evaluate the performance of and allocate resources to each of the segments based on their operating results.

Index

Information concerning our operating business segments for fiscal 2010 and fiscal 2009 is as follows (in thousands):

	2010	2009
Revenue from continuing operations:
Netherlands	$689	$652
United States	20,795	16,908
Consolidated	$21,484	$17,560

	2010	2009
Net income (loss) from continuing operations:
Netherlands	$(159)	$(100)
United States	1,328	865
Consolidated	$1,169	$765

	July 31 2010	July 31 2009
Total Assets
Netherlands	$328	$227
United States	19,449	18,380
Consolidated	$19,777	$18,607

16.	Related Party

Briggs & Stratton Corporation (“Briggs”) is one of our customers and owns approximately 11% of ARI stock.  Briggs has entered into customer contracts with us and has provided vendor services to us in the ordinary course of business.  Generally, the customer contracts are for one to three years and renew annually thereafter unless either party elects otherwise.  We invoiced Briggs approximately $371,000 and $416,000 for products and services provided during fiscal 2010 and fiscal 2009, respectively.  Briggs had unpaid net trade receivables of $15,000, or 1%, and $201,000, or 15%, of total trade receivables outstanding as of July 31, 2010 and 2009, respectively, $0 of which was over 90 days at July 31, 2010 or 2009.

The vendor services provided by Briggs are for printing of materials which are generally resold to customers and included in cost of sales.  Briggs invoiced us approximately $55,000 and $105,000 for printing services during fiscal 2010 and fiscal 2009, respectively, $2,000 of which were unpaid as of July 31, 2010 and 2009.

Gordon J. Bridge serves on our board of directors.  He was assigned by the board to be the lead Director for AFIS, for which he was paid $57,050 in fiscal 2010.  We had accrued but unpaid expenses of $17,050 at July 31, 2009.  There were no unpaid expenses at July 31, 2010.

17.	Litigation

On June 23, 2008, Powersports Complete, LLC (“Powersports”) filed a complaint in the U.S. District Court for the Eastern District of Wisconsin against ARI and its wholly-owned subsidiary, AFIS.  The complaint claimed, among other things, that the Company and AFIS owe $56,960 to Powersports in connection with their business arrangements during 2007.  The complaint also claimed that Powersports, among other remedies, is entitled to compensatory damages in the amount of $1,250,000 and punitive damages in the amount of $2,500,000.  We, along with AFIS, filed our answer to the complaint on September 16, 2008.  The answer denied that Powersports is entitled to the payments described above, and asserted numerous counterclaims against Powersports.  On February 4, 2009, the parties agreed to settle all outstanding claims between them.  The settlement had no material effect on our financial statements.

18.	Subsequent Events

We evaluated whether any events or transactions occurred after the balance sheet date that would require recognition or disclosure in our financial statements in accordance with GAAP, and determined that there were no events that occurred after July 31, 2010, but prior to October 29, 2010 that would affect the financial statements for the period ending July 31, 2010.