Form 10-K/A
period 2010-07-31
ARI NETWORK SERVICES INC /WI
filed 2010-12-07
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☑
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

EXPLANATORY NOTE

This Amendment Number 1 on Form 10-K/A to the ARI Network Services, Inc. (the “Company”) annual report on Form 10-K for the fiscal year ended July 31, 2010 is being filed for the sole purpose of filing a version of Exhibit 23.1, the consent of Wipfli LLP, the Company's independent registered public accounting firm, containing the conformed signature of Wipfli LLP.  The conformed signature was inadvertently omitted from the initial Form 10-K filing.  No changes have been made to the initial Form 10-K, and this Form 10-K/A does not reflect any events that may have occurred subsequent to the original filing date or modify or update any disclosures made in the initial filing.

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

10.4*	Summary of Executive Bonus Arrangements (Fiscal 2007), incorporated herein by reference to Exhibit 10.8 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.

10.5 *	Summary of Executive Bonus Arrangements (Fiscal 2010), incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended July 31, 2010.

10.6	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-K for the year ended July 31, 2004.

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

10.21*	Change of Control Agreement dated July 31, 2008 between the Company and Robert J. Hipp, incorporated by reference to Exhibit 10.24 of the Company’s Form 10-K for the year ended July 31, 2008.

10.22*	Employment Agreement dated March 13, 2008 between the Company and Brian E. Dearing, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended January 31, 2008.

10.23*	Amendment to Employment Agreement between the Company and Brian E. Dearing dated May 5, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2010.

10.24*	Employment Agreement dated May 1, 2008 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 2, 2008.

10.25*	2000 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2008.

10.26*	Separation and Consulting Agreement dated June 16, 2009 between the Company and Kenneth S. Folberg, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 17, 2009.

10.27*	Employment Agreement dated February 25, 2009 between the Company and Michael Tenpas, incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended July 31, 2009.

10.28*	Change of Control Agreement dated July 31, 2008 between the Company and Michael Tenpas, incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K for the year ended July 31, 2009.

21.1	Subsidiaries of the Company, incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended July 31, 2010.

23.1	Consent of Wipfli LLP.

24.1	Powers of Attorney, incorporated herein by reference to the Company’s Form 10-K for the fiscal year ended July 31, 2010.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of December 2010.

ARI NETWORK SERVICES, INC.

By:   /s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:   /s/ Brian E. Dearing
Brian E. Dearing
Chairman of the Board and Interim Chief Financial Officer