Form 10-Q
period 2010-10-31
ARI NETWORK SERVICES INC /WI
filed 2010-12-15
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to  ________________

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
YES      ☐   NO     ☑

As of December 8, 2010, there were 7,785,585 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010

Index

Item 1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
 (Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	October 31	July 31
	2010	2010
Current assets:
Cash and cash equivalents	$861	$938
Trade receivables, less allowance for doubtful accounts of $332 at October 31, 2010 and $565 at July 31, 2010	1,160	1,359
Work in process	212	133
Prepaid expenses and other	372	481
Deferred income taxes	2,377	2,600
Total current assets	4,982	5,511
Equipment and leasehold improvements:
Computer equipment	1,924	1,883
Leasehold improvements	506	506
Software and equipment	2,073	1,970
	4,503	4,359
Less accumulated depreciation and amortization	2,650	2,433
Net equipment and leasehold improvements	1,853	1,926
Capitalized software product costs:
Amounts capitalized for software product costs	16,324	15,919
Less accumulated amortization	13,775	13,524
Net capitalized software product costs	2,549	2,395
Deferred income taxes	1,696	1,616
Other long term assets	65	63
Other intangible assets	2,625	2,827
Goodwill	5,439	5,439
Total assets	$19,209	$19,777

See accompanying notes

Index

Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	October 31	July 31
	2010	2010
Current liabilities:
Current borrowings on line of credit	$1,025	$1,025
Current portion of notes payable	360	-
Accounts payable	318	490
Deferred revenue	5,073	5,270
Accrued payroll and related liabilities	1,045	1,322
Accrued taxes	62	60
Other accrued liabilities	869	844
Current portion of capital lease obligations	169	192
Total current liabilities	8,921	9,203
Non-current liabilities:
Notes payable	4,640	5,000
Long-term portion of accrued compensation	-	17
Capital lease obligations	307	338
Total non-current liabilities	4,947	5,355
Total liabilities	13,868	14,558

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2010 and July 31, 2010	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2010 and July 31, 2010	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,785,585 and 7,768,921 shares issued and outstanding at October 31, 2010 and July 31, 2010	8	8
Common stock warrants and options	1,008	983
Additional paid-in-capital	95,757	95,748
Accumulated deficit	(91,408)	(91,507)
Other accumulated comprehensive loss	(24)	(13)
Total shareholders' equity	5,341	5,219
Total liabilities and shareholders' equity	$19,209	$19,777

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)
	Three months ended October 31
	2010	2009
Net revenue	$5,324	$5,437
Cost of revenue	1,167	951
Gross profit	4,157	4,486
Operating expenses:
Sales and marketing	1,142	1,138
Customer operations and support	789	809
Software development and technical support (net of
capitalized software product costs)	322	547
General and administrative	1,052	1,043
Restructuring	-	76
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	407	404
Net operating expenses	3,712	4,017
Operating income	445	469
Other income (expense):
Interest expense	(201)	(139)
Other, net	-	-
Total other income (expense)	(201)	(139)
Income (loss) from continuing operations before
provision for income tax	244	330
Income tax benefit (expense)	(145)	(5)
Income from continuing operations	99	325
Discontinued operations, net of tax	-	(163)
Net income	$99	$162

Income from continuing operations per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Net income per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Three months ended October 31
	2010	2009
Operating activities
Net income	$99	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	251	253
Depreciation and other amortization	407	404
Provision for bad debt allowance	21	10
Deferred income taxes	143	-
Stock based compensation related to stock options	25	40
Stock issued as contribution to 401(k) plan	-	52
Net change in assets and liabilities:
Trade receivables	180	56
Work in process	(79)	(37)
Prepaid expenses and other	109	92
Other long term assets	(2)	-
Accounts payable	(173)	(380)
Deferred revenue	(197)	(532)
Accrued payroll and related liabilities	(285)	(315)
Accrued taxes	2	(51)
Other accrued liabilities	25	(68)
Net cash provided by (used in) operating activities	526	(314)
Investing activities
Purchase of equipment, software and leasehold improvements	(81)	(88)
Software developed for internal use	(63)	(32)
Software development costs capitalized	(405)	(260)
Net cash used in investing activities	(549)	(380)
Financing activities
Borrowings (repayments) under line of credit	-	200
Payments under notes payable	-	(59)
Proceeds from capital lease obligations incurred	-	219
Payments of capital lease obligations	(54)	(17)
Net cash provided by (used in) financing activities	(54)	343
Effect of foreign currency exchange rate changes on cash	-	(8)
Net change in cash and cash equivalents	(77)	(359)
Cash and cash equivalents at beginning of period	938	650
Cash and cash equivalents at end of period	$861	$291
Cash paid for interest	$201	$138
Cash paid for income taxes	$-	$54

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$-	$81
Issuance of common stock related to payment of executive compensation	9	-

See accompanying notes

Index

Notes to Unaudited Consolidated Financial Statements

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

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly owned subsidiaries.  We have eliminated all significant intercompany balances and transactions in consolidation. Certain reclassifications were made to amounts previously reported in our financial statements, including interim reports on Form 10-Q, in order to conform to the current presentation.  These reclassifications include: (i) reclassifying the results of our discontinued operation out of income from continuing operations; (ii) reclassifying product management and design costs from sales and marketing to software development and technical support; (iii) reclassifying certain components of deferred tax assets from long term to short term; and (iv) reclassifying certain components of current tax expense to deferred tax expense. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01, in the normal course of business.

In fiscal 2009, ARI F&I Services, LLC (“AFIS”), a wholly-owned subsidiary of ARI, acquired Powersports Outsourcing Group (“PSOG”). AFIS was subsequently sold on July 27, 2010.  The results of AFIS have been reported as a discontinued operation.

Significant Accounting Policies

Our accounting policies were fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2010, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2010.  There were no changes to our accounting policies during the quarter ended October 31, 2010.

Changes in Accounting Estimates

There were no significant changes in accounting estimates during the periods presented.

Concentrations

At times we maintain cash deposits in bank accounts in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Company had no cash deposits in excess of the FDIC insurance coverage as of October 31, 2010 and 2009, respectively, which would be exposed to loss in the event of nonperformance by the financial institution.

Index

No single customer accounted for 10% or more of ARI’s revenue during the periods presented.

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all receivable balances that exceed 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  The allowance for potential credit losses is reflected as an offset to trade receivables in the accompanying balance sheets.

Deferred Revenue

In conjunction with our April 2009 acquisition of Channel Blade Technologies (“Channel Blade”), we incurred a deferred revenue liability of approximately $1,310,000 related to setup fees charged for hosted websites.  The deferred revenue liability is being amortized over the terms of the customer contracts, of which approximately $26,000 is remaining as of October 31, 2010.  Approximately $23,000 and $394,000 of the Channel Blade deferred revenue was recognized during the three months ended October 31, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

We assess goodwill for impairment annually, or more frequently if circumstances warrant a review.  Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  We did not test for goodwill impairment during the periods presented.

Impairment tests are also performed for those intangible assets with estimable useful lives when circumstances warrant testing for impairment.  Intangible assets with estimable useful lives consist primarily of customer relationships and trade names, which are amortized over their estimated useful lives of 4-8 years, and employee non-compete agreements, which are amortized over their estimated useful lives of two years.  We did not test for impairment of intangible assets with estimable useful lives during the periods presented.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed semi-annually or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the income statement.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs were $28,000 and $33,000 for the three months ended October 31, 2010 and 2009, respectively.

Index

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with GAAP.   We had no legal provisions for the periods presented.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended October 31
	2010	2009

Income from continuing operations	$99	$325
Loss from discontinued operations	-	(163)
Net income	$99	$162
Weighted-average common shares outstanding	7,776	7,711
Effect of dilutive stock options and warrants	7	22
Diluted weighted-average common shares outstanding	7,783	7,733

Earnings per share - basic:
Income from continuing operations	$0.01	$0.04
Loss from discontinued operations	-	(0.02)
Net income	$0.01	$0.02

Earnings per share - diluted:
Income from continuing operations	$0.01	$0.04
Loss from discontinued operations	-	(0.02)
Net income	$0.01	$0.02

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,518	1,402

Index

3.	Stock-based Compensation Plans

Total stock compensation expense recognized by the Company was approximately $25,000 and $40,000 during the three month periods ended October 31, 2010 and 2009, respectively.  There was approximately $148,000 and $183,000 of total unrecognized compensation costs related to non-vested options granted under its stock option plans as of October 31, 2010 and 2009, respectively.  There were no capitalized stock-based compensation costs at October 31, 2010 or July 31, 2009.

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

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three months ended October 31, 2010 and 2009:

	Three months ended October 31
	2010	2009
Expected life (years)	10 years	10 years
Risk-free interest rate	2.7%	3.6%
Expected volatility	100.7%	85.1%
Expected forfeiture rate	16.6%	3.7%
Expected dividend yield	0.0%	0.0%

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan had 175,000 shares of common stock reserved for issuance, and 165,265 of the shares have been issued as of October 31, 2010. All employees of the Company, other than executive officers, with nine months of service were eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.  The following amendments to the 2000 Employee Stock Purchase Plan were made in November 2010, subject to shareholder approval:

•	increasing the number of shares of Common Stock authorized for sale under the ESPP from 175,000 to 225,000;
•
amending the term of the ESPP to continue in effect until all of the shares of Common Stock reserved for issuance under the ESPP, as increased or adjusted from time to time, have been issued, unless sooner terminated in accordance with its terms;

•
removing the prohibition on executive officer participation in the ESPP and providing that no executive officer will be eligible to participate in the ESPP unless otherwise determined by the Compensation Committee prior to an offering period; and

•
updating the definition of “Fair Market Value” for offerings commencing on or after January 1, 2011 to relate to the bid and asked prices of the Company’s Common Stock on the NASDAQ Over-The-Counter Bulletin Board.

Index

1991 Stock Option Plan

Our 1991 Stock Option Plan (“1991 Plan”) was terminated on August 14, 2001, except as to outstanding options. Options granted under the 1991 Plan may be either: (a) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or (b) nonqualified stock options. Any incentive stock option that was granted under the 1991 Plan could not be granted at a price less than the fair market value of the stock on the date of grant (or less than 110% of the fair market value in the case of holders of 10% or more of the voting stock of the Company). Nonqualified stock options were allowed to be granted at the exercise price established by the Compensation Committee, which could be less than, equal to or greater than the fair market value of the stock on the date of grant.  All options outstanding under the 1991 Plan have expired as of October 31, 2010.

Changes in option shares under the 1991 Plan during the three months ended October 31, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 10/31/09	35,500	$2.43	0.84	$-

Outstanding and exercisable at 7/31/10	35,000	$2.33	0.10	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(35,000)	2.33	n/a	n/a
Outstanding and exercisable at 10/31/10	-	$-	-	$-

The range of exercise prices for options outstanding  at October 31, 2009 was $2.06 to $9.06.

1993 Director Stock Option Plan

The Company’s 1993 Director Stock Option Plan (“1993 Plan”) has expired and was terminated except for outstanding options. The 1993 Plan originally had 150,000 shares of common stock reserved for issuance to non-employee directors. Options under the 1993 Plan were granted at the fair market value of the stock on the grant date.

Each option granted under the 1993 Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.  All options outstanding under the 1993 Plan have expired as of October 31, 2010.

Index

Changes in option shares under the 1993 Plan during the three months ended October 31, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 10/31/09	1,313	$2.65	0.72	$-

Outstanding and exercisable at 7/31/10	750	$2.05	0.08	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(750)	2.05	n/a	n/a
Outstanding and exercisable at 10/31/10	-	$-	-	$-

The range of exercise prices for options outstanding at October 31, 2009 was $2.00 to $3.56

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (“2000 Plan”) has 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The Company’s 2000 Stock Option Plan will expire on December 13, 2010, at which time it will be terminated except for outstanding options.

Changes in option shares under the 2000 Plan during the three months ended October 31, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/09	1,213,402	$1.51	7.08	$21,337
Granted	22,000	0.85	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(13,875)	1.46	n/a	n/a
Outstanding at 10/31/09	1,221,527	$1.50	6.86	$37,456
Exercisable at 10/31/09	857,751	$1.56	6.06	$30,902

Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Granted	67,100	0.66	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(7,813)	1.33	n/a	n/a
Outstanding at 10/31/10	1,329,268	$1.38	6.40	$11,363
Exercisable at 10/31/10	982,327	$1.51	5.56	$11,053

The range of exercise prices for options outstanding at October 31, 2010 and 2009 was $0.15 to $2.74.

Index

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2010 and 2009 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/09	341,776	$1.40
Granted	22,000	0.85
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 10/31/09	363,776	$1.36

Non-vested at 7/31/10	282,528	$1.09
Granted	67,100	0.66
Vested	-	-
Forfeited	(2,687)	1.26
Non-vested at 10/31/10	346,941	$1.01

The weighted average remaining vesting period was 1.48 years at October 31, 2010.

2010 Stock Option Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on November 9, 2010, subject to shareholder approval.  The 2010 Plan, if approved by the Company’s shareholders, will be a successor to the Company’s 2000 Plan.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan after its expiration date on December 13, 2010.

The 2010 Plan includes the following provisions:

•	the aggregate number of shares of Common Stock subject to the 2010 Plan is 650,000 shares;
•	the exercise price for options and stock appreciation rights cannot be less than 100% of the fair market value, as defined, of the Company’s Common Stock on the date of grant;
•
the exercise prices for options or stock appreciation rights cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan;

•	a maximum term of ten years for options and stock appreciation rights;
•
a maximum of 325,000 of the shares available for issuance under the 2010 Plan can be in the form of restricted shares or restricted stock units, and the 2010 Plan does not have liberal share counting provisions (such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan); and

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Index

4.	Notes Payable

The following table sets forth certain information related to the Company’s debt, derived from our unaudited balance sheet as of October 31, 2010 and audited balance sheet as of July 31, 2010 (in thousands):

	October 31	July 31
	2010	2010
Notes payable	$5,000	5,000
Less current maturities	360	-
Notes payable non-current	$4,640	$5,000

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

5.	Line of Credit

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

The agreement bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of October 31, 2010) plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  The interest rate is subject to a floor equal to the sum of (i) 2.5%; plus (ii) the quotient of: (a) the one month LIBOR rate divided by (b) one minus the maximum aggregate reserve requirement imposed under Regulation D of the Board of Governors of the Federal Reserve System (effective floor of 2.8% as of October 31, 2010). The agreement includes a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2012.  The line of credit is secured by substantially all assets of the company and limits repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring us to maintain a minimum debt service coverage ratio of 1.2 to 1.0, with which we were in compliance at October 31, 2010.  There was $1,025,000 principal outstanding on the line of credit at October 31, 2010 and July 31, 2010.  There was $975,000 remaining and eligible per the terms of the agreement on the line of credit at October 31, 2010.

6.	Shareholder Rights Plan

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

Index

7.	Income Taxes

The unaudited provision for income taxes for the three months ended October 31, 2010 and 2009 is composed of the following (in thousands):

	2010	2009
Current:
Federal	$-	$-
State	-	1
Change in the beginning deferred tax asset valuation allowance	-	(134)
Deferred, net	145	138
Income tax (benefit) expense from continuing operations	$145	$5
Income tax benefit from discontinued operations (1)	$-	$-

(1) Net of recorded deferred income tax asset valuation allowance

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  An assessment is performed semi-annually of the likelihood that net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because ultimately the realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowances is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income. The Company made no change in its estimated valuation allowance in the current quarter ended October 31, 2010 and $134,000 decrease for the quarter ended October 31, 2009.  The Company continues to evaluate the realizability of deferred tax assets on a semi-annual basis.

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

Index

Information concerning our operating business segments is as follows for the periods indicated (in thousands):

	(Unaudited)
	Three months ended October 31
	2010	2009
Revenue from continuing operations:
Netherlands	$186	$176
United States	5,138	5,261
Consolidated	$5,324	$5,437

	(Unaudited)
	Three months ended October 31
Net income (loss) from continuing operations:	2010	2009
Netherlands	$(48)	$(15)
United States	147	340
Consolidated	$99	$325

	(Unaudited)	(Audited)
	October 31	July 31
Total Assets	2010	2010
Netherlands	$373	$328
United States	18,836	19,449
Consolidated	$19,209	$19,777

9.	Restructuring

In July 2008, ARI announced a restructuring that consolidated our data conversion operations in Williamsburg, Virginia into our Wisconsin location and consolidated our software development operations in Colorado Springs, Colorado into our Cypress, California location.  The following represents changes to the restructuring reserve, as originally scheduled, which is included in other accrued liabilities on the balance sheet (in thousands):

Net future lease costs
Beginning Balance	$80
Payments	(30)
Ending Balance	$50

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

Index

The following represents changes to the July 2010 restructuring reserve, as originally scheduled, related to the continuing operation, which is included in accrued payroll and related liabilities on the balance sheet (in thousands):

Severance and related benefits
Balance at 7/31/10	$147
Payments	(76)
Balance at 10/31/10	$71

The following represents changes to the July 2010 restructuring reserves, as originally scheduled, related to the AFIS divestiture, which are included in other accrued liabilities on the balance sheet (in thousands):

	Severance and related benefits	Other accrued liabilities	Total
Balance at 7/31/10	$27	$83	$110
Payments	(8)	(34)	(42)
Balance at 10/31/10	$19	$49	$68

The accrued severance and related restructuring reserve from continuing operations, which is included in accrued payroll and related liabilities on the balance sheet, will be fully paid during fiscal 2011.  The accrued restructuring reserves from discontinued operations, which are included in other accrued liabilities on the balance sheet, will have payments continuing through fiscal 2013.

10.	Discontinued Operations

On July 27, 2010, we divested AFIS, which offered dealer F&I services.  The divestiture resulted in a loss from discontinued operations of $1,000, which was recorded in the fourth quarter of fiscal 2010.  The results of operations of AFIS, which were previously reported within the United States business segment, have been reflected as a discontinued operation in our consolidated financial statements for all periods presented.  The following table represents the results of operations of AFIS for the three months ended October 31, 2009 (in thousands):

Three months ended
October 31
2009

Revenues	$33
Cost of sales	3
Operating expenses	193
Operating loss	(163)
Income tax benefit	-

Net loss	$(163)

(1)	Net of recorded deferred income tax asset valuation allowance

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended October 31, 2010 and 2009, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2010, under “Item 1A. Risk Factors,”, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Summary

Despite a variety of challenges facing us as we entered fiscal 2011, including tough economic conditions in the markets we serve, our results from operations remained positive in the first quarter.  Our challenges included: (i) the loss of non-cash revenues associated with the amortization of a deferred revenue liability established at the time of the Channel Blade acquisition; (ii) increased income tax expense resulting from the fiscal 2010 change in the methodology used to estimate our deferred tax asset valuation allowance; (iii) an increase in the interest rate on the note payable related to the Channel Blade acquisition; and (iv) an increase in the rate of customer “churn”.  These challenges are further discussed below.

New sales remained strong in the quarter and were slightly ahead of the first quarter of fiscal 2010.  Despite the increase in sales, net revenue declined 2% year over year.  This decline is solely due to the aforementioned decline in amortization of deferred revenues.  At the time of the Channel Blade acquisition, we established a deferred revenue liability of approximately $1,300,000 related to set up fees previously provided by Channel Blade on sales of its website product.  Since the acquisition, we have amortized this liability over the remaining lives of the original contracts and recognized the revenues accordingly.  As of the end of fiscal 2010, the liability was, for all intents and purposes, fully amortized.  The first quarter decline in revenues associated with this amortization, as compared to the first quarter of fiscal 2010, was approximately $370,000. Aside from accounting for this non-cash item, fiscal 2011 first quarter revenues would have increased approximately $257,000, or approximately 5%.

There was no cash impact and no costs associated with the revenues from the amortization of the deferred revenue liability.  As such, the absence of these revenues in fiscal 2011 will impact our year over year operating results throughout the fiscal year, albeit at a declining rate with each successive quarter.

Net income for the first quarter was $99,000, or $.01 per share, a decline of 39% from the first quarter of fiscal 2010.  This decline was impacted by the lost revenues previously discussed, as well as an increase in interest and income tax expenses, another non-cash item.  These negative impacts on reported results of operations were partially offset by the divestiture of ARI F&I Services in July 2010, as we incurred losses from our discontinued F&I operations of $163,000 in the first quarter of fiscal 2010.  Interest expense increased from $139,000 in the first quarter of fiscal 2010 to $201,000 this year, as the rate on our note payable from the acquisition of Channel Blade increased in April 2010.

Income tax expense increased during the quarter from $5,000 last year to $145,000 this year.  In the fourth quarter of fiscal 2010 we made a change to the methodology used to estimate our deferred tax asset valuation allowance.  This change in methodology had the impact of essentially recognizing on the balance sheet the full value of our net operating loss carryforwards, whereas previously we recognized the value of our net operating losses to be utilized over the succeeding three year period.  This change will allow for greater year over year stability in the amount of income tax expense recognized, whereas historically we have seen large annual swings in this expense.  It should be noted that the income tax expense is based on statutory tax rates and does not represent current taxes due, as previously discussed in Note 7 to the consolidated financial statements.

Index

Operating income for the first quarter of fiscal 2011 was $445,000, only a slight decline from $469,000 over the same period last year, despite the $370,000 impact from the non-cash  amortization of the deferred revenue liability.  Excluding these lost revenues, operating income in the first quarter of fiscal 2010 would have substantially improved over last year, which can be attributed to the cost reduction strategies executed the past several years, the continued integration of the Channel Blade operations into ARI, and the fact that fiscal 2010’s first quarter results included the losses associated with the discontinued F&I operation.

Our key strategies for fiscal 2011, which were discussed in our October 29, 2010 Letter to Shareholders, are: (i) deepening relationships with our existing customer base to foster organic growth; (ii) continually enhancing our core services to foster new sales and subscription renewals; and (iii) refining our organization and processes to drive innovation and efficiency.

In the latter half of fiscal 2010, we conducted an extensive investigation into the needs and value drivers of our customers and have used those insights to enhance our product development and operational plans.  We are preparing to go to market with a significantly upgraded website product and are generating new releases and upgrades to both our lead management and catalog products.  We have also directed more resources to our customer retention program designed to maintain and grow our customer base while our sales team generates new sales to grow our business.  We will continue to execute these strategies throughout fiscal 2011 and anticipate an improvement in our operating results.

Index

Net Revenues and Gross Margins

The following table summarizes our net revenues, gross profit and gross margin percentage by major product category (in thousands):

	(Unaudited)
	Three months ended October 31		Percent
	2010	2009	Change
Catalog
Revenue	$3,130	$3,078	1.7%
Cost of revenue	397	387	2.6%
Gross profit	2,733	2,691	1.6%
Gross margin percentage	87.3%	87.4%
Website
Revenue	1,216	1,473	-17.5%
Cost of revenue	241	234	3.0%
Gross profit	975	1,239	-21.3%
Gross margin percentage	80.2%	84.1%
Lead management
Revenue	192	247	-22.2%
Cost of revenue	52	26	100.0%
Gross profit	140	221	-36.6%
Gross margin percentage	72.9%	89.5%
Other
Revenue	786	639	23.0%
Cost of revenue	477	304	56.9%
Gross profit	309	335	-7.7%
Gross margin percentage	39.3%	52.4%
Total
Revenue	5,324	5,437	-2.1%
Cost of revenue	1,167	951	22.7%
Gross profit	$4,157	$4,486	-7.3%
Gross margin percentage	78.1%	82.5%

Our revenues for the quarter were impacted by three things: (i) an increase is new sales; (ii) an increase in customer churn compared to last year; and (iii) the decrease in acquisition-related revenues previously discussed.  We experienced an increase in our customer churn during the latter half of fiscal 2010, which we discussed in detail in our most recent Annual Report.  We have seen a mild improvement in the rate of churn in the first quarter compared to the last quarter of fiscal 2010 and expect to see further improvement throughout the year as we continue to make progress toward our strategic objectives.

Catalog revenues, which continue to be our largest revenue generator, include sales from our US operation and our international operation located in the Netherlands.  We experienced increased revenues from our catalog products for the quarter ended October 31, 2010, compared to last year.  We attribute this primarily to an increase in new subscription sales from our international and US operations.  Website revenues declined in the first quarter of fiscal 2010 primarily due to the decline in acquisition-related deferred revenue previously discussed.

Revenues from our Lead Management product decreased for the first quarter of fiscal 2011, compared to last year.  Much of Lead Management sales are from the Marine industry, which has been adversely affected in particular by the recent economic conditions.  We experienced increased churn in this product during the latter half of fiscal 2010, which had a negative impact on our first quarter revenues.

Index

We had an increase in revenues from products included in the Other Revenues category during the first quarter of fiscal 2011, compared to last year.  Some of these products, while contributing to our income, have lower margins.

We continued to experience strong new sales in the first quarter of fiscal 2011 and anticipate continued strong sales for the remainder of the fiscal year, but due to the impact of the non-cash generating amortization of deferred revenue in fiscal 2010, we do not expect a large year over year increase in total revenue.

The table below breaks out unaudited cost of revenues for the three months ended October 31, 2010 and 2009 (in thousands):

	Three months ended October 31
	2010	Percent of Revenue	2009	Percent of Revenue

Net revenue	$5,324		$5,437
Cost of revenues:
Amortization of capitalized software costs	251	4.7%	253	4.7%
Direct labor	329	6.2%	337	6.2%
Other direct costs	587	11.0%	361	6.6%
Total cost of revenues	1,167	21.9%	951	17.5%
Gross profit	$4,157	78.1%	$4,486	82.5%

Gross profit for the three months ended October 31, 2010 was $4,157,000, or 78.1% of revenues, compared to $4,486,000, or 82.5% of revenues for the same period last year.  The decline in gross profit, as well as the decline in gross profit margin, was primarily attributed to two factors.  First, revenues associated with the amortization of the deferred revenue liability declined $370,000, which led to a corresponding decline in gross profit.  As previously discussed, these revenues generated a 100% gross profit margin, as there were no costs associated with them.  Excluding these non-cash revenues, the gross margin percentage would have been 78.0% for the first quarter of fiscal 2011 compared with 81.1% over the same period in fiscal 2010.  Second, there was a change in product mix.  We expect fluctuations in gross margin from quarter to quarter and year over year as our products have varying gross margins.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category (in thousands):

	Three months ended October 31
	2010	Percent of Revenue	2009	Percent of Revenue	Percent Change
Sales and marketing	$1,142	21.5%	$1,138	20.9%	0.4%
Customer operations and support	789	14.8%	809	14.9%	-2.5%
Software development and technical support (1)	322	6.0%	547	10.1%	-41.1%
General and administrative	1,052	19.8%	1,043	19.2%	0.9%
Restructuring (2)	-	0.0%	76	1.4%	n/a
Depreciation and amortization (3)	407	7.6%	404	7.4%	0.7%
Net operating expenses	$3,712	69.7%	$4,017	73.9%	-7.6%

(1)	Net of capitalized software development costs of $430 and $260 for the three months ended October 31, 2010 and 2009, respectively.
(2)	Represents an adjustment to accrued rent related to the 2008 restructuring.
(3)	Exclusive of amortization of software products of $251 and $253 for the three months ended October 31, 2010 and 2009, respectively, which are included in cost of revenue.

Index

Overall operating expenses were $3,712,000 in the first quarter of fiscal 2011, a decrease of $305,000, or 7.6%, over the same period last year.  This decrease primarily resulted from a decline in the amount of software development and technical support costs classified as operating expenses and $76,000 of expense in the first quarter of fiscal 2010 related to an adjustment to the accrued rent liability for our vacated Colorado Springs facility.

Our development and technical support staff have three essential responsibilities, the accounting treatment of which varies depending upon the work performed.  Costs associated with internal software development efforts are typically capitalized as software product costs and amortized over the estimated useful life of the product; professional services performed for customers related to software customization projects are classified as cost of revenues; and all other activities are considered operating expenses and included within the software development and technical support expense category.  The table below summarizes our software development and technical support costs (in thousands):

	(Unaudited)
	Three months ended October 31		Percent
	2010	2009	Change
			-100.0%
Total software development and technical support costs	$1,039	$1,132	-8.2%

Less: amount capitalized as software development	(430)	(260)	65.4%
Less: direct labor classified as cost of revenues	(287)	(325)	-11.7%

Net software development and technical support costs classified as operating expenses	$322	$547	-41.1%

We expect fluctuations in the amount of software development and technical support costs classified as operating expenses from period to period, as the mix of development and customization activities will change based on customer requirements, even if total software development and technical support departmental costs remain relatively constant.

During the first quarter we capitalized $430,000 of software development costs, versus $260,000 for the same period last year.  As discussed earlier, we have been completing several significant product upgrades and enhancements in fiscal 2011, which we expect will generate additional future revenues for the Company.  Management anticipates the total spending for software development and technical support to continue at relatively the same level for the remainder of fiscal 2011, as we focus on our core strategy of product enhancement and innovation.

Income Taxes

We have unused net operating loss carryforwards for federal income tax purposes of approximately $18,375,000 expiring through 2031 and as such generally only incur alternative minimum taxes.  Current income tax expense is the statutory tax rate applied to current US income before taxes, most of which is a reduction of deferred tax assets and not a current obligation.

Index

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain unaudited cash flow information derived from our financial statements (in thousands).

	Three months ended October 31
	2010	2009
Net cash provided by operating activities	$526	$(314)
Net cash used in investing activities	(549)	(380)
Net cash provided by (used in) financing activities	(54)	343
Effect of foreign currency exchange rate changes on cash	-	(8)
Net change in cash	$(77)	$(359)

Cash at end of period	$861	$291

At October 31, 2010, we had a cash balance of $861,000, a $77,000 decline from our July 31, 2010 fiscal year end, but a substantial increase over the same period last year, resulting from increased operating cash flows.

Net cash provided by operations increased significantly for the three months ended October 31, 2010, compared to the same period last year.  The key drivers of this increase are (i) that a greater portion of our revenues in the first quarter of fiscal 2011 resulted in cash collected due to the non-cash amortization of revenue in the first quarter of fiscal 2010; (ii) improved collection processes as seen by the 15% decrease in accounts receivable, net of bad debt allowance; and (iii) a decline in vendor payments as a result of our reduction in operating expense.

We used more cash for investing activities during the three months ended October 31, 2010 than we did in the same period last year, which is primarily due to our increased investment in product development related to our core strategy of product enhancement and innovation.  Management expects cash used in investing activities to fluctuate from period to period based on the level of software development activities as well as the timing of acquisitions.

We used $54,000 in financing activities to pay our capital lease obligations in the first quarter of fiscal 2011, whereas for the same period last year we generated cash from financing activities of $343,000 from additional borrowings on our line of credit.  Our first fiscal quarter has historically been the lowest quarter for cash receipts, as it represents the lowest sales period of the year for many of our dealer customers.  During the first quarter of fiscal 2010 we borrowed an additional $200,000 on our line of credit.  We did not draw down any additional amounts on the line of credit in the first quarter this year.

Management believes that current cash balances, as well as the existing availability under our line of credit with JPMorgan Chase, are sufficient to fund our needs over the next twelve months.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Index

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of October 31, 2010.  Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of October 31, 2010 at the reasonable assurance level.

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2010 at the reasonable assurance level.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended October 31, 2010.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in full detail in Item 1A of our annual report on Form 10-K for the fiscal year ended July 31, 2010.  There have been no significant changes to the risks described in Item 1A of our annual report on Form 10-K for the fiscal year ended July 31, 2010.

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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of December 2010.

ARI NETWORK SERVICES, INC.
(Registrant)

By:	/s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ Darin R. Janecek
Darin R. Janecek
Vice President of Finance and Chief Financial Officer