Form 10-Q
period 2011-01-31
ARI NETWORK SERVICES INC /WI
filed 2011-03-17
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
YES   ☐ NO   ☒

As of March 8, 2011, there were 7,900,974 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2011	2010
Current assets:
Cash and cash equivalents	$1,227	$938
Trade receivables, less allowance for doubtful accounts of $355 at January 31, 2011 and $565 at July 31, 2010	1,006	1,359
Work in process	112	133
Prepaid expenses and other	588	481
Deferred income taxes	2,294	2,600
Total current assets	5,227	5,511
Equipment and leasehold improvements:
Computer equipment	1,970	1,883
Leasehold improvements	506	506
Software and equipment	2,181	1,970
	4,657	4,359
Less accumulated depreciation and amortization	2,852	2,433
Net equipment and leasehold improvements	1,805	1,926
Capitalized software product costs:
Amounts capitalized for software product costs	16,666	15,919
Less accumulated amortization	14,048	13,524
Net capitalized software product costs	2,618	2,395
Deferred income taxes	1,854	1,616
Other long term assets	66	63
Other intangible assets	2,422	2,827
Goodwill	5,439	5,439
Total assets	$19,431	$19,777

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2011	2010
Current liabilities:
Current borrowings on line of credit	$1,175	$1,025
Current portion of notes payable	549	-
Accounts payable	498	490
Deferred revenue	4,794	5,270
Accrued payroll and related liabilities	1,192	1,322
Accrued taxes	44	60
Other accrued liabilities	749	844
Current portion of capital lease obligations	144	192
Total current liabilities	9,145	9,203
Non-current liabilities:
Notes payable	4,451	5,000
Long-term portion of accrued compensation	-	17
Capital lease obligations	274	338
Other long term liabilities	-	-
Total non-current liabilities	4,725	5,355
Total liabilities	13,870	14,558

Shareholders' equity:Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000shares authorized; 0 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,884,498 and 7,768,921 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	8	8

Common stock warrants and options	1,042	983
Additional paid-in-capital	95,822	95,748
Accumulated deficit	(91,285)	(91,507)
Other accumulated comprehensive loss	(26)	(13)
Total shareholders' equity	5,561	5,219
Total liabilities and shareholders' equity	$19,431	$19,777

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2011	2010	2011	2010
Net revenue	$5,238	$5,334	$10,562	$10,771
Cost of revenue	1,086	973	2,253	1,924
Gross profit	4,152	4,361	8,309	8,847
Operating expenses:
Sales and marketing	1,084	1,196	2,226	2,334
Customer operations and support	922	847	1,711	1,656
Software development and technical support (net of capitalized software product costs)	454	284	776	831
General and administrative	1,028	1,125	2,080	2,168
Restructuring	-	-	-	76
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	410	417	817	821
Net operating expenses	3,898	3,869	7,610	7,886
Operating income	254	492	699	961
Other income (expense):
Interest expense	(203)	(150)	(404)	(289)
Other, net	6	(3)	6	(3)
Total other income (expense)	(197)	(153)	(398)	(292)
Income (loss) from continuing operations before provision for income tax	57	339	301	669
Income tax benefit (expense)	66	-	(79)	(5)
Income from continuing operations	123	339	222	664
Discontinued operations, net of tax	-	(163)	-	(326)
Net income	$123	$176	$222	$338

Income from continuing operations per common share:
Basic	$0.02	$0.04	$0.03	$0.08
Diluted	$0.02	$0.04	$0.03	$0.08

Net income per common share:
Basic	$0.02	$0.02	$0.03	$0.04
Diluted	$0.02	$0.02	$0.03	$0.04

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Six months ended January 31
	2011	2010
Operating activities
Net income	$222	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	524	519
Depreciation and other amortization	817	814
Provision for bad debt allowance	21	10
Deferred income taxes	68	-
Stock based compensation related to stock options	59	93
Stock issued as contribution to 401(k) plan	59	52
Net change in assets and liabilities:
Trade receivables	332	(70)
Work in process	21	(23)
Prepaid expenses and other	(107)	17
Other long term assets	(3)	(1)
Accounts payable	8	(473)
Deferred revenue	(476)	(719)
Accrued payroll and related liabilities	(138)	(236)
Accrued taxes	(16)	(48)
Accrued sales, use and income tax
Other accrued liabilities	(95)	(78)
Net cash provided by operating activities	1,296	195
Investing activities
Purchase of equipment, software and leasehold improvements	(192)	(225)
Software capitalized for internal use	(106)	(67)
Software development costs capitalized	(747)	(625)
Net cash used in investing activities	(1,045)	(917)
Financing activities
Borrowings under line of credit	150	525
Payments under notes payable	-	(117)
Proceeds from capital lease obligations incurred	-	300
Payments of capital lease obligations	(112)	(59)
Proceeds from issuance of common stock	6	-
Net cash provided by financing activities	44	649
Effect of foreign currency exchange rate changes on cash	(6)	-
Net change in cash and cash equivalents	289	(73)
Cash and cash equivalents at beginning of period	938	650
Cash and cash equivalents at end of period	$1,227	$577
Cash paid for interest	$579	$290
Cash paid for income taxes	$20	$54

Noncash investing and financing activities
Issuance of common stock related to payment of executive compensation	$9	$10

See accompanying notes

Notes to Unaudited Consolidated Financial Statements

1.	Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI”) provides technology-enabled solutions that help dealers, distributors and manufacturers worldwide increase revenue and reduce costs.  Our suite of products and services include: (i) electronic catalogs for publishing, viewing and interacting with technical reference information about equipment; (ii) lead generation and management products and services designed to help dealers grow their businesses and increase profitability through efficient marketing of their products; and (iii) websites with eCommerce capabilities designed to generate sales through the sites and provide information to consumers in the dealers’ local areas.  We deliver our products and services to companies of all sizes across a dozen vertical markets, with a core emphasis on the outdoor power, power sports, marine, RV, and appliance sectors. We estimate that approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.

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

In fiscal 2009, ARI F&I Services, LLC (“AFIS”), a wholly-owned subsidiary of ARI, acquired Powersports Outsourcing Group. AFIS was subsequently sold on July 27, 2010.  The results of AFIS have been reported as a discontinued operation.

Significant Accounting Policies

Our accounting policies were fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2010, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2010.  There were no changes to our accounting policies during the six months ended January 31, 2011.

Changes in Accounting Estimates

The Company made a change in its estimated valuation allowance related to our deferred tax assets during the quarter ended January 31, 2011 resulting from our semi-annual evaluation of the estimated future expected results of operations.  The difference between the amounts previously recorded as a valuation allowance and the amount currently recorded was credited to income tax expense, as more fully discussed in Note 7.  The amount of this change in accounting estimate was income of approximately $137,000, or $0.02 per basic and diluted common share, for the three and six months ended January 31, 2011.

Concentrations

The Company had no cash deposits in excess of the insurance coverage provided by the Federal Deposit Insurance Corporation as of January 31, 2011 and 2010, which would be exposed to loss in the event of a nonperformance by the financial institution.  Additionally, no single customer accounted for 10% or more of ARI’s revenue during the periods presented.

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

Deferred Revenue

In conjunction with our April 2009 acquisition of Channel Blade Technologies (“Channel Blade”), we incurred a deferred revenue liability of approximately $1,310,000 related to setup fees previously charged for hosted websites.  The deferred revenue liability is being amortized over the terms of the customer contracts, of which approximately $13,000 is remaining as of January 31, 2011.  Approximately $13,000 and $36,000 of the Channel Blade deferred revenue was recognized during the three and six months ended January 31, 2011, respectively, and approximately $246,000 and $640,000 was recognized during the same periods last year.

Goodwill and Other Intangible Assets

We assess goodwill for impairment annually, or more frequently if circumstances warrant a review.  Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, or the sale or other disposition of a significant portion of the business, among others.  We did not test for goodwill impairment during the periods presented.

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

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed semi-annually or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the income statement.  Refer to footnote 7 for further discussion.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs were $15,000 and $43,000 for the three and six months ended January 31, 2011, respectively, and $25,000 and $58,000 for the same periods last year.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended January 31		Six months ended January 31
	2011	2010	2011	2010
Income from continuing operations	$123	$339	$222	$664
Loss from discontinued operations	-	(163)	-	(326)
Net income	$123	$176	$222	$338

Weighted-average common shares outstanding	7,842	7,757	7,809	7,734
Effect of dilutive stock options and warrants	13	23	13	23
Diluted weighted-average common shares outstanding	7,855	7,780	7,822	7,757

Earnings per share - basic:
Income from continuing operations	$0.02	$0.04	$0.03	$0.08
Loss from discontinued operations	-	(0.02)	-	(0.04)
Net income	$0.02	$0.02	$0.03	$0.04

Earnings per share - diluted:
Income from continuing operations	$0.02	$0.04	$0.03	$0.08
Loss from discontinued operations	-	(0.02)	-	(0.04)
Net income	$0.02	$0.02	$0.03	$0.04

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	565	1,382	565	1,382

3.	Stock-based Compensation Plans

Total stock compensation expense recognized by the Company was approximately $34,000 and $59,000 during the three and six month periods ended January 31, 2011 and approximately $53,000 and $93,000 for the same periods last year.  There was approximately $168,000 and $208,000 of total unrecognized compensation costs related to non-vested options granted under its stock option plans as of January 31, 2011 and 2010, respectively.  There were no capitalized stock-based compensation costs at January 31, 2011 or July 31, 2010.

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

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and six months ended January 31, 2011 and 2010, respectively:

	Three months ended January 31		Six months ended January 31
	2011	2010	2011	2010
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	2.8%	3.5%	2.8%	3.6%
Expected volatility	104.9%	92.9%	103.1%	91.2%
Expected forfeiture rate	18.3%	15.9%	16.9%	8.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, and 177,439 of the shares have been issued as of January 31, 2011. All employees of the Company with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.  The following amendments to the 2000 Employee Stock Purchase Plan were made in November 2010 and approved by the Company's shareholders in December 2010:

•	increasing the number of shares of Common Stock authorized for sale under the ESPP from 175,000 to 225,000;
•
amending the term of the ESPP to continue in effect until all of the shares of Common Stock reserved for issuance under the ESPP, as increased or adjusted from time to time, have been issued, unless sooner terminated in accordance with its terms;

•
removing the prohibition on executive officer participation in the ESPP and providing that no executive officer will be eligible to participate in the ESPP unless otherwise determined by the Compensation Committee prior to an offering period; and

•
updating the definition of “Fair Market Value” for offerings commencing on or after January 1, 2011 to relate to the bid and ask prices of the Company’s Common Stock on the NASDAQ Over-The-Counter Bulletin Board.

1991 Stock Option Plan

Our 1991 Stock Option Plan (“1991 Plan”) was terminated on August 14, 2001, except as to outstanding options. All options outstanding under the 1991 Plan expired as of September 7, 2010.   Changes in option shares under the 1991 Plan during the three and six months ended January 31, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 10/31/09	35,500	$2.43	0.84	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	9.06	n/a	n/a
Outstanding and exercisable at 1/31/10	35,000	$2.33	0.60	$-

Outstanding and exercisable at 10/31/10	-	$-	-	$-
Granted	n/a	n/a	n/a	n/a
Exercised	n/a	n/a	n/a	n/a
Forfeited	n/a	n/a	n/a	n/a
Outstanding and exercisable at 1/31/11	-	$-	-	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	9.06	n/a	n/a
Outstanding and exercisable at 1/31/10	35,000	$2.33	0.60	$-

Outstanding and exercisable at 7/31/10	35,000	$2.33	0.10	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(35,000)	2.33	n/a	n/a
Outstanding and exercisable at 1/31/11	-	$-	-	$-

The range of exercise prices for options outstanding under the 1991 Plan at January 31, 2010 was $2.06 to $2.44.

1993 Director Stock Option Plan

The Company’s 1993 Director Stock Option Plan (“1993 Plan”) has expired and was terminated except for outstanding options. The 1993 Plan originally had 150,000 shares of common stock reserved for issuance to non-employee directors. Options under the 1993 Plan were granted at the fair market value of the stock on the grant date.

Each option granted under the 1993 Plan is exercisable one year after the date of grant and cannot be exercised later than ten years from the date of grant.  All options outstanding under the 1993 Plan expired as of September 11, 2010.

Changes in option shares under the 1993 Plan during the three and six months ended January 31, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 10/31/09	1,313	$2.65	0.72	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 1/31/10	1,313	$2.65	0.47	$-

Outstanding and exercisable at 10/31/10	-	$-	-	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 1/31/11	-	$-	-	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 1/31/10	1,313	$2.65	0.47	$-

Outstanding and exercisable at 7/31/10	750	$2.05	0.08	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(750)	2.05	n/a	n/a
Outstanding and exercisable at 1/31/11	-	$-	-	$-

The range of exercise prices for options outstanding under the 1993 Plan at January 31, 2010 was $2.00 to $3.56.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (“2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The Company’s 2000 Stock Option Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three and six months ended January 31, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 10/31/09	1,221,527	$1.50	6.86	$37,456
Granted	78,750	0.80	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(8,500)	1.45	n/a	n/a
Outstanding at 1/31/10	1,291,777	$1.46	6.80	$34,698
Exercisable at 1/31/10	854,251	$1.56	5.80	$26,120

Outstanding and exercisable at 10/31/10	1,329,268	$1.38	6.40	$11,363
Granted	79,000	0.62	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(23,149)	1.35	n/a	n/a
Outstanding at 1/31/11	1,385,119	$1.33	6.41	$35,575
Exercisable at 1/31/11	962,303	$1.51	5.37	$18,982

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	1,213,402	$1.51	7.08	$21,337
Granted	100,750	0.81	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(22,375)	1.46	n/a	n/a
Outstanding at 1/31/10	1,291,777	$1.46	6.80	$34,698
Exercisable at 1/31/10	854,251	$1.56	5.80	$26,120

Outstanding and exercisable at 7/31/10	1,269,981	$1.41	6.48	$13,319
Granted	146,100	0.64	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(30,962)	1.35	n/a	n/a
Outstanding at 1/31/11	1,385,119	$1.33	6.41	$35,575
Exercisable at 1/31/11	962,303	$1.51	5.37	$18,982

The range of exercise prices for options outstanding under the 2000 Plan at January 31, 2011 and 2010 was $0.15 to $2.735.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/09	363,776	$1.36
Granted	78,750	0.80
Vested	-	n/a
Forfeited	(5,000)	1.45
Non-vested at 1/31/10	437,526	$1.26

Non-vested at 10/31/10	346,941	$1.01
Granted	79,000	0.62
Vested	(500)	0.86
Forfeited	(2,625)	0.94
Non-vested at 1/31/11	422,816	$0.94

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/09	341,776	$1.40
Granted	100,750	0.81
Vested	-	n/a
Forfeited	(5,000)	1.45
Non-vested at 1/31/10	437,526	$1.26

Non-vested at 7/31/10	282,528	$1.09
Granted	146,100	0.64
Vested	(500)	0.86
Forfeited	(5,312)	0.92
Non-vested at 1/31/11	422,816	$0.94

The weighted average remaining vesting period was 1.38 years at January 31, 2011.

2010 Stock Option Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on November 9, 2010, and it was approved by the Company's shareholders in December 2010.  The 2010 Plan is the successor to the Company’s 2000 Plan.

The 2010 Plan includes the following provisions:

•	the aggregate number of shares of Common Stock subject to the 2010 Plan is 650,000 shares;
•	the exercise price for options and stock appreciation rights cannot be less than 100% of the fair market value, as defined, of the Company’s Common Stock on the date of grant;
•
the exercise prices for options and stock appreciation rights cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan;

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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three months ended January 31, 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 10/31/10	-	$-	-	$-
Granted	24,500	0.65	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 1/31/11	24,500	$0.65	9.97	$2,330
Exercisable at 1/31/11	-	$-	-	$-

The range of exercise prices for options outstanding under the 2010 Plan at January 31, 2011 was $0.650 to $0.655.

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/10	-	$-
Granted	24,500	0.65
Vested	-	-
Forfeited	-	-
Non-vested at 1/31/11	24,500	$0.65

The weighted average remaining vesting period was 9.97 years at January 31, 2011.

4.	Notes Payable

The following table sets forth certain information related to the Company’s debt, derived from our unaudited balance sheet as of January 31, 2011 and audited balance sheet as of July 31, 2010 (in thousands):

	January 31	July 31
	2011	2010
Notes payable	$5,000	$5,000
Less current maturities	549	-
Notes payable non-current	$4,451	$5,000

We issued a $5,000,000 secured promissory note in connection with the April 27, 2009 acquisition of Channel Blade.  The annual interest rate on the note was 10% for the first year and 14% thereafter.  Accrued interest only is due quarterly through April 30, 2011.  Twenty equal quarterly payments, which will include principal and interest, will then be due, commencing August 1, 2011.

5.	Line of Credit

On July 9, 2004, we entered into a line of credit agreement with JPMorgan Chase, N.A. which, as amended, permits us to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the subscription loss rate averaged over the prior three months is less than 4%) minus $75,000, up to $2,000,000.  Eligible accounts include certain non-foreign accounts receivable which are outstanding for fewer than 90 days from the invoice date.

The agreement bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of January 31, 2011) plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  The interest rate is subject to a floor equal to the sum of (i) 2.5%; plus (ii) the quotient of: (a) the one month LIBOR rate divided by (b) one minus the maximum aggregate reserve requirement imposed under Regulation D of the Board of Governors of the Federal Reserve System (effective floor of 2.8% as of January 31, 2011). The agreement includes a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2012.  The line of credit is secured by substantially all assets of the Company and limits repurchases of Common Stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring us to maintain a minimum debt service coverage ratio of 1.2, with which we were in compliance at January 31, 2011.  There was $1,175,000 and $1,025,000 principal outstanding on the line of credit at January 31, 2011 and July 31, 2010, respectively.  There was $825,000 remaining and eligible per the terms of the agreement on the line of credit at January 31, 2011.

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

7.	Income Taxes

The unaudited provision for income taxes for the three and six months ended January 31, 2011 and 2010 is composed of the following (in thousands):

	Three months ended January 31		Six months ended January 31
	2011	2010	2011	2010
Current:
Federal	$-	$-	$-	$-
State	(10)	-	(10)	(1)
Change in the beginning deferred tax asset valuation allowance	137	158	137	292
Deferred, net	(61)	(158)	(206)	(296)

Income tax benefit (expense) from continuing operations	$66	$-	$(79)	$(5)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated tax benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  We have unused net operating loss carry forwards for federal income tax purposes of approximately $16,745,000 expiring through 2031, a large portion of which expire by 2013. As a result, we generally only incur alternative minimum taxes.

An assessment is performed semi-annually of the likelihood that our net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income.

We had a change in estimate on our valuation allowance by $137,000 for the quarter ended January 31, 2011, as a result of our semi-annual evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.  We will continue to evaluate the realizability of our deferred tax assets on a semi-annual basis.

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

Information concerning our operating business segments is as follows for the periods indicated (in thousands):

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2011	2010	2011	2010
Revenue from continuing operations
Netherlands	$187	$181	$373	$357
United States	5,051	5,153	10,189	10,414
Consolidated	$5,238	$5,334	$10,562	$10,771

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2011	2010	2011	2010
Net income (loss) from continuing operations
Netherlands	$(6)	$(56)	$(54)	$(71)
United States	129	395	276	735
Consolidated	$123	$339	$222	$664

	(Unaudited)	(Audited)
	January 31	July 31
	2011	2010
Total Assets
Netherlands	$250	$328
United States	19,181	19,449
Consolidated	$19,431	$19,777

9.	Restructuring

In July 2008, ARI announced a restructuring that consolidated our data conversion operations in Williamsburg, Virginia into our Wisconsin location and consolidated our software development operations in Colorado Springs, Colorado into our Cypress, California location.  The following represents changes to the restructuring reserve, adjusted for a change in the estimated discounted future remaining payments, which is included in other accrued liabilities on the balance sheet (in thousands):

	Three months ended January 31		Six months ended January 31
	2011	2010	2011	2010
Beginning Balance	$50	$142	$80	$93
Payments	(29)	(30)	(59)	(57)
Adjustments	19	-	19	76
Ending Balance	$40	$112	$40	$112

During the six months ended January 31, 2011 and 2010, we increased the July 2008 restructuring reserve by $19,000 and $76,000, respectively, to adjust for our estimate of the remaining payments due on our vacant Colorado Springs facility.

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

The following represents changes to the July 2010 restructuring reserve, as originally scheduled, related to severance and related benefits from the continuing operation, which is included in accrued payroll and related liabilities on the balance sheet (in thousands):

	Three months ended January 31, 2011	Six months ended January 31, 2011
Beginning Balance	$71	$147
Payments	(47)	(123)
Ending Balance	$24	$24

The remaining accrued severance and benefits will be fully paid during fiscal 2011.

The following represents changes to the July 2010 restructuring reserves related to the AFIS divestiture, as adjusted, which are included in other accrued liabilities on the balance sheet (in thousands):

	Three months ended January 31, 2011	Six months ended January 31, 2011
Beginning Balance	$68	$110
Payments	(9)	(51)
Adjustments	(19)	(19)
Ending Balance	$40	$40

Adjustments were made to the accrued restructuring for expenses that were less than originally estimated.

10.	Discontinued Operations

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

The following table represents the results of operations of AFIS for the three and six months ended January 31, 2010 (in thousands):

	Three months ended January 31 2010	Six months ended January 31 2010

Revenues	$21	$54
Cost of sales	2	5
Operating expenses	182	375
Operating loss	(163)	(326)
Income tax benefit	-	-

Net loss	$(163)	$(326)

11.	Subsequent Events

On March 1, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with Globalrange Corporation (“Globalrange”).  Under the terms of the Agreement, we sold to Globalrange certain rights and assets relating to our electronic data interchange business for the agricultural chemicals industry (the “AgChem EDI Business”).

As part of the purchase price for the AgChem EDI Business, Globalrange agreed to assume certain liabilities of ARI relating to the AgChem EDI Business, primarily consisting of unearned revenues (as defined in the Agreement).  In addition, Globalrange will provide outsourced electronic data interchange switching services to certain of ARI’s customers for a period beginning six months following the closing date and ending four years thereafter.  Finally, Globalrange will make earn-out payments to ARI annually over a four-year period following the closing date.  The amounts of such earn-out payments will be determined based on collections received by the Buyer relating to the AgChem EDI business during such period, and will be subject to a floor and cap, in accordance with the terms of the Agreement.

Revenue from the AgChem EDI Business, which is included in other revenues was approximately $115,000 and $237,000 for the three and six months ended January 31, 2011 and $118,000 and $242,000 for the same periods last year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended January 31, 2011 and 2010, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2010, under “Item 1A. Risk Factors,”, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview of Business

ARI Network Services, Inc. (“ARI”) provides technology-enabled solutions that help dealers, distributors and manufacturers worldwide increase revenue and reduce costs. We deliver our products and services to companies of all sizes across a dozen vertical markets, with a core emphasis on the outdoor power, power sports, marine, RV, and appliance verticals. We estimate that 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our solutions to drive revenue, increase efficiencies and improve customer satisfaction.

Our Solutions

Our technology-enabled solutions are designed to facilitate our customers’ operations, from lead generation and lead management, to sales of their whole goods, parts, garments, and accessories (“PG&A”).  To achieve this, our products and services allow our customers to: (i) efficiently market to their customers and prospects in order to drive increased traffic; (ii) manage and nurture customers and prospects; (iii) increase revenues by selling PG&A products online; (iv) increase revenues by generating leads for whole goods; and (v) increase revenues and reduce costs by increasing the productivity of the customers support operations, specifically with respect to the sale of OEM parts.

Today, we generate revenue from three primary categories of technology-enabled solutions: (i) electronic catalogs for publishing, viewing and interacting with technical reference information about equipment; (ii) lead generation and management products and services designed to help dealers grow their businesses and increase profitability through efficient marketing of their products; and (iii) websites with eCommerce capabilities designed to generate sales through the sites and provide information to consumers in the dealers’ local areas.  Further information regarding our service offerings can be accessed at the Company’s website at www.arinet.com, or in our Annual Report on Form 10-K for the year ended July 31, 2010.

Our Strategy

Our mission is to be recognized in each market we serve as the leader in creating, marketing and supporting solutions that increase revenue and reduce costs for our customers. To do this, our technology-enabled products and services create connections between manufacturers, distributors, dealers and their end-customers. We expect to increase our financial and market performance by executing on the key elements of our strategy, which include:

•
Deepening relationships with our existing customer base through launching new technology-enabled products and services and cross-selling complementary products and services across customers and markets; this will improve the value proposition to the customer and will foster organic growth and reduce customer churn rates in our strategic, subscription-based products and services;

•	Continuing to execute on our current sales strategy with a focus on growing our customer base and increasing monthly recurring revenue (“MRR”);

•
Refining our organization and processes to drive innovation and efficiency, which will include providing operational focus on fewer high gross margin, critical nature, and recurring revenue products into the markets we serve; and

•	Pursuing strategic acquisitions that will allow us to expand our addressable market and customer base.

Our 2009 acquisition of Channel Blade and our 2008 acquisition of the electronic parts catalog and eCommerce assets of Info Access expanded not only our product offerings but the number of markets we serve as well.  As a result of those acquisitions, ARI is the market leader in the marine, RV and appliance markets.  Moving forward we expect to launch additional technology-enabled products and services that fit into our strategy of deepening our relationships with our customers.

Our Competitive Strengths

Market Leader in Core Verticals

We believe that we are one of the leaders in each of our core vertical markets and also believe we are the market leader in the outdoor power and marine markets.  Our direct relationships with approximately 18,000 dealers, 125 manufacturers, and 150 distributors allows us to cost-effectively leverage our published catalog content into a large and diversified customer base and to quickly roll out new product enhancements and technology-enabled solutions to this customer base.

Breadth and Depth of Published Content

The breadth and depth of our catalog content, as well as our ability to efficiently publish manufacturers’ PG&A data as it becomes available, provides ARI with a critical competitive advantage.  Our electronic catalog content enables multi-line dealers to easily access catalog content for multiple manufacturers using a single software platform.  This advantage provides "stickiness" to our catalog customer base that allows us to efficiently and cost effectively nurture our existing customers while devoting resources to develop new products and services and grow our overall customer base.

Recurring Revenue Model

A substantial portion of our revenues are subscription-based, recurring revenues.  Many of our customers are on contracts of twelve months or longer, and many of these contracts auto-renew for additional twelve month terms.  This provides us with advanced visibility into our future revenues, and when coupled with a low rate of customer churn, significantly reduces the cost to maintain and nurture our existing customer base.  This frees up resources to develop enhancements to our existing products as well as new products.

Suite of Products Covers Entire Sales Cycle

Our suite of dealer products and services and eCommerce capabilities enhance our customers' front office operations by covering the entire sales cycle, from lead generation and lead management to sales of PG&A to the consumer, both in-store and online.

Our Markets and the Challenges We Face

Competition for our products and services varies by product and by vertical market. We believe that no single competitor today competes with us on every product and service in each of our industry verticals. In electronic catalogs, we compete primarily with Snap-on Business Solutions, which designs and delivers electronic parts catalogs, accessory sales tools, and manufacturer network development services, primarily to the automotive, power sports, outdoor power, construction, agriculture and mining markets. In addition, there is a variety of smaller companies focused on one or two specific industries.

In lead management, websites and eCommerce, our two most direct competitors are PowerSports Network, owned by Dominion Enterprises, and 50 Below. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our proven industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.

It is no secret that several of our core vertical markets have been hard hit by the economy the past several years, given the "luxury" nature of the products in these verticals.  As a result, we have experienced an increase in customer churn due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  To the positive, these impacts are somewhat softened by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our catalog offerings to our customers.

Results of Operations

Summary

The fiscal 2011 second quarter represented another quarter of strong operating results, and the results were in line with management's expectations as we continue to execute on our fiscal 2011 strategy.  These results include:

•
We continued to generate significant operating cash flows, a portion of which we deployed on product development.  Cash flows from operations for the three months ended January 31, 2011 were $770,000, versus $509,000 during the same period last year, a 51% increase.  For the six months ended January 31, 2011, cash flows from operations were $1,296,000, versus $195,000 over the same period last year.  Additionally, cash provided from financing activities for the six months ended January 31, 2011 were $44,000, whereas over the same period last year they were $649,000.

•
Revenues declined slightly, from $5,334,000 in the first quarter of fiscal 2010 to $5,238,000 in the first quarter of fiscal 2011, a decline of 1.8%.  For the six months ended January 31, 2011, revenues were $10,562,000 versus $10,771,000 last year, a decline of 1.9%.  The decline in revenues was primarily attributed to the loss of revenues associated with the non-cash amortization of a deferred revenue liability established at the time of the Channel Blade acquisition.  We recognized revenues of $13,000 and $36,000 from the amortization of this liability for the three and six months ended January 31, 2011, versus $246,000 and $640,000 for the same periods last year.  This represents a revenue decline of $233,000 and $604,000 for the relative year over year periods.

•
Operating income for the second quarter of fiscal 2011 was $254,000, compared to $492,000 for the same period last year.  On a year to date basis, operating income was $699,000, compared to $961,000 for the same period last year.  The main driver of the decline in operating income in the first half of fiscal 2011, compared to the prior year, was the year over year $604,000 decrease in non‐cash amortization of deferred revenue.  Excluding the aforementioned loss of deferred revenue, operating income for the quarter ended January 31, 2011 would have remained relatively flat compared to the same period last year, and operating income for the six months ended January 31, 2011 would have improved over last year by approximately $342,000.  This improvement can be attributed to the continued identification and execution of operational efficiencies and cost reduction strategies.

•
Net income for the second quarter was $123,000, or $.02 per share, compared to $176,000, or $.02 per share last year.  For the six months ended January 31, 2011, net income was $222,000, or $.03 per share, versus $338,000, or $.04 per share for the same period last year. Excluding the aforementioned loss of deferred revenue, net income for the second quarter would have been $110,000, or $.01 per share, versus a net loss of $57,000, or $.01 per share, for the same period last year.  Year to date net income would have been $186,000, or $.02 per share, versus a net loss of $302,000, or $.04 per share, for the same period last year.  Fiscal 2010's results included losses from our discontinued F&I operations of $163,000 and $326,000 for the three and six months ended January 31, 2010, respectively.

Net Revenues and Gross Margins

The following table summarizes our net revenues, gross profit and gross margin percentage by major product category (in thousands):

	(Unaudited)			(Unaudited)
	Three months ended January 31			Six months ended January 31
			Percent			Percent
	2011	2010	Change	2011	2010	Change
Catalog
Revenue	$3,109	$3,106	0.1%	$6,239	$6,184	0.9%
Cost of revenue	404	363	11.3%	801	750	6.8%
Gross profit	2,705	2,743	-1.4%	5,438	5,434	0.1%
Gross margin percentage	87.0%	88.3%		87.2%	87.9%
Website
Revenue	1,141	1,361	-16.2%	2,357	2,835	-16.8%
Cost of revenue	241	221	9.0%	482	455	5.9%
Gross profit	900	1,140	-21.1%	1,875	2,380	-21.2%
Gross margin percentage	78.9%	83.8%		79.6%	83.9%
Lead management
Revenue	217	232	-6.5%	409	479	-14.6%
Cost of revenue	72	25	188.0%	124	51	143.1%
Gross profit	145	207	-30.0%	285	428	-33.4%
Gross margin percentage	66.8%	89.2%		69.7%	89.4%
Other
Revenue	771	635	21.5%	1,557	1,273	22.3%
Cost of revenue	369	364	1.4%	846	668	26.6%
Gross profit	402	271	48.6%	711	605	17.4%
Gross margin percentage	52.1%	42.6%		45.7%	47.5%
Total
Revenue	5,238	5,334	-1.8%	10,562	10,771	-1.9%
Cost of revenue	1,086	973	11.6%	2,253	1,924	17.1%
Gross profit	$4,152	$4,361	-4.8%	$8,309	$8,847	-6.1%
Gross margin percentage	79.3%	81.8%		78.7%	82.1%

Total revenues for the three and six months ended January 31, 2011 were $5,238,000 and $10,562,000, respectively, versus $5,334,000 and $10,771,000 for the same periods last year.  As previously discussed, our revenues were negatively affected by the loss of non-cash deferred revenues.  Excluding these non-cash revenues, we would have experienced revenue gains of 2.8% and 3.8% for the three and six months ended January 31, 2011, which is attributed to continued strong new sales and an improvement in our rate of customer churn, both of which led to an increase in our level of MRR.  Given that a substantial portion of our revenues are subscription-based, recurring revenues, MRR is one of the key performance indicators we closely monitor.

Catalog, which continues to be our largest source of revenue, was relatively flat for the three and six months ended January 31, 2011, compared to the same periods last year.  We experienced an increase in new subscription sales from our international and US operations, which was offset by a decline in revenue from professional services as we focused on growing our MRR, rather than non-recurring revenue.  We expect to see continued year over year growth in our catalog revenues for the remainder of fiscal 2011, as we focus on growing our MRR.

Website revenues declined 16.2% and 16.8% for the three and six months ended January 31, 2011, respectively, compared to the same periods last year, due to the decline in non-cash deferred revenue previously discussed.  Excluding these non-cash revenues, website revenues increased 1.2% and 5.8% for the three and six months ended January 31, 2011, compared to the same periods last year.  Furthermore, the non-cash, non-recurring revenues were replaced with cash-generating MRR.  We expect total website revenue to increase for the remainder of fiscal 2011, over the previous year, due to the anticipated continued improvement in both recurring revenue and churn.

Revenues from our Lead Management product decreased for the three and six months ended January 31, 2011, compared to the same periods last year.  Much of Lead Management sales are from the Marine industry, which has been adversely affected in particular by the economic conditions of the past several years.  We experienced increased churn in this product during the latter half of fiscal 2010, which had a negative impact on revenues in the first half of fiscal 2011.  We expect revenues from our Lead Management product to remain at their current levels for the remainder of fiscal 2011.  Although we do not anticipate year over year growth in fiscal 2011, we have plans to launch a new platform of our Lead Management product, which is expected to drive growth in fiscal 2012.

Other revenues increased for both the three and six months ended January 31, 2011, compared to the same period last year.  Some of these products, while contributing to our income, are both non-recurring and have lower margins.   We expect to see revenues in this category increase for the remainder of fiscal 2011 due to the recognition of revenues from a recently-signed professional services contract.

The table below breaks out cost of revenues for the three and six months ended January 31, 2011 and 2010 (in thousands):

	(Unaudited)				(Unaudited)
	Three months ended January 31				Six months ended January 31
		Percent of		Percent of		Percent of		Percent of
	2011	Revenue	2010	Revenue	2011	Revenue	2010	Revenue

Net revenue	$5,238		$5,334		$10,562		$10,771
Cost of revenues:
Amortization of capitalized software costs	273	5.2%	266	5.0%	524	5.0%	519	4.8%
Direct labor	259	4.9%	303	5.7%	588	5.6%	640	5.9%
Other direct costs	554	10.6%	404	7.6%	1,141	10.8%	765	7.1%
Total cost of revenues	1,086	20.7%	973	18.2%	2,253	21.3%	1,924	17.9%
Gross profit	$4,152	79.3%	$4,361	81.8%	$8,309	78.7%	$8,847	82.1%

Gross profit was $4,152,000, or 79.3%, of revenues for the three months ended January 31, 2011, compared to $4,361,000, or 81.8%, of revenues for the same period last year; and $8,309,000, or 78.7%, of revenues for the six months ended January 31, 2011, compared to $8,847,000, or 82.1%, for the same period last year.  The decline in gross profit, as well as the decline in gross profit margin, was primarily attributed to two factors: (i) the loss of the non-cash deferred revenues, for which there were no costs associated; and (ii) there was a change in product mix in which we saw an increase in revenues from one of our lower-margin products.  We expect fluctuations in gross margin from quarter to quarter and year over year as our products have varying gross margins, but expect our gross margins to improve over time as we focus our sales efforts on our higher margin, recurring revenue products.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category (in thousands):

	(Unaudited)					(Unaudited)
	Three months ended January 31					Six months ended January 31
		Percent of		Percent of	Percent		Percent of		Percent of	Percent
	2011	Revenue	2010	Revenue	Change	2011	Revenue	2010	Revenue	Change
Sales and marketing	$1,084	20.7%	$1,196	22.4%	-9.4%	$2,226	21.1%	$2,334	21.7%	-4.6%
Customer operations and support (1)	922	17.6%	847	15.9%	8.9%	1,711	16.2%	1,656	15.4%	3.3%
Software development and technical support (2)	454	8.7%	284	5.3%	60.1%	776	7.3%	831	7.7%	-6.6%
General and administrative	1,028	19.6%	1,125	21.1%	-8.6%	2,080	19.7%	2,168	20.1%	-4.1%
Restructuring (3)	-	n/a	-	n/a	n/a	-	n/a	76	0.7%	n/a
Depreciation and amortization (4)	410	7.8%	417	7.8%	-1.8%	817	7.7%	821	7.6%	-0.5%
Net operating expenses	$3,898	74%	$3,869	73%	1%	$7,610	72%	$7,886	73%	-3%

(1)	Net of capitalized software development costs of $43, $35, $106 and $67 for the three and six months ended January 31, 2011 and 2010, respectively.
(2)	Net of capitalized software development costs of $342, $365, $747 and $625 for the three and six months ended January 31, 2011 and 2010, respectively.
(3)	Represents an adjustment to accrued rent related to the 2008 restructuring.
(4)	Exclusive of amortization of software products of $273, $266, $524 and $519 for the three and six months ended January 31, 2011 and 2010, respectively, which are included in cost of revenue.

Net operating expenses remained relatively flat for the quarter ended January 31, 2011 and decreased for the six months ended January 31, 2011, compared to the same periods last year.  The decrease in the first half of fiscal 2011 was primarily generated in the first quarter of the year and resulted from declines in sales and marketing and general and administrative expenses.

Sales and marketing expenses declined $112,000, or 9.4%, for the three months ended January 31, 2011, versus the same period last year.  We measure the effectiveness of our sales teams through the customer acquisition cost (“CAC”) ratio.  We have experienced an increase in our calculated CAC ratios in the first half of fiscal 2011, which means that we are generating more sales for each sales and marketing dollar spent.

Our software development and technical support staff have three essential responsibilities, the accounting treatment of which varies depending upon the work performed.  Costs associated with internal software development efforts are typically capitalized as software product costs and amortized over the estimated useful life of the product; professional services performed for customers related to software customization projects are classified as cost of revenues; and all other activities are considered operating expenses and included within the software development and technical support operating expense category.  The table below summarizes our gross software development and technical support spend (in thousands):

	(Unaudited)			(Unaudited)
	Three months ended January 31			Six months ended January 31
			Percent			Percent
	2011	2010	Change	2011	2010	Change

Total software development and technical support costs	$1,121	$974	15.1%	$2,198	$2,138	2.8%
Less: amount capitalized as software development	(385)	(400)	-3.8%	(853)	(692)	23.3%
Less: direct labor classified as cost of revenues	(282)	(290)	-2.8%	(569)	(615)	-7.5%
Net software development and technical support costs classified as operating expenses	$454	$284	60.1%	$776	$831	-6.6%

We expect fluctuations in the amount of software development and technical support costs classified as operating expenses from period to period, as the mix of development and customization activities will change based on customer requirements, even if total software development and technical support departmental costs remain relatively constant.

During the three and six months ended January 31, 2011, we capitalized $385,000 and $853,000 of software development costs, versus $400,000 and $692,000 for the same period last year.  As discussed earlier, we completed several significant product upgrades and enhancements in the first quarter of fiscal 2011, which we expect will generate additional future revenues for the Company.  Management anticipates the total spending for software development and technical support to continue at the same pace for the remainder of fiscal 2011, as we focus on our core strategy of product enhancement and innovation.

We expect operating expenses to continue to decrease over the prior year for the remainder of fiscal 2011 as a result of operational efficiencies, including our data center consolidation, our focus on eliminating non-value added costs and operational process improvements made throughout the organization.

Income Taxes

Current income tax expense is the statutory tax rate applied to current US income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets, and is not a current cash obligation. We recorded a tax benefit of $66,000 during the quarter ended January 31, 2011 and tax expense of $79,000 for the six months ended January 31, 2011, compared to expense of $0 and $5,000 for the same periods last year.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain unaudited cash flow information derived from our financial statements (in thousands):

	(Unaudited)			(Unaudited)
	Three months ended January 31			Six months ended January 31
			Percent			Percent
	2011	2010	Change	2011	2010	Change
Net cash provided by operating activities	$770	$509	51%	$1,296	$195	565%
Net cash used in investing activities	(496)	(537)	8%	(1,045)	(917)	-14%
Net cash provided by (used in) financing activities	98	306	-68%	44	649	-93%
Effect of foreign currency exchange rate changes on cash	(6)	8	-175%	(6)	-	n/a
Net change in cash	$366	$286	28%	$289	$(73)	496%

Cash at end of period	$1,227	$577	113%	$1,227	$577	113%

Total cash flows for the three months ended January 31, 2011 were $366,000, a 28% increase over the same period last year.  For the six months ended January 31, 2011, total cash flows were $289,000, versus cash used last year of $73,000.  The year over year improvement in cash flow is driven by a significant improvement in operating cash flows.

Operating cash flows increased to $770,000 for the three months ended January 31, 2011, versus $509,000 over the same period last year.  For the six months ended January 31, 2011, operating cash flows were $1,296,000, versus $195,000 last year.  The substantial improvement in operating cash flows was driven by the following factors:

(i)
A greater portion of our revenues in fiscal 2011 resulted in cash collected.  This was due to the fact that a substantial portion of the non-cash deferred revenues we recognized in fiscal 2010 were replaced with cash-generating MRR.

(ii)	We sold AFIS in July 2010. In fiscal 2010, this business generated pre-tax operating losses of $653,000, of which $326,000 were incurred in the first six months.

(iii)	Our operating expenses continue to decline as we focus on efficiencies throughout the organization.

(iv)
We have experienced an improvement in our accounts receivable collections as we have expanded our efforts in this area.  This improvement is reflected by the decline in accounts receivable, net of bad debt allowance.

We continue to invest cash in the business, primarily for the development of new products and upgrades of existing products; however, we have also invested additional funds in the first half of the fiscal year in upgrading our technology infrastructure, as part of our efforts to consolidate our data centers.  These efforts will result in our primary data center being located in a Tier III (as defined by the Uptime Institute's tier classification system) hosted facility in Madison, Wisconsin with one internally-hosted backup data center.  Although we will continue to invest in the business, management expects cash used in investing activities to fluctuate from period to period based on the level of software development activities as well as the timing of acquisitions.

Cash generated from financing activities decreased in the three and six months ended January 31, 2011, compared to the same periods last year due to the fact we borrowed less on our line of credit in fiscal 2010.  Our first fiscal quarter has historically been the lowest quarter for cash receipts, as it represents the lowest sales period of the year for many of our dealer customers.  We have typically had to use funds from our line of credit in the first part of the fiscal year; however, during the first half of fiscal 2011, we borrowed $150,000 on our line of credit compared to $575,000 for the same period last year.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known on a timely basis to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended January 31, 2011.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in full detail in Item 1A of our annual report on Form 10-K for the fiscal year ended July 31, 2010.  There have been no significant changes to the risks described in Item 1A of our annual report on Form 10-K for the fiscal year ended July 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Credit Agreement Amendment, dated December 23, 2010, between the Company and JP Morgan Chase Bank, N.A.
10.2	Employment Agreement dated December 10, 2010 between Darin R. Janecek and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 16, 2010.
10.3
Change of Control Agreement dated December 10, 2010 between Darin R. Janecek and ARI Network Services, Inc., incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 16, 2010.

10.4	ARI Network Services, Inc. 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 22, 2010.
10.5	ARI Network Services, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated November 4, 2010, incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 22, 2010.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2011.

ARI NETWORK SERVICES, INC.
(Registrant)

By:	/s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ Darin R. Janecek
Darin R. Janecek
Vice President of Finance and Chief Financial Officer