Form 10-Q
period 2011-04-30
ARI NETWORK SERVICES INC /WI
filed 2011-06-14
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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
YES  ☐     NO  ☒

As of June 8, 2011, there were 7,900,974 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2011	2010
Current Assets:
Cash and cash equivalents	$804	$938
Trade receivables, less allowance for doubtful accounts of $368 at April 30, 2011 and $565 at July 31, 2010	1,173	1,359
Work in Process	160	133
Prepaid expenses and other	597	481
Deferred income taxes	2,169	2,600
Total Current Assets	4,903	5,511
Equipment and leasehold improvements:
Computer equipment	2,247	1,883
Leasehold improvements	506	506
Software and equipment	2,165	1,970
	4,918	4,359
Less accumulated depreciation and amortization	3,109	2,433
Net equipment and leasehold improvements	1,809	1,926

Capitalized software product costs:
Amounts capitalized for software product costs	16,279	15,919
Less accumulated amortization	13,566	13,524
Net capitalized software product costs	2,713	2,395

Deferred income taxes	1,572	1,616
Other long term assets	295	63
Other intangible assets	2,220	2,827
Goodwill	5,439	5,439
Total Assets	$18,951	$19,777

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2011	2010
Current liabilities:
Current borrowings on line of credit	$500	$1,025
Current portion of notes payable	745	-
Accounts payable	365	490
Deferred revenue	4,804	5,270
Accrued payroll and related liabilities	919	1,322
Accrued sales, use and income taxes	51	60
Other accrued liabilities	808	844
Current portion of capital lease obligations	129	192
Total Current Liabilities	8,321	9,203
Non-current liabilities
Notes payable (net of discount)	4,255	5,000
Long-term portion of accrued compensation	-	17
Capital lease obligations	244	338
Total Non-current Liabilities	4,499	5,355
Total liabilities	12,820	14,558

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	-	-

Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	-	-

Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,900,974 and 7,768,921 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	8	8

Common stock warrants and options	1,074	983
Additional paid-in-capital	95,833	95,748
Accumulated deficit	(90,744)	(91,507)
Other accumulated comprehensive income	(40)	(13)
Total Shareholders' Equity	6,131	5,219
Total liabilities and shareholders' equity	$18,951	$19,777

See accompany notes

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2011	2010	2011	2010
Net revenue	$5,354	$5,352	$15,916	$16,123
Cost of revenue	1,095	1,120	3,348	3,044
Gross profit	4,259	4,232	12,568	13,079
Operating expenses:
Sales and marketing	946	1,261	3,172	3,595
Customer operations and support	834	812	2,545	2,468
Software development and technical support (net of capitalized software product costs)	351	245	1,127	1,076
General and administrative	1,011	1,206	3,091	3,374
Restructuring	-	-	-	76
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	442	411	1,259	1,232
Net operating expenses	3,584	3,935	11,194	11,821
Operating income	675	297	1,374	1,258
Other income (expense):
Interest expense	(192)	(153)	(596)	(442)
Gain on disposition of component of an entity	433	-	433	-
Other, net	2	11	8	8
Total other income (expense)	243	(142)	(155)	(434)
Income (loss) from continuing operations before provision for income tax	918	155	1,219	824
Income tax expense	(402)	-	(481)	(5)
Income from continuing operations	516	155	738	819
Discontinued operations, net of tax	25	(129)	25	(455)
Net income	$541	$26	$763	$364

Income from continuing operations per common share:
Basic	$0.07	$0.02	$0.10	$0.11
Diluted	$0.07	$0.02	$0.10	$0.11

Net income per common share:
Basic	$0.07	$0.00	$0.10	$0.05
Diluted	$0.07	$0.00	$0.10	$0.05

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Nine months ended April 30
	2011	2010
Operating activities
Net income	$763	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	815	784
Depreciation and other amortization	1,259	1,222
Gain on disposal of software	(433)	-
Provision for bad debt allowance	46	40
Deferred income taxes	475	-
Stock based compensation related to stock options	91	142
Stock issued as contribution to 401(k) plan	59	52
Net change in assets and liabilities:
Trade receivables	104	(485)
Work in process	(27)	(17)
Prepaid expenses and other	58	(6)
Other long term assets	(3)	(3)
Accounts payable	(170)	(324)
Deferred revenue	(429)	(143)
Accrued payroll and related liabilities	(404)	(454)
Accrued taxes	(9)	(79)
Other accrued liabilities	(37)	52
Net cash provided by operating activities	2,158	1,145
Investing activities
Purchase of equipment, software and leasehold improvements	(414)	(417)
Cash received from divestiture of component of business	80	-
Cash paid for goodwill and intangible assets related to acquisition	-	-
Cash surrendered in sale of business segment	-	-
Cash paid for other net assets related to acquisition	-	-
Software capitalized for internal use	(145)	(79)
Software development costs capitalized	(1,133)	(1,003)
Net cash used in investing activities	(1,612)	(1,499)
Financing activities
Borrowings (repayments) under line of credit	(525)	525
Payments under notes payable	-	(117)
Proceeds from capital lease obligations incurred	-	300
Payments of capital lease obligations	(157)	(102)
Proceeds from issuance of common stock	6	5
Net cash provided by (used in) financing activities	(676)	611
Effect of foreign currency exchange rate changes on cash	(4)	(3)
Net change in cash and cash equivalents	(134)	254
Cash and cash equivalents at beginning of period	938	650
Cash and cash equivalents at end of period	$804	$904
Cash paid for interest	$599	$290
Cash paid for income taxes	$15	$54

Noncash investing and financing activities
Issuance of common stock related to payment of executive compensation	$20	$10
Accrued earn-out receivable related to disposition of a component of the business	403	-
Net short term liabilities related to disposition of a component of the business	(50)

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

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly-owned subsidiaries.  We eliminated all significant intercompany balances and transactions in consolidation. Any adjustments deemed necessary by management for a fair presentation of all periods presented have been reflected as required by Regulation S-X, Rule 10-01, in the normal course of business.

In fiscal 2009, ARI F&I Services, LLC (“AFIS”), a wholly-owned subsidiary of ARI, acquired Powersports Outsourcing Group. AFIS was subsequently sold on July 27, 2010.  The results of AFIS have been reported as a discontinued operation.  Certain reclassifications were made to amounts previously reported in our financial statements in order to conform to the current presentation.  These reclassifications include: (i) shifting the results of our discontinued operation out of income from continuing operations; and (ii) reclassifying certain administrative costs from customer operations and support to general and administrative expense.

Significant Accounting Policies

Our accounting policies were fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2010, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2010.  There were no changes to our accounting policies during the nine months ended April 30, 2011.

Changes in Accounting Estimates

The Company made a change in its estimated valuation allowance related to our deferred tax assets during the quarter ended January 31, 2011 resulting from our semi-annual evaluation of the estimated future expected results of operations.  The difference between the amounts previously recorded as a valuation allowance and the amount currently recorded was credited to income tax expense, as more fully discussed in Note 7.  The amount of this change in accounting estimate was income of approximately $137,000, or $0.02 per basic and diluted common share, for the nine months ended April 30, 2011.

Concentrations

The Company had no cash deposits in excess of the insurance coverage provided by the Federal Deposit Insurance Corporation as of April 30, 2011 and 2010, which would be exposed to loss in the event of a nonperformance by the financial institution.  Additionally, no single customer accounted for 10% or more of ARI’s revenue during the periods presented.

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all receivable balances that exceed 90 days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion of the balance that will not be collected.  The allowance for potential credit losses is reflected as an offset to trade receivables in the accompanying balance sheets.

Deferred Revenue

In conjunction with our April 2009 acquisition of Channel Blade Technologies (“Channel Blade”), we incurred a deferred revenue liability of approximately $1,310,000 related to setup fees previously charged for hosted websites.  The deferred revenue liability is being amortized over the terms of the customer contracts, all of which have been amortized as of April 30, 2011.  Approximately $13,000 and $49,000 of the Channel Blade deferred revenue was recognized during the three and nine months ended April 30, 2011, respectively, and approximately $122,000 and $762,000 was recognized during the same periods last year.

Goodwill and Other Intangible Assets

We assess goodwill for impairment annually or more frequently if circumstances warrant a review.  Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, or the sale or other disposition of a significant portion of the business, among others.  We did not test for goodwill impairment during the quarter ended April 30, 2011.

Impairment tests are also performed for those intangible assets with estimable useful lives when circumstances warrant testing for impairment.  Intangible assets with estimable useful lives consist primarily of customer relationships and trade names, which are amortized over their estimated useful lives of four to eight years, and employee non-compete agreements, which are amortized over their estimated useful lives of two years.  We did not test for impairment of intangible assets with estimable useful lives during the quarter ended April 30, 2011.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed semi-annually or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is dependent on the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the income statement.  Refer to Note 7 for further discussion.

Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs were $25,000 and $68,000 for the three and nine months ended April 30, 2011, respectively, and $52,000 and $110,000 for the same periods last year.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with Generally Accepted Accounting Principles (“GAAP”).   We had no legal provisions for the periods presented.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2011	2010	2011	2010
Income from continuing operations	$516	$155	$738	$819
Income (loss) from discontinued operations	25	(129)	25	(455)
Net income	$541	$26	$763	$364

Weighted-average common shares outstanding	7,901	7,769	7,839	7,746
Effect of dilutive stock options and warrants	11	20	11	20
Diluted weighted-average common shares outstanding	7,912	7,789	7,850	7,766

Earnings per share - basic:
Income from continuing operations	$0.07	$0.02	$0.10	$0.11
Income (loss) from discontinued operations	0.00	(0.02)	0.00	(0.06)
Net income	$0.07	$0.00	$0.10	$0.05

Earnings per share - diluted:
Income from continuing operations	$0.07	$0.02	$0.10	$0.11
Income (loss) from discontinued operations	0.00	(0.02)	0.00	(0.06)
Net income	$0.07	$0.00	$0.10	$0.05

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,522	1,453	1,522	1,453

3.	Stock-based Compensation Plans

Total stock compensation expense recognized by the Company was approximately $32,000 and $91,000 during the three and nine month periods ended April 30, 2011 and approximately $49,000 and $142,000 for the same periods last year.  There was approximately $127,000 and $192,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of April 30, 2011 and 2010, respectively.  There were no capitalized stock-based compensation costs at April 30, 2011 or July 31, 2010.

We used the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the United States Treasury yields in effect at the time of grant.

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and nine months ended April 30, 2011 and 2010, respectively:

	Three months ended April 30		Nine months ended April 30
	2011	2010	2011	2010
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	3.4%	3.7%	2.8%	3.6%
Expected volatility	108.8%	94.4%	103.4%	92.5%
Expected forfeiture rate	23.3%	17.0%	17.4%	9.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, and 177,439 of the shares have been issued as of April 30, 2011. All employees with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.  The following amendments to the 2000 Employee Stock Purchase Plan were made in November 2010 and approved by the Company's shareholders in December 2010:

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

1991 Stock Option Plan

Our 1991 Stock Option Plan (“1991 Plan”) was terminated on August 14, 2001, except as to outstanding options. All options outstanding under the 1991 Plan expired as of September 7, 2010.   Changes in option shares under the 1991 Plan during the three and nine months ended April 30, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 1/31/10	35,000	$2.33	0.60	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/10	35,000	$2.33	0.35	$-

Outstanding and exercisable at 1/31/11	-	$-	-	$-
Granted	n/a	n/a	n/a	n/a
Exercised	n/a	n/a	n/a	n/a
Forfeited	n/a	n/a	n/a	n/a
Outstanding and exercisable at 4/30/11	-	$-	-	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	9.06	n/a	n/a
Outstanding and exercisable at 4/30/10	35,000	$2.33	0.35	$-

Outstanding and exercisable at 7/31/10	35,000	$2.33	0.10	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(35,000)	2.33	n/a	n/a
Outstanding and exercisable at 4/30/11	-	$-	-	$-

The range of exercise prices for options outstanding under the 1991 Plan at April 30, 2010 was $2.06 to $2.44.

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

Changes in option shares under the 1993 Plan during the three and nine months ended April 30, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 1/31/10	1,313	$2.65	0.47	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/10	1,313	$2.65	0.22	$-

Outstanding and exercisable at 1/31/11	-	$-	-	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/11	-	$-	-	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding and exercisable at 4/30/10	1,313	$2.65	0.22	$-

Outstanding and exercisable at 7/31/10	750	$2.05	0.08	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(750)	2.05	n/a	n/a
Outstanding and exercisable at 4/30/11	-	$-	-	$-

The range of exercise prices for options outstanding under the 1993 Plan at April 30, 2010 was $2.00 to $3.56.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (“2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The Company’s 2000 Stock Option Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three and nine months ended April 30, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 1/31/10	1,291,777	$1.46	6.80	$34,698
Granted	70,250	0.84	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(24,750)	1.12	n/a	n/a
Outstanding at 4/30/10	1,337,277	$1.43	6.69	$29,740
Exercisable at 4/30/10	850,626	$1.56	5.56	$24,164

Outstanding at 1/31/11	1,385,119	$1.33	6.41	$35,575
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(92,775)	1.21	n/a	n/a
Outstanding at 4/30/11	1,292,344	$1.34	6.39	$10,535
Exercisable at 4/30/11	893,028	$1.52	5.44	$10,175

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/09	1,213,402	$1.51	7.08	$21,337
Granted	171,000	0.82	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(47,125)	1.28	n/a	n/a
Outstanding at 4/30/10	1,337,277	$1.43	6.69	$29,740
Exercisable at 4/30/10	850,626	$1.56	5.56	$24,164

Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Granted	146,100	0.64	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(123,737)	1.24	n/a	n/a
Outstanding at 4/30/11	1,292,344	$1.34	6.39	$10,535
Exercisable at 4/30/11	893,028	$1.52	5.44	$10,175

The range of exercise prices for options outstanding under the 2000 Plan at April 30, 2011 and 2010 was $0.15 to $2.735.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/10	437,526	$1.26
Granted	70,250	0.84
Vested	-	n/a
Forfeited	(21,125)	1.28
Non-vested at 4/30/10	486,651	$1.21

Non-vested at 1/31/11	422,816	$0.94
Granted	-	n/a
Vested	(625)	0.81
Forfeited	(22,875)	0.83
Non-vested at 4/30/11	399,316	$0.94

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/09	341,776	$1.40
Granted	171,000	0.82
Vested	-	n/a
Forfeited	(26,125)	1.28
Non-vested at 4/30/10	486,651	$1.21

Non-vested at 7/31/10	282,528	$1.09
Granted	146,100	0.64
Vested	(1,125)	1.08
Forfeited	(28,187)	0.85
Non-vested at 4/30/11	399,316	$0.94

The weighted average remaining vesting period was 1.12 years at April 30, 2011.

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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three and nine months ended April 30, 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 1/31/11	24,500	$0.65	9.97	$2,330
Granted	11,000	0.62	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 4/30/11	35,500	$0.65	9.79	$-
Exercisable at 4/30/11	-	$-	-	$-

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	-	$-	-	$-
Granted	35,500	0.65	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 4/30/11	35,500	$0.65	9.79	$-
Exercisable at 4/30/11	-	$-	-	$-

The range of exercise prices for options outstanding under the 2010 Plan at April 31, 2011 was $0.595 to $0.660.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/11	24,500	$0.65
Granted	11,000	0.62
Vested	-	-
Forfeited	-	-
Non-vested at 4/30/11	35,500	$0.65

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	-	$-
Granted	35,500	0.65
Vested	-	-
Forfeited	-	-
Non-vested at 4/30/11	35,500	$0.65

The weighted average remaining vesting period was 1.16 years at April 30, 2011.

4.	Notes Payable

The following table sets forth certain information related to the Company’s debt, derived from our unaudited balance sheet as of April 30, 2011 and audited balance sheet as of July 31, 2010 (in thousands):

	April 30	July 31
	2011	2010
Notes payable	$5,000	$5,000
Less current maturities	745	-
Notes payable non-current	$4,255	$5,000

We issued a $5,000,000 secured promissory note in connection with the April 27, 2009 acquisition of Channel Blade.  The annual interest rate on the note was 10% for the first year and 14% thereafter.  Accrued interest only was due quarterly through April 30, 2011.  Twenty equal quarterly payments, which will include principal and interest, will then be due, commencing August 1, 2011.

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

The agreement bears interest at 1% per annum above the prime rate (effective rate of 4.25% as of April 30, 2011) plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  The interest rate is subject to a floor equal to the sum of (i) 2.5%; plus (ii) the quotient of: (a) the one month LIBOR rate divided by (b) one minus the maximum aggregate reserve requirement imposed under Regulation D of the Board of Governors of the Federal Reserve System (effective floor of 2.8% as of April 30, 2011). The agreement includes a non-usage fee of 0.25% per annum on any unused portion of the line of credit.  The line of credit terminates June 30, 2012.  The line of credit is secured by substantially all assets of the Company and limits repurchases of Common Stock, the payment of dividends, liens on assets and new indebtedness.  It also contains a financial covenant requiring us to maintain a minimum debt service coverage ratio of 1.2, with which we were in compliance at April 30, 2011.  There was $500,000 and $1,025,000 principal outstanding on the line of credit at April 30, 2011 and July 31, 2010, respectively.  There was $1,500,000 remaining available per the terms of the agreement on the line of credit at April 30, 2011.

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

7.	Income Taxes

The unaudited provision for income taxes for the three and nine months ended April 30, 2011 and 2010 is composed of the following (in thousands):

	Three months ended April 30		Nine months ended April 30
	2011	2010	2011	2010
Current:
Federal	$-	$-	$-	$-
State	(12)	-	(22)	(1)
Change in the beginning deferred tax asset valuation allowance	-	79	137	371
Deferred, net	(390)	(79)	(596)	(375)
Income tax benefit (expense) from continuing operations	$(402)	$-	$(481)	$(5)

Income tax benefit (expense) from discontinued operations (1)	$(15)	$-	$(15)	$-

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

An assessment is performed semi-annually of the likelihood that our net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income. We will continue to evaluate the realizability of our deferred tax assets on a semi-annual basis.  There was no assessment made to evaluate the realizability of our deferred tax assets during the quarter ended April 30, 2011.

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

Information concerning our operating business segments is as follows for the periods indicated (in thousands):

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2011	2010	2011	2010
Revenue from continuing operations
Netherlands	$206	$168	$579	$525
United States	5,148	5,184	15,337	15,598
Consolidated	$5,354	$5,352	$15,916	$16,123

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2011	2010	2011	2010
Net income (loss) from continuing operations
Netherlands	$(21)	$(42)	$(75)	$(113)
United States	537	197	813	932
Consolidated	$516	$155	$738	$819

	(Unaudited)	(Audited)
	April 30	July 31
	2011	2010
Total Assets
Netherlands	$311	$328
United States	18,640	19,449
Consolidated	$18,951	$19,777

9.	Restructuring

July 2008 Restructuring

In July 2008, ARI announced a restructuring that consolidated our data conversion operations in Williamsburg, Virginia into our Wisconsin location and consolidated our software development operations in Colorado Springs, Colorado into our Cypress, California location.  The following represents changes to the restructuring reserve, which were included in other accrued liabilities on the balance sheet and have been fully paid as of April 30, 2011 (in thousands):

	Three months ended April 30		Nine months ended April 30
	2011	2010	2011	2010
Beginning Balance	$40	$112	$80	$93
Payments	(40)	(30)	(99)	(87)
Adjustments	-	-	19	76
Ending Balance	$-	$82	$-	$82

During the nine months ended April 30, 2011 and 2010, we increased the July 2008 restructuring reserve by $19,000 and $76,000, respectively, to adjust for the estimated remaining payments due on our vacant Colorado Springs facility, which were paid in full in April 2011.

July 2010 Restructuring

In July 2010, in an effort to focus on our core business, which includes electronic catalogs, websites, and lead management services, we undertook a workforce reduction and business improvement initiative.  This initiative included the divestiture of AFIS and the write off of certain components of capitalized software related to products no longer in use or with limited future cash flows that are no longer considered a part of our core operation.

The following represents changes to the July 2010 restructuring reserve, as originally scheduled, related to severance and related benefits from the continuing operation, which was included in accrued payroll and related liabilities on the balance sheet and paid in full during the quarter ended April 30, 2011 (in thousands):

	Three months ended April 30, 2011	Nine months ended April 30, 2011
Beginning Balance	$24	$147
Payments	(24)	(147)
Ending Balance	$-	$-

The following represents changes to the July 2010 restructuring reserve related to the AFIS divestiture, as adjusted for expenses that were less than originally estimated, which were included in other accrued liabilities on the balance sheet and paid in full during the quarter ended April 30, 2011 (in thousands):

	Three months ended April 30, 2011	Nine months ended April 30, 2011
Beginning Balance	$40	$110
Payments	-	(51)
Adjustments	(40)	(59)
Ending Balance	$-	$-

10.	Disposition of a Component of an Entity

On March 1, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with Globalrange Corporation (“Globalrange”).  Under the terms of the Agreement, we sold to Globalrange certain rights and assets relating to our electronic data interchange business for the agricultural chemicals industry (the “AgChem EDI Business”).  Because the AgChem EDI Business was not a separate entity or reportable segment, the transaction was recorded as a disposition of a component of an entity.

As part of the purchase price for the AgChem EDI Business, Globalrange agreed to assume certain liabilities of ARI relating to the AgChem EDI Business, primarily consisting of unearned revenues (as defined in the Agreement).  Globalrange will make earn-out payments to ARI annually over a four-year period following the closing date, with an initial pre-payment of $80,000.  The amounts of such earn-out payments will be determined based on collections received by Globalrange relating to the AgChem EDI Business during such period, and will be subject to a floor and cap, in accordance with the terms of the Agreement.

The earn-out was estimated at $580,000 less an imputed discount of $97,000, based on the present value of the estimated earn-out payments, discounted at 14%, which is the prevailing rate of interest charged on the Company’s debt.  The remaining balance of the estimated earn-out receivable includes $133,000 in Prepaid Expenses and Other Short Term Assets and $228,000 in Other Long Term Assets at April 30, 2011.  We recorded a gain on the disposition of the AgChem EDI Business of $433,000 or $0.05 per share before tax.

11.	Discontinued Operations

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

The following table represents the results of operations of AFIS for the three and nine months ended April 30, 2010 (in thousands):

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2011	2010	2011	2010

Revenues	$-	$26	$-	$80
Cost of sales	-	4	-	9
Operating expenses	-	151	-	526
Operating loss	-	(129)	-	(455)
Restructuring income	40	-	40	-
Income tax expense	(15)	-	(15)	-

Net benefit (loss)	$25	$(129)	$25	$(455)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and nine months ended April 30, 2011 and 2010, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2010, under “Item 1A. Risk Factors,”, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Our Solutions

Our technology-enabled solutions are designed to facilitate our customers’ operations, from lead generation and lead management, to sales of their whole goods, parts, garments, and accessories (“PG&A”).  To achieve this, our products and services allow our customers to: (i) efficiently market to their customers and prospects in order to drive increased traffic to their location or website; (ii) manage and nurture customers and prospects; (iii) increase revenues by selling PG&A products online; (iv) increase revenues by generating leads for whole goods; and (v) increase revenues and reduce costs by enhancing the productivity of our customers’ support operations, specifically with respect to the sale of manufacturers’ parts.

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

•
Refining our organization and processes to drive innovation and efficiency, which will include providing operational focus on our high gross margin, critical nature, recurring revenue products into the markets we serve; and

•	Pursuing strategic acquisitions that will allow us to expand our addressable market and customer base.

Our 2009 acquisition of Channel Blade and our 2008 acquisition of the electronic parts catalog and eCommerce assets of Info Access expanded not only our product offerings but the number of markets we serve.  As a result of those acquisitions, ARI is the market leader in the marine, RV and appliance markets.  Moving forward we expect to launch additional technology-enabled products and services that fit into our strategy of deepening our relationships with our customers.

Our Competitive Strengths

Market Leader in Core Verticals

We believe that we are one of the leaders in each of our core vertical markets and also believe we are the market leader in the outdoor power and marine markets.  Our direct relationships with approximately 18,000 dealers, 125 manufacturers, and 150 distributors allow us to cost-effectively leverage our published catalog content into a large and diversified customer base and to launch new product enhancements and technology-enabled solutions to this customer base.

Breadth and Depth of Published Content

The breadth and depth of our catalog content, as well as our ability to efficiently publish manufacturers’ PG&A data as it becomes available, provides ARI with a critical competitive advantage.  Our electronic catalog content enables multi-line dealers to easily access catalog content for multiple manufacturers using a single software platform.  This advantage provides "stickiness" to our catalog customer base that allows us to efficiently and cost effectively nurture our existing customers while devoting resources to develop new products and services, enabling us to grow our overall customer base.

Recurring Revenue Model

A substantial portion of our revenue is subscription-based and recurring revenue.  The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve month terms.  This provides us with advanced visibility into our future revenues and, when coupled with a low rate of customer churn, significantly reduces the cost to maintain and nurture our customer base.  This frees up resources to enhance our existing products and work toward new product innovations.

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

In lead management, websites and eCommerce, our primary competitors are PowerSports Network, owned by Dominion Enterprises, and 50 Below. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our proven industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.

Two of the markets we serve, marine and RV, have been hard hit by the economy the past several years, given the "luxury" nature of the products in those verticals.  As a result, in fiscal 2010 we experienced an increase in customer churn due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  We have begun to see improvements in customer churn during the first nine months of fiscal 2011.  To the positive, the impacts of a difficult economic environment have been somewhat softened by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our published parts content provided to customers via our catalog parts lookup products and our website products.

Results of Operations

Summary

The fiscal 2011 third quarter represented another quarter of strong operating results.  These results are a reflection of the continued execution of our fiscal 2011 strategy and  include:

•
We continued to generate significant operating cash flows, which we deployed on product development, technology infrastructure upgrades and paying down our line of credit.  Cash flows from operations were $862,000 and $2,158,000 for the three and nine month periods ended April 30, 2011, versus $950,000 and $1,145,000 during the same periods last year.  This represents a 97% increase on a year to date basis.  In addition to investments in product development and our technology infrastructure, we paid down $525,000 on our line of credit during the first nine months of fiscal 2011, whereas last year we borrowed $525,000 over the same period to fund our operations.

•
Revenues for the quarter ended April 30, 2011 were comparable to last year at $5,354,000 and declined 1.3% on a year to date basis from $16,123,000 for the nine months ended April 30, 2010 to $15,916,000 for the nine months ended April 30, 2011.  The year to date decline in revenues was primarily attributed to the loss of revenues associated with the non-cash amortization of deferred revenue established at the time of the Channel Blade acquisition.  We recognized revenues of $13,000 and $49,000 from the amortization of this liability for the three and nine months ended April 30, 2011, versus $122,000 and $762,000 for the same periods last year.  This represents revenue declines of $109,000 and $713,000 for the relative year over year periods.  In addition to this, we sold our Agchem EDI business on March 1, 2011, which resulted in a revenue decline of approximately $80,000 for the relative year over year periods.  Without the effects of the Channel Blade deferred revenue and the disposition of the Agchem EDI Business, we had organic revenue growth of approximately 4% for the three and nine month periods ended April 30, 2011, compared to the same periods last year.

•
Operating income for the third quarter of fiscal 2011 was $675,000, compared to $297,000 for the same period last year, an increase of 127%.  On a year to date basis, operating income was $1,374,000, compared to $1,258,000 for the same period last year, an increase of 9%.  Excluding the aforementioned loss of deferred revenue, operating income for the three and nine month periods ended April 30, 2011 would have increased $487,000 and $828,000 over the same periods last year, increases of 278% and 167%, respectively.  This improvement can be attributed to the identification and execution of operational efficiencies and cost reduction strategies throughout the organization, including: (i) the fiscal 2010 restructuring and discontinuation of the F&I business; (ii) the data center consolidation project; (iii) completing the Channel Blade integration; and (iv) continuous focus on achieving additional operational efficiencies.

•
Net income for the third quarter was $541,000, or $.07 per share, compared to $26,000, or $.00 per share last year.  For the nine months ended April 30, 2011, net income was $763,000, or $.10 per share, versus $364,000, or $.05 per share for the same period last year.  In addition to the improvements in operating income, the year over year growth in net income is due to the gain recorded on the sale of the Agchem EDI business and the discontinuation of the F&I business, which generated losses up until its disposition.  These income enhancements were partially offset by increases in interest and income tax expenses.

We expect continued improvements in revenue, operating income and cash generation for the remainder of fiscal 2011, relative to fiscal 2010, due to continued focus on providing innovative products and services, outstanding customer support and by driving operational efficiencies throughout the organization.

Net Revenues and Gross Margins

The following table summarizes our net revenues, gross profit and gross margin percentage by major product category (in thousands):

	(Unaudited)			(Unaudited)
	Three months ended April 30			Nine months ended April 30
			Percent			Percent
	2011	2010	Change	2011	2010	Change
Catalog
Revenue	$3,151	$3,166	-0.5%	$9,390	$9,350	0.4%
Cost of revenue	347	409	-15.2%	1,148	1,159	-0.9%
Gross profit	2,804	2,757	1.7%	8,242	8,191	0.6%
Gross margin percentage	89.0%	87.1%		87.8%	87.6%
Website
Revenue	1,308	1,230	6.3%	3,665	4,065	-9.8%
Cost of revenue	336	287	17.1%	818	742	10.2%
Gross profit	972	943	3.1%	2,847	3,323	-14.3%
Gross margin percentage	74.3%	76.7%		77.7%	81.7%
Lead management
Revenue	247	256	-3.6%	656	735	-10.8%
Cost of revenue	87	29	200.0%	211	80	163.8%
Gross profit	160	227	-29.6%	445	655	-32.1%
Gross margin percentage	64.8%	88.7%		67.8%	89.1%
Other
Revenue	648	700	-7.4%	2,205	1,973	11.7%
Cost of revenue	325	395	-17.7%	1,171	1,063	10.2%
Gross profit	323	305	5.9%	1,034	910	13.6%
Gross margin percentage	49.8%	43.6%		46.9%	46.1%
Total
Revenue	5,354	5,352	0.0%	15,916	16,123	-1.3%
Cost of revenue	1,095	1,120	-2.2%	3,348	3,044	10.0%
Gross profit	$4,259	$4,232	0.6%	$12,568	$13,079	-3.9%
Gross margin percentage	79.5%	79.1%		79.0%	81.1%

Total revenues for the three and nine months ended April 30, 2011 were $5,354,000 and $15,916,000, respectively, versus $5,352,000 and $16,123,000 for the same periods last year.  As previously discussed, our fiscal 2011 revenues were negatively affected by the loss of non-cash deferred revenues and the sale of our Agchem EDI Business.  Excluding the impact of these items, we would have experienced organic revenue growth of approximately 4% for both the three and nine months ended April 30, 2011, which is attributed to continued strong new sales and improvement in our rate of customer churn, which have collectively led to continued growth in our MRR.  Given that a substantial portion of our revenues are subscription-based, MRR is one of the performance indicators we closely monitor, as it is the key driver of future revenue growth.

Catalog, which continues to be our largest source of revenue, was relatively flat for the three and nine months ended April 30, 2011, compared to the same periods last year.  We experienced an increase in new recurring subscription sales from our international and US operations, which was offset by a decline in revenue from non-recurring professional services as we focused on growing MRR, rather than non-recurring revenue.  We expect to see continued year over year growth in our catalog revenues for the remainder of fiscal 2011, as we focus on growing our MRR.

Website revenues increased 6.3% for the three month period ended April 30, 2011, but declined 9.8% for the nine months ended April 30, 2011, compared to the same periods last year.  The year to date decrease in revenue is due to the decline in non-cash deferred revenues previously discussed.  Without this item, year to date revenues would have increased 9.5%.  Recurring revenues increased 14.3% and 5.1% for the three and nine month periods ended April 30, 2011, compared to the same periods last year due to strong new sales and an improvement in customer churn.  Furthermore, the non-cash, non-recurring revenues were replaced with cash-generating MRR.  We expect total website revenue to increase for the remainder of fiscal 2011, over the previous year, due to the anticipated continued improvement in both recurring revenue and churn.

Revenues from our Lead Management product decreased 3.6% and 10.8% for the three and nine month periods ended April 30, 2011, compared to the same periods last year.  Much of Lead Management sales are from the marine industry, which has been adversely affected by the economic conditions of the past several years.  We experienced increased churn in this product during the latter half of fiscal 2010, which had a negative impact on revenues during fiscal 2011.  We expect revenues from our Lead Management product to remain at their current levels for the remainder of fiscal 2011.  Although we do not anticipate year over year growth in fiscal 2011, we have plans to launch a new platform of our Lead Management product, which is expected to drive growth beginning in fiscal 2012.

Other revenues decreased 7.4% for the three month period ended April 30, 2011, compared to the same period last year, due to the sale of the Agchem EDI business.  Other revenues included Agchem EDI revenues of $118,000 and $360,000 or $0.02 and $0.05 of revenue per share for the three and nine month periods ended April 30, 2010 compared to $38,000 and $276,000 or $0.00 and $0.03 of revenue per share for same periods this year.  Other revenues increased for the nine month period ended April 30, 2011, compared to the same periods last year due to an increase in revenues from our search engine product and a website customization project for a large manufacturer.  We expect to see revenues in this category increase for the remainder of fiscal 2011 due to the recognition of revenues from a recently-signed professional services contract.

The table below breaks out cost of revenues for the three and nine months ended April 30, 2011 and 2010 (in thousands):

	(Unaudited)				(Unaudited)
	Three months ended April 30				Nine months ended April 30
		Percent of		Percent of		Percent of		Percent of
	2011	Revenue	2010	Revenue	2011	Revenue	2010	Revenue

Net revenue	$5,354		$5,352		$15,916		$16,123
Cost of revenues:
Amortization of capitalized software costs	291	5.4%	265	5.0%	815	5.1%	784	4.9%
Direct labor	378	7.1%	401	7.5%	966	6.1%	1,041	6.5%
Other direct costs	426	8.0%	454	8.5%	1,567	9.8%	1,219	7.6%
Total cost of revenues	1,095	20.5%	1,120	20.9%	3,348	21.0%	3,044	18.9%
Gross profit	$4,259	79.5%	$4,232	79.1%	$12,568	79.0%	$13,079	81.1%

Gross profit was $4,259,000 or 79.5% of revenue for the three months ended April 30, 2011, compared to $4,232,000 or 79.1% of revenue for the same period last year.  Gross profit was $12,568,000 or 79.0% of revenue for the nine months ended April 30, 2011, compared to $13,079,000 or 81.1% of revenue for the same period last year.  The year to date decline in gross profit, as well as the decline in gross profit margin, was primarily attributed to two factors: (i) the loss of the non-cash deferred revenues, for which there were no costs associated; and (ii) a change in product mix in which we saw an increase in revenues from some of our lower-margin products.  We expect fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold, but expect our gross margins to improve over time as we focus our sales efforts on our higher margin, recurring revenue products.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category (in thousands):

	(Unaudited)					(Unaudited)
	Three months ended April 30					Nine months ended April 30
		Percent of		Percent of	Percent		Percent of		Percent of	Percent
	2011	Revenue	2010	Revenue	Change	2011	Revenue	2010	Revenue	Change
Sales and marketing	$946	17.7%	$1,261	23.6%	-25.0%	$3,172	19.9%	$3,595	22.3%	-11.8%

Customer operations and support (1)	834	15.6%	812	15.2%	2.7%	2,545	16.0%	2,468	15.3%	3.1%

Software development and technical support (2)	351	6.6%	245	4.6%	43.3%	1,127	7.1%	1,076	6.7%	4.8%
General and administrative	1,011	18.9%	1,206	22.5%	-16.2%	3,091	19.4%	3,374	20.9%	-8.4%
Restructuring (3)	-	n/a	-	n/a	n/a	-	n/a	76	0.5%	n/a
Depreciation and amortization (4)	442	8.3%	411	7.7%	7.5%	1,259	7.9%	1,232	7.6%	2.2%
Net operating expenses	$3,584	66.9%	$3,935	73.5%	-8.9%	$11,194	70.3%	$11,821	73.3%	-5.3%

(1)	Net of capitalized software development costs of $41, $10, $143 and $61 for the three and nine months ended April 30, 2011 and 2010, respectively.

(2)	Net of capitalized software development costs of $372, $380, $1,085 and $954 for the three and nine months ended April 30, 2011 and 2010, respectively.

(3)	Represents an adjustment to accrued rent related to the 2008 restructuring.

(4)	Exclusive of amortization of software products of $291, $265, $815 and $784 for the three and nine months ended April 30, 2011 and 2010, respectively, which are included in cost of revenue.

Net operating expenses decreased from $3,935,000 or 73.5% of revenue for the three month period ended April 30, 2010 to $3,584,000 or 66.9% of revenue for the same period this year and from $11,821,000 or 73.3% of revenue for the nine month period ended April 30, 2010 to $11,194, 000 or 70.3% of revenue for the same period this year.  The decrease in net operating expenses is due to a decrease in sales and marketing and general and administrative expenses, both of which are discussed below.

Sales and marketing expenses declined $315,000 or 25.0%, for the three months ended April 30, 2011 and $423,000 or 11.8% for the nine months ended April 30, 2011, compared to the same periods last year.  We measure the returns realized through our sales teams with the customer acquisition cost (“CAC”) ratio.  This is defined as the new annualized net gross margin added during a quarter divided by the sales and marketing costs of the previous quarter, excluding any account management costs associated with your base revenue.  We have experienced an improvement in our CAC ratios for the quarter ended April 30, 2011, compared to the same period last year, which means that we are generating more sales for each sales and marketing dollar spent.  These improvements in CAC were achieved by refining our sales incentive programs, achieving operating efficiencies and close management of discretional sales and marketing spending.

Our software development and technical support staff have three essential responsibilities for which the accounting treatment varies depending upon the work performed: (i) costs associated with internal software development efforts are typically capitalized as software product costs and amortized over the estimated useful life of the product; (ii) professional services performed for customers related to software customization projects are classified as cost of revenues; and (iii) all other activities are considered operating expenses and included within the software development and technical support operating expense category.

The table below summarizes our gross software development and technical support spending (in thousands):

	(Unaudited)			(Unaudited)
	Three months ended April 30			Nine months ended April 30
			Percent			Percent
	2011	2010	Change	2011	2010	Change

Total software development and technical support costs	$1,130	$1,009	12.0%	$3,328	$3,080	8.1%
Less: amount capitalized as software development	(425)	(390)	9.0%	(1,278)	(1,015)	25.9%
Less: direct labor classified as cost of revenues	(354)	(374)	-5.3%	(923)	(989)	-6.7%
Net software development and technical support costs classified as operating expenses	$351	$245	43.3%	$1,127	$1,076	4.8%

We increased our total software development and technical support costs for the three and nine months ended April 2011, compared to the same periods last year, in accordance with our product development and innovation strategies. We expect fluctuations in the amount of software development and technical support costs classified as operating expenses from period to period, as the mix of development and customization activities will change based on customer requirements, even if total software development and technical support departmental costs remain relatively constant.

During the three and nine months ended April 30, 2011, we capitalized $375,000 and $1,228,000 of software development labor and overhead, versus $390,000 and $1,015,000 for the same periods last year.  As discussed earlier, we completed several significant product upgrades and enhancements during fiscal 2011 and are working on several new enhancements expected to be released in the upcoming quarter, which we anticipate will increase future revenues for the Company.  Management expects total spending for software development and technical support to continue at the same pace for the remainder of fiscal 2011 as we focus on our core strategy of product enhancement and innovation.

General and administrative expenses declined $195,000 or 16.2% for the three months ended April 30, 2011 and $283,000 or 8.4% for the nine months ended April 30, 2011, compared to the same periods last year.  This improvement can be attributed to management’s cost reduction strategies and operational efficiencies in the general and administrative area, primarily as a result of the restructurings and the integration of the Channel Blade acquisition.

We expect operating expenses to continue to decrease over the prior year for the remainder of fiscal 2011 as a result of operational efficiencies, including our data center consolidation, our focus on eliminating non-value added costs and operational process improvements made throughout the organization.

Other Income (Expense)

Other income included an estimated gain before tax of approximately $433,000 or $0.05 per share on the sale of the AgChem EDI business during the quarter ended April 30, 2011, as more fully discussed in Note 10 to our Unaudited Consolidated Financial Statements.

Income Taxes

Current income tax expense is the statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  This does not represent a current cost obligation, as we have net operating loss carryforwards to offset taxable income. We recorded income tax expense from continuing operations of $402,000 during the quarter ended April 30, 2011 and $481,000 for the nine months ended April 30, 2011, compared to expense of $0 and $5,000 for the same periods last year.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain unaudited cash flow information derived from our financial statements (in thousands):

	(Unaudited)			(Unaudited)
	Three months ended April 30			Nine months ended April 30
			Percent			Percent
	2011	2010	Change	2011	2010	Change
Net cash provided by operating activities	$862	$950	-9.3%	$2,158	$1,145	88.5%
Net cash used in investing activities	(567)	(582)	2.6%	(1,612)	(1,499)	-7.5%
Net cash provided by (used in) financing activities	(720)	(38)	-1794.7%	(676)	611	-210.6%
Effect of foreign currency exchange rate changes on cash	2	(3)	166.7%	(4)	(3)	n/a
Net change in cash	$(423)	$327	-229.4%	$(134)	$254	-152.8%

Cash at end of period	$804	$904	-11.1%	$804	$904	-11.1%

Total cash flow for the three months ended April 30, 2011 was a net use of $423,000, compared to a net generation of $327,000 for the same period last year.  For the nine months ended April 30, 2011, total cash flow was  a net use of $134,000, versus a net generation of $254,000 last year.  The primary driver of the year over year decrease in cash flow is the $525,000 repayment on the line of credit made during fiscal 2011 versus borrowings of $525,000 on the line of credit during fiscal 2010.

Cash generated from operations was $862,000 for the three month period ended April 30, 2011, which was relatively the same as last year.  Cash generated from operations increased 97% from $1,145,000 for the nine months ended April 30, 2010 to $2,158,000 for the same period this year.  The substantial improvement in operating cash flows was driven by the following factors:

(i)
A greater portion of our revenues in fiscal 2011 resulted in cash collected.  This was due to the fact that a substantial portion of the non-cash deferred revenues we recognized in fiscal 2010 were replaced with cash-generating MRR.

(ii)	We sold AFIS in July 2010. In fiscal 2010, this business generated pre-tax operating losses of $653,000, of which $455,000 were incurred in the first nine months.

(iii)	Our operating expenses continue to decline as we focus on efficiencies throughout the organization.

(iv)	The Channel Blade acquisition has been fully integrated into the organization.

(v)	Our accounts receivable collections have improved as we expanded our efforts in this area. This improvement is reflected by the 37% decline in accounts receivable, net of bad debt allowance.

We continue to invest cash in the business, primarily for the development of new products and upgrades of existing products; however, we have also invested additional funds during fiscal 2011 in upgrading our technology infrastructure as part of our efforts to consolidate our data centers.  These efforts will result in our primary data center being located in a Tier III (as defined by the Uptime Institute's tier classification system) hosted facility in Madison, Wisconsin with one internally-hosted backup data center.  Although we will continue to invest in the business, management expects cash used in investing activities to fluctuate from period to period based on the level of software development activities as well as the timing of acquisitions.

Cash used in financing activities was $720,000 for the three month period ended April 30, 2011 versus $38,000 for the same period last year and $676,000 for the nine month period ended April 30, 2011 versus cash generated from financing activities of $611,000 for the same period last year.  Cash generated in fiscal 2010 was a result of borrowings on the line of $525,000, whereas cash was used in financing in fiscal 2011 to pay back $525,000 on our line of credit.

Management believes that current cash balances, as well as the existing availability under our line of credit with JPMorgan Chase, are sufficient to fund our needs over the next twelve months.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended April 30, 2011.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in full detail in Item 1A of our annual report on Form 10-K for the fiscal year ended July 31, 2010.  There have been no significant changes to the risks described in Item 1A of our annual report on Form 10-K for the fiscal year ended July 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Asset Purchase Agreement dated as of March 1, 2011, by and between Globalrange Corporation and ARI Network Services, Inc., incorporated by reference to ARI’s current report on Form 8-K filed on March 4, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June, 2011.

ARI NETWORK SERVICES, INC.
(Registrant)

By:	/s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ Darin R. Janecek
Darin R. Janecek
Vice President of Finance and Chief Financial Officer