Form 10-K
period 2011-07-31
ARI NETWORK SERVICES INC /WI
filed 2011-10-31
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Yes ☑ No ☐

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
Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on January 31, 2011 as reported on the OTC bulletin board, was $4.1 million.

As of October 19, 2011, there were 7,987,944 shares of the registrant’s shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2011, for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

ARI Network Services, Inc.

FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 31, 2011

Index

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified below under “Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1. Business

Overview

ARI Network Services, Inc. (“ARI”) is a leader in creating, marketing, and supporting solutions that enhance revenue and reduce costs for our customers. Our innovative, technology-enabled solutions connect the community of consumers, dealers, distributors, and manufacturers to help them efficiently service and sell more whole goods, parts, garments, and accessories (“PG&A”) worldwide in selected vertical markets that include power sports, outdoor power equipment, marine, and appliances.  We estimate that approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.

Our suite of software and SaaS solutions are designed to facilitate our customers’ operations, increasing sales through additional foot and website traffic, more effective lead management, and greater conversion rates on those leads.  To achieve this, our solutions allow our customers to: (i) efficiently market to their customers and prospects in order to drive increased traffic to their location and website; (ii) manage and nurture customers and prospects; (iii) increase revenues by selling PG&A online; (iv) increase revenues by generating leads for whole goods; and (v) increase revenues and reduce costs of our dealer customers by enhancing the productivity of our customers’ support operations, specifically with respect to the sale of manufacturers’ parts.

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.

Our Solutions

Today, we generate revenue from three primary categories of technology-enabled solutions: (i) electronic catalogs for publishing, viewing and interacting with PG&A information from OEMs and distributors; (ii) lead generation and management products and services designed to help dealers generate sales of whole goods, PG&A through efficient marketing of their products; and (iii) websites with eCommerce capabilities designed to generate leads for whole goods and sales of PG&A through the sites and provide information to consumers in the dealers’ local areas.

Electronic Catalogs

Our electronic catalog solutions, which encompass our PartSmart®, PartSmart Web™ and PartStream™ products, contain enhanced data relating to manufacturers’ whole goods, and PG&A.  The solutions allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment. We believe that we have the broadest library of available content in the vertical markets we serve, and our multi-line electronic catalog solution is the fastest and most efficient in the marketplace.  We derived 59% of our revenues from subscriptions to, and support for, our electronic catalog services in fiscal 2011.

Index

PartSmart®, our CD-based electronic parts catalog, is used by dealers worldwide in the outdoor power, power sports, marine, and agricultural equipment industries to increase productivity by significantly reducing parts lookup time.  Our PartSmart® software allows multi-line dealers to look up parts and service information for all manufacturer product lines that the dealer carries, and integrates with more than 85 of the leading dealer business management systems.  We also provide a version of our PartSmart® product to the appliance industry, known as PartSmart® IPL.

PartSmart Web™, a SaaS solution, is used by distributors and manufacturers to provide their dealers with access to parts and pricing information via the Internet.

PartStream™, a SaaS solution, is a modular, consumer-focused illustrated parts lookup application that integrates with existing dealer website platforms and shopping carts and allows consumers to quickly identify the desired part, add the part to their electronic shopping cart and check out.  It leverages ARI’s parts content, delivering it to PartStream™ users on demand from ARI servers.

Lead Generation and Management Products and Services

Our award-winning lead generation and management solutions, which encompass our Footsteps™ product and SearchEngineSmart™ service, are designed to increase traffic to dealers’ stores and websites and more efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues.  We derived 9.3% of our revenues from lead generation and management services in fiscal 2011.

Footsteps™, a SaaS solution, connects the equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product is used as a complete database of customers and prospects, and manages the dealer to customer relationship from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.

Our SearchEngineSmart™ service generates additional traffic to dealers’ stores and websites through optimization of the dealers’ paid search engine marketing campaigns, including organic optimization for local results.

Website Solutions

Our website solutions, which are tailored to the vertical markets we serve and are eCommerce enabled, provide consumers with information about the dealer and its product lines and allow consumers to purchase PG&A through the dealers’ website 24 hours a day, 7 days a week.  Our website solutions include WebSiteSmart Pro®, eXceleratePro™ and eXceleratePro™ 2, and LeadStorm™.  We also offer a mobile solution that allows dealers’ websites to be fully functional on smart mobile phones. Website services accounted for 24% of revenues in fiscal 2011.

Other Services

We also offer a suite of complementary technology-enabled solutions, which include professional services for the customization of software and website solutions; website hosting; and document transfer and communication services to customers in the manufactured equipment industry.  On a combined basis, these other services accounted for 7.9% of fiscal 2011 revenues.

Our Strategy

We believe the following strategic foundations will allow us to continue to provide our community with the innovative solutions and world class customer service they have come to expect and drive the growth and profitability our shareholders deserve.

Nurture and retain existing customers through world class customer service and product feature upgrades

We believe there is a significant opportunity to leverage our relationships with existing customers and, accordingly, we place a high degree of focus on reducing the level of customer “churn”.  In order to retain our existing customers over time, we must keep them satisfied and continuously improve upon the value the customer receives.  To this end we have made significant investments in our customer support operations, publishing, product development, and technology infrastructure during the past several years.  Additionally, we realigned internal resources to designate a team that is proactively focused on customer satisfaction and renewing customers’ subscriptions before they are set to expire.  We will continue to invest in this area as well as identify new product features designed to enhance our customers’ user experience and value.

Index

Drive organic growth through innovative new service offerings, differentiated content and geographic expansion

As a subscription-based, recurring revenue business, the most important drivers of future growth are: (i) increasing the level of our monthly recurring revenue (“MRR”); (ii) increasing MRR as a percentage of total revenue; and (ii) reducing the rate of our customer churn.  We discussed above our strategy for reducing our customer churn rates, and we have already seen significant improvement in these rates in fiscal 2011 and expect to see these rates continue to improve in fiscal 2012 and beyond.

The strategy we will utilize to drive increased MRR includes the following: (i) rapidly expand our base of customers and users through new innovative solutions, (ii) sell more to our existing customer base by developing and deploying “must have” new product features and upgrades; (iii) develop and deploy basic versions of our existing and new products (we refer to these as “freemium” versions), which we believe will allow us to quickly ramp up the number of users and allow us to upsell premium versions and additional features into these customers; and (iv) expand into new geographic markets.

The first three components of our organic growth strategy essentially allows us to very rapidly expand our customer and user base, and then leverage these customers and users through upsells of new innovative solutions and value-added upgrades and features of our existing solutions.   The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.   We have made, and expect to continue to make, significant investments in our product management and development teams.  In fiscal 2011 we realigned these teams with resources assigned to each of our core products.  The teams will continue to research and develop new features and functionality in our existing products.  Additionally, we recently implemented an internal “Innovation Factory”, a team that will be solely dedicated to rapidly deploying enhancements to current products and the creation of new value-added solutions.

We believe that a significant opportunity exists to expand our services into international markets as our manufacturing customers do the same.  Currently, only a small percentage of our revenues are generated from our international operations.  One of our initiatives for fiscal 2012 is to align internal business development resources to drive additional relationships with European manufacturers and distributors.  We will also upgrade our product roadmaps to allow us to rapidly deploy those products internationally, with a focus on the “BRIC” countries of Brazil, Russia, India, and China.
Lastly, we will continue to expand and enrich what we believe to be the broadest library of available content in the vertical markets we serve.  We must continue to enhance our value proposition through enrichment of our content or this competitive advantage will begin to lose its distinction. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our manufacturer customers, and creating new forms of content that further our customers’ ability b to efficiently service and sell more whole goods, PG&A.

Lead the market with open integration to related platforms

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between the systems.  We currently have integration capabilities with over 85 DMS’s and we continue to seek other strategic alliances that can be integrated with our product and service offerings.  In fiscal 2012 we plan to build a dedicated integration team to expand on the capabilities of our interface and to connect, invasively if necessary, with the top DMS providers in the vertical markets we serve.

Successfully execute acquisitions that align with our core strategy

Historically, acquisitions have been a significant driver of ARI’s growth.  Since 2007, the Company has successfully closed four strategic acquisitions while reviewing, and ultimately deciding not to pursue, a multitude of others.  Our 2009 acquisition of Channel Blade Technologies (“Channel Blade”) and our 2008 acquisition of the electronic parts catalog and eCommerce assets of Info Access expanded not only our product offerings but the number of markets we serve.  As a result of those acquisitions, ARI is the market leader in the marine, RV and appliance markets.  Although we believe organic growth will be the primary driver of our business for the foreseeable future, we will continue to evaluate acquisitions that are in alignment with our core strategy.

Index

Sales, Marketing and Support Teams

We organize our sales and marketing programs into three distinct sales channels and two geographic regions, including North America and Europe.

Sales Channels

We go to market utilizing three distinct sales teams, determined through a combination of customer, product, and geographic market.  Our field sales personnel focus on building relationships with manufacturers and distributors, while our inside, telephone-based sales team focuses on selling to dealers.  The dealer sales team is further divided by product (catalog sales versus other products and services) and an international sales team in The Netherlands.  We are also in the process of enhancing our core products to allow for customer self-service sales capabilities.

Marketing

Our marketing strategy is designed to drive knowledge of our value proposition into the markets we serve.  We use a variety of marketing programs to target and build relationships with our prospective and current customers and partners.  Our primary marketing activities include:

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

Customer Service and Support

Customer support is a critical part of our strategy as it is essential to retaining our existing customer base and reducing the level of customer churn.  We maintain customer support operations in each of the Company’s four locations.  Our support representatives are available via telephone or email.  We also maintain a customer satisfaction and renewal team that focuses on proactively reaching out to customers to ensure that our customers are satisfied and are receiving the most value possible from their spend with ARI.

Our Competitive Strengths

Market Leader in Core Verticals

We believe that we are one of the leaders in each of our core vertical markets and also believe we are the market leader in the outdoor power, marine, and appliance markets.  Our direct relationships with approximately 18,000 dealers, 125 manufacturers, and 150 distributors allow us to cost-effectively leverage our published catalog content into a large and diversified customer base and to launch new product enhancements and technology-enabled solutions to this customer base.

Breadth and Depth of Published Content

The breadth and depth of our catalog content, as well as our ability to enhance and efficiently publish manufacturers’ PG&A data as it becomes available, provides ARI with a critical competitive advantage.  Our electronic catalog content enables multi-line dealers to easily access catalog content for multiple manufacturers using a single software platform.  This advantage, which saves our customers significant time, provides "stickiness" to our catalog customer base that allows us to efficiently and cost effectively nurture our existing customers while devoting resources to develop new products and services, enabling us to grow our overall customer base.

Index

Recurring Revenue Model

Approximately 80% of our revenue is subscription-based and recurring revenue.  The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve month terms.  This provides us with advanced visibility into our future revenues. Our recurring revenue model also emphasizes the importance of maintaining a low rate of customer churn, one of the key drivers of any recurring revenue, subscription-based businesses.  Historically, we measured customer renewal rates. Over the past year we began measuring customer churn rates.  Although similar, we believe that customer churn is a better management tool as it allows us to focus on the reasons we may lose customers and take action actions on those reasons within our control in order to reduce churn rates in the future.

Our recurring revenue model, when combined with low rates of customer churn, significantly reduces the cost to maintain and nurture our customer base.  This in turn frees up resources to enhance our existing products and work toward new product innovations.  Additionally, a substantial portion of our electronic catalog business is focused on our customers’ service and repair operations.  This allows our revenues to remain strong even in a down economy, as consumers tend to repair, rather than buy new equipment during a challenging economy.

Suite of Products Covers Entire Sales and Service Cycle

Our suite of dealer products and services and eCommerce capabilities enhance our customers' front office operations by covering the entire sales cycle, from lead generation and lead management to sales of PG&A to the consumer, both in-store and online, and our electronic catalog products allow dealers to efficiently service and repair equipment.

We believe that our competitive advantages will enable us to compete effectively and sustainably in our core markets, although given the current pace of technological change, it is possible that unidentified competitors could emerge, existing competitors could merge and/or obtain additional capital, thereby making them more formidable, or new technologies could come on-stream and potentially threaten our position.

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

In lead management, websites and eCommerce, our primary competitors are PowerSports Network, owned by Dominion Enterprises, and 50 Below. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our proven industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.  We believe we maintain a competitive advantage in our core vertical markets given the integration of our published catalog content into our lead management and website products.

Several of the markets we serve, including power sports, marine, and RV, are closely aligned with the state of the economy, given the "luxury" nature of the products in those verticals.  In fiscal 2010 we experienced an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  Our customer churn rates improved in these markets in fiscal 2011 as the effects of the economy began to ease off those markets.  It is also important to note that the impacts of a difficult economic environment are somewhat softened by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our published parts content provided to customers via our catalog parts lookup products and our website products.

Index

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

Employees

As of July 31, 2011, we had approximately 133 employees.  Of these, 47 are involved in customer operations and support, 33 are in sales and marketing, 32 are engaged in maintaining or developing software and providing software customization services and 21 are involved in general and administration functions.  None of these employees is represented by a union.

Fiscal Year

ARI’s fiscal year ends on July 31st.  Any references throughout this document to fiscal 2011 or fiscal 2010 refer to the fiscal years ended July 31, 2011 and 2010, respectively.  Also note that the reference to the word “fiscal” has been removed from all tables throughout this document.

Index

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive officers as of October 19, 2011.  The officers serve at the discretion of the Board of Directors.

Name	Age	Capacity Served

Roy W. Olivier	52	President, Chief Executive Officer and Director

Darin R. Janecek	43	Vice President of Finance, Chief Financial Officer, Secretary and Treasurer

Jon M. Lintvet	35	Chief Marketing Officer

Roy W. Olivier

Mr. Olivier was appointed President and Chief Executive Officer of the Company in May 2008, after having served in the capacity of Vice President of Global Sales and Marketing of the Company since September 2006.  Prior to joining ARI in 2006, Mr. Olivier was a consultant to start-up, small and medium-sized businesses. Prior to that, he was Vice President of Sales and Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Before that, Mr. Olivier held various sales and marketing executive and managerial positions with several other companies in the telecommunications and computer industries, including Multicom Publishing Inc., Tandy Corporation, BusinessLand and PacTel.

Darin R. Janecek

Mr. Janecek was appointed Vice President of Finance and Chief financial Officer of ARI in December 2010, after having served as Vice President of Finance and Director of Finance since joining the Company in May 2009.  Mr. Janecek also serves as Treasurer and Corporate Secretary.  Prior to joining ARI, Mr. Janecek served in various mergers and acquisitions, corporate strategy and analysis roles at Johnson Controls, Inc. in Milwaukee, Wisconsin, and Crowe Horwath LLP, FTI Consulting, and CNA Insurance in Chicago, Illinois.  Prior to that, he served in several corporate accounting roles in the manufacturing and health care industries.  Mr. Janecek began his career in 1991  as an auditor with Deloitte & Touche LLP.  Mr. Janecek is a certified public accountant and earned a Master of Business Administration from Loyola University, Chicago, and a Bachelor of Accounting from the University of Wisconsin - Milwaukee.

Jon M. Lintvet

Mr. Lintvet was appointed Chief Marketing Officer of ARI in October 2011.  As Chief Marketing Officer, Mr. Lintvet leads all product management, innovation and strategic marketing initiatives for ARI.  Mr. Lintvet was Chief Executive Officer of Channel Blade prior to ARI’s acquisition of the company in 2009.  Following the acquisition, Mr. Lintvet was named ARI’s Director of Business Development.  In November 2010 Mr. Lintvet was promoted to Vice President of Product.  Prior to Channel Blade Mr. Lintvet served in various product development roles at Capital One.  Mr. Lintvet earned a Bachelor of Science from Ithaca College in Ithaca, New York.

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

Continued unfavorable economic conditions or reduced investments in technology spending may harm our business.

Our business depends on the overall demand for technology services spending, and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results and financial condition may be adversely affected. Our customers sell capital goods, some of which are considered “luxury” in nature, which are highly dependent on the disposable income of end consumers.  Continued weak or volatile economic conditions, or a reduction in consumer spending may weaken our customers’ demand for electronic catalogs, websites, lead management or other technology-enabled services, or their general information technology spending, which would likely harm our business and operating results in a number of ways, including longer sales cycles, potential lower prices for our services, reduced sales, and reduced subscription renewal rates.

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

Our principal competitors include Snap-on Business Solutions, 50 Below, and Powersports Network, owned by Dominion Enterprises. Some of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition within our target vertical markets, larger marketing budgets, as well as substantially greater financial, technical and other resources. If we are not able to compete effectively, our operating results will be harmed.

Index

The impact of negative factors on the business may not be immediately reflected in our financial results.

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

Our operating results may fluctuate from quarter to quarter.

We expect that a portion of our revenue in the future will be derived from non-recurring fee income, which consists primarily of revenues from professional services such as software customization and training, software sales and one-time network installation fees.  The timing of receipt of this revenue is dependent upon several factors that we cannot predict.  These factors include:

●	the time required to close large license fee and development agreements, which can be delayed due to customer requirements and decision-making processes;
●	the seasonality of certain sectors of the equipment industry in which we operate;
●	delays in the introduction of new products or services and their acceptance by customers; and
●	delays in delivering customized software to our customers.

Our costs are not entirely predictable and may vary from quarter-to-quarter due to acquisitions or non-recurring expenditures.  Cash flows may also vary from quarter to quarter, depending on the timing of disbursements and customer payments, which exhibit considerable seasonality. These fluctuations may make period-to-period comparisons of our results of operations more complex.

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

We regard our trademarks, proprietary technology and similar intellectual property as critical to our success, and we rely upon trademark law, trade secret protection, and confidentiality and license agreements with our employees, strategic partners, and others to protect our proprietary rights, but these measures can have only limited effectiveness. Prevalent use of the Internet has also increased the ease with which third parties can distribute our intellectual property without our authorization.

We intend to pursue the registration of our material trademarks as necessary. We may not be entitled to the benefits of any such registration until such registration takes effect. In addition, effective protection may not be available in every country in which our products are available. Further, we may be subject to claims in the ordinary course of our business, including claims of alleged infringement of the trademarks, copyrights and other intellectual property rights of third parties by us and our licensees.

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us. These claims, even if without merit, could require us to expend significant financial and managerial resources. Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content, products or services, or pay financial damages, any of which could substantially increase our operating expenses. We also may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. In the future we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees. Any such claims could have a material adverse effect on our business, financial condition and operating results.

Index

We are dependent on our management and employees.

We are dependent on the services of our executive officers and other key employees. There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, disability, or voluntary departure of one of our executive officers or other key employees, or that our business would not suffer material adverse effects as the result of the death, disability, or voluntary departure.  Further, the loss of the services of any one or more of these employees could have an adverse effect on our business. In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense. If we are unable to do so, our business, results of operations and financial condition could be materially adversely affected.

Our common stock has a very limited trading market.

Our common stock is traded on the OTC bulletin board, which typically provides less liquidity than the NASDAQ or any other national securities exchange. In addition, trading in our common stock has historically been extremely limited. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation.  This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and an investor may not be able to sell shares of our common stock when or at prices you desire.

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

While we have been profitable in recent years, we have experienced net losses in numerous fiscal years since our organization in 1981, resulting in an accumulated deficit of $89.1 million at July 31, 2011.  We may not be able to maintain profitability or increase profitability in the future.  As a result of our historical losses, our financial position has been weakened, and our ability to finance our growth is constrained.

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

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.

Index

Item 2. Properties

The table below summarizes ARI’s current facilities.  Management believes that the Company’s current facilities are suitable and sufficient to support present operations.

Description of Use	Location	Square Footage		Lease Expiration	Operating Segment

Corporate headquarters	Milwaukee, WI	16,300		July 2021	North America

Product development and professional services team	Cypress, CA	6,000		July 2013	North America

Marine and RV sales and support	Virginia Beach, VA	9,800		April 2014	North America

European sales and support	Leiden, The Netherlands	200 m	2	April 2015	Netherlands

Item 3. Legal Proceedings

None.

Item 4. [Removed and Reserved for Future Use]

Index

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARI’s common stock is currently quoted on the OTC bulletin board under the symbol ARIS.  The following table sets forth the high and low sales price for the periods indicated.  OTC  bulletin board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Fiscal Quarter Ended:	High	Low

10/31/2009	$1.07	$0.55
1/31/2010	$1.10	$0.63
4/30/2010	$1.00	$0.70
7/31/2010	$0.84	$0.61
10/31/2010	$0.75	$0.31
1/31/2011	$0.75	$0.45
4/30/2011	$0.80	$0.47
7/31/2011	$0.99	$0.48

As of October 19, 2011, there were approximately 671 holders of record of ARI common stock.  We have not paid cash dividends to date and have no current intention to pay cash dividends.

During fiscal 2011, the Company did not repurchase any of its equity securities.

Index

Item 6. Selected Financial Data

The following tables set forth certain financial information with respect to the Company for each of the previous five fiscal years, which includes information derived from ARI’s audited financial statements and notes thereto for fiscal 2011 and fiscal 2010.  The reports, thereon, of Wipfli LLP are included elsewhere in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the aforementioned Financial Statements and Notes.  All amounts are in thousands, except per share data.

Statement of Income

	2011	2010	2009	2008	2007

Net revenue	$21,334	$21,484	$17,560	$16,917	$15,435
Gross profit	16,927	17,131	14,160	14,046	12,716
Gross margin	79.3%	79.7%	80.6%	83.0%	82.4%
Net operating expenses	15,194	16,626	13,051	13,225	12,551
Operating income	1,733	505	1,109	821	165
Other expense	(332)	(630)	(221)	(28)	(60)
Income (loss) from continuing operations before provision for income taxes	1,401	(125)	888	793	105
Income tax benefit (expense)	1,017	1,294	(123)	590	(4)
Income from continuing operations	2,418	1,169	765	1,383	101
Discontinued operations	25	(392)	(341)	-	-
Net income	$2,443	$777	$424	$1,383	$101

Earnings per share:
Income from continuing operations:
Basic	$0.31	$0.15	$0.11	$0.21	$0.02
Diluted	$0.31	$0.15	$0.11	$0.20	$0.02

Net income:
Basic	$0.31	$0.10	$0.06	$0.21	$0.02
Diluted	$0.31	$0.10	$0.06	$0.20	$0.02

Other Financial Data

	2011	2010	2009	2008	2007

Amortization of capitalized software products	$1,127	$1,054	$876	$764	$800
Depreciation and amortization	1,688	1,640	1,054	727	631
Capital expenditures	670	541	636	119	639
Software development costs capitalized	1,741	1,340	759	524	358

Index

Balance Sheet Data

	As of July 31st
	2011	2010	2009	2008	2007
Cash and cash equivalents	$1,134	$938	$650	$1,086	$1,050
Working capital deficit	(2,998)	(3,692)	(4,246)	(5,475)	(5,221)
Net capitalized software product costs	2,815	2,395	2,397	1,596	1,606
Total assets	21,099	19,777	18,607	12,193	9,927

Current portion of debt and lease obligations	1,289	1,217	726	1,471	1,031
Long term debt and lease obligations	4,293	5,338	5,115	349	484
Total shareholders' equity	7,831	5,219	4,187	2,896	718

Cash flow Data

	2011	2010	2009	2008	2007
Net cash provided by (used for):
Operating activities	$3,471	$1,624	$2,745	$2,027	$1,144
Investing activities	(2,293)	(1,891)	(2,219)	(1,651)	(2,174)
Financing activities	(977)	550	(968)	(353)	(1,491)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our audited consolidated financial statements for fiscal 2011 and fiscal 2010, including the notes thereto, which appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, which as previously identified are subject to the safe harbors created under the Securities Act and Exchange Act.

Overview

Our fiscal 2011 financial results were some of the best in the Company’s history.  We more than tripled our operating income and net income; more than doubled our cash generated from operations; paid down nearly $1 million of debt; and increased our investment in product development.  We believe these results are the culmination of various critical initiatives of the past several years.  In April 2009 we acquired Channel Blade and fiscal 2011 was the first full year we experienced the efficiencies that resulted from that acquisition.  At the end of fiscal 2010 we underwent a workforce reduction and business improvement initiative designed to help the Company streamline its operations and focus on our core offerings of electronic catalogs, lead generation and management, and eCommerce websites.  As part of this initiative in July 2010 we divested ARI F&I Services LLC (“AFIS”), our non-strategic dealer outsourced finance and insurance operation, and in March 2011 we divested our non-strategic electronic data interchange business devoted to the agricultural chemicals industry (“AgChem EDI”).

We generated net income of $2,443,000, or $0.31 per share in fiscal 2011, compared to net income of $777,000, or $0.10 per share, in fiscal 2010.  The significant improvement in earnings is attributable to several factors, including:

(i)
Operating expenses declined by $1,432,000, or 8.6%, in fiscal 2011, resulting from our fiscal 2010 fourth quarter workforce reduction and business improvement initiative, for which we incurred a $437,000 charge in the fiscal 2010 fourth quarter, and from our continuing efforts to reduce costs and achieve operational efficiencies throughout the organization.

(ii)	In fiscal 2010 we incurred losses from our discontinued AFIS operation, net of tax benefits, of $392,000. These losses did not reoccur in fiscal 2011.

(iii)	We recorded a gain on the sale of our AgChem EDI business of $433,000.

These factors were partially offset by both an increase in interest expense in fiscal 2011 and a reduction in the amount of tax benefit realized, each of which will be discussed below.

Index

Despite a slight decline in revenue and gross profit, operating income increased to $1,733,000 in fiscal 2011 from $505,000, driven solely by the reduction in operating expenses discussed above.

At July 31, 2011, we had cash balances of $1,134,000, versus $938,000 at July 31, 2010.  Furthermore, our total outstanding debt, which includes amounts due under our line of credit, capital lease obligations, and term note, was $5,582,000 at July 31, 2011, nearly a $1,000,000 decline from the $6,555,000 outstanding at July 31, 2010.  These favorable results were due to significant growth in cash generated from operations, which resulted from our strategy of focusing on growing our core recurring revenue base and generating technological and operating efficiencies throughout our business.

Net Revenues and Gross Margins

The table below summarizes the Company’s net revenues, gross profit and gross margin by major product category for fiscal 2011 and fiscal 2010.

	2011	2010	Percent Change
Catalog
Revenue	$12,649	$12,474	1.4%
Cost of revenue	1,546	1,621	-4.6%
Gross profit	11,103	10,853	2.3%
Gross margin percentage	87.8%	87.0%
Website
Revenue	5,025	5,305	-5.3%
Cost of revenue	1,120	1,012	10.7%
Gross profit	3,905	4,293	-9.0%
Gross margin percentage	77.7%	80.9%
Lead generation and management
Revenue	1,982	2,044	-3.0%
Cost of revenue	1,078	983	9.7%
Gross profit	904	1,061	-14.8%
Gross margin percentage	45.6%	51.9%
Other
Revenue	1,678	1,661	1.0%
Cost of revenue	663	737	-10.0%
Gross profit	1,015	924	9.8%
Gross margin percentage	60.5%	55.6%
Total
Revenue	21,334	21,484	-0.7%
Cost of revenue	4,407	4,353	1.2%
Gross profit	$16,927	$17,131	-1.2%
Gross margin percentage	79.3%	79.7%

Total revenues for the fiscal year ended July 31, 2011 were $21,334,000 compared to $21,484,000 for the same period last year, a decline of 0.7%.  Our fiscal 2011 revenues were negatively affected by the loss of non-cash deferred revenues related to the Channel Blade acquisition and the loss of revenues from our divested Agchem EDI business.  Excluding the impact of these items, we experienced revenue growth of 4.0% for fiscal 2011, as shown in the table below (in thousands).

	2011	2010	Percent Change

Revenue as reported	$21,334	$21,484	-0.7%
Non-cash deferred revenue	(49)	(801)	-93.9%
AgChem EDI revenue	(275)	(481)	-42.8%
Revenue, adjusted	$21,010	$20,202	4.0%

Index

The non-cash deferred revenues represent the amortization of a deferred revenue liability recorded at the time we acquired Channel Blade.  As of July 31, 2011, this liability was fully amortized and these revenues will not recur in the future.  As previously discussed, we divested our AgChem EDI business in March 2011.  We recognized $275,000 of revenues related to this business in fiscal 2011 prior to the divestiture, compared to revenues of $481,000 for the full fiscal year 2010.

New sales, although down from fiscal 2010, remain strong and in fiscal 2011 we realized a significant improvement in our customer churn rates, both of which served to increase our MRR year over year by more than 30%.  Given that a substantial portion of our revenues are subscription-based, MRR and churn are two performance indicators we closely monitor, as they represent the most significant drivers of future revenue growth.

Catalog

Catalog revenues are generated from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and professional services related to data conversion.  Catalog revenues increased 1.4% in fiscal 2011, compared to fiscal 2010, resulting from improvements in our customer churn rates and new catalog sales. Management expects catalog subscriptions to remain the Company’s most significant source of revenues and anticipates modest growth in this category for the foreseeable future.

Website

Website revenues are generated from set-up and recurring subscription fees on our website products, as well as transaction fees from our customers’ online sales generated via the websites.  Website revenues decreased 5.3% in fiscal 2011, compared to fiscal 2010.  This decrease in revenue was due to the decline in non-cash deferred revenues previously discussed.  All of these revenues were recorded in the website category.  Excluding the recognition of these non-cash revenues, revenues from our website products increased 10.5%.  Furthermore, the non-cash, non-recurring revenues in fiscal 2010 were replaced with cash-generating MRR in fiscal 2011.  We expect to see continued sales growth in fiscal 2012 from our website products and for these products to be a long-term source of growth for the Company.

Lead Generation and Management

Lead generation revenues are realized from the sale of our SearchEngineSmart™ product, while lead management revenues are generated from set-up and subscription fees for the use of the Company’s Footsteps™ product. Lead generation and management revenues decreased 3.0% in fiscal 2011, when compared to fiscal 2010.  As previously discussed, the marine market was hard hit by the economy and we experienced an increase in customer churn rates on our Footsteps™ product in the latter half of fiscal 2010 due to the bankruptcies of several large marine manufacturers.  This churn had a negative impact on fiscal 2011 revenues.  Management expects our Footsteps™ product to be a significant driver of future growth for the Company, and anticipates the launch of a new platform of this product in fiscal 2012.

Other Revenues

Other revenues primarily consist of professional services related to software customization and website hosting fees, but also include revenues generated from other products that are ancillary to our three core offerings.  Revenues from our divested AgChem EDI business were also included within this category.  Other revenues increased 1.0% in fiscal 2011 compared to fiscal 2010.  The main driver of this increase was a contracted website customization project with a large manufacturer in the power sports industry, offset in part by the loss of revenues related to our divested Agchem EDI business.  Management anticipates that other revenues will fluctuate based on the timing of professional fees related to software customization, which tend to be opportunistic in nature.

Cost of Revenues, Gross Profit and Gross Margin

We classify as cost of revenues those costs that are directly attributable to the provision of services to our customers. These costs include:

Software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to our customers;

Direct labor, used in the provision of catalog and marketing professional services; and

Other direct costs, which represent amounts paid to third party vendors directly attributable to the services we provide our customers.

Index

The table below breaks out fiscal 2011 and fiscal 2010 cost of revenues into each of these three expense categories (in thousands):

	2011	Percent of Revenue	2010	Percent of Revenue

Net revenues	$21,334		$21,484
Cost of revenues:
Amortization of capitalized software costs	1,127	5.3%	1,054	4.9%
Direct labor	1,272	6.0%	1,395	6.5%
Other direct costs	2,008	9.4%	1,904	8.9%
Total cost of revenues	4,407	20.7%	4,353	20.3%
Gross profit	$16,927	79.3%	$17,131	79.7%

Overall gross profit was $16,927,000, or 79.3 % of revenue, in fiscal 2011, versus $17,131,000, or 79.7% of revenue, in fiscal 2010.  There was an increase in software amortization costs, as we began to amortize several new releases of our core products in fiscal 2011.  We also experienced an increase in other direct costs related to royalties for the rights to sell certain catalog content.  Overall gross margin was 79.3% in fiscal 2011, which was less than half of one percentage point lower than fiscal 2010.  Management expects to see improvements in gross margin over time as we grow our subscription-based recurring revenues, which typically have a higher margin than our other products and services.

Operating Expenses

The table below summarizes the Company’s operating expenses by expense category for fiscal 2011 and fiscal 2010 (in thousands):

	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change
Sales and marketing	$4,272	20.0%	$4,786	22.3%	-10.7%
Customer operations and support (1)	3,439	16.1%	3,469	16.1%	-0.9%
Software development and technical support (2)	1,543	7.2%	1,415	6.6%	9.0%
General and administrative	4,252	19.9%	4,879	22.7%	-12.9%
Restructuring	-	0.0%	437	2.0%	n/a
Depreciation and amortization (3)	1,688	7.9%	1,640	7.6%	2.9%
Net operating expenses	$15,194	71.2%	$16,626	77.4%	-8.6%

(1)	Net of capitalized software development costs of $191 and $81 in fiscal 2011 and fiscal 2010, respectively.
(2)	Net of capitalized software development costs of $1,474 and $1,247 in fiscal 2011 and fiscal 2010, respectively.
(3)	Exclusive of amortization of software products of $1,127 and $1,054 in fiscal 2011 and fiscal 2010, respectively, which are included in cost of revenue.

Net operating expenses were $15,194,000 in fiscal 2011, a decrease of $1,432,000, or 8.6%, from fiscal 2010.  As part of our strategy to streamline the business and focus on our three core offerings, we undertook a workforce reduction and business improvement initiative, which included the divestiture of AFIS, the write off of certain assets related to non-core operations, and a small headcount reduction in July 2010.  We incurred a charge of $437,000 in fiscal 2010 related to this initiative.  This initiative, coupled with the economies realized from the Channel Blade acquisition and a continued focus on cost reduction and operational efficiencies, is reflected in the decrease in net operating expenses in fiscal
2011.

Index

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including sales commissions, for our sales and marketing employees, and also include the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses decreased 10.7% in fiscal 2011, when compared to fiscal 2010.  As a percentage of revenue, sales and marketing expenses declined from 22.3% in fiscal 2010 to 20.0% in fiscal 2011, driven in part by a reduction in commission expense that resulted from the previously-mentioned sales decline.

We measure the returns realized through our sales teams with the customer acquisition cost (“CAC”) ratio, one of Bessemer Venture Partners’ “6C’s of Cloud Finance.”  We experienced an improvement in our CAC ratios during fiscal 2011, compared to the same period last year, which means that we are generating more margin for each sales and marketing dollar spent.  These improvements in CAC were achieved by refining our sales incentive programs to better align them with our core strategy of MRR growth, as well as achieving operating efficiencies and close management of discretionary sales and marketing spending.  Sales and marketing will continue to be one of our largest expenses, as we intend to continue to invest in sales and marketing to grow our customer base and expand relationships with our existing customers.  However, management expects sales and marketing costs to gradually decline as a percentage of revenues over time.

Customer Operations and Support

Customer operations and support expenses are composed of server room operations, software maintenance agreements for our core network, and personnel and related costs for our operations and support employees.  Customer operations and support costs remained relatively the same in fiscal 2011, compared to last year.  Management expects customer operations and support costs to decline as a percentage of revenue in future years as we continue to consolidate our data centers into one centralized facility, while retaining the appropriate backup facilities.

Software Development and Technical Support

Our software development and technical support staff have three essential responsibilities for which the accounting treatment varies depending upon the work performed: (i) costs associated with internal software development efforts are typically capitalized as software product costs and amortized over the estimated useful lives of the product; (ii) professional services performed for customers related to software customization projects are classified as cost of revenues; and (iii) all other activities are considered operating expenses and included within the software development and technical support operating expense category.

The table below summarizes the breakdown of our total software development and technical support spending (in thousands):

	2011	2010	Percent Change

Total software development and technical support costs	$4,480	$4,138	8.26%
Less: amount capitalized as software development	(1,665)	(1,328)	25.38%
Less: direct labor classified as cost of revenues	(1,272)	(1,395)	-8.82%
Net software development and technical support costs classified as operating expenses	$1,543	$1,415	9.05%

We increased our total software development and technical support costs by $330,000, or 7.95%, in fiscal 2011, compared to the same period last year, which is consistent with our strategy to release new products and enhancements to existing products. We expect fluctuations in the amount of software development and technical support costs classified as operating expenses from period to period, as the mix of development and customization activities will change based on customer requirements, even if total software development and technical support departmental costs remain relatively constant.

During fiscal 2011, we capitalized $1,665,000 of software development labor and overhead, versus $1,340,000 last year.  As discussed earlier, we completed several significant product upgrades and enhancements during fiscal 2011 and are working on several new enhancements expected to be released in the upcoming quarter, which we anticipate will increase future revenues for the Company.  Management expects total spending for software development and technical support to continue to increase in fiscal 2012 as we continue to focus on our core strategy of product enhancement and innovation.

Index

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs declined $627,000, or 12.9%, in fiscal 2011.  As a percentage of revenue, general and administrative expenses declined from 22.7% in fiscal 2010 to 19.9% in fiscal 2011.

This improvement can be attributed to the various cost reduction and business improvement initiatives implemented over the last several years as well as efficiencies realized from the integration of the Channel Blade operations.  Management expects general and administrative expenses to remain relatively flat in fiscal 2012 and to continue to decline, as a percentage of revenues, in fiscal 2012 and beyond as the business continues to grow and the Company leverages its reduced cost structure.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenues.  Depreciation and amortization expense remained relatively flat in fiscal 2011.

Restructuring

As discussed previously, in July 2010 the Company undertook a workforce reduction and business improvement initiative, which included the divestiture of AFIS, the write off of certain assets related to non-core operations, and a headcount reduction.  The Company incurred restructuring charges of $437,000 related to this initiative.  The results of operations of AFIS were reclassified as a discontinued operation in the Company’s consolidated financial statements.  All remaining payment obligations related to severance and net future lease costs were paid in fiscal 2011.

Interest Expense

Interest expense was $790,000 in fiscal 2011, versus $649,000 in fiscal 2010.  On April 27, 2010, the interest rate on our term note, which resulted from the April 2009 acquisition of Channel Blade, increased from 10% to 14%.  Management expects a significant reduction in interest expense beginning in fiscal 2012.  On July 27, 2011 we entered into a Loan and Security Agreement (described in Note 4 to the consolidated financial statements) with Fifth Third Bank (“Fifth Third”), the proceeds of which were used to pay off the Channel Blade note in full. The note bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0%, and matures on July 27, 2014.  The effective interest rate on the note was 4.21% at July 31, 2011.

Income Taxes

As of July 31, 2011, we had unused net operating loss carryforwards (“NOLs”) for federal income tax purposes of $13,092,000 expiring between 2012 and 2030, and as such generally only incur alternative minimum taxes.

We performed an assessment as of July 31, 2011 of the likelihood that the remaining NOLs included in our net deferred tax assets will be realized from future taxable income.  The assessment resulted in a change in estimate of $1,967,000 less tax expense, or $0.25 per basic and diluted common share. This change was due to an improvement in our forecasted U.S. net income before taxes and a change in our tax strategy related to the treatment of capitalized software product costs.  Refer to Note 11 of the consolidated financial statements for further discussion.

Index

Discontinued Operations

On July 27, 2010 we sold AFIS, which offered dealer finance and insurance services, to F&I Smart LLC, recording a loss on the divestiture of $1,000.  The results of operations of AFIS have been reflected as a discontinued operation in our consolidated financial statements for all periods presented.  The results of operations of AFIS were previously reported within the United States business segment.  The following table summarizes the results of operations of AFIS, included in discontinued operations for the fiscal years ended July 31 (in thousands):

	2011	2010

Revenues	$-	$136
Cost of sales	-	13
Operating expenses	-	776
Operating loss	-	(653)
Gain (loss) on sale	40	(1)
Income tax benefit (provision) (1)	(15)	262
Net gain (loss)	$25	$(392)

(1)	Net of recorded deferred income tax asset valuation allowance

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements (in thousands):

	2011	2010	Percent Change
Net cash provided by operating activities	$3,471	$1,624	113.7%
Net cash used in investing activities	(2,293)	(1,891)	21.3%
Net cash provided by (used in) financing activities	(977)	550	-277.6%
Effect of foreign currency exchange rate changes on cash	(5)	5	-200.0%

Net change in cash	$196	$288	-31.9%

Cash at end of period	$1,134	$938	20.9%

Cash

At July 31, 2011, the Company had cash balances of $1,134,000, compared to $938,000 at July 31, 2010.  Total cash flows declined from $288,000 in fiscal 2010 to $196,000 in fiscal 2011, as we used our increased cash flows from operations to pay down nearly $1,000,000 in debt and continue to invest in product development.

Net cash provided by operations more than doubled in fiscal 2011, compared to fiscal 2010, due to several factors:

(i)
a greater portion of our revenues in fiscal 2011 resulted in cash collected, as the $801,000 of revenues recognized in fiscal 2010 related to the amortization of the deferred revenue liability incurred with the acquisition of Channel Blade were non-cash revenues;

(ii)	our accounts receivable collections have improved as we expanded our efforts and made process improvements in this area;

(iii)	we sold the AFIS business, which generated pre-tax operating losses of $654,000 in fiscal 2010;

(iv)	our operating expenses continued to decline as we focus on efficiencies throughout the organization; and

(v)	the Channel Blade acquisition has been fully integrated into the organization.

Index

We invested more cash into the business in fiscal 2011 than we did in fiscal 2010.  Fiscal 2011 cash used in investing activities was $2,293,000, compared with $1,891,000 in fiscal 2010.  We continue to invest cash in the business, primarily for the development of new products and upgrades of existing products, as well as upgrading our technology infrastructure as part of our efforts to consolidate our data centers.  These efforts will result in our primary data center being located in a Tier III (as defined by the Uptime Institute's tier classification system) hosted facility in Madison, Wisconsin with one internally-hosted backup data center.  Although we will continue to invest in the business, management expects cash used in investing activities to fluctuate from period to period based on the level of software development activities as well as the timing of other capital expenditures.

We used cash for financing activities of $977,000 in fiscal 2011; in fiscal 2010 we generated cash from financing activities of $550,000.  We used a significant portion of the cash generated from operating activities in fiscal 2011 to pay down outstanding debt.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under the Company’s line of credit with Fifth Third, are sufficient to fund the Company’s needs over the next twelve months.

Debt

On July 9, 2004, we entered into a line of credit agreement with JPMorgan Chase, N.A. (the “Chase Line”) which, as amended, permitted us to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate was at least 85%) minus $75,000, up to $2,000,000.  The agreement bore interest at 1% per annum above the prime rate plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  There was $1,025,000 outstanding on the Chase Line at July 31, 2010 and the line was paid in full and terminated on July 27, 2011.

On July 27, 2011, ARI entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third, filed as exhibit 10.1 on the Company’s Form 8-K on July 28, 2011.  Pursuant to the terms of the Agreement, Fifth Third extended to the Company credit facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 three year term loan facility (the “Term Loan”).  Each of the credit facilities bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0% (effective rate of 4.21% at July 31, 2011).  In connection with this Agreement, the Chase Line and all other banking relationships between ARI and JP Morgan Chase, N.A. were terminated.  There was $245,000 outstanding on the Revolving Loan as of July 31, 2011.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities and make distributions to its shareholders.  Financial covenants include a minimum fixed charge coverage ratio, as defined in the Agreement, of 1.2, and a senior leverage (maximum senior funded indebtedness to EBITDA) ratio, as defined in the Agreement, of 2.0.  The Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiary.

Long-term debt consisted of the following at July 31, 2011 and 2010 (in thousands):

	2011	2010

Notes payable :
Channel Blade Technologies	$-	$5,000
Fifth Third Bank	5,000	-
Total long-term debt	5,000	5,000
Less current maturities	(917)	-
Long-term debt, non-current	$4,083	$5,000

Principal and interest on the new Term Loan will be repaid in fixed monthly principal installments of $83,333 plus accrued but unpaid interest on the unpaid principal balance commencing on September 1, 2011 through July 1, 2014, with a final balloon payment due July 27, 2014.  Mandatory prepayments of the Credit Facilities will be required in the amount of 50% of the Company’s excess cash flow for the six-month periods ending January 31, 2012 and July 31, 2012 and for each fiscal year thereafter.  Excess cash flow is defined as the remainder of net income plus interest, taxes, depreciation and amortization expense for such period, minus cash taxes paid, capital expenditures incurred, capitalized software costs and scheduled payments of principal and interest charges.

Index

Acquisitions

Since 1995 the Company has had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that augment and strengthen the Company’s market position, product offerings, and personnel resources. Since the program’s inception, nine business acquisitions and one software asset acquisition have been completed.  All of these acquisitions have been fully integrated into the Company’s operations.

On April 27, 2009, the Company acquired substantially all of the assets of Channel Blade Technologies, the leading provider of websites, lead management and marketing automation solutions in the marine and RV markets. Consideration for the acquisition included approximately $500,000 in cash, 615,385 shares of the Company’s common stock at a market price of $0.75 per share, $765,000 of assumed liabilities and a $5,000,000 note payable.  The Company included the results of operations of Channel Blade in its consolidated financial statements for all periods presented.

On April 17, 2009, AFIS acquired the assets of Powersports Outsourcing Group, valued at approximately $85,000, in partial satisfaction of its debt to ARI of approximately $185,000, $149,000 of which we purchased from Keybank National Association on April 16, 2009.  PSOG, located in Schenectady, NY and then led by Mark L. Taylor, had been offering outsourced F&I services to power sports, marine and RV customers in the Northeast United States since 1998.  In connection with the acquisition, AFIS entered into a three year employment agreement with Mr. Taylor to serve as Director of F&I Business Development. Effective March 8, 2010, ARI and Mr. Taylor terminated the employment agreement and entered into an arrangement pursuant to which Mr. Taylor continued to provide any necessary transitional services to the Company for six months following the effective date.  This agreement has expired.

On July 27, 2010, ARI sold all of the equity interests in AFIS to F&I Smart LLC (the “Subject Interests”) in a membership interest sale agreement.  The sales price of the Subject Interests is a contingent amount based on dealer revenue beginning July 28, 2010 and ending on August 28, 2013.  We have not accrued for any future contingent proceeds as we are not able to estimate the amounts at this time.  The Company recognized a $1,000 loss on the sale of AFIS in the fourth quarter of fiscal 2010.

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

Index

Impairment of Long-Lived Assets

Equipment and leasehold improvements, capitalized software product costs and other identifiable assets are reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During fiscal 2011 and fiscal 2010, the Company disposed of equipment and leasehold improvements with a cost basis of $371,000 and $1,220,000, respectively and recorded a loss on disposal of $0 and $10,000, respectively.

In fiscal 2010, the Company incurred an impairment charge of $48,000 on capitalized software, with a cost basis of $208,000, which was disposed of, and an additional impairment charge of $141,000 on assets that are still in use.  These impairment charges are included in restructuring costs on the statement of operations.  The Company did not incur any software impairment charges in fiscal 2011.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax basis of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of income.  We recognized a tax benefit of $1,017,000 and $1,294,000 from continuing operations in fiscal 2011 and fiscal 2010, respectively, both of which primarily resulted from a change in our estimated tax valuation allowance.

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

Goodwill and Other Intangible Assets

As fully described in note 1 to the Consolidated Financial Statements, we periodically review the carrying value of goodwill to determine whether an impairment may exist.  We determined that there is a single reporting unit for the purpose of goodwill impairment tests.  We estimate the fair value of the reporting unit using various valuation techniques, with our primary techniques being a discounted cash flow valuation and control premium adjusted market capitalization. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including estimating future operating results, selecting a weighted average cost of capital to discount estimated future cash flows, anticipated long-term growth rates, and future profit margins.

Estimating the fair value of a reporting unit is an inherently subjective process.  Changes in assumptions, estimates, and other inputs could result in the indication of potential impairment of a portion of the recorded goodwill.  Management believes the assumptions, estimates, and other inputs used reflect their best efforts and are appropriate for valuing the reporting unit.  Our goodwill impairment test indicated that goodwill was not impaired in fiscal 2011 or fiscal 2010.

Impairment tests are also performed for those intangible assets with estimable useful lives if circumstances warrant a review.  Due to the restructuring in the fourth quarter of fiscal 2010, the Company performed an impairment test on intangible assets with definite lives using estimated future cash flows from these assets for the remainder of their useful lives in fiscal 2010.  There were no impairments to intangible assets with estimable useful lives as a result of this test.  There were no circumstances to warrant a review of intangible assets with estimable useful lives in fiscal 2011.

Earn-out Receivable

As part of the purchase price for the disposition of a component of the business, we recorded an earn-out receivable with anticipated payments to ARI annually over a four-year period following the closing date. The earn-out was recorded at fair value, which was the estimated future receipts less an imputed discount, based on the present value of the estimated earn-out payments, discounted at an imputed interest rate at the time the note is issued and any subsequent changes in prevailing interest rates shall be ignored.  Imputed interest is amortized to interest income over the life of the earn-out.

Index

Quarterly Financial Data

The following table sets forth the unaudited results of operations for each of the eight quarterly periods ended July 31, 2011, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Net revenues	$5,324	$5,437	$5,238	$5,334	$5,354	$5,352	$5,418	$5,361
Gross margin	4,157	4,486	4,152	4,361	4,259	4,232	4,359	4,052
Income from continuing operations	99	325	123	339	516	155	1,680	350
Discontinued operations	-	(163)	-	(163)	25	(129)	-	63
Net income (loss)	$99	$162	$123	$176	$541	$26	$1,680	$413

Basic and diluted income from continuing operations per common share:
Basic	$0.01	$0.04	$0.02	$0.04	$0.07	$0.02	$0.21	$0.05
Diluted	$0.01	$0.04	$0.02	$0.04	$0.07	$0.02	$0.21	$0.05

Basic and diluted net income per common share:
Basic	$0.01	$0.02	$0.02	$0.02	$0.07	$0.00	$0.21	$0.05
Diluted	$0.01	$0.02	$0.02	$0.02	$0.07	$0.00	$0.21	$0.06

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2011.  Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2011.

Index

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the amendments to Rule 2-02(f) of Regulation S-X that exempt us from this attestation requirement based on our status as a non-accelerated filer.  We are required to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the year ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Index

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by Item 10 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2011 Annual Meeting of Shareholders, and is incorporated herein by reference.

Index

PART IV

Item 15. Exhibits

2.1	Asset Purchase Agreement dated March 1, 2011 between ARI Network Services, Inc. and Globalrange Corporation, incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed on March 4, 2011.
3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.
3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 of Form 8-K filed on August 18, 2003.
3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).
4.2	The Company agrees to furnish to the Commission upon request copies of any agreements with respect to long term debt not exceeding 10% of the Company’s consolidated assets.
10.1
Rights Agreement dated as of August 7, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2003.

10.2 *	Summary of Executive Bonus Arrangements (Fiscal 2011).
10.3	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-K for the year ended July 31, 2004.
10.4
Amendment to Credit Agreement dated February 15, 2005, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA.,  incorporated herein by reference to Exhibit 10.14 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2005.

10.5
Continuing Security Agreement dated July 9, 2004, between the Company and JPMorgan Chase Bank, NA, successor by merger to Bank One, NA., incorporated by reference to Exhibit 10.15 of the Company’s Form 10-KSB for the year ended July 31, 2004.

10.6	Line of credit note dated July 9, 2004 by the Company for $500,000, incorporated by reference to exhibit 10.16 of the Company’s Form 10-KSB for the year ended July 31, 2005.
10.7
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

10.9
Note Modification Agreement dated April 25, 2006 to the Line of Credit Note dated July 9, 2004 by the Company for $500,000, incorporated herein by reference to Exhibit 10.16 of the Company’s Form 10-KSB for the fiscal year ended July 31, 2006.

10.10
First Amendment to Rights Agreement dated November 10, 2005, between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 14, 2005.

10.11
Amendment to Credit Agreement dated May 10, 2007, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA, incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 30, 2007.

10.12
Note Modification Agreement dated May 10, 2007, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA, incorporated by reference to the Company’s Form 10-QSB for the quarter ended April 30, 2007.

10.13
Note Modification Agreement dated April 25, 2008, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA., incorporated by reference to the Company's Form 10-K for the fiscal year ended July 31, 2008.

10.14	Credit Agreement Amendment dated April 6, 2009, incorporated by reference to Form 10-Q for the quarter ended April 30, 2009.
10.15	Credit Agreement Amendment dated April 8, 2010, between the Company and JP Morgan Chase Bank, NA, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 18, 2010.
10.16*
Change of Control Agreement dated September 13, 2006 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the quarter ended October 31, 2007.

10.17*	Employment Agreement dated May 1, 2008 between the Company and Roy W. Olivier, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 2, 2008.

Index

10.18*	Amendment to Change of Control Agreement dated May 2, 2008, by and between ARI Network Services, Inc. and Roy W. Olivier.
10.19*	Employment Agreement dated December 10, 2010 between Darin R. Janacek and the Company, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2010.
10.20*	Change of Control Agreement dated December 10, 2010 between Darin R. Janacek and the Company, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2010.
10.21*	ARI Network Services, Inc. 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 22, 2010.
10.22*	ARI Network Services, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated November 4, 2010, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on December 22, 2010.
10.23
Loan and Security Agreement dated as of July 27, 2011 by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 28, 2011.

10.24
Membership Interests Security Agreement dated as of July 27, 2011 by ARI Network Services, Inc. to and in favor of Fifth Third Bank, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on July 28, 2011.

21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*Indicates Management Contract or Compensatory Plan or Agreement.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of October 2011.

ARI NETWORK SERVICES, INC.

By: /s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By: /s/ Darin R. Janecek
Darin R. Janece
Vice President of Finance and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy W. Olivier and Darin R. Janecek, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian E. Dearing	October 31, 2011
Brian E. Dearing
Chairman of the Board

/s/ Roy W. Olivier	October 31, 2011
Roy W. Olivier
Director

/s/ Gordon J. Bridge	October 31, 2011
Gordon J. Bridge
Director

/s/ Ted C. Feierstein	October 31, 2011
Ted C. Feierstein
Director

/s/ William C. Mortimore	October 31, 2011
William C. Mortimore
Director

/s/ P. Lee Poseidon	October 31, 2011
P. Lee Poseidon
Director

Index

Report of Wipfli LLP,
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and Subsidiaries (the Company) as of July 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP
Milwaukee, Wisconsin
October 31, 2011

Index

Consolidated Financial Statements

ARI Network Services, Inc.
Years ended July 31, 2011 and 2010

Index

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	July 31 2011	July 31 2010
Current assets:
Cash and cash equivalents	$1,134	$938
Trade receivables, less allowance for doubtful accounts of $383 and $565 at July 31, 2011 and 2010, respectively	1,179	1,359
Work in process	169	133
Prepaid expenses and other	802	481
Deferred income taxes	2,693	2,600
Total current assets	5,977	5,511
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,304	1,883
Leasehold improvements	558	506
Furniture and equipment	2,000	1,970
	4,862	4,359
Less accumulated depreciation and amortization	2,988	2,433
Net equipment and leasehold improvements	1,874	1,926
Capitalized software product costs:
Amounts capitalized for software product costs	16,693	15,919
Less accumulated amortization	13,878	13,524
Net capitalized software product costs	2,815	2,395
Deferred income taxes	2,607	1,616
Other long term assets	346	63
Other intangible assets	2,041	2,827
Goodwill	5,439	5,439
Total assets	$21,099	$19,777

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	July 31 2011	July 31 2010
Current liabilities:
Current borrowings on line of credit	$245	$1,025
Current portion of long-term debt	917	-
Accounts payable	561	490
Deferred revenue	5,282	5,270
Accrued payroll and related liabilities	1,264	1,322
Accrued taxes	106	60
Other accrued liabilities	473	844
Current portion of capital lease obligations	127	192
Total current liabilities	8,975	9,203
Non-current liabilities:
Long-term debt	4,083	5,000
Long-term portion of accrued compensation	-	17
Capital lease obligations	210	338
Total non-current liabilities	4,293	5,355
Total liabilities	13,268	14,558

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2011 and 2010, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2011 and 2010, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,901,774 and 7,768,921 shares issued and outstanding at July 31, 2011 and 2010, respectively	8	8
Common stock warrants and options	1,092	983
Additional paid-in capital	95,834	95,748
Accumulated deficit	(89,064)	(91,507)
Other accumulated comprehensive loss	(39)	(13)
Total shareholders' equity	7,831	5,219
Total liabilities and shareholders' equity	$21,099	$19,777

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	2011	2010
Net revenue	$21,334	$21,484
Cost of revenue	4,407	4,353
Gross profit	16,927	17,131
Operating expenses:
Sales and marketing	4,272	4,786
Customer operations and support	3,439	3,469
Software development and technical support (net of capitalized software product costs)	1,543	1,415
General and administrative	4,252	4,879
Restructuring	-	437
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	1,688	1,640
Net operating expenses	15,194	16,626
Operating income	1,733	505
Other income (expense):
Interest expense	(790)	(649)
Gain on sale of a component of the business	433	-
Other, net	25	19
Total other income (expense)	(332)	(630)
Income (loss) from continuing operations before provision for income tax	1,401	(125)
Income tax benefit (expense)	1,017	1,294
Income from continuing operations	2,418	1,169
Discontinued operations, net of tax	25	(392)
Net income	$2,443	$777

Income from continuing operations per common share:
Basic	$0.31	$0.15
Diluted	$0.31	$0.15

Net income per common share:
Basic	$0.31	$0.10
Diluted	$0.31	$0.10

See accompanying notes

Index
ARI Network Services, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

						Other
	Common Stock					Accumulated	Total
	Shares Issued	Par	Warrants &	Paid-in	Accumulated	Comprehensive	Shareholders'
	and Outstanding	Value	Options	Capital	Deficit	Income (Loss)	Equity
Balance July 31, 2009	7,693,510	$8	$816	$95,681	$(92,284)	$(34)	$4,187

Stock-based compensation	-	-	167	-	-	-	167
Issuance of common stock under company 401(k) plan	58,332	-	-	52	-	-	52
Issuance of common stock under executive bonus plan	10,495	-	-	10	-	-	10
Issuance of common stock under stock purchase plan	6,584	-	-	5	-	-	5
Subtotal	75,411	-	167	67	-	-	234

Net Income	-	-	-	-	777	-	777
Foreign currency translation adjustments	-	-	-	-	-	21	21
Comprehensive income	-	-	-	-	777	21	798
Balance July 31, 2010	7,768,921	$8	$983	$95,748	$(91,507)	$(13)	$5,219

Stock-based compensation	-	-	109	-	-	-	109
Issuance of common stock under company 401(k) plan	86,739	-	-	60	-	-	60
Issuance of common stock under executive bonus plan	33,140	-	-	20	-	-	20
Issuance of common stock under stock purchase plan	12,174	-	-	5	-	-	5
Issuance of common stock from exercise of stock options	800			1			1
Subtotal	132,853	-	109	86	-	-	195

Net Income	-	-	-	-	2,443	-	2,443
Foreign currency translation adjustments	-	-	-	-	-	(26)	(26)
Comprehensive income	-	-	-	-	2,443	(26)	2,417
Balance July 31, 2011	7,901,774	$8	$1,092	$95,834	$(89,064)	$(39)	$7,831

Shareholders' Equity includes cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding for all periods presented.

Shareholders' Equity includes junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding for all periods presented.

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	2011	2010
Operating activities
Net income	$2,443	$777
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,127	1,054
Impairment of software products	-	189
Amortization of interest income related to present value of earnout	(19)	-
Depreciation and other amortization	1,688	1,640
Loss on disposal of equipment	-	10
Gain on disposal of a component of the business	(433)	-
Loss on disposal of discontinued operations	-	1
Provision for bad debt allowance	73	287
Deferred income taxes	(1,084)	(1,562)
Stock based compensation related to stock options	109	167
Stock issued as contribution to 401(k) plan	60	52
Net change in assets and liabilities:
Trade receivables	73	(301)
Work in process	(36)	10
Prepaid expenses and other	(131)	(160)
Other long term assets	(89)	(4)
Accounts payable	26	(288)
Deferred revenue	49	(253)
Accrued payroll and related liabilities	(59)	(87)
Accrued taxes	46	(22)
Other accrued liabilities	(372)	114
Net cash provided by operating activities	3,471	1,624
Investing activities
Purchase of equipment, software and leasehold improvements	(670)	(541)
Cash received from disposition of a component of the business	118	-
Cash surrendered in disposal of discontinued operations	-	(10)
Software developed for internal use	(194)	(99)
Software development costs capitalized	(1,547)	(1,241)
Net cash used in investing activities	(2,293)	(1,891)
Financing activities
Borrowings (repayments) under line of credit	(780)	525
Payments under long-term debt	(5,000)	(117)
Borrowings under long-term debt	5,000	-
Proceeds from capital lease obligations incurred	-	300
Payments of capital lease obligations	(203)	(163)
Proceeds from issuance of common stock	6	5
Net cash provided by (used in) financing activities	(977)	550
Effect of foreign currency exchange rate changes on cash	(5)	5
Net change in cash and cash equivalents	196	288
Cash and cash equivalents at beginning of period	938	650
Cash and cash equivalents at end of period	$1,134	$938
Cash paid for interest	$964	$474
Cash paid for income taxes	$10	$89

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$10	$170
Accrued earn-out receivable related to disposition of a component of the business	384	-
Net current liabilities related to disposition of a component of the business	50	-
Net current assets and liabilities surrendered in sale of discontinued operations	-	9
Issuance of common stock related to payment of executive compensation	20	10

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

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2011, for example, refer to the fiscal year ending July 31, 2011, and references to fiscal 2010 refer to the fiscal year ending July 31, 2010.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, valuation of intangible assets, accruals for anticipated losses on projects, accruals for anticipated future earn-out receipts related to the disposition of a component of the business, and the deferred tax valuation allowance to be significant estimates that are subject to change in the near term.

Index

Changes in Accounting Estimates

During fiscal 2011 and fiscal 2010, the Company had a change in its estimated valuation allowance related to deferred tax assets due to ongoing revisions and evaluations of the estimated future expected results of operations and tax planning strategies.  The difference between the amounts previously recorded as a valuation allowance and the amount currently recorded was charged to income tax expense, as more fully discussed in Note 11.  The amount of this change in accounting estimate was income of $1,967,000, or $0.25 per basic and diluted common share in fiscal 2011, and $1,402,000, or $0.18 per basic and diluted common share, in fiscal 2010.

Concentrations

The Company had no cash deposits in excess of the insurance coverage provided by the Federal Deposit Insurance Corporation (“FDIC”) as of July 31, 2011 that would be exposed to loss in the event of a nonperformance by the financial institution.  The Company’s policy is to maintain cash in European bank accounts only to the extent required to cover day-to-day operating activities.  Any excess European cash balances are transferred to our U.S. accounts on a periodic basis.

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2011 or fiscal 2010.

Revenue Recognition
Revenue from software licenses, annual or periodic maintenance fees and catalog subscription fees, which are included in multiple element arrangements, are all recognized ratably over the contractual term of the arrangement, as vendor specific objective evidence does not exist for these elements. ARI considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

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

In conjunction with our acquisition of Channel Blade Technologies (“Channel Blade”), we incurred a deferred revenue liability of approximately $1,310,000 related to setup fees charged for hosted websites.  The deferred revenue liability was amortized over the terms of the customer contracts, of which none is remaining as of July 31, 2011.  Approximately $49,000 and $801,000 of the Channel Blade deferred revenue was recognized during fiscal 2011 and fiscal 2010, respectively.

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all receivable balances that exceed 90 days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion of the balance that will not be collected.  The allowance for potential doubtful accounts is reflected as an offset to trade receivables in the accompanying balance sheets.

Sales Tax

Taxes collected from customers and remitted to governmental authorities are presented on a net basis, excluding such amounts from revenue.

Work in Process

Work in process consists of billable professional services performed by the Company, for which revenue was recognized pursuant to contract accounting primarily using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred, which have not been invoiced as of the end of the reporting period.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. The Company developed tools for internal use related to the publication of catalog data which is included in computer equipment and software for internal use of $194,000 and $99,000 during fiscal 2011 and 2010, respectively.  Depreciation and amortization are computed under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation and amortization have been provided over the estimated useful lives of the assets as follows:

Computer equipment	3 – 7 years
Leasehold improvements	2 – 7 years
Furniture and equipment	3 – 5 years

Leasehold improvements are amortized over the useful lives of the assets or the term of the related lease agreement, whichever is shorter. During fiscal 2011 and fiscal 2010, the Company disposed of equipment and leasehold improvements with a cost basis of $371,000 and $1,220,000, respectively and recorded a loss on disposal of $0 and $10,000, respectively.

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

Index

Capitalized Interest Costs

Capitalized interest costs were immaterial as a whole to the financial statements in fiscal 2011 and 2010.

Capitalized Finance Costs

The Company had capitalized finance costs of approximately $84,000 during fiscal 2011 for closing costs associated with the loan and security agreement between Fifth Third Bank and the Company, described in Notes 4 and 5. These amounts have been classified as other long-term assets on the Balance Sheet.

Insurance Premiums Receivable

The Company is the beneficiary of the total premiums it paid on a split-dollar life insurance policy at the death of the policy holder.  Insurance premiums receivable are recorded at present value based on the average life expectancy of the policy holder and are included in other long term assets.  Insurance premiums receivable consisted of $69,000 and $63,000 at July 31, 2011 and 2010, respectively, which is the present value of future life insurance premiums receivable of approximately $237,000 discounted at an average rate of 9% and averaged over 14 to 16 years.

Impairment of Long-Lived Assets

In accordance with GAAP, long-lived assets, including capitalized software product costs, property and equipment, and amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve judgment. We evaluated the ongoing value of our long-lived assets as of July 31, 2010 and incurred an impairment charge of $48,000 on capitalized software, with a cost basis of $208,000, which was disposed of, and an additional impairment charge of $141,000 on assets that are still in use.  These impairment charges are included in restructuring costs on the statement of income.  We did not have any events or changes in circumstances to warrant an impairment evaluation in fiscal 2011.

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

We had no financial instruments measured at fair value on a recurring basis during fiscal 2011 and 2010.

ARI measures non-financial instruments at fair value on a non-recurring basis as required by GAAP. Gains and losses on items which were measured at fair market value on a non-recurring basis were recognized in earnings.  During fiscal 2011, we had no non-financial instruments measured at fair value on a non-recurring basis.  In fiscal 2010, we incurred a loss of $189,000 related to impairment of certain software products measured at fair value, based on the Company’s projection of anticipated future gross revenues for the network or a software product, as follows (in thousands):

	2011	2010
Fair value measurements using:
Level 1 inputs: quoted prices in active markets for identical assets	$-	$-
Level 2 inputs: significant other observable inputs	-	-
Level 3 inputs: significant unobservable inputs	-	2,395
Total fair value	$-	$2,395
Total loss recognized	$-	$189

Index

Goodwill

GAAP requires that we assess goodwill for impairment annually, or more frequently if circumstances warrant a review.  Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  We tested for goodwill impairment at July 31, 2011 and 2010.

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

We determined that there is a single reporting unit for the purpose of goodwill impairment tests.  We estimate the fair value of the reporting unit using various valuation techniques, with the primary technique being a discounted cash flow analysis. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including most significantly the weighted average cost of capital (“WACC”) used to discount future cash flows, anticipated long-term growth rates, and future profit margins.  Management uses its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized.  We estimated future cash flows using two forecast scenarios and management used its best judgment to assign a weighting to each scenario.  Step 1 of the goodwill impairment test indicated that goodwill was not impaired in fiscal 2011 or fiscal 2010.  As a result, step 2 of the test was not performed.

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

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the statement of income, are expensed as incurred.  Total advertising costs were $77,000 and $132,000 in fiscal 2011 and fiscal 2010, respectively.

Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. We reported comprehensive income (loss), which includes net income and foreign currency translation adjustments, in the Consolidated Statements of Shareholders’ Equity for fiscal 2011 and fiscal 2010.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with GAAP.   We had no legal provisions in fiscal 2011 or fiscal 2010.

Index

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (the “FASB”) amended guidance related to revenue recognition for software with multiple elements that became effective for the Company beginning August 1, 2010.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB amended guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The impact of adopting this new standard has not had a material impact on the Company’s consolidated financial statements for fiscal 2011.

New Accounting Pronouncements

Management has reviewed recently issued accounting pronouncements and believes there are no new pronouncements that would have a material impact on our present or future financial statements.

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

The following table is a reconciliation of basic and diluted net income per common share for fiscal 2011 and fiscal 2010 (in thousands, except per share data):

	2011	2010

Income from continuing operations	$2,418	$1,169
Income (loss) from discontinued operations	25	(392)
Net income	$2,443	$777
Weighted-average common shares outstanding	7,855	7,751
Effect of dilutive stock options and warrants	56	15
Diluted weighted-average common shares outstanding	7,911	7,766

Earnings per share - basic:
Income from continuing operations	$0.31	$0.15
Income (loss) from discontinued operations	0.00	(0.05)
Net income	$0.31	$0.10

Earnings per share - diluted:
Income from continuing operations	$0.31	$0.15
Income (loss) from discontinued operations	0.00	(0.05)
Net income	$0.31	$0.10

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	923	1,504

Index

3.	Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software Product Costs	Accumulated Amortization	Net Value
Balance 7/31/09	$14,886	$(12,489)	$2,397
Capitalized costs	1,241	-	1,241
Disposals	(208)	208	-
Impairments	-	(189)	(189)
Amortization expense	-	(1,054)	(1,054)
Balance 7/31/10	15,919	(13,524)	2,395
Capitalized costs	1,547	-	1,547
Disposals	(773)	773	0
Amortization expense	-	(1,127)	(1,127)
Balance 7/31/11	$16,693	$(13,878)	$2,815

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs consist of the following at July 31, 2011 (in thousands):

2012	$1,240
2013	967
2014	411
2015	139
2016	58
$2,815

4.	Line of Credit

On July 9, 2004, we entered into a line of credit agreement with JPMorgan Chase, N.A. (the “Chase Line”) which, as amended, permitted us to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate was at least 85%) minus $75,000, up to $2,000,000.  The agreement bore interest at 1% per annum above the prime rate plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  The interest rate was subject to a floor equal to the sum of (i) 2.5%; plus (ii) the quotient of: (a) the one month LIBOR rate divided by (b) one minus the maximum aggregate reserve requirement imposed under Regulation D of the Board of Governors of the Federal Reserve System. The agreement included a non-usage fee of 0.25% per annum on any unused portion of the line of credit and was secured by substantially all of the Company’s assets.  The line of credit limited repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contained a financial covenant requiring us to maintain a minimum debt service coverage ratio of 1.2 to 1.0.  The Chase Line was terminated effective July 27, 2011.

On July 27, 2011, ARI entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (“Fifth Third”), filed as exhibit 10.1 on the Company’s Form 8-K on July 28, 2011.  Pursuant to the terms of the Agreement, Fifth Third extended to the Company credit facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 term loan facility (the “Term Loan”).  Each of the credit facilities bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0%, and matures on July 27, 2014.  In connection with this Agreement, the Chase Line was terminated.  There was $245,000 outstanding and $1,255,000 available on the Revolving Loan as of July 31, 2011.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities (other than employee and director options, employee benefit plans, and other compensation programs), and make distributions to its shareholders.  Financial covenants include a minimum fixed charge coverage ratio, as defined in the Agreement, of 1.2, and a senior leverage (maximum senior funded indebtedness to EBITDA) ratio, as defined in the Agreement, of 2.0.  The Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiaries.

Index

5.	Long-term Debt

On April 27, 2009, we issued a $5,000,000 secured promissory note in connection with the acquisition of Channel Blade.  The annual interest rate on the note was 10% for the first year and 14% thereafter.  Accrued interest only was due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments of principal and interest were due, commencing August 1, 2011.  On July 27, 2011 we entered into a Loan and Security Agreement (described in Note 4) with Fifth Third Bank, the proceeds of which were used to pay off the Channel Blade note in full on July 27, 2011.

Long-term debt consisted of the following at July 31, 2011 and 2010 (in thousands):

	2011	2010

Channel Blade Technologies	$-	$5,000
Fifth Third Bank	5,000	-
Total long-term debt	5,000	5,000
Less current maturities	(917)	-
Long-term debt, non-current	$4,083	$5,000

Principal and interest on the new Term Loan will be repaid in fixed monthly principal installments of $83,333 plus accrued but unpaid interest on the unpaid principal balance commencing on September 1, 2011 through July 1, 2014, with a final balloon payment due July 27, 2014.  Mandatory prepayments of the Credit Facilities will be required in the amount of 50% of the Company’s excess cash flow for the six-month periods ending January 31, 2012 and July 31, 2012 and for each fiscal year thereafter.  Excess cash flow is defined as the remainder of net income plus interest, taxes, depreciation and amortization expense for such period, minus cash taxes paid, capital expenditures incurred, capitalized software costs and scheduled payments of principal and interest charges.

Minimum principal payments due on the Term Loan are as follows for the fiscal years ending (in thousands):

2012	$917
2013	1,000
2014	3,083
$5,000

6.	Acquisitions and Divestitures

On July 27, 2010 we sold AFIS, an outsourced F&I business located in Schenectady, NY, to F&I Smart LLC in a membership interest sale agreement (the “Subject Interests”).  The sales price of the Subject Interests is a contingent amount based on dealer revenue beginning July 28, 2010 and ending on August 28, 2013.  We have not accrued for any future contingent proceeds as we are not able to estimate the amounts and have not received any payments as of July 31, 2011.  We recognized a $1,000 loss on the sale of AFIS in the fourth quarter of fiscal 2010.  Refer to Note 14 for further discussion of our discontinued operation.

On April 27, 2009, we acquired substantially all of the assets of Channel Blade, the leading provider of websites, lead management and marketing automation solutions in the marine and RV markets in an asset purchase agreement valued at approximately $6,700,000, paid in cash, common stock, assumed net liabilities and a $5,000,000 note payable.  The purchase price of this acquisition was allocated to various assets and liabilities including $918,000 of software products costs amortized over 4.1 years, $2,712,000 of intangible assets, which are amortized over 5, 8 and 2 years and $3,243,000 of goodwill related to Channel Blade’s knowledge of and penetration into the marine and RV vertical markets. The Channel Blade operation has been fully integrated into our operations.

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

Index

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

The earn-out was recorded at fair value, which was estimated at $580,000 less an imputed discount of $97,000, based on the present value of the estimated earn-out payments, discounted at 14%, which was the prevailing rate of interest charged on the Company’s debt at the time of disposition.  Imputed interest is amortized to interest income over the life of the earn-out. We recorded a gain on the disposition of the AgChem EDI Business of $433,000 or $0.05 per share before tax.  The current portion of the earn-out is included in prepaid and other assets and the remaining balance of the estimated earn-out receivable, included in Other Long Term Assets, consisted of the following at July 31, 2011 (in thousands):

2011
Earnout Receivable	$384
Less current maturities	(190)
Long Term Earnout Receivable	$194

Changes in the earn-out receivable during the fiscal year ended July 31, 2011 were as follows (in thousands):

Balance at March 1, 2011	$483
Payments	(118)
Imputed interest recognized	19
Balance at July 31, 2011	$384

The estimated receipts related to the earn-out receivable for the years subsequent to July 31, 2011 are as follows (in thousands):

Year Ending July 31,
2012	$190
2013	138
2014	85
2015	49
Total Estimated Payments	462
Less imputed interest	(78)
Present value of Earnout	$384

7.	Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements.  Amortizable intangible assets are composed of the following at July 31, 2011 and 2010 (in thousands):

	Customer Relationships	Trade Names	Non-Compete Agreements	Total
Net value 7/31/09	$3,235	$239	$163	$3,637
Amortization	(667)	(50)	(93)	(810)
Net value 7/31/10	2,568	189	70	2,827
Amortization	(666)	(50)	(70)	(786)
Net value 7/31/11	$1,902	$139	$-	$2,041

Weighted average remaining useful life	5.05	2.75	-	4.89

Index

The estimated amortization expense related to intangible assets for the years subsequent to July 31, 2011 is as follows (in thousands):

2012	$602
2013	335
2014	322
2015	284
2016	284
2017	214
$2,041

8.	Capital and Operating Leases

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2021. The Company is generally liable for its share of increases in the landlord’s direct operating expenses and real estate taxes related to these leases. Total rental expense for the operating leases was $602,000 in fiscal 2011 and $738,000 in fiscal 2010, respectively.  An additional $99,000 and $114,000 was paid in fiscal 2011 and 2010, respectively, which was included in accrued restructuring related to closed offices.

Where applicable, rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differs from the pattern of payments required by the leases. Other accrued liabilities included $310,000 and $233,000 of deferred rent at July 31, 2011 and 2010, respectively.  As more fully discussed in Note 13, we recorded a restructuring liability for estimated net future lease costs associated with closed offices.  The remaining balance of this restructuring liability was $0 and $80,000 as of July 31, 2011 and 2010.

ARI leases approximately 16,300 square feet of office space located at 10850 West Park Place, Milwaukee, Wisconsin 53224, which commenced on July 17, 2009 and expires on July 17, 2021.  Over the twelve year lease agreement, annual base rent of $149,000 increases approximately 2.9% per year.  Rent abatement was negotiated for the first fifteen months totaling approximately $187,000.  Annual projected operating costs and taxes, which are subject to change, are currently $8.65 per square foot.

We have certain equipment and leasehold improvements with capital lease obligations of (in thousands):

Fiscal Year Ending July 31:	2011	2010
Equipment and leasehold improvements	$812	$803
Less: accumulated depreciation (1)	494	271
Total cost of equipment and leasehold improvements with outstanding capital lease obligations	$318	$532

(1)	amortization of leased equipment and leasehold improvements is included in depreciation and other amortization

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

Fiscal Year Ending July 31:	Capital Leases	Operating Leases
2012	$158	$578
2013	164	612
2014	60	460
2015	-	352
2016	-	318
Thereafter	-	1,673
Total minimum lease payments	382	3,993
Less amounts related to interest	45	-
Net minimum lease payments	$337	$3,993

Index

9.	Shareholder Rights Plan

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

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, and 177,439 of the shares have been issued as of July 31, 2011. All employees with nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Stock Option Plans

Total stock compensation expense in fiscal 2011 and fiscal 2010 was approximately $109,000 and $167,000, respectively.  As of July 31, 2011 and 2010, there was approximately $87,000 and $134,000, respectively, of total unrecognized compensation cost related to non-vested options granted under the plans.

The weighted average assumptions in the following table were used to estimate the fair value of options granted:

	2011	2010
Expected life (years)	10 years	10 years
Risk-free interest rate	2.9%	3.6%
Expected volatility	104.3%	93.5%
Expected forfeiture rate	18.6%	16.0%
Expected dividend yield	0.0%	0.0%

Index

1991 Stock Option Plan

Our 1991 Stock Option Plan (“1991 Plan”) was terminated on August 14, 2001, except as to outstanding options. All options outstanding under the 1991 Plan expired as of September 7, 2010.

Changes in option shares under the 1991 Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	35,500	$2.43	1.09	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	9.06	n/a	n/a
Outstanding and exercisable at 7/31/10	35,000	$2.33	0.10	$-

Outstanding and exercisable at 7/31/10	35,000	$2.33	0.10	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(35,000)	2.33	n/a	n/a
Outstanding and exercisable at 7/31/11	-	$-	-	$-

The range of exercise prices for options outstanding under the 1991 Plan at July 31, 2010 was $2.06 to $2.44.

1993 Director Stock Option Plan

The Company’s 1993 Director Stock Option Plan (“1993 Plan”) was terminated on August 14, 2001, except as to outstanding options.  All options outstanding under the 1993 Plan expired as of September 11, 2010.

Changes in option shares under the Director Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding and exercisable at 7/31/09	1,313	$2.65	0.97	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(563)	3.46	n/a	n/a
Outstanding and exercisable at 7/31/10	750	$2.05	0.08	$-

Outstanding and exercisable at 7/31/10	750	$2.05	0.08	$-
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(750)	2.05	n/a	n/a
Outstanding and exercisable at 7/31/11	-	$-	-	$-

The range of exercise prices for options outstanding under the 1993 Plan at July 31, 2010 was $2.00 to $2.13.

Index

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

Changes in option shares under the 2000 Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/09	1,213,402	$1.51	7.08	$21,337
Granted	210,250	0.82	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(153,671)	1.35	n/a	n/a
Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Exercisable at 7/31/10	987,453	$1.51	5.82	$13,117

Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Granted	146,100	0.64	n/a	n/a
Exercised	(800)	0.33	n/a	n/a
Forfeited	(178,948)	1.15	n/a	n/a
Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Exercisable at 7/31/11	1,055,241	$1.47	5.63	$22,125

The weighted average fair market price of options granted for the twelve months ended July 31, 2010 and 2011 was $0.82 and $0.64, respectively. The range of exercise prices for options outstanding under the 2000 Plan was $0.15 to $2.74 at July 31, 2011 and 2010, respectively.

Changes in non-vested option shares under the 2000 Plan are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/09	341,776	$1.40
Granted	210,250	0.82
Vested	(196,812)	1.27
Forfeited	(72,686)	1.23
Non-vested at 7/31/10	282,528	$1.09

Non-vested at 7/31/10	282,528	$1.09
Granted	146,100	0.64
Vested	(178,975)	1.13
Forfeited	(68,561)	0.93
Non-vested at 7/31/11	181,092	$0.75

The weighted average remaining vesting period was 1.73 and 2.19 years at July 31, 2011 and 2010, respectively.

Index

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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during fiscal 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	-	$-	-	$-
Granted	54,250	0.67	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Exercisable at 7/31/11	21,313	$0.66	9.61	$2,221

The weighted average fair market price of options granted for the twelve months ended July 31, 2011 was $0.67.  The range of exercise prices for options outstanding under the 2010 Plan at July 31, 2011 was $0.575 to $0.922.

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	-	$-
Granted	54,250	0.67
Vested	(21,313)	0.66
Forfeited	-	-
Non-vested at 7/31/11	32,937	$0.67

The weighted average remaining vesting period was 1.53 years at July 31, 2011.

Stock Warrants

On April 24, 2003, in exchange for previously outstanding securities, we issued to a group of investors warrants for 250,000 common shares, exercisable at $1.00 per share that expired on December 21, 2010.

Index

11.	Income Taxes

The provision for income taxes is composed of the following (in thousands):

	2011	2010
Current:
Federal	$(25)	$-
State	(39)	(6)
Change in the beginning deferred tax asset valuation allowance	1,967	1,402
Deferred, net	(886)	(102)
Income tax (benefit) expense from continuing operations	$1,017	$1,294
Income tax benefit from discontinued operations	$(15)	$262

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

In fiscal 2010 we had a change in our estimated valuation allowance.  This change resulted from an extension of the number of years used in the forecast to determine net operating loss utilization.  Prior to fiscal 2010, in determining the amount of net operating loss carryforwards that would be utilized, we projected our taxable income for twelve quarters, with the assumption that any forecast beyond three years was not meaningful.  In fiscal 2010, we determined that we were in a position to forecast taxable income for the remaining life of our current net operating loss carryforwards, which resulted in a gain of approximately $1,402,000, or $0.18 per basic and diluted common share, for the following reasons:

•
We had experienced six consecutive profitable years of operations, while at the same time integrating four acquisitions.  Although we incurred a taxable loss in fiscal 2010, those losses were primarily due to the results of our discontinued operation as well as one-time restructuring costs that were not expected to continue.

•	We continued to grow both organically and through acquisitions and were at a stage where our operating structure and costs were more sustainable.

•
We established a strategic plan to focus on our core offerings: electronic catalogs, websites and lead management services.  This plan encompassed the discontinuation of several products and the sale of a non-strategic and underperforming subsidiary, thereby reducing our cost structure.  This strategic plan has provided more stability going forward.

We performed an assessment of the likelihood that the remaining net operating loss carryforwards ("NOLs") included in our net deferred tax assets will be realized from future taxable income as of July 31, 2011, which resulted in a change in estimate of $1,967,000, or $0.25 per basic and diluted common share, for the following reasons:

•
As a result of our strategic plan to focus on our core offerings and improve operating efficiencies throughout the organization, we experienced an improvement in our forecasted US net income before taxes.

•
In fiscal 2011, we elected to do a change in accounting method related to the tax treatment of capitalized software product costs, which defers the expense over future periods, allowing us to have a higher US taxable income in earlier periods in order to utilize the NOLs that are due to expire over the next few years.

Index

•
In fiscal 2011, we elected to recognize the gain on the disposition of a portion of the business for tax purposes, versus amortizing the gain over future periods, allowing us to have a higher US taxable income in earlier periods in order to utilize the NOLs that are due to expire over the next few years.

Significant components of our deferred tax liabilities and assets as of July 31 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$5,278	$6,808
Alternative minimum tax credit carryforwards	104	85
Deferred revenue	1,729	1,918
Software product costs	46	214
Intangible assets	345	233
R&D credit carryforward	-	-
Other	885	1,074
Total deferred tax assets	8,387	10,332
Valuation allowance for deferred tax assets	(2,720)	(5,657)
Net deferred tax assets	5,667	4,675
Deferred tax liabilities:
Software product costs and other	(117)	(297)
Goodwill	(250)	(162)
Net deferred taxes	$5,300	$4,216

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 3% to U.S. based income before income taxes is as follows (in thousands):

	2011	2010
Computed income taxes at 37%	$(570)	$(14)
Permanent items	(78)	(91)
Change in estimated valuation allowance	1,967	1,402
Effective rate adjustment	(344)	-
Other	41	(3)
Income tax expense (benefit) from continuing operations	$1,017	$1,294
Income tax benefit from discontinued operations	$(15)	$262

Index

During fiscal 2011 and fiscal 2010, $2,266,000 and $4,231,000, respectively, of federal net operating loss carryforwards expired.  These expired net operating loss carryforwards have been included in the calculation of the change in valuation allowance.  As of July 31, 2011, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $14,246,000 and $8,326,000, respectively, which expire as follows:

Year ended July 31,	Federal	State
2012	$3,664	$2,665
2013	2,746	1,841
2014	-	482
2015	-	3,258
2019	843	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$14,246	$8,326

Of these unused federal net operating loss carryforwards, $2,038,000 expire between 2012 and 2014 and are limited to $116,000 annually that can be utilized to offset taxable income. Use of these net operating loss carryforwards is restricted under Section 382 of the Code because of changes in ownership in 1997.

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of July 31, 2011 and 2010.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.   Fiscal years subsequent to 2007 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

12.	Employee Benefit Plan

ARI has a qualified retirement savings plan (the “401(k) Plan”) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of $16,500 ($22,000 over age 50) in both calendar years 2011 and 2010 (subject to adjustment in future years) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During fiscal 2011 and fiscal 2010, we issued 86,739 and 58,332 shares of common stock, respectively, as a discretionary contribution to the 401(k) Plan. The amounts charged to expense for the 401(k) contributions, net of forfeitures, were $60,000 and $52,000 for the fiscal years 2011 and 2010, respectively.

13.	Restructuring

In July 2008 ARI announced a restructuring that consolidated our data conversion operations in Virginia into our Wisconsin location and consolidated our software development operations in Colorado into our California location.  Adjustments were made to the restructuring reserve during fiscal 2011 and fiscal 2010 to reflect changes to our assumptions regarding our ability to sublet the vacant office space in Colorado and the present value of the net future lease costs through March 2011.   The following represents changes to the restructuring reserve, which is included in other accrued liabilities on the balance sheet (in thousands):

	2011	2010
Beginning Balance	$80	$93
Payments	(99)	(114)
Adjustments to restructuring charges	19	101
Ending Balance	$-	$80

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

The accrued severance and related restructuring reserve from continuing operations, which was included in accrued payroll and related liabilities on the balance sheet, was $147,000 as of July 31, 2010 and was fully paid during fiscal 2011.

The following represents the restructuring charges incurred in fiscal 2010 with respect to the AFIS divestiture, which were included in discontinued operations (in thousands):

Severance and related benefits	$27
Other accrued liabilities	83
Total restructuring costs	$110

Changes to the accrued restructuring from discontinued operations, which was included in other accrued liabilities on the balance sheet, consisted of vendor payments and adjustments related to the settlement of estimated vendor and payroll related liabilities as follows (in thousands):

2011
Beginning Balance	$110
Payments	(51)
Adjustments to restructuring charges	(59)
Ending Balance	$-

14.	Discontinued Operations

On July 27, 2010, we divested AFIS, which offered dealer F&I services.  The divestiture resulted in a loss from discontinued operations of $1,000.  During fiscal 2011, we recorded a gain of $24,000 net of income tax related to the settlement of an accrued liability for vendor services.  The results of operations of AFIS have been reflected as a discontinued operation in our consolidated financial statements for all periods presented.  The results of operations of AFIS were previously reported within the United States business segment.

	2011	2010

Revenues	$-	$136
Cost of sales	-	13
Operating expenses	-	776
Operating loss	-	(653)
Gain (loss) on sale	40	(1)
Income tax benefit (provision) (1)	(15)	262
Net gain (loss)	$25	$(392)

(1)	Net of recorded deferred income tax asset valuation allowance

Index

15.	Business Segments

Our business segments are internally organized by geographic location of the operating facilities.  In accordance with GAAP regarding disclosures about business segments, we have segregated the Netherlands operation and the United States operations into separate reportable segments.  Segment revenue for the Netherlands operation includes only revenue generated out of the Netherlands subsidiary and does not include revenue sold to foreign countries by the United States operation.  We evaluate the performance of and allocate resources to each of the segments based on their operating results.

Information concerning our operating business segments for fiscal 2011 and fiscal 2010 is as follows (in thousands):

Revenue from continuing operations:	2011	2010
Netherlands	$799	$689
United States	20,535	20,795
Consolidated	$21,334	$21,484

Net income (loss) from continuing operations:	2011	2010
Netherlands	$(114)	$(159)
United States	2,532	1,328
Consolidated	$2,418	$1,169

	July 31	July 31
Total Assets	2011	2010
Netherlands	$342	$328
United States	20,757	19,449
Consolidated	$21,099	$19,777

16.	Related Party

Briggs & Stratton Corporation (“Briggs”) is one of our customers and owns approximately 10% of ARI stock.  Briggs has entered into customer contracts with us and has provided vendor services to us in the ordinary course of business.  Generally, the customer contracts are for one to three years and renew annually thereafter unless either party elects otherwise.  We invoiced Briggs approximately $370,000 and $371,000 for products and services provided during fiscal 2011 and fiscal 2010, respectively.  Briggs had unpaid net trade receivables of $18,000, or 1%, and $15,000, or 1%, of total trade receivables outstanding as of July 31, 2011 and 2010, respectively, $0 of which was over 90 days at July 31, 2011 or 2010.

The vendor services provided by Briggs are for printing of materials which are generally resold to customers and included in cost of sales.  Briggs invoiced us approximately $33,000 and $55,000 for printing services during fiscal 2011 and fiscal 2010, respectively, $0 and $2,000 of which were unpaid as of July 31, 2011 and 2010.

Gordon J. Bridge serves on our board of directors.  He was assigned by the board to be the lead Director of AFIS, for which he was paid $57,050 in fiscal 2010.  There were no unpaid expenses at July 31, 2011 or 2010.

17.	Litigation

None.

18.	Subsequent Events

We evaluated whether any events or transactions occurred after the balance sheet date that would require recognition or disclosure in our financial statements in accordance with GAAP, and determined that there were no events that occurred after July 31, 2011, but prior to October 31, 2011 that would affect the financial statements for the period ending July 31, 2011.