Form 10-Q
period 2011-10-31
ARI NETWORK SERVICES INC /WI
filed 2011-12-14
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ____________________

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
YES ☐ NO ☑

As of December 6, 2011, there were 8,002,283 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q
FOR THE THREE MONTHS ENDED OCTOBER 31, 2011

Index

Item 1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited) October 31 2011	(Audited) July 31 2011
Current assets:
Cash and cash equivalents	$998	$1,134
Trade receivables, less allowance for doubtful accounts of $378 and $383 at October 31, 2011 and July 31, 2011, respectively	871	1,179
Work in process	145	169
Prepaid expenses and other	673	802
Deferred income taxes	2,542	2,693
Total current assets	5,229	5,977
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,327	2,304
Leasehold improvements	584	558
Furniture and equipment	2,136	2,000
	5,047	4,862
Less accumulated depreciation and amortization	3,207	2,988
Net equipment and leasehold improvements	1,840	1,874
Capitalized software product costs:
Amounts capitalized for software product costs	17,127	16,693
Less accumulated amortization	14,213	13,878
Net capitalized software product costs	2,914	2,815
Deferred income taxes	2,568	2,607
Other long term assets	359	346
Other intangible assets	1,861	2,041
Goodwill	5,439	5,439
Total assets	$20,210	$21,099

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited) October 31 2011	(Audited) July 31 2011
Current liabilities:
Current borrowings on line of credit	$-	$245
Current portion of long-term debt	1,000	917
Accounts payable	526	561
Deferred revenue	5,007	5,282
Accrued payroll and related liabilities	764	1,264
Accrued taxes	60	106
Other accrued liabilities	519	473
Current portion of capital lease obligations	124	127
Total current liabilities	8,000	8,975
Non-current liabilities:
Long-term debt	3,833	4,083
Capital lease obligations	180	210
Total non-current liabilities	4,013	4,293
Total liabilities	12,013	13,268

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 7,998,533 and 7,901,774 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	8	8
Common stock warrants and options	1,108	1,092
Additional paid-in capital	95,905	95,834
Accumulated deficit	(88,792)	(89,064)
Other accumulated comprehensive loss	(32)	(39)
Total shareholders' equity	8,197	7,831
Total liabilities and shareholders' equity	$20,210	$21,099

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited) Three months ended October 31
	2011	2010
Net revenue	$5,410	$5,324
Cost of revenue	1,136	1,167
Gross profit	4,274	4,157
Operating expenses:
Sales and marketing	1,033	1,142
Customer operations and support	846	789
Software development and technical support (net of capitalized software product costs)	388	322
General and administrative	1,108	1,052
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	403	407
Net operating expenses	3,778	3,712
Operating income	496	445
Other income (expense):
Interest expense	(62)	(201)
Other, net	6	-
Total other income (expense)	(56)	(201)
Income before provision for income tax	440	244
Income tax expense	(168)	(145)
Net income	$272	$99

Net income per common share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

See accompanying notes

Index

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited) Three months ended October 31
	2011	2010
Operating activities
Net income	$272	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	335	251
Amortization of discount related to present value of earnout	(11)	-
Depreciation and other amortization	404	407
Provision for bad debt allowance	15	21
Deferred income taxes	150	143
Stock based compensation related to stock options	16	25
Stock issued as contribution to 401(k) plan	55	-
Net change in assets and liabilities:
Trade receivables	289	180
Work in process	24	(79)
Prepaid expenses and other	59	109
Other long term assets	(13)	(2)
Accounts payable	(35)	(173)
Deferred revenue	(275)	(197)
Accrued payroll and related liabilities	(490)	(285)
Accrued taxes	(6)	2
Other accrued liabilities	46	25
Net cash provided by operating activities	835	526
Investing activities
Purchase of equipment, software and leasehold improvements	(128)	(81)
Cash received from disposition of a component of the business	81	-
Software developed for internal use	(57)	(63)
Software development costs capitalized	(434)	(405)
Net cash used in investing activities	(538)	(549)
Financing activities
Borrowings (repayments) under line of credit	(245)	-
Payments under long-term debt	(167)	-
Payments of capital lease obligations	(33)	(54)
Proceeds from issuance of common stock	7	-
Net cash used in financing activities	(438)	(54)
Effect of foreign currency exchange rate changes on cash	5	-
Net change in cash and cash equivalents	(136)	(77)
Cash and cash equivalents at beginning of period	1,134	938
Cash and cash equivalents at end of period	$998	$861
Cash paid for interest	$69	$201
Cash paid for income taxes	$8	$-

Noncash investing and financing activities
Issuance of common stock related to payment of executive compensation	$9	$9

See accompanying notes

Index

Notes to Unaudited Consolidated Financial Statements

1.	Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI”) is a leader in creating, marketing, and supporting solutions that enhance revenue and reduce costs for our customers. Our innovative, technology-enabled solutions connect the community of consumers, dealers, distributors, and manufacturers to help our customers efficiently service and sell more whole goods, parts, garments, and accessories (“PG&A”) worldwide in selected vertical markets that include power sports, outdoor power equipment, marine, and appliances.  We estimate that approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.

Our suite of software products and software as a service (“SaaS”) solutions are designed to facilitate our customers’ operations, increasing sales through additional foot and website traffic, more effective lead management, and greater conversion rates on those leads.  To achieve this, our solutions allow our customers to: (i) efficiently market to their customers and prospects in order to drive increased traffic to their location and website; (ii) manage and nurture customers and prospects; (iii) increase revenues by selling PG&A online; (iv) increase revenues by generating leads for whole goods; and (v) increase revenues and reduce costs of our dealer customers by enhancing the productivity of our customers’ support operations, specifically with respect to the sale of manufacturers’ parts.

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

Significant Accounting Policies

Our accounting policies were fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2011, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2011.  There were no changes to our accounting policies during the three months ended October 31, 2011.

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

Index

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

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the statement of income, are expensed as incurred.  Total advertising costs were $25,000 and $28,000 for the three months ended October 31, 2011 and 2010, respectively.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with GAAP.   We had no legal provisions for the three months ended October 31, 2011 and 2010, respectively.

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

Index

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	(Unaudited) Three months ended October 31
	2011	2010

Net income	$272	$99
Weighted-average common shares outstanding	7,927	7,776
Effect of dilutive stock options	50	7
Diluted weighted-average common shares outstanding	7,977	7,783

Weighted-average earnings per share	$0.03	$0.01
Effect of dilutive stock options	0.00	0.00
Diluted weighted-average earnings per share	$0.03	$0.01

Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	971	1,518

3.	Stock-based Compensation Plans

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, and 177,439 of the shares have been issued as of October 31, 2011 and July 31, 2011. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Stock Option Plans

Our 1991 Stock Option Plan (“1991 Plan”) was terminated on August 14, 2001, except as to outstanding options. All 35,000 options outstanding under the 1991 Plan, with a weighted average exercise price of $2.33, expired as of September 7, 2010.

The Company’s 1993 Director Stock Option Plan (“1993 Plan”) was terminated on August 14, 2001, except as to outstanding options.  All 750 options outstanding under the 1993 Plan, with a weighted average exercise price of $2.05, expired as of September 11, 2010.

Total stock compensation expense recognized by the Company was approximately $16,000 during the three month period ended October 31, 2011 and approximately $25,000 for the same period last year.  There was approximately $117,000 and $148,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of October 31, 2011 and 2010, respectively.  There were no capitalized stock-based compensation costs at October 31, 2011 or July 31, 2011.

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

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three months ended October 31, 2011 and 2010, respectively:

	Three months ended October 31
	2011	2010
Expected life (years)	10 years	10 years
Risk-free interest rate	2.5%	2.7%
Expected volatility	120.2%	100.7%
Expected forfeiture rate	25.9%	16.6%
Expected dividend yield	0.0%	0.0%
Weighted-average estimated fair value of options granted during the year	$0.79	$0.59

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (“2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The Company’s 2000 Stock Option Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three months ended October 31, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Granted	67,100	0.66	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(7,813)	1.33	n/a	n/a
Outstanding at 10/31/10	1,329,268	$1.38	6.40	$11,363
Exercisable at 10/31/10	982,327	$1.51	5.56	$11,053

Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Granted	-	n/a	n/a	n/a
Exercised	(13,200)	0.62	n/a	n/a
Forfeited	(49,539)	1.25	n/a	n/a
Outstanding at 10/31/11	1,173,594	$1.37	5.82	$90,116
Exercisable at 10/31/11	994,127	$1.49	5.32	$49,774

The range of exercise prices for options outstanding under the 2000 Plan was $0.15 to $2.74 at October 31, 2011 and 2010, respectively.

Index

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2010 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	282,528	$1.09
Granted	67,100	0.66
Vested	-	-
Forfeited	(2,687)	1.26
Non-vested at 10/31/10	346,941	$1.01

Non-vested at 7/31/11	181,092	$0.75
Granted	-	n/a
Vested	-	n/a
Forfeited	(1,625)	0.78
Non-vested at 10/31/11	179,467	$0.75

The weighted average remaining vesting period was 1.49 and 1.48 years at October 31, 2011 and 2010, respectively.

2010 Equity Incentive Plan

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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three months ended October 31, 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Granted	64,000	0.83	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(375)	0.63	n/a	n/a
Outstanding at 10/31/11	117,875	$0.75	9.67	$23,096
Exercisable at 10/31/11	21,313	$0.66	9.36	$6,225

The range of exercise prices for options outstanding under the 2010 Plan at October 31, 2011 was $0.575 to $0.922.

Index

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	32,937	$0.67
Granted	64,000	0.83
Vested	-	-
Forfeited	(375)	0.63
Non-vested at 10/31/11	96,562	$0.78

The weighted average remaining vesting period was 1.92 years at October 31, 2011.

4.	Line of Credit

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

On July 27, 2011, ARI entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (“Fifth Third”).  Pursuant to the terms of the Agreement, Fifth Third extended to the Company credit facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 term loan facility (the “Term Loan”), which matures on July 27, 2014.  Each of the credit facilities bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0% (effective rate of 4.25% as of October 31, 2011).  There was $0 outstanding and $1,500,000 available on the Revolving Loan as of October 31, 2011.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities (other than employee and director options, employee benefit plans, and other compensation programs), and make distributions to its shareholders.  Financial covenants include a minimum fixed charge coverage ratio, as defined in the Agreement, of 1.2, and a senior leverage (maximum senior funded indebtedness to EBITDA) ratio, as defined in the Agreement, of 2.0.  The Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiaries.  The Company was in compliance with all debt covenants as of October 31, 2011.

5.	Long-term Debt

On April 27, 2009, we issued a $5,000,000 secured promissory note in connection with the acquisition of Channel Blade.  The annual interest rate on the note was 10% for the first year and 14% thereafter.  Accrued interest only was due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments of principal and interest were due, commencing August 1, 2011.  On July 27, 2011 we entered into the Agreement described above with Fifth Third Bank, the proceeds of which were used to pay off the Channel Blade note in full on July 27, 2011.

Index

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of October 31, 2011 and audited balance sheet as of July 31, 2011 (in thousands):

	October 31 2011	July 31 2011

Long-term debt	$4,833	$5,000
Less current maturities	(1,000)	(917)
Long-term debt, non-current	$3,833	$4,083

Principal and interest on the Term Loan will be repaid in fixed monthly principal installments of $83,333 plus accrued but unpaid interest on the unpaid principal balance commencing on September 1, 2011 through July 1, 2014, with a final balloon payment due July 27, 2014.  Mandatory prepayments of the Credit Facilities will be required in the amount of 50% of the Company’s excess cash flow for the six-month periods ending January 31, 2012 and July 31, 2012 and for each fiscal year thereafter.  Excess cash flow is defined as the remainder of net income plus interest, taxes, depreciation and amortization expense for such period, minus cash taxes paid, capital expenditures incurred, capitalized software costs and scheduled payments of principal and interest charges.

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

7.	Income Taxes

The unaudited provision for income taxes for the three months ended October 31, 2011 and 2010 is composed of the following (in thousands):
	Three months ended October 31
	2011	2010
Current:
Federal	$-	$-
State	18	-
Deferred, net	150	145

Income tax expense	$168	$145

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  We have unused net operating loss carry forwards for federal income tax purposes, and as a result, we generally only incur alternative minimum taxes.

Index

As of October 31, 2011, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $14,246,000 and $8,326,000, respectively, which expire as follows:

Year ended July 31,*	Federal	State
2012†	$3,664	$2,665
2013	2,746	1,841
2014	-	482
2015	-	3,258
2019	843	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$14,246	$8,326

*	Years not shown have no amounts that expire.
†	Was not reduced for current year estimated usage as it has not transpired.

An assessment is performed semi-annually of the likelihood that our net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income. We will continue to evaluate the realizability of our deferred tax assets on a semi-annual basis.  There were no assessments made to evaluate the realizability of our deferred tax assets during the quarters ended October 31, 2011 and 2010.

8.	Business Segments

Our business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with GAAP regarding disclosures about business segments, we have segregated the Netherlands operation and the United States operations into separate reportable segments.  Segment revenue for the Netherlands operation includes only revenue generated out of the Netherlands subsidiary and does not include rest of world revenue attributable to the United States operation.  We evaluate the performance of and allocate resources to each of the segments based on their operating results.  Unaudited information concerning our operating business segments is as follows for the periods indicated (in thousands):

	Three months ended October 31, 2011
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,205	$205	$-		$5,410
Revenue - intercompany	72	10	(82)	1	-
Cost of revenue	1,121	97	(82)	1	1,136
Overhead	3,653	125	-		3,778
Interest expense	62	40	(40)	2	62
Other, net	(46)	-	40	2	(6)
Income (loss) before provision for income tax	$487	$(47)	$-		$440

	As of October 31, 2011
	United States	Netherlands	Eliminations		Consolidated

Total assets	$21,421	$266	$(1,477)	3	$20,210

1	Netherlands segment charges the United States segment for customer support services and the United States segment charges the Netherland segment for software royalties.
2	The United States segment charges the Netherlands segment for interest on the intercompany loan at a rate of 8%.
3	Includes $1,395,000 for the United States intercompany note receivable and $82,000 for intercompany trade accounts recevable.

Index

	Three months ended October 31, 2010
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,138	$186	$-		$5,324
Revenue - intercompany	-	-	-		-
Cost of revenue	1,144	23	-		1,167
Overhead	3,501	211	-	1	3,712
Interest expense	201	-	-		201
Other, net	-	-	-		-
Income (loss) before provision for income tax	$292	$(48)	$-		$244

	As of July 31, 2011
	United States	Netherlands	Eliminations		Consolidated

Total assets	$22,267	$342	$(1,510)	2	$21,099

1	The United States segment charges the Netherland segment for software royalties at 35% of revenue, which off-set in the overhead elimination and are included in the United States receivables.
2	Includes $1,445,000 for the United States intercompany note receivable and $65,000 for intercompany trade accounts receivable.

9.	Restructuring

July 2008 Restructuring

In July 2008, ARI announced a restructuring that consolidated our data conversion operations in Williamsburg, Virginia into our Wisconsin location and consolidated our software development operations in Colorado Springs, Colorado into our Cypress, California location.  The following represents changes to the restructuring reserve, which were included in other accrued liabilities on the unaudited balance sheet and have been fully paid as of April 30, 2011 (in thousands):

	Three months ended October 31
	2011	2010
Beginning Balance	$-	$80
Payments	-	(30)
Ending Balance	$-	$50

July 2010 Restructuring

In July 2010, in an effort to focus on our core business, which includes electronic catalogs, websites, and lead management services, we undertook a workforce reduction and business improvement initiative.  This initiative included the divestiture of ARI F&I Services LLC (“AFIS”) and the write off of certain components of capitalized software related to products no longer in use or with limited future cash flows that are no longer considered a part of our core operation.

The following represents changes to the July 2010 restructuring reserve, as originally scheduled, related to severance and related benefits from the continuing operation, which was included in accrued payroll and related liabilities on the unaudited balance sheet and have been fully paid as of April 30, 2011 (in thousands):

	Three months ended October 31
	2011	2010
Beginning Balance	$-	$147
Payments	-	(76)
Ending Balance	$-	$71

Index

The following represents changes to the July 2010 restructuring reserve related to the AFIS divestiture, as adjusted for expenses that were less than originally estimated, which were included in other accrued liabilities on the unaudited balance sheet and have been fully paid as of April 30, 2011 (in thousands):

	Three months ended October 31
	2011	2010
Beginning Balance	$-	$110
Payments	-	(42)
Ending Balance	$-	$68

10.	Disposition of a Component of an Entity

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

The fair value of the earn-out was estimated at $580,000 less an imputed discount of $97,000, based on the present value of the estimated earn-out payments, discounted at 14%, which was the prevailing rate of interest charged on the Company’s debt at the time of the sale.  The discount is amortized to interest income, which is included in other income on the consolidated statement of income, over the life of the earn-out.

The remaining earn-out receivable includes $118,000 in Prepaid Expenses and Other Short Term Assets and $196,000 in Other Long Term Assets on the unaudited balance sheet at October 31, 2011, with estimated receivables as follows:

Year Ending July 31,
2012	$109
2013	138
2014	85
2015	49
Total Estimated Receipts	381
Less imputed interest	(67)
Present value of Earnout	$314

The following table shows changes in the earn-out receivable during the three months ended October 31, 2011:

Balance at July 31, 2011	$384
Net receipts	(81)
Imputed interest recognized	11
Balance at October 31, 2011	$314

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended October 31, 2011 and 2010, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2011, under “Item 1A. Risk Factors,”, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview of Business

ARI Network Services, Inc. (“ARI”) is a leader in creating, marketing, and supporting SaaS solutions that connect consumers, dealers, distributors and manufacturers in the vertical markets we serve - our Community.  We empower our Community of powersports, outdoor power, marine, RV, and white goods customers to efficiently service and sell more whole goods, parts, garments, and accessories (“PG&A”) around the world.  We estimate that approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, reduce costs and increase customer satisfaction.

Our Solutions

Our suite of software and SaaS solutions is designed to help our customers sell more wholegoods, parts, garments and accessories.  Our suite of products include:

•
Lead Generation – “SearchEngineSmart” is ARI’s service offering to our customers that is designed to drive more traffic to our customers’ websites with the intent to convert that traffic into leads for whole goods (for example, a motorcycle, mower, boat or RV), or into sales of PG&A.  We generate revenue for this product via a service fee and fees for the use of ad words.

•
Lead Management – Footsteps is ARI’s award-winning SaaS solution that is designed to facilitate converting web traffic into a lead, effectively and efficiently follow up on that lead, and turn that lead into a sale for a whole good.  We generate revenue from this product via recurring subscription fees and transaction fees for the use of the product’s integrated email marketing tools.

•
Websites and eCommerce – WebsiteSmart and eXcelerate Pro are ARI’s award winning eCommerce platforms that are designed to help our customers sell more PG&A online, and when working in conjunction with our Lead Management solution, drive leads for whole goods to their sales teams.  We generate revenue from this product via recurring subscription fees as well as transaction fees for eCommerce sales generated through the websites.

•
eCatalogs – The backbone of our ability to drive sales of PG&A and whole goods, is our eCatalog offerings.  There are several versions of our classic electronic parts catalog product, PartSmart, which is designed to help our customers sell more OEM parts.  Newer versions including of the product, including PartSmart Web and PartStream, are designed to drive eCommerce sales for our customers.  In addition to parts content, we also provide accessories and whole goods content, which drive PG&A sales and leads for whole goods from our customers.  We generate revenue for this product via recurring subscription fees and, in some cases, fees for page usage and analytics.

Further information regarding our service offerings can be accessed at the Company’s website at www.arinet.com, or in our Annual Report on Form 10-K for the year ended July 31, 2011.

Index

Our Strategy

In our annual report for the fiscal year ended July 31, 2011, we discussed in detail the four foundations of our strategy to accelerate top-line growth.  These foundations, as well as our progress made during the first quarter are summarized below:

•	Nurture and retain existing customers through world-class customer service and product feature upgrades;

➢
In the area of customer support, we have (i) enhanced our team to support multiple product lines through cross training rather than having individual groups each supporting one product, thereby providing service to our customers more quickly; (ii) customized our teams into two groups: one focused on providing the specific needs of our manufacturers and distributors, while the other provides the specific needs of our dealers; and (iii) enhanced our on-line knowledge base, providing information to our customers in order to give them access to round-the-clock support.

•	Drive organic growth through innovative new service offerings, differentiated content and geographic expansion;

➢
We have made agreements to provide several new manufacturer parts catalog offerings in the outdoor power equipment and powersports verticals during the quarter, made numerous enhancements to our core products and made significant progress in establishing the foundation that will support our new freemium/premium go-to-market strategy.  In addition, we continued work to expand our “Content as a Service” product offerings and have selected a new ERP system which will provide the technology to (i) provide on-line sales of our products and services; (ii) interface the on-line sales directly into our billing system; and (iii) provide our customers and sales and support teams immediate access to data from any mobile device.  This will allow us to increase our sales electronically, with little incremental cost.

•	Lead the market with open integration to related platforms, including business management systems;

➢
Last year we delivered a new WebsiteSmart™ platform, which featured integrated eCommerce technology, a parts viewer, new and used inventory management and organic search engine optimization so products can be more easily found on all of the major web search engines.  This quarter, we completed an integration between FootSteps™, our award-winning OEM and dealer lead management solution, and our catalog application PartSmart®. This integration provides our dealers with a powerful new opportunity to efficiently and easily automate a consistent and professional series of communications that will keep their brand, products and services at the forefront of their customers’ mind – turning one time service buyers into repeat, loyal customers.

•	Successfully complete acquisitions that align with our core strategy.

➢
Although we believe organic growth will be the primary driver of our business for the foreseeable future, we continue to look for and evaluate potential targets that are in line with our strategy.  We have developed our business processes and financial profile to easily incorporate a business combination should a desirable target became available.

We have made significant progress toward our strategic goals and look forward to continue delivering on our objectives toward these goals during the remainder of fiscal 2012.

Sales, Marketing and Support Teams

We organize our sales and marketing programs into three distinct sales channels and two geographic regions, including North America and Europe.

Sales Channels

We go to market utilizing three distinct sales teams, determined through a combination of customer, product, and geographic market.  Our field sales personnel focus on building relationships with manufacturers and distributors, while our inside, telephone-based sales team focuses on selling to dealers.  The dealer sales team is further divided by product (catalog sales versus other products and services) and there is an international sales team in The Netherlands.  We are also in the process of enhancing our core products to allow for customer self-service sales capabilities, which will increase revenue at a very low incremental cost per transaction.

Index

Marketing

Our marketing strategy is designed to drive knowledge of our value proposition into the markets we serve.  We use a variety of marketing programs to target and build relationships with our prospective and current customers and partners.  Some of our primary marketing activities include participation in dealer meetings and trade shows, lead generation activities, email and phone campaigns and various other marketing collateral designed to enable our sales organization to more effectively develop leads and close transactions.

Customer Service and Support

Customer support is a critical part of our strategy as it is essential to retaining our existing customer base and reducing the level of customer churn.  We maintain customer support operations in each of the Company’s four locations.  Our support representatives are available via telephone or email.  We also maintain a customer satisfaction and renewal team that focuses on proactively reaching out to customers to ensure that our customers are satisfied and are receiving the most value possible from the services we provide.

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

Recurring Revenue Model

Approximately 85% of our revenue is subscription-based and recurring revenue.  The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve month terms.  This provides us with advanced visibility into our future revenues. Our recurring revenue model also emphasizes the importance of maintaining a low rate of customer churn, one of the key drivers of any recurring revenue, subscription-based businesses.  Historically, we measured customer renewal rates. Over the past year we began measuring customer churn rates.  Although similar, we believe that customer churn is a better management tool as it allows us to focus on the reasons we may lose customers and take action actions on those reasons within our control in order to reduce churn rates in the future.

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

We believe that the advantages of our products and services will enable us to compete effectively and sustainably in our core markets.

Index

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

Several of the markets we serve, including power sports, marine, and RV, are closely tied to the state of the overall economy, given the "luxury" nature of the products in those verticals.  In fiscal 2010 we experienced an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  Our customer churn rates improved in these markets during fiscal 2011 as the effects of the economy began to ease off those markets.  It is also important to note that the effects of a difficult economic environment are somewhat softened by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our published parts content provided to customers via our catalog parts lookup products and our website products.

Summary of Operating Results for the Quarter Ended October 31, 2011

The fiscal 2012 first quarter results show year over year improvements in recurring revenues, operating income, net income, earnings per share and cash flows from operations.  These results are a reflection of the continued execution of our strategy and include:

•
Total revenues for the quarter ended October 31, 2011 increased $86,000 or 1.6% to $5,410,000, compared to $5,324,000 for the same period last year.  Recurring revenue increased 6.4%, from $4,296,000 for the quarter ended October 31, 2010 to $4,571,000 this year.  We sold our Agchem EDI business on March 1, 2011, which reduced our revenue by approximately $123,000 for the relative year over year periods.  Without the effects of the disposition of the Agchem EDI Business, we achieved organic revenue growth of approximately 4% and organic recurring revenue growth of approximately 9.5% for the three month period ended October 31, 2011, compared to the same period last year.  We believe these organic performance measures are useful to investors due to the non-recurring effect of the sale of the Agchem EDI business.

•
Operating income for the first quarter of fiscal 2012 was $496,000, compared to $445,000 for the same period last year, an increase of 11.5%.  This improvement can be attributed to:  (i) our strategy to focus on our core recurring revenue products and monthly recurring revenue (“MRR”) growth, both of which have less incremental costs than revenues from our non-recurring products and services; and (ii) the continued identification and execution of operational efficiencies and cost reduction strategies throughout the organization.

•
Net income for the first quarter of fiscal 2012 was $272,000, or $.03 per share, compared to $99,000, or $.01 per share last year, an increase of approximately 175%.  This improvement in earnings is attributed to the operating income improvement discussed above as well as our July 2011 debt refinancing, which saved the Company $139,000 in interest expense this quarter compared to last year.

•
Cash flows from operations increased $309,000 or 58.7% from $526,000 in the first quarter of fiscal 2011 to $835,000 in the first quarter of fiscal 2012, primarily due to improvements in our income before taxes. We utilized this cash to continue our investments in product development and our technology infrastructure as well as to pay down debt by $445,000 during the first quarter of fiscal 2012, compared to $54,000 for the same period last year.

Index

We expect continued improvements in revenue, profitability and cash flows for the remainder of fiscal 2012, relative to fiscal 2011, due to the continued execution of our strategy and a gradually improving economic environment.

Net Revenues and Gross Margins

The following table summarizes our net revenues, gross profit and gross margin percentage by major product category:

	(Unaudited)
	Three months ended October 31
	2011	2010	Percent Change
Catalog
Revenue	$3,314	$3,130	5.9%
Cost of revenue	432	397	8.8%
Gross profit	2,883	2,733	5.5%
Gross margin percentage	87.0%	87.3%
Website
Revenue	1,323	1,216	8.8%
Cost of revenue	332	241	37.8%
Gross profit	991	975	1.6%
Gross margin percentage	74.9%	80.2%
Lead generation and management
Revenue	448	540	-17.0%
Cost of revenue	251	335	-25.1%
Gross profit	197	205	-3.7%
Gross margin percentage	44.1%	38.0%
Other
Revenue	324	438	-26.0%
Cost of revenue	121	194	-37.4%
Gross profit	203	244	-16.8%
Gross margin percentage	62.6%	55.7%
Total
Revenue	5,410	5,324	1.6%
Cost of revenue	1,136	1,167	-2.7%
Gross profit	$4,274	$4,157	2.8%
Gross margin percentage	79.0%	78.1%

Total revenues for the three months ended October 31, 2011 were $5,410,000, versus $5,324,000 for the same period last year.  Our fiscal 2011 revenues included revenue from Agchem EDI business, which was sold in March 2011.  Excluding the revenue loss resulting from the sale of the AgChem EDI business, we experienced organic revenue growth of approximately 4% for the three months ended October 31, 2011, which is attributed to continued strong new sales and improvement in our rate of customer churn, which have collectively led to continued growth in our MRR.  Given that a substantial portion of our revenues are subscription-based, MRR is one of the performance indicators we closely monitor, as it is the key driver of future revenue growth.

Catalog

Catalog revenues are generated from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and professional services related to data conversion.  Catalog, which continues to be our largest source of revenue, increased $184,000 or 5.9% for the three months ended October 31, 2011, compared to the same period last year.  We experienced an increase in new recurring subscription sales from our international and U.S. operations of approximately 5.8% or $169,000, which have little or no incremental cost, as we continued our focus on MRR growth.  We expect to see continued year over year growth in our catalog revenues for the remainder of fiscal 2012.

Website

Website revenues are generated from set-up and recurring subscription fees on our website products, as well as transaction fees from our customers’ online sales generated via the websites.  Website revenues increased $107,000 or 8.8% for the three month period ended October 31, 2011, compared to the same period last year.  The increase in website revenues was a result of an 18.3% or $177,000 increase in recurring revenues, which have little incremental cost, as we continue to see strong new sales and improvements in customer churn, offset in part by a decrease in non-recurring revenues.  We expect total website revenue to increase for the remainder of fiscal 2012, over the previous year, due to the anticipated continued improvement in both recurring revenue and churn and for these products to be a long-term source of growth for the Company.

Index

Lead Generation and Management

Lead generation revenues are realized from the sale of our SearchEngineSmart™ (“SES”) product, while lead management revenues are generated from set-up and subscription fees for the use of the Company’s Footsteps™ product. Revenues from our lead generation and management products decreased $92,000 or 17.0% for the three month period ended October 31, 2011, compared to the same period last year.  This decrease is due to a decline in sales of SES, which generates non-recurring revenues and has a lower margin than our other products and services.  The decline in SES sales was offset in part by a year over year increase of $26,000 or 18.3% in recurring revenues from Footsteps™.  We have launched a new platform of our Lead Management product, Footsteps Channel Connect, which offers the product’s base functionality at a low, disruptive price with the option to upgrade to additional functionality, which is expected to drive growth in fiscal 2012.  This is an introduction to our freemium/premium strategy.

Other Revenues

Other revenues primarily consist of professional services related to software customization and website hosting fees, but also include revenues generated from other products that are ancillary to our three core offerings.  Revenues from our divested AgChem EDI business were also included within this category.  Other revenues decreased $114,000 or 26.0% for the three months ended October 31, 2011, compared to the same period last year, due to the loss of revenues related to our divested Agchem EDI business.  Management anticipates that other revenues will fluctuate based on the timing of professional fees related to software customization, which tend to be opportunistic in nature.

Gross Margins

We classify as cost of revenues those costs that are directly attributable to the provision of services to our customers. These costs include:

Software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to our customers;

Direct labor, used in the provision of catalog and marketing professional services; and

Other direct costs, which represent amounts paid to third party vendors directly attributable to the services we provide our customers.

The table below breaks out cost of revenues into each of these three categories:

	(Unaudited) Three months ended October 31
	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change

Amortization of capitalized software costs	335	6.2%	251	4.7%	33.3%
Direct labor	384	7.1%	329	6.2%	16.7%
Other direct costs	418	7.7%	587	11.0%	-28.9%
Total cost of revenues	1,136	21.0%	1,167	21.9%	-2.7%
Gross profit	$4,274	79.0%	$4,157	78.1%	2.8%

Gross profit was $4,274,000 or 79.0% of revenue for the three months ended October 31, 2011, compared to $4,157,000 or 78.1% of revenue, for the same period last year.  The improvement in gross profit margin was primarily attributed to a change in product mix as we saw an increase in recurring revenues, which have little or no incremental cost, and a decrease in non-recurring revenue, which have a lower margin, as a proportion of total revenue.  We expect fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold, but expect our gross margins to improve over time as we focus our sales efforts on our higher margin, recurring revenue products.

Index

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category:

	(Unaudited) Three months ended October 31
	2011	Percent of Revenue	2010	Percent of Revenue	Percent Change
Sales and marketing	$1,033	19.1%	$1,142	21.5%	-9.5%
Customer operations and support (1)	846	15.6%	789	14.8%	7.2%
Software development and technical support (2)	388	7.2%	322	6.0%	20.5%
General and administrative (3)	1,108	20.5%	1,052	19.8%	5.3%
Depreciation and amortization (4)	403	7.4%	407	7.6%	-1.0%
Net operating expenses	$3,778	69.8%	$3,712	69.7%	1.8%

(1)	Net of capitalized software development costs of $26 and $64 in fiscal 2012 and fiscal 2011, respectively.
(2)	Net of capitalized software development costs of $440 and $366 in fiscal 2012 and fiscal 2011, respectively.
(3)	Net of capitalized software development costs of $25 and $0 in fiscal 2012 and fiscal 2011, respectively.
(4)	Exclusive of amortization of software products of $335 and $251 in fiscal 2012 and fiscal 2011, respectively, which are included in cost of revenue.

Net operating expenses increased from $3,712,000 for the three month period ended October 31, 2010 to $3,778,000 for the same period this year.  While operating expenses increased $66,000 or 1.8% for the quarter, operating expenses as a percentage of revenue remained relatively the same at 69.8%, compared to 69.7% last year.  The increase was largely due to the Company’s recently rolled out investor relations initiative designed to increase ARI’s visibility within the investment community in an effort to boost our liquidity and ultimately increase our share price.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including sales commissions, for our sales and marketing employees, and also include the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses decreased 9.5% for the three months ended October 31, 2011, compared to the same period last year.  As a percentage of revenue for the same periods, sales and marketing expenses declined from 21.5% in fiscal 2011 to 19.1% in fiscal 2012, driven in part by a reduction in commission expense.

We measure the returns realized through our sales teams with the customer acquisition cost (“CAC”) ratio, one of Bessemer Venture Partners’ “6C’s of Cloud Finance.”  We experienced an improvement in our CAC ratios during the first quarter of fiscal 2012, compared to the same period last year, which means that we are generating more incremental margin for each sales and marketing dollar spent.  These improvements in CAC were achieved by refining our sales incentive programs to better align them with our core strategy of MRR growth, as well as achieving operating efficiencies and close management of discretionary sales and marketing spending.  Sales and marketing will continue to be one of our largest expenses, as we intend to continue to invest in sales and marketing to grow our customer base and expand relationships with our existing customers.  However, management expects sales and marketing costs to gradually decline as a percentage of revenues over time.

Customer Operations and Support

Customer operations and support expenses are composed of server room operations, software maintenance agreements for our core network, and personnel and related costs for our operations and support employees.  Customer operations and support costs increased for the three months ended October 31, 2011, compared to the same period last year, due to non-capital expenses related to the data center consolidation project.  Management expects customer operations and support costs to decline as a percentage of revenue in future years as we continue to consolidate our data centers into one centralized facility, while retaining the appropriate backup facilities.

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

Index

The table below summarizes our internal software development and technical support spending:

	(Unaudited) Three months ended October 31
	2011	2010	Percent Change

Total software development and technical support costs	$1,263	$1,039	21.6%
Less: amount capitalized as software development	(491)	(430)	14.2%
Less: direct labor classified as cost of revenues	(384)	(287)	33.8%
Net software development and technical support costs classified as operating expenses	$388	$322	20.5%

We increased our total software development and technical support costs by $224,000, or 21.6% for the three months ended October 31, 2011, compared to the same period last year, which is consistent with our strategy to release new products and enhancements to existing products. We expect fluctuations in the amount of software development and technical support costs classified as operating expenses from period to period, as the mix of development and professional services activities will change based on customer requirements, even if total software development and technical support departmental costs remain relatively constant.

During the first quarter of fiscal 2012, we capitalized $491,000 of software development labor and overhead, versus $430,000 last year.  We completed several significant product enhancements during the quarter and are working on several new enhancements expected to be released in the upcoming quarters, which we anticipate will increase future revenues for the Company.  Management expects total spending for software development and technical support to continue to increase for the remainder of fiscal 2012 as we continue to focus on our core strategy of product enhancement and innovation.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs increased $56,000, or 5.3% for the quarter ended October 31, 2011, compared to the same period last year.  As a percentage of revenue, general and administrative expenses increased from 19.8% in the first quarter of fiscal 2011 to 20.5% in fiscal 2011.  The increase in general and administrative expenses is largely due to the Company’s investor relations initiative recently rolled out.  This initiative is designed to increase ARI’s visibility within the investment community in an effort to boost our liquidity and ultimately increase our share price.  Management expects general and administrative expenses to increase for the remainder of fiscal 2012 over the previous year due to our investment in a new cloud-based, enterprise resource planning system, which is needed for us to implement our freemium/premium pricing model on a web-based shopping cart, which we believe will allow us to grow our revenues at a much quicker pace.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenues.  Depreciation and amortization expense remained relatively the same for the quarter ended October 31, 2011, compared to the same period last year.

Interest Expense

Interest expense was $62,000 for the quarter ended October 31, 2011, versus $201,000 for the same period in fiscal 2011.  On July 27, 2011 we entered into a Loan and Security Agreement (described in Note 4 to the consolidated financial statements) with Fifth Third Bank (“Fifth Third”), the proceeds of which were used to pay off the Channel Blade note, which bore a 14% interest rate, in full. The Fifth Third note bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0%, and matures on July 27, 2014.  The effective interest rate on the note was 4.25% at October 31, 2011.  As a result of the debt refinancing, management expects to see a significant reduction in interest expense in fiscal 2012, compared to fiscal 2011.

Index

Other Income (Expense)

Other income (expense) consists of foreign currency exchange rate gains and losses and interest income recognized on the earn-out receivable related to the sale of the AgChem EDI business.

Income Taxes

Current income tax expense is the statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  This does not represent a current cash obligation, as we have net operating loss carryforwards to offset taxable income. We recorded income tax expense of $168,000 during the quarter ended October 31, 2011, compared to $145,000 for the same period last year.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from our financial statements:

	(Unaudited) Three months ended October 31
	2011	2010	Percent Change
Net cash provided by operating activities	$835	$526	58.7%
Net cash used in investing activities	(538)	(549)	2.0%
Net cash used in financing activities	(438)	(54)	-711.1%
Effect of foreign currency exchange rate changes on cash	5	-	n/a

Net change in cash	$(136)	$(77)	-76.6%

Cash at end of period	$998	$861	15.9%

In the first quarter of fiscal 2012, we used $77,000 of total cash to operate our business, compared to $136,000 in the first quarter of fiscal 2011.

Net cash provided by operations increased $309,000 or 58.7% for the quarter ended October 31, 2011, compared to the same period last year.  The improvement in our operating results and the decrease in interest expense contributed to the increased operating cash flows.

Cash used in investing activities was $538,000 for the quarter ended October 31, 2011, compared to $549,000 for the same period last year, a decline of 2%.  We continue to invest cash in the business, primarily for the development of new products and upgrades of existing products, as well as upgrading our technology infrastructure and consolidating our data centers.  These efforts will result in our primary data center being located in a Tier III (as defined by the Uptime Institute's tier classification system) hosted facility in Madison, Wisconsin with one internally-hosted backup data center.  Although we will continue to invest in the business, management expects cash used in investing activities to fluctuate from period to period based on the level of software development activities as well as the timing of other capital expenditures.

We used cash in financing activities of $438,000 for the three months ended October 31, 2011 to pay down our line of credit to $0 and make scheduled note payments, compared to $54,000 for the same period last year.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under the Company’s line of credit with Fifth Third, are sufficient to fund the Company’s needs over the next twelve months.

Index

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended October 31, 2011.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in full detail in Item 1A of our annual report on Form 10-K for the fiscal year ended July 31, 2011.  There have been no significant changes to the risks described in Item 1A of our annual report on Form 10-K for the fiscal year ended July 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

10.1
Amended and Restated Employment Agreement, executed as of October 31, 2011, between Roy W. Oliver and ARI Network Services, Inc., incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 4, 2011.

10.2
Second Amendment to Change of Control, dated October 31, 2011, between Roy W. Oliver and ARI Network Services, Inc., incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed on November 4, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December, 2011.

ARI NETWORK SERVICES, INC.
(Registrant)

By:            /s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:            /s/ Darin R. Janecek
Darin R. Janecek
Vice President of Finance and Chief Financial Officer