Form 10-Q
period 2012-01-31
ARI NETWORK SERVICES INC /WI
filed 2012-03-15
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_____________________to_____________________

Commission file number 000-19608

ARI Network Services, Inc.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1388360
(State or other jurisdiction of incorporation or oragnization)	(IRS Employer Identification No.)

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
YES    ☐            NO  ☑

As of March 6, 2012 there were 8,015,800 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2012
INDEX

Item 1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2012	2011
Current assets:
Cash and cash equivalents	$841	$1,134
Trade receivables, less allowance for doubtful accounts of $335 and $383 at January 31, 2012 and July 31, 2011, respectively	1,040	1,179
Work in process	166	169
Prepaid expenses and other	611	802
Deferred income taxes	2,730	2,693
Total current assets	5,388	5,977
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,473	2,304
Leasehold improvements	584	558
Furniture and equipment	2,139	2,000
	5,196	4,862
Less accumulated depreciation and amortization	3,421	2,988
Net equipment and leasehold improvements	1,775	1,874
Capitalized software product costs:
Amounts capitalized for software product costs	17,500	16,693
Less accumulated amortization	14,563	13,878
Net capitalized software product costs	2,937	2,815
Deferred income taxes	2,325	2,607
Other long term assets	337	346
Other intangible assets	1,682	2,041
Goodwill	5,439	5,439
Total assets	$19,883	$21,099

 See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2012	2011
Current liabilities:
Current borrowings on line of credit	$-	$245
Current portion of long-term debt	1,207	917
Accounts payable	375	561
Deferred revenue	4,855	5,282
Accrued payroll and related liabilities	964	1,264
Accrued taxes	36	106
Other accrued liabilities	494	473
Current portion of capital lease obligations	122	127
Total current liabilities	8,053	8,975
Non-current liabilities:
Long-term debt	3,376	4,083
Capital lease obligations	145	210
Total non-current liabilities	3,521	4,293
Total liabilities	11,574	13,268

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 8,014,000 and 7,901,774 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	8	8
Common stock options	1,135	1,092
Additional paid-in capital	95,913	95,834
Accumulated deficit	(88,731)	(89,064)
Other accumulated comprehensive loss	(16)	(39)
Total shareholders' equity	8,309	7,831
Total liabilities and shareholders' equity	$19,883	$21,099

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2012	2011	2012	2011
Net revenue	$5,501	$5,238	$10,911	$10,562
Cost of revenue	1,251	1,086	2,387	2,253
Gross profit	4,250	4,152	8,524	8,309
Operating expenses:
Sales and marketing	1,118	1,084	2,151	2,226
Customer operations and support	850	922	1,696	1,711
Software development and technical support (net of capitalized software product costs)	490	454	878	776
General and administrative	1,218	1,028	2,326	2,080
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	404	410	807	817
Net operating expenses	4,080	3,898	7,858	7,610
Operating income	170	254	666	699
Other income (expense):
Interest expense	(59)	(203)	(121)	(404)
Other, net	11	6	17	6
Total other income (expense)	(48)	(197)	(104)	(398)
Income before provision for income tax	122	57	562	301
Income tax (expense) benefit	(61)	66	(229)	(79)
Net income	$61	$123	$333	$222

Net income per common share:
Basic	$0.01	$0.02	$0.04	$0.03
Diluted	$0.01	$0.02	$0.04	$0.03

 See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Six months ended January 31
	2012	2011
Operating activities
Net income	$333	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	685	524
Amortization of discount related to present value of earnout	(23)	-
Depreciation and other amortization	807	817
Provision for bad debt allowance	15	21
Deferred income taxes	205	68
Stock based compensation related to stock options	43	59
Stock issued as contribution to 401(k) plan	55	59
Net change in assets and liabilities:
Trade receivables	116	332
Work in process	3	21
Prepaid expenses and other	35	(107)
Other long term assets	9	(3)
Accounts payable	(186)	8
Deferred revenue	(427)	(476)
Accrued payroll and related liabilities	(286)	(138)
Accrued taxes	(30)	(16)
Other accrued liabilities	21	(95)
Net cash provided by operating activities	1,375	1,296
Investing activities
Purchase of equipment, software and leasehold improvements	(211)	(192)
Cash received from disposition of a component of the business	179	-
Software developed for internal use	(123)	(106)
Software development costs capitalized	(807)	(747)
Net cash used in investing activities	(962)	(1,045)
Financing activities
Borrowings (repayments) under line of credit	(245)	150
Payments under long-term debt	(417)	-
Payments of capital lease obligations	(70)	(112)
Proceeds from issuance of common stock	12	6
Net cash provided by (used in) financing activities	(720)	44
Effect of foreign currency exchange rate changes on cash	14	(6)
Net change in cash and cash equivalents	(293)	289
Cash and cash equivalents at beginning of period	1,134	938
Cash and cash equivalents at end of period	$841	$1,227
Cash paid for interest	$66	$579
Cash paid for income taxes	$14	$20

Noncash investing and financing activities
Issuance of common stock related to payment of executive compensation	$12	$9

See accompanying notes

Notes to Unaudited Consolidated Financial Statements

1.	Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or the “Company”) is a leader in creating, marketing, and supporting solutions that enhance revenue and reduce costs for our customers. Our innovative, technology-enabled solutions connect the community of consumers, dealers, distributors, and manufacturers to help our customers efficiently service and sell more whole goods, parts, garments, and accessories (“PG&A”) worldwide in selected vertical markets that include power sports, outdoor power equipment, marine, and white goods.  We estimate that approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.

Our suite of software products, data as a service (“DaaS”) and software as a service (“SaaS”) solutions are designed to facilitate our customers’ operations by increasing sales through additional foot and website traffic, more effective lead management, and greater conversion rates on those leads.  To achieve this, our solutions allow our customers to: (i) efficiently market to their customers and prospects in order to drive increased traffic to their location and website; (ii) manage and nurture customers and prospects; (iii) increase  revenue by selling PG&A online; (iv) increase revenue by generating leads for whole goods; and (v) increase revenue and reduce costs of our dealer customers by enhancing the productivity of our customers’ support operations, specifically with respect to the sale of manufacturers’ parts.

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

Significant Accounting Policies

Our accounting policies are fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2011, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2011.  There were no changes to our accounting policies during the three and six months ended January 31, 2012.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential to software license arrangements include customizing complex features and functionality in a product’s base software code or developing complex interfaces within a customer’s environment. When professional services are considered essential to software license arrangements, the professional service revenue is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of this type of arrangement, is amortized over the term of the contract. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.

Revenue for variable transaction fees, primarily for use of the shopping cart feature of our websites, is recognized as it is earned.

Amounts invoiced to customers prior to recognition as revenue, as discussed above, are reflected in the accompanying balance sheets as deferred revenue.

Amounts received from shipping and handling fees are reflected in revenue.  Costs incurred for shipping and handling are reported in cost of revenue.

Trade Receivables, Credit Policy and Allowance for Doubtful Accounts

Trade receivables are uncollateralized customer obligations due on normal trade terms, most of which require payment within thirty (30) days from the invoice date.  Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews all receivable balances that exceed ninety (90) days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion of the balance that will not be collected.  The allowance for potential doubtful accounts is reflected as an offset to trade receivables in the accompanying balance sheets.

Capitalized and Purchased Software Product Costs

Certain software development and acquisition costs are capitalized when incurred. Capitalization of these costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the on-going assessment of recoverability of software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, the determination of technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.

The annual amortization of software products is the greater of the amount computed using: (a) the ratio that current gross revenue for the network or a software product bear to the total of current and anticipated future gross revenue for the network or a software product, or (b) the straight-line method over the estimated economic life of the product which currently runs from three to five years. Amortization starts when the product is available for general release to customers.  All other software development and support expenditures are charged to expense in the period incurred.

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the statement of income, are expensed as incurred.  Total advertising costs were $27,000 and $15,000 for the three months ended January 31, 2012 and 2011 and $52,000 and $43,000 for the six months ended January 31, 2012 and 2011.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with GAAP.   We had no legal provisions for the three or six months ended January 31, 2012 and 2011, respectively.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2012	2011	2012	2011

Net income	$61	$123	$333	$222
Weighted-average common shares outstanding	8,006	7,842	7,966	7,809
Effect of dilutive stock options	50	13	50	13
Diluted weighted-average common shares outstanding	8,056	7,855	8,016	7,822

Weighted-average earnings per share	$0.01	$0.02	$0.04	$0.03
Effect of dilutive stock options	(0.00)	(0.00)	(0.00)	(0.00)
Diluted weighted-average earnings per share	$0.01	$0.02	$0.04	$0.03

Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	823	1,330	823	1,330

3.	Stock-based Compensation Plans

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, of which 185,156 and 177,439 of the shares have been issued as of January 31, 2012 and July 31, 2011, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Stock Option Plans

The Company’s 1991 Stock Option Plan (the “1991 Plan”) was terminated on August 14, 2001, except as to outstanding options. All 35,000 options outstanding under the 1991 Plan, with a weighted average exercise price of $2.33, expired as of September 7, 2010.

The Company’s 1993 Director Stock Option Plan (the “1993 Plan”) was terminated on August 14, 2001, except as to outstanding options.  All 750 options outstanding under the 1993 Plan, with a weighted average exercise price of $2.05, expired as of September 11, 2010.

Total stock compensation expense recognized by the Company was approximately $27,000 and $43,000 during the three and six month periods ended January 31, 2012 and approximately $34,000 and $59,000 for the same periods last year.  There was approximately $226,000 and $168,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of January 31, 2012 and 2011, respectively.  There were no capitalized stock-based compensation costs at January 31, 2012 or July 31, 2011.

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

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and six months ended January 31, 2012 and 2011, respectively:

	Three months ended January 31		Six months ended January 31
	2012	2011	2012	2011
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	2.0%	2.8%	2.1%	2.8%
Expected volatility	125.5%	104.9%	123.9%	103.1%
Expected forfeiture rate	24.8%	18.3%	21.2%	16.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value of options granted during the year	$1.04	$0.55	$0.96	$0.57

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The  2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three and six months ended January 31, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 10/31/10	1,329,268	$1.38	6.40	$11,363
Granted	79,000	0.62	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(23,149)	1.35	n/a	n/a
Outstanding at 1/31/11	1,385,119	$1.33	6.41	$35,575
Exercisable at 1/31/11	962,303	$1.51	5.37	$18,982

Outstanding at 10/31/11	1,173,594	$1.37	5.82	$90,116
Granted	-	n/a	n/a	n/a
Exercised	(7,750)	0.65	n/a	n/a
Forfeited	(8,575)	0.85	n/a	n/a
Outstanding at 1/31/12	1,157,269	$1.38	5.59	$298,444
Exercisable at 1/31/12	981,552	$1.50	5.10	$167,097

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Granted	146,100	0.64	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(30,962)	1.35	n/a	n/a
Outstanding at 1/31/11	1,385,119	$1.33	6.41	$35,575
Exercisable at 1/31/11	962,303	$1.51	5.37	$18,982

Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Granted	-	n/a	n/a	n/a
Exercised	(20,950)	0.63	n/a	n/a
Forfeited	(58,114)	1.19	n/a	n/a
Outstanding at 1/31/12	1,157,269	$1.38	5.59	$298,444
Exercisable at 1/31/12	981,552	$1.50	5.10	$167,097

The range of exercise prices for options outstanding under the 2000 Plan was $0.15 to $2.74 at January 31, 2012 and 2011, respectively.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/10	346,941	$1.01
Granted	79,000	0.62
Vested	(500)	0.86
Forfeited	(2,625)	0.94
Non-vested at 1/31/11	422,816	$0.94

Non-vested at 10/31/11	179,467	$0.75
Granted	-	n/a
Vested	(250)	0.86
Forfeited	(3,500)	0.80
Non-vested at 1/31/12	175,717	$0.75

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	282,528	$1.09
Granted	146,100	0.64
Vested	(500)	0.86
Forfeited	(5,312)	0.92
Non-vested at 1/31/11	422,816	$0.94

Non-vested at 7/31/11	181,092	$0.75
Granted	-	n/a
Vested	(250)	0.86
Forfeited	(5,125)	0.80
Non-vested at 1/31/12	175,717	$0.75

The weighted average remaining vesting period was 1.24 and 1.38 years at January 31, 2012 and 2011, respectively.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on November 9, 2010, and it was approved by the Company's shareholders in December 2010.  The 2010 Plan is the successor to the Company’s 2000 Plan.

The 2010 Plan includes the following provisions:

●	the aggregate number of shares of Common Stock subject to the 2010 Plan is 650,000 shares;
●	the exercise price for options and stock appreciation rights cannot be less than 100% of the fair market value, as defined, of the Company’s Common Stock on the date of grant;
●
the exercise prices for options and stock appreciation rights cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan;

●	a maximum term of ten (10) years for options and stock appreciation rights;
●
a maximum of 325,000 of the shares available for issuance under the 2010 Plan can be in the form of restricted shares or restricted stock units, and the 2010 Plan does not have liberal share counting provisions (such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan); and

●	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three and six months ended January 31, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 10/31/10	-	$-	-	$-
Granted	24,500	0.65	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 1/31/11	24,500	$0.65	9.97	$2,330
Exercisable at 1/31/11	-	$-	-	$-

Outstanding at 10/31/11	117,875	$0.75	9.67	$23,096
Granted	146,667	$1.08	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(4,625)	0.61	n/a	n/a
Outstanding at 1/31/12	259,917	$0.94	9.65	$145,492
Exercisable at 1/31/12	21,188	$0.66	9.11	$17,838

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	-	$-	-	$-
Granted	24,500	0.65	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 1/31/11	24,500	$0.65	9.97	$2,330
Exercisable at 1/31/11	-	$-	-	$-

Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Granted	210,667	$1.00	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(5,000)	0.61	n/a	n/a
Outstanding at 1/31/12	259,917	$0.94	9.65	$145,492
Exercisable at 1/31/12	21,188	$0.66	9.11	$17,838

The range of exercise prices for options outstanding under the 2010 Plan was $0.575 to $1.35 and $0.65 to $0.655 at January 31, 2012 and 2011, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/10	-	$-
Granted	24,500	0.65
Vested	-	-
Forfeited	-	-
Non-vested at 1/31/11	24,500	$0.65

Non-vested at 10/31/11	96,562	$0.78
Granted	146,667	1.08
Vested	-	-
Forfeited	(4,500)	0.61
Non-vested at 1/31/12	238,729	$0.97

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	-	$-
Granted	24,500	0.65
Vested	-	-
Forfeited	-	-
Non-vested at 1/31/11	24,500	$0.65

Non-vested at 7/31/11	32,937	$0.67
Granted	210,667	1.00
Vested	-	-
Forfeited	(4,875)	0.61
Non-vested at 1/31/12	238,729	$0.97

The weighted average remaining vesting period was 1.62 and 1.28 years at January 31, 2012 and 2011, respectively.

4.	Line of Credit

On July 9, 2004, the Company entered into a line of credit agreement with JPMorgan Chase, N.A. (the “Chase Line”) which, as amended, permitted the Company to borrow an amount equal to 80% of the book value of all eligible accounts receivable plus 45% of the value of all eligible open renewal orders (provided the renewal rate was at least 85%) minus $75,000, up to $2,000,000.  The agreement bore interest at 1% per annum above the prime rate plus an additional 3%, at the bank’s option, upon the occurrence of any default under the note.  The interest rate was subject to a floor equal to the sum of (i) 2.5%; plus (ii) the quotient of: (a) the one month LIBOR rate divided by (b) one minus the maximum aggregate reserve requirement imposed under Regulation D of the Board of Governors of the Federal Reserve System. The agreement included a non-usage fee of 0.25% per annum on any unused portion of the line of credit and was secured by substantially all of the Company’s assets.  The line of credit limited repurchases of common stock, the payment of dividends, liens on assets and new indebtedness.  It also contained a financial covenant requiring the Company to maintain a minimum debt service coverage ratio of 1.2 to 1.0.  The Chase Line was terminated effective July 27, 2011.

On July 27, 2011, the Company entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (“Fifth Third”).  Pursuant to the terms of the Agreement, Fifth Third extended to the Company credit facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 term loan facility (the “Term Loan” and, together with the Revolving Loan, the “Credit Facilities”), which matures on July 27, 2014.  Each of the credit facilities bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0% (effective rate of 4.30% as of January 31, 2012).  There was $0 outstanding and $1,500,000 available on the Revolving Loan as of January 31, 2012.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities (other than employee and director options, employee benefit plans, and other compensation programs), and make distributions to its shareholders.  Financial covenants include a minimum fixed charge coverage ratio, as defined in the Agreement, of 1.2, and a senior leverage (maximum senior funded indebtedness to EBITDA) ratio, as defined in the Agreement, of 2.0.  The Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiaries.  The Company was in compliance with all debt covenants as of January 31, 2012.

5.	Long-term Debt

On April 27, 2009, the Company issued a $5,000,000 secured promissory note in connection with the acquisition of Channel Blade Technologies.  The annual interest rate on the note was 10% for the first year and 14% thereafter.  Accrued interest only was due quarterly commencing July 31, 2009 through April 30, 2011.  Twenty equal quarterly payments of principal and interest were due, commencing August 1, 2011.  On July 27, 2011 the Company entered into the Agreement described above with Fifth Third Bank, the proceeds of which were used to pay off the Channel Blade note in full on July 27, 2011.

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of January 31, 2012 and audited balance sheet as of July 31, 2011 (in thousands):

	January 31	July 31
	2012	2011

Long-term debt	$4,583	$5,000
Less current maturities	(1,207)	(917)
Long-term debt, non-current	$3,376	$4,083

Principal and interest on the Term Loan will be repaid in fixed monthly principal installments of $83,333 plus accrued but unpaid interest on the unpaid principal balance commencing on September 1, 2011 through July 1, 2014, with a final balloon payment due July 27, 2014.  Mandatory prepayments of the Credit Facilities will be required in the amount of 50% of the Company’s excess cash flow for the six-month periods ending January 31, 2012 and July 31, 2012 and for each fiscal year thereafter.  Excess cash flow is defined as the remainder of net income plus interest, taxes, depreciation and amortization expense for such period, minus cash taxes paid, capital expenditures incurred, capitalized software costs and scheduled payments of principal and interest charges.  Current maturities include $207,000 or 50% of the excess cash flow at January 31, 2012.

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

7.	Income Taxes

The unaudited provision for income taxes for the three and six months ended January 31, 2012 and 2011 is composed of the following (in thousands):

	(Unaudited)		(Unaudited)
	Three months ended January 31		Six months ended January 31
	2012	2011	2012	2011
Current:
Federal	$-	$-	$-	$-
State	(4)	(10)	(22)	(10)
Change in the estimated deferred tax asset valuation allowance	21	137	21	137
Deferred, net	(78)	(61)	(228)	(206)
Income tax (expense) benefit	$(61)	$66	$(229)	$(79)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  We have unused net operating loss carry forwards for federal income tax purposes, and as a result, we generally only incur alternative minimum taxes at the federal level.

As of January 31, 2012, the Company had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $12,414,000 and $6,993,000, respectively, which expire as follows:

Year ended July 31,*	Federal	State
2012†	$1,832	$1,332
2013	2,746	1,841
2014	-	482
2015	-	3,258
2019	843	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$12,414	$6,993

* Years not shown have no amounts that expire.
† Was reduced for current year estimated usage/expiration for the six months ended January 31, 2012.

An assessment is performed semi-annually of the likelihood that the Company’s net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income.

The Company recorded a benefit related to a net change in estimate on our valuation allowance of approximately $21,000 for the quarter ended January 31, 2012 and $137,000 for the same period last year, as a result of our semi-annual evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.  We will continue to evaluate the realizability of our deferred tax assets on a semi-annual basis.

8.	Business Segments

The Company’s business segments are internally organized primarily by geographic location of the operating facilities.  In accordance with GAAP regarding disclosures about business segments, the Company has segregated the Netherlands operation and the United States operations into separate reportable segments.  Segment revenue for the Netherlands operation includes only revenue generated out of the Netherlands subsidiary and does not include rest of world revenue attributable to the United States operations.  The Company evaluates the performance of and allocates resources to each of the segments based on their operating results.  Unaudited information concerning our operating business segments is as follows for the periods indicated (in thousands):

	Three months ended January 31, 2012
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,306	$195	$-		$5,501
Revenue - intercompany	68	8	(76)	1	-
Cost of revenue	1,222	105	(76)	1	1,251
Operating expense	3,970	110	-		4,080
Interest expense	59	35	(35)	2	59
Other expense (income)	(45)	(1)	35	2	(11)
Income (loss) before provision for income taxes	$168	$(46)	$-		$122

	Six months ended January 31, 2012
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$10,511	$400	$-		$10,911
Revenue - intercompany	140	18	(158)	1	-
Cost of revenue	2,343	202	(158)	1	2,387
Operating expense	7,623	235	-		7,858
Interest expense	121	75	(75)	2	121
Other expense (income)	(91)	(1)	75	2	(17)

Income (loss) before provision for income taxes	$655	$(93)	$-		$562

	As of January 31, 2012
	United States	Netherlands	Eliminations		Consolidated

Total assets	$21,153	$203	$(1,473)	3	$19,883

1	The Netherlands segment charges the United States segment for customer support services and the UnitedStates segment charges the Netherlands segment for software royalties.
2	The United States segment charges the Netherlands segment for interest on the intercompany loan ata rate of 8%.
3	Includes $1,315,000 for a United States intercompany note receivable and $158,000 forintercompany trade accounts recevable.

	Three months ended January 31, 2011
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,051	$187	$-		$5,238
Revenue - intercompany	-	-	-		-
Cost of revenue	1,060	26	-		1,086
Operating expense	3,731	167	-	1	3,898
Interest expense	203	-	-		203
Other expense (income)	(6)	-	-		(6)
Income (loss) before provision for income taxes	$63	$(6)	$-		$57

	Six months ended January 31, 2011
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$10,189	$373	$-		$10,562
Revenue - intercompany	-	-	-		-
Cost of revenue	2,204	49	-		2,253
Operating expense	7,232	378	-	1	7,610
Interest expense	404	-	-		404
Other expense (income)	(6)	-	-		(6)
Income (loss) before provision for income taxes	$355	$(54)	$-		$301

	As of January 31, 2011
	United States	Netherlands	Eliminations		Consolidated

Total assets	$22,368	$342	$(1,611	) 2	$21,099

1	The United States segment charges the Netherlands segment for software royalties at 35% of revenue, which off-set in the overhead elimination and are included in the United States receivables.
2	Includes $1,480,000 for the United States intercompany note receivable and $131,000 for intercompany trade accounts receivable.

9.	Disposition of a Component of an Entity

On March 1, 2011, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Globalrange Corporation (“Globalrange”).  Under the terms of the Agreement, the Company sold to Globalrange certain rights and assets relating to our electronic data interchange business for the agricultural chemicals industry (the “AgChem EDI Business”).  Because the AgChem EDI Business was not a separate entity or reportable segment, the transaction was recorded as a disposition of a component of an entity.

As part of the purchase price for the AgChem EDI Business, Globalrange agreed to assume certain liabilities of ARI relating to the AgChem EDI Business, primarily consisting of unearned revenue (as defined in the Agreement).  Globalrange will make earn-out payments to ARI annually over a four-year period following the closing date, with an initial pre-payment of $80,000.  The amounts of such earn-out payments will be determined based on collections received by Globalrange relating to the AgChem EDI Business during such period, and will be subject to a floor and cap, in accordance with the terms of the Agreement.

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

The remaining earn-out receivable includes $56,000 in prepaid expenses and other and $172,000 in other long term assets on the unaudited balance sheet at January 31, 2012, with estimated receivables as follows:

Year Ending July 31,
2012	$11
2013	138
2014	85
2015	49
Estimated Receipts	283
Less imputed interest	(55)
Earnout	$228

The following table shows changes in the earn-out receivable during the three and six months ended January 31, 2012 and 2011 respectively:

	Three months ended January 31		Six months ended January 31
	2012	2011	2012	2011
Beginning Balance	$314	$-	$384	$-
Net receipts	(98)	-	(179)	-
Imputed interest recognized	12	-	23	-
Ending Balance	$228	$-	$228	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and six months ended January 31, 2012 and 2011, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2011, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview of Business

ARI Network Services, Inc. (“ARI” or the “Company”) is a leader in creating, marketing, and supporting SaaS and DaaS solutions that connect consumers, dealers, distributors and manufacturers in the vertical markets we serve - our Community.  We empower our Community of powersports, outdoor power, marine, RV, and white goods customers to efficiently service and sell more whole goods and PG&A around the world.  We estimate that approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, reduce costs and increase customer satisfaction.

Our Solutions

Our suite of software, SaaS and DaaS solutions is designed to help our customers sell more wholegoods, parts, garments and accessories.  Our suite of products and services includes:

●
Lead Generation – SearchEngineSmart™ is a service that ARI offers to our customers that is designed to drive more traffic to our customers’ websites with the intent to convert that traffic into leads for whole goods (for example, a motorcycle, mower, boat or RV), or into sales of PG&A.  We generate revenue for this product via a service fee and fees for the use of ad words.

●
Lead Management – Footsteps™ is ARI’s award-winning SaaS solution that is designed to facilitate converting web traffic into a lead, effectively and efficiently follow up on that lead, and turn that lead into a sale for a whole good.  We generate revenue from this product via recurring subscription fees and transaction fees for the use of the product’s integrated email marketing tools.

●
Websites and eCommerce – WebsiteSmart™ and eXcelerate Pro™ (“ePro”) are ARI’s award winning eCommerce platforms that are designed to help our customers sell more PG&A online, and when working in conjunction with our Lead Management solution, drive leads for whole goods to their sales teams.  We generate revenue from this product via recurring subscription fees as well as transaction fees for eCommerce sales generated through the websites.

●
eCatalogs – The backbone of our ability to drive sales of whole goods and OEM parts, as well as aftermarket PG&A, is our eCatalog offerings.  There are several versions of our classic electronic parts catalog product, PartSmart®, which is designed to help our customers sell more OEM parts.  Newer versions of the product, including PartSmart Web™ and PartStream™, are designed to drive eCommerce sales for our customers.  In addition to OEM parts content, we also provide accessories and whole goods content, which drive PG&A sales and leads for whole goods to our customers.  We generate revenue for this product via recurring subscription fees and, in some cases, fees for page usage and analytics.

Further information regarding our service offerings can be accessed at the Company’s website at www.arinet.com, or in our Annual Report on Form 10-K for the year ended July 31, 2011. Please note that we are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this quarterly report on Form 10-Q.

Sales, Marketing and Support Teams

We organize our sales and marketing programs into three distinct sales channels and two geographic regions, including North America and EMEA (Europe, Middle East and Africa).

Sales Channels

We go to market utilizing three distinct sales teams, determined through a combination of customer, product, and geographic market.  Our field sales personnel focus on building relationships with manufacturers and distributors, while our inside, telephone-based sales team focuses on selling to dealers.  The dealer sales team is further divided by product (catalog sales versus other products and services) and there is an international sales team in The Netherlands.  We are also in the process of enhancing our core products to allow for customer self-service sales capabilities, which will increase revenue at a low incremental cost per dealer.

Marketing

Our marketing strategy is designed to drive knowledge of our value proposition into the markets we serve.  We use a variety of marketing programs to target and build relationships with our prospective and current customers and partners.  Our primary marketing activities include, but are not limited to, participation in dealer meetings and trade shows, lead generation activities, email and phone campaigns and various other marketing collateral designed to enable our sales organization to more effectively develop leads and close transactions.

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

Recurring Revenue Model

Approximately 85% of our revenue is subscription-based and recurring revenue.  The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve month terms.  This provides us with advance visibility into our future revenue. Our recurring revenue model also emphasizes the importance of maintaining a low rate of customer churn, one of the key drivers of any recurring revenue, subscription-based business.  Historically, we measured customer renewal rates. In recent years, we began measuring customer churn rates.  Although similar, we believe that customer churn is a better management tool as it allows us to focus on the reasons we may lose customers and take action on those reasons within our control in order to reduce churn rates in the future.

Our recurring revenue model, when combined with low rates of customer churn, significantly reduces the cost to maintain and nurture our customer base.  This in turn frees up resources to enhance our existing products and work toward new product innovations.  Additionally, a substantial portion of our electronic catalog business is focused on our customers’ service and repair operations.  This allows our revenue to remain strong even in a down economy, as consumers tend to repair, rather than buy new equipment at such times.

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

Our Markets and the Challenges We Face

Competition for our products and services varies by product and by vertical market. We believe that no single competitor today competes with us on every product and service in each of our industry verticals. In electronic catalogs, we compete primarily with Snap-on Business Solutions, which designs and delivers electronic parts catalogs, accessory sales tools, and manufacturer network development services, primarily to the automotive, power sports, construction, agriculture and mining markets. In addition, there is a variety of smaller companies focused on one or two specific industries.

In lead management, websites and eCommerce, our primary competitors are PowerSports Network, owned by Dominion Enterprises, and ADP. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our proven industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.  There are also a growing number of website development companies that could directly compete with our website product offerings.  We believe we maintain a competitive advantage in our core vertical markets given the integration of our published catalog content into our lead management and website products.

Several of the markets we serve, including power sports, marine, and RV, are closely tied to the state of the overall economy, given the ”luxurious” nature of the products in those verticals.  In fiscal 2010, we experienced an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  Our customer churn rates improved in these markets during fiscal 2011 and 2012, not only due to operating improvements by the company, but in part due to a more favorable economic impact in those markets.  It is also important to note that the effects of a difficult economic environment are somewhat softened by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our eCatalogs provided to customers via our catalog parts lookup products and our website products.

We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.  There is an increased dependence on digital technologies by public companies and an increasing frequency and severity of cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other online activities to connect with our customers. While we have implemented measures to prevent security breaches and cyber incidents, and have insurance coverage for such incidents, given the ever-increasing abilities of those intent on breaching cyber-security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective and any such security breaches and cyber incidents could adversely affect our business.

Our Strategy

ARI’s strategy is to develop, sell and support technology enabled solutions to help customers in selected vertical markets increase sales of OEM parts, PG&A and whole goods.  Our competitive advantages are the quality and quantity of the content we deliver, which are key factors in converting web based and foot traffic into a sale or lead.  Our business model is to deliver our solutions via the SaaS and DaaS platforms focused on recurring revenue via subscriptions, transaction revenue for use of the services and subscription based business analytic tools.  It is our intention to drive double digit revenue growth by focusing on the four strategic foundations outlined in our fiscal 2011 annual report; below is a summary progress report for the first half of fiscal 2012:

●	Nurture and retain existing customers through world-class customer service and product feature upgrades;

●
In the area of customer support, we have (i) enhanced our team to support multiple product lines through cross training, thereby providing service to our customers more quickly; (ii) customized our teams into two groups: one focused on servicing the specific needs of our manufacturers and distributors, and the other servicing the specific needs of our dealers; (iii) expanded our renewal team to proactively contact our customers on a regular basis; and (iv) enhanced our on-line knowledge base, providing information to our customers in order to give them access to round-the-clock support.  Additionally, we are investing in technology designed to increase the efficiency and effectiveness of our service teams and provide customers with on-line chat capabilities.

●
We have made improvements to our website hosting stability, provided over 100 free website redesigns to our current customers and have provided internet updating capabilities to all of our products. In addition, we developed the technology for our customers to easily convert and upload a custom catalog to be viewed using our products.

●
As a result of these accomplishments, we have seen a 16% improvement in our churn rate and a 6.8% increase in our recurring revenue for the six months ended January 31, 2012, versus the same period last year.  Our recurring revenue has increased over the previous quarter for the past six quarters and is now 84.7% of total revenue.  We continue to focus on driving recurring revenue, as a percentage of total revenue, to over 90% of overall revenue.

●	Drive organic growth through innovative new service offerings, differentiated content and geographic expansion;

●
In the first quarter of fiscal 2012, we established an “invention factory”, which is a team solely focused on designing new innovative products and feature upgrades to our software products.  We recently deployed new versions of our lead management product, Footsteps Essentials™, which has the capability to allow customers to add feature upgrades, and Footsteps Professional™ both of which are now integrated with our catalog products.  In addition to this, we released a new mobile version of our OEM eCatalog product.

●	We have enhanced our website products to include expanded social media sharing tools, mobile unit brochures and SEO tool enhancements and have continued work to expand our DaaS product offerings.

●
We are implementing a new cloud-based, scalable technology infrastructure designed to (i) provide on-line sales of our products and services; (ii) interface the on-line sales and transaction fees directly into our billing system; and (iii) provide our customers, sales and support teams immediate access to data from any device, including mobile units.

●
Many of these services support our new freemium/premium go-to-market strategy, which electronically provides a base version of our products and services to a large number of customers at a little or no cost, with a built-in option to upgrade feature enhancements at a premium price.  We expect this to allow us to increase our sales electronically, with little incremental cost.

●
We signed agreements to provide five new manufacturer parts catalog offerings in the outdoor power equipment and powersports verticals during the first half of fiscal 2012, which contributed to the addition of 156 new dealers to our recurring revenue base and created over 1,600 new dealer opportunities to our sales team.

●	Lead the market with open integration to related platforms, including business management systems;

●
We signed a reseller agreement in the second quarter of fiscal 2012 with a web development company to integrate Footsteps Essentials and Footsteps Professional, our award-winning OEM and dealer lead management solutions, with their website products, representing over 150 new dealer opportunities in the RV industry.   Last quarter, we completed integration between FootSteps and our catalog application PartSmart. This integration provides our dealers with a powerful new opportunity to efficiently and easily automate a consistent and professional series of communications that will keep their brand, products and services at the forefront of their customers’ mind – turning one time service buyers into repeat, loyal customers.  We are continuing to make progress in establishing alliances with other providers to deliver integrated solutions that help dealers profitably grow their business.

●	Successfully complete acquisitions that align with our core strategy.

●
Although we believe organic growth will be the primary driver of our business for the foreseeable future, we continue to look for and evaluate potential targets that are in line with our strategy.  We have developed our business processes and financial profile to more easily incorporate a business combination should a desirable target became available.

The Company has made significant progress toward its strategic goals, which are reflected in its operating results, and expects to continue to deliver on its objectives during the remainder of fiscal 2012, all of which are aimed at driving double digit organic revenue growth in future years.

Summary of Operating Results

The fiscal 2012 year to date results show year over year improvements in revenue, net income and operating cash flows.  These results are a reflection of the continued execution of the Company’s strategy and include:

●
Total revenue increased 5.0% or $263,000 and 3.3% or $349,000 for the three and six month periods ended January 31, 2012, compared with the same periods last year.  Recurring revenue increased 7.4% or $319,000 and 6.8% or $583,000 for the three and six months ended January 31, 2012, compared to the same periods last year.  We sold our Agchem EDI business on March 1, 2011, which reduced our revenue by approximately $114,000 and $237,000 for the three and six month year over year periods.  Without the effects of the disposition of the Agchem EDI Business, we achieved organic revenue growth of approximately 7.4% for the quarter and 5.7% year to date, compared to the same periods last year.

●
Operating income decreased $84,000 and $33,000 for the three and six months ended January 31, 2012, compared to the same periods last year. This decline is primarily due to costs associated with our investor relations program, which was initiated in fiscal 2012, as well as investments in our infrastructure that will better position us for growth in fiscal 2013 and beyond.

●
Net income decreased $62,000 for the quarter, compared to the same quarter last year, due to a $66,000 net tax benefit related to tax NOLs in the second quarter of fiscal 2011, versus a net tax expense of $61,000 this year, which is explained in further detail under Income Taxes below.  Net income increased $111,000 for the six months ended January 31, 2012, compared to the same period last year, due to interest savings as a result of our debt restructuring.

●
Cash flows from operations decreased 26.6% or $205,000 for the quarter ended January 31, 2012, compared to the same period last year.  The decrease in cash generation was primarily due to the timing of cash collected from a large manufacturing customer and the timing of vendor payments.  Cash flows from operations increased 8.0% or $104,000 for the six months ended January 31, 2012, compared to the same period last year, due to decreased interest expense.  We utilized the $1.4 million of cash generated from operations to continue our investments in product development and our technology infrastructure as well as to pay down debt by $732,000 during the first half of fiscal 2012, compared to borrowing $38,000 for the same period last year.

We expect continued improvements in revenue for the remainder of fiscal 2012, relative to fiscal 2011, as we execute our strategies aimed at double digit revenue growth, but anticipate a year over year decline in earnings as we make investments in our infrastructure to support more rapid revenue growth.

 Revenue

The following table summarizes our recurring and non-recurring revenue by major product category:

	(Unaudited)			(Unaudited)
	Three months ended January 31			Six months ended January 31
	2012	2011	Percent Change	2012	2011	Percent Change
Catalog
Recurring revenue	$3,153	$2,960	6.5%	$6,245	$5,843	6.9%
Non-recurring revenue	234	149	57.0%	456	396	15.2%
Total catalog revenue	3,387	3,109	8.9%	6,701	6,239	7.4%
Percent of revenue recurring	93.1%	95.2%		93.2%	93.7%
Website
Recurring revenue	1,137	917	24.0%	2,218	1,862	19.1%
Non-recurring revenue	182	224	-18.8%	424	495	-14.3%
Total website revenue	1,319	1,141	15.6%	2,642	2,357	12.1%
Percent of revenue recurring	86.2%	80.4%		84.0%	79.0%
Lead generation
Recurring revenue	-	-	0.0%	-	-	0.0%
Non-recurring revenue	261	325	-19.7%	453	673	-32.7%
Total lead generation revenue	261	325	-19.7%	453	673	-32.7%
Percent of revenue recurring	0.0%	0.0%		0.0%	0.0%
Lead management
Recurring revenue	220	175	25.7%	425	346	22.8%
Non-recurring revenue	43	42	2.4%	94	63	49.2%
Total lead management revenue	263	217	21.2%	519	409	26.9%
Percent of revenue recurring	83.7%	80.6%		81.9%	84.6%
Other
Recurring revenue	142	281	-49.5%	301	555	-45.8%
Non-recurring revenue	129	165	-21.8%	295	329	-10.3%
Total catalog revenue	271	446	-39.2%	596	884	-32.6%
Percent of revenue recurring	52.4%	63.0%		50.5%	62.8%
Total
Recurring revenue	4,652	4,333	7.4%	9,189	8,606	6.8%
Non-recurring revenue	849	905	-6.2%	1,722	1,956	-12.0%
Total catalog revenue	$5,501	$5,238	5.0%	$10,911	$10,562	3.3%
Percent of revenue recurring	84.6%	82.7%		84.2%	81.5%

Total revenue increased 5.0% or $263,000 for the three months ended January 31, 2012 and 3.3% or $349,000 for the six months ended January 31, 2012, compared to the same periods last year.  Recurring revenue increased 7.4% or $319,000 for the three months ended January 31, 2012 and 6.8% or $583,000 for the six months ended January 31, 2012, compared to the same periods last year.  This increase in revenue is attributed to new sales and improvement in the Company’s rate of customer churn, which has collectively led to continued growth in its recurring revenue.  Given that a substantial portion of the Company’s revenue is subscription-based, monthly recurring revenue (“MRR”) is one of the performance indicators the Company closely monitors, as it is the key driver of future revenue growth.

Catalog

Catalog revenue is generated from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and professional services related to data conversion.  Catalog, which continues to be the Company’s largest source of revenue, increased 8.9% or $278,000 for the three months ended January 31, 2012 and 7.4% or $462,000 for the six months ended January 31, 2012, compared to the same periods last year.  The Company experienced an increase in new recurring subscription sales from our international and U.S. operations of approximately 6.5% or $193,000 and 6.9% or $402,000 for the three and six months ended January 31, 2012, compared to the same periods last year. As the Company continues to focus on MRR growth, it expects to see year over year growth in the catalog revenue for the remainder of fiscal 2012.

Website

Website revenue is generated from set-up and recurring subscription fees on the Company’s website products, as well as transaction fees from customers’ online sales generated via the websites.  Website revenue increased 15.6% or $178,000 for the three month period ended January 31, 2012 and 12.1% or $285,000 for the six month period ended January 31, 2012, compared to the same periods last year.  Recurring website revenue grew 24.0% and 19.1% for the three and six months ended January 31, 2012, respectively, compared to the same periods last year due to a 32% increase in the number of new websites during the first half of fiscal 2012, compared to the same period last year. Non-recurring website revenue decreased 18.8% or $42,000 and 14.3% or $71,000 for the three and six months ended January 31, 2012, compared to the same periods last year due to a reduction in price for website setups as part of our strategy to increase MRR.  Recurring website revenue was 86.2% and 84.0% of total website revenue for the three and six months ended January 31, 2012, compared to 80.4% and 79.0% for the same periods last year.  As the Company continues to focus on MRR growth, it expects total website revenue to show double digit growth for the remainder of fiscal 2012, over the previous year, and for these products to continue to be a long-term source of growth for the Company.

Lead Generation

Lead generation revenue is realized from the sale of the Company’s SearchEngineSmart™ (“SES”) service and is non-recurring.   Revenue from the Company’s lead generation services decreased 19.7% or $64,000 and 32.7% or $220,000 for the three and six month periods ended January 31, 2012, compared to the same periods last year.  This decrease is due to a decline in new sales of the SES service, which does not directly contribute to MRR growth, but contributes to MRR growth in the lead management and website services.

Lead Management

Lead management revenue is generated from set-up and recurring subscription fees for the use of the Company’s Footsteps™ products.  Revenue from lead management products increased 21.2% or $46,000 and 26.9% or $110,000 for the three and six month periods ended January 31, 2012, compared to the same periods last year, resulting from an increase in sales of the enhanced new releases of our lead management products.  The majority of lead management revenue is recurring in nature and increased 25.7% or $45,000 and 22.8% or $79,000 for the three and six months ended January 31, 2012, compared to the same periods last year.  The Company has launched a new platform of its Lead Management product, Footsteps Channel Connect, which offers the product’s base functionality at a low price with the option to upgrade to additional functionality, which is expected to drive growth in fiscal 2012.  This is an introduction to the Company’s freemium/premium growth strategy.

Other Revenue

Other revenue primarily consists of professional services related to software customization and website hosting fees, but also includes revenue generated from other products that are ancillary to our three core offerings.  Revenue from the divested AgChem EDI business were also included within this category prior to its sale.  Other revenue decreased 39.1% or $174,000 and 32.6% or $288,000 for the three and six months ended January 31, 2012, compared to the same periods last year, primarily due to the loss of revenue related to the divested Agchem EDI business.  Management anticipates that other revenue will fluctuate based on the timing of professional fees related to software customization.

Cost of Revenue

The Company classifies as cost of revenue those costs that are directly attributable to the provision of services to its customers. These costs include:

Software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to customers;

Direct labor, used in the provision of catalog production, product implementations and professional services revenue; and

Other direct costs, which represent amounts paid to third party vendors directly attributable to the services the Company provides its customers.

The table below breaks out cost of revenue into each of these three categories:

	(Unaudited)					(Unaudited)
	Three months ended January 31					Six months ended January 31
		Percent of		Percent of	Percent		Percent of		Percent of	Percent
	2012	Revenue	2011	Revenue	Change	2012	Revenue	2011	Revenue	Change

Amortization of capitalized software costs	350	6.4%	273	5.2%	28.2%	685	6.3%	524	5.0%	30.7%
Direct labor	388	7.1%	259	4.9%	49.9%	772	7.1%	588	5.6%	31.3%
Other direct costs	513	9.3%	554	10.6%	-7.4%	930	8.5%	1,141	10.8%	-18.5%
Total cost of revenues	1,251	22.7%	1,086	20.7%	15.2%	2,387	21.9%	2,253	21.3%	5.9%
Gross profit	$4,250	77.3%	$4,152	79.3%	2.4%	$8,524	78.1%	$8,309	78.7%	2.6%

Gross profit was $4,250,000 or 77.3% of revenue for the three months ended January 31, 2012, compared to $4,152,000 or 79.3% of revenue for the same period last year and $8,524,000 or 78.1% of revenue for the six months ended January 31, 2012, compared to $8,309,000 or 78.7% for the same period last year. The decrease in gross profit margin was primarily attributed to an increase in website and lead management software amortization and an increase in website labor costs, as we delivered more new sites and refreshments of current customer sites than we did during the same period last year.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold, but expects its gross margins to improve over time as we focus our sales efforts on the higher margin, recurring revenue products.

Gross Margins

The following table summarizes our gross profit and gross margin percentage by major product category:

	(Unaudited)			(Unaudited)
	Three months ended January 31			Six months ended January 31
	2012	2011	Percent Change	2012	2011	Percent Change
Catalog
Revenue	$3,387	$3,109	8.9%	$6,701	$6,239	7.4%
Cost of revenue	425	404	5.2%	857	801	7.0%
Gross profit	2,962	2,705	9.5%	5,844	5,438	7.5%
Gross margin percentage	87.4%	87.0%		87.2%	87.2%
Website
Revenue	1,319	1,141	15.6%	2,642	2,357	12.1%
Cost of revenue	364	241	51.0%	696	482	44.4%
Gross profit	955	900	6.1%	1,946	1,875	3.8%
Gross margin percentage	72.4%	78.9%		73.7%	79.6%
Lead generation
Revenue	261	325	-19.7%	453	673	-32.7%
Cost of revenue	214	249	-14.1%	354	532	-33.5%
Gross profit	47	76	-38.2%	99	141	-29.8%
Gross margin percentage	18.0%	23.4%		21.9%	21.0%
Lead management
Revenue	263	217	21.2%	519	409	26.9%
Cost of revenue	123	72	70.8%	234	124	88.7%
Gross profit	140	145	-3.4%	285	285	0.0%
Gross margin percentage	53.2%	66.8%		54.9%	69.7%
Other
Revenue	271	446	-39.2%	596	884	-32.6%
Cost of revenue	125	120	3.9%	246	314	-21.7%
Gross profit	146	326	-55.1%	350	570	-38.6%
Gross margin percentage	54.0%	73.1%		58.7%	64.5%
Total
Revenue	5,501	5,238	5.0%	10,911	10,562	3.3%
Cost of revenue	1,251	1,086	15.2%	2,387	2,253	5.9%
Gross profit	$4,250	$4,152	2.4%	$8,524	$8,309	2.6%
Gross margin percentage	77.3%	79.3%		78.1%	78.7%

Catalog

Catalog gross profit margin was relatively consistent with last year at 87.4% and 87.2% for the three and six months ended January 31, 2012.  The Company expects catalog margins to be relatively consistent quarter to quarter and to improve over time as the growth in recurring revenue has little incremental cost.

Website

Website gross profit margin decreased from 78.9% and 79.6% for the three and six months ended January 31, 2011 to 72.4% and 73.7% for the same periods this year.  The decline in website gross profit margin is primarily due to an increase in software amortization and an increase in website labor costs related to new website catalog production, an increase in new website implementations and free website redesigns.  The Company refreshed the look and feel of over 100 websites during the first half of fiscal 2012, compared to a minimal amount last year, as one of its renewal retention strategies.

Lead Generation

Lead generation gross profit margin decreased from 23.4% for the three months ended January 31, 2011 to 18.0% for the same period this year primarily due to the timing of advertising costs relative to the amortization of the revenue.  Lead generation gross profit margin remained consistent from 21.0% for the six months ended January 31, 2011 to 21.9% for the same period this year.

Lead Management

Lead management gross profit margin decreased from 66.8% and 69.7% for the three and six months ended January 31, 2011 to 53.2% and 54.9% for the same periods this year primarily due to an increase in software amortization of our newly enhanced lead management products.

Other Revenue

Gross profit margin on other revenue declined for the three and six months ended January 31, 2012, compared to the same periods last year primarily due to the divestiture of the Agchem business, which had very little direct cost of revenue.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category:

	(Unaudited)					(Unaudited)
	Three months ended January 31					Six months ended January 31
	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change
Sales and marketing	$1,118	20.3%	$1,084	20.7%	3.1%	$2,151	19.7%	$2,226	21.1%	-3.4%
Customer operations and support (1)	850	15.5%	922	17.6%	-7.8%	1,696	15.5%	1,711	16.2%	-0.9%
Software development and technical support (2)	490	8.9%	454	8.7%	7.9%	878	8.0%	776	7.3%	13.1%
General and administrative (3)	1,218	22.1%	1,028	19.6%	18.5%	2,326	21.3%	2,080	19.7%	11.8%
Depreciation and amortization (4)	404	7.3%	410	7.8%	-1.5%	807	7.4%	817	7.7%	-1.2%
Net operating expenses	$4,080	74.2%	$3,898	74.4%	4.7%	$7,858	72.0%	$7,610	72.1%	3.3%

(1)	Net of capitalized software development costs of $41, $43, $66 and $106 for the three and six months ended fiscal 2012 and 2011, respectively.
(2)	Net of capitalized software development costs of $384, $342, $824 and $747 for the three and six months ended fiscal 2012 and 2011, respectively.
(3)	Net of capitalized software development costs of $14, $0, $40 and $0 for the three and six months ended fiscal 2012 and 2011, respectively.
(4)	Exclusive of amortization of software products of $350, $273, $685 and $524 for the three and six months ended fiscal 2012 and 2011, respectively, which are included in cost of revenue.

Net operating expenses increased 4.7% or $182,000 and 3.3% or $248,000 for the three and six month periods ended January 31, 2012, compared to the same periods last year.  The increase was largely due to the Company’s investor relations program initiated in fiscal 2012 and the implementation of a new cloud-based, scalable ERP system.  These investments support our strategies which are aimed at double-digit revenue growth.  While net operating expenses increased year over year, they remained relatively consistent as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses increased 3.1% or $34,000 for the three months ended January 31, 2012, compared to the same period last year due to investments in branding and promotional items and elevated attendance at trade shows.  Sales and marketing expenses decreased 3.4% or $75,000 for the six months ended January 31, 2012, compared to the same period last year as a result of a decrease in commission expense in the first quarter of fiscal 2012.  Sales and marketing expenses, as a percentage of revenue, decreased from 21.1% for the first six months of fiscal 2011 to 19.7% for same period this year.

The Company measures the effectiveness of its sales teams with the customer acquisition cost (“CAC”) ratio, one of Bessemer Venture Partners’ “6C’s of Cloud Finance.”  The Company experienced an improvement in CAC ratios during the first six months of fiscal 2012, compared to the same period last year, which means that the Company is generating more incremental margin for each sales and marketing dollar spent.  These improvements in CAC were achieved by refining the Company’s sales incentive programs to better align them with the core strategy of MRR growth, as well as achieving operating efficiencies and close management of discretionary sales and marketing spending.  Sales and marketing will continue to be one of our largest expenses, as we intend to continue to invest in sales and marketing to grow our customer base and expand relationships with our existing customers during the remainder of fiscal 2012.  However, management expects sales and marketing costs to gradually decline as a percentage of revenue in future years.

Customer Operations and Support

Customer operations and support expenses are composed of server room operations, software maintenance agreements for the Company’s core network, and personnel and related costs for operations and support employees.  Customer operations and support costs decreased 7.8% or $72,000 and 0.9% or $15,000 for the three and six months ended January 31, 2012, compared to the same periods last year, due to non-capital expenses related to the data center consolidation project incurred in fiscal 2011.  Management expects customer operations and support costs to increase for the remainder of fiscal 2012, as the Company supports its revenue growth, but to decline as a percentage of revenue in future years as the Company continues to consolidate its data centers into one centralized facility, while retaining the appropriate backup facilities.

Software Development and Technical Support

The Company’s software development and technical support staff have three essential responsibilities for which the accounting treatment varies depending upon the work performed: (i) costs associated with internal software development efforts are typically capitalized as software product costs and amortized over the estimated useful lives of the product; (ii) professional services performed for customers related to software customization projects are classified as cost of revenue; and (iii) all other activities are considered operating expenses and included within the software development and technical support operating expense category.

The table below summarizes our internal software development and technical support spending:

	(Unaudited)			(Unaudited)
	Three months ended January 31			Six months ended January 31
			Percent			Percent
	2012	2011	Change	2012	2011	Change
Total software development and technical support costs	$1,317	$1,121	17.5%	$2,580	$2,198	17.4%
Less: amount capitalized as software development	(439)	(385)	14.0%	(930)	(853)	9.0%
Less: direct labor classified as cost of revenues	(388)	(282)	37.7%	(772)	(569)	35.7%
Net software development and technical support costs classified as operating expenses	$490	$454	7.9%	$878	$776	13.1%

The Company increased total software development and technical support costs by 17.5% or $196,000 and 17.4% or $382,000 for the three and six months ended January 31, 2012, compared to the same periods last year, which is consistent with the strategy to release new products, create enhancements to existing products, offer expanded data content and deliver superior services and technical support to our customers.

During the second quarter of fiscal 2012, the Company capitalized $439,000 of software development labor and overhead, versus $385,000 last year and $930,000 for the first six months of fiscal 2012 versus $853,000 during the same period last year.  The Company completed several significant product enhancements during the quarter and is working on several new enhancements expected to be released in the upcoming quarters, which it anticipates will increase future revenue for the Company.

Management expects total spending for software development and technical support to continue to increase for the remainder of fiscal 2012 as the Company continues to focus on our core strategy of product enhancement and innovation. The Company expects fluctuations in the amount of software development and technical support costs classified as operating expenses from period to period, as the mix of research and prototype work versus capitalized software development and professional services activities will change, even if total software development and technical support departmental costs remain relatively constant.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs increased 18.6% or $191,000, for the quarter and 11.9% or $247,000 for the six month period ended January 31, 2012, compared to the same periods last year.  As a percentage of revenue, general and administrative expenses increased from 19.7% in the first half of fiscal 2011 to 21.3% in the first half of this year.  The increase was largely due to the Company’s investor relations program initiated in fiscal 2012, which is designed to increase ARI’s visibility within the investment community in an effort to boost our liquidity and ultimately increase our share price.  Also contributing to the increase is the implementation of a new cloud-based, scalable ERP system which will provide the technology to (i) provide on-line sales of our products and services; (ii) interface the on-line sales and transaction fees directly into our billing system; and (iii) provide our customers and sales and support teams immediate access to data from any device, including mobile units.  Management expects general and administrative expenses to increase for the remainder of fiscal 2012 over the previous year due to these investments designed to grow revenue at a much quicker pace and support strategies aimed at double-digit revenue growth.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenue.  Depreciation and amortization expense remained relatively the same for the three and six month periods ended January 31, 2012, compared to the same periods last year.

Interest Expense

Interest expense decreased 70.9% from $203,000 for the three months ended January 31, 2011 to $59,000 for the same period this year and decreased 70.0% from $404,000 for the six months ended January 31, 2011 to $121,000 for the comparable period this year.  On July 27, 2011 the Company entered into a Loan and Security Agreement (described in Note 4 to the consolidated financial statements) with Fifth Third Bank (“Fifth Third”), the proceeds of which were used to pay off the Channel Blade note, which bore a 14% interest rate, in full. The Fifth Third note bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0%, and matures on July 27, 2014.  The effective interest rate on the note was 4.30% at January 31, 2012.  As a result of the debt refinancing, management expects to see a significant reduction in interest expense during the remainder of fiscal 2012, compared to fiscal 2011.

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

The Company recorded income tax expense of $61,000 during the three months ended January 31, 2012, compared to income tax benefit of $66,000 for the same period last year.  Income tax expense was $229,000 for the six months ended January 31, 2012, compared to $79,000 for the same period last year.  The primary driver of this variance is due to the change in estimate related to the valuation allowance of a benefit of $137,000 recorded in the second quarter of fiscal 2011, compared to a benefit of $21,000 for the same period this year.  Income tax expense may vary from period to period as the Company continues to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:

	(Unaudited)			(Unaudited)
	Three months ended January 31			Six months ended January 31
			Percent			Percent
	2012	2011	Change	2012	2011	Change
Net cash provided by operating activities	$540	$770	-29.9%	$1,375	$1,296	6.1%
Net cash used in investing activities	(424)	(496)	14.5%	(962)	(1,045)	7.9%
Net cash provided by (used in) financing activities	(282)	98	-387.8%	(720)	44	-1736.4%
Effect of foreign currency exchange rate changes on cash	9	(6)	n/a	14	(6)	n/a

Net change in cash	$(157)	$366	-142.9%	$(293)	$289	-201.4%

Cash at end of period	$841	$1,227	-31.5%	$841	$1,227	-31.5%

The Company used $157,000 and $293,000 of total cash to operate our business during the three and six months ended January 31, 2012, compared to generating cash of $366,000 and $289,000 during the same periods last year.  The decline in cash was driven by year to date debt payments of $732,000 during fiscal 2012, compared to net borrowings of $38,000 during the same period last year.

Net cash provided by operating activities decreased 29.9% or $230,000 for the quarter ended January 31, 2012, compared to the same period last year.  The decrease in cash generation was primarily due to the timing of cash collected from a large manufacturing customer and the timing of vendor payments.  Net cash provided by operating activities increased 6.1% or $79,000 for the six months ended January 31, 2012, compared to the same period last year due to a decrease in interest expense.

Cash used in investing activities decreased from $496,000 for the for the quarter ended January 31, 2011, compared to $424,000 for the same period this year, and decreased from $1,045,000 for the six months ended January 31, 2011 to $962,000 for the same period this year.  The decline in cash used in investing is due to the offsetting cash received from the divestiture of our Agchem business.  The Company continues to invest cash in the business, primarily for the development of new products and upgrades of existing products, as well as upgrading the technology infrastructure and consolidating data centers.  Although the Company will continue to invest in the business, management expects cash used in investing activities to fluctuate from period to period based on the level of software development activities as well as the timing of other capital expenditures.

The Company used cash in financing activities of $282,000 and $720,000 for the three and six months ended January 31, 2012 to pay down the line of credit to $0 and make scheduled note payments, compared to net borrowings of $98,000 and $44,000 for the same periods last year.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under the Company’s line of credit with Fifth Third, are sufficient to fund the Company’s needs over the next twelve months.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.  Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to it, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is accumulated and communicated to its management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended January 31, 2012.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in full detail in Item 1A of its annual report on Form 10-K for the fiscal year ended July 31, 2011.  There have been no significant changes to the risks described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Employment Agreement, executed as of December 21, 2011, between Jeffrey E. Horn and ARI Network Services, Inc.

10.2	Change of Control Agreement, dated December 21, 2011, between Jeffrey E. Horn and ARI Network Services, Inc.

10.3	Employment Agreement, executed as of December 12, 2011, between Jon M. Lintvet and ARI Network Services, Inc.

10.4	Change of Control Agreement, dated December 12, 2011, between Jon M. Lintvet and ARI Network Services, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2012.

ARI NETWORK SERVICES, INC.
(Registrant)

By:	/s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ Darin R. Janecek
Darin R. Janecek
Vice President of Finance and Chief Financial Officer