Form 10-Q
period 2012-04-30
ARI NETWORK SERVICES INC /WI
filed 2012-06-14
CIK 879796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________________to____________________

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
YES ☐ NO ☑

As of June 6, 2012 there were 8,036,150 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2012
INDEX

Item1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2012	2011
Current assets:
Cash and cash equivalents	$486	$1,134
Trade receivables, less allowance for doubtful accounts of $256 and $383 at April 30, 2012 and July 31, 2011, respectively	1,389	1,179
Work in process	183	169
Prepaid expenses and other	760	802
Deferred income taxes	2,832	2,693
Total current assets	5,650	5,977
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,736	2,304
Leasehold improvements	584	558
Furniture and equipment	2,178	2,000
	5,498	4,862
Less accumulated depreciation and amortization	3,608	2,988
Net equipment and leasehold improvements	1,890	1,874
Capitalized software product costs:
Amounts capitalized for software product costs	17,898	16,693
Less accumulated amortization	14,917	13,878
Net capitalized software product costs	2,981	2,815
Deferred income taxes	2,080	2,607
Other long term assets	306	346
Other intangible assets	1,553	2,041
Goodwill	5,439	5,439
Total assets	$19,899	$21,099

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2012	2011
Current liabilities:
Current borrowings on line of credit	$-	$245
Current portion of long-term debt	1,000	917
Accounts payable	647	561
Deferred revenue	5,044	5,282
Accrued payroll and related liabilities	584	1,264
Accrued taxes	27	106
Other accrued liabilities	554	473
Current portion of capital lease obligations	136	127
Total current liabilities	7,992	8,975
Non-current liabilities:
Long-term debt	3,222	4,083
Capital lease obligations	94	210
Total non-current liabilities	3,316	4,293
Total liabilities	11,308	13,268

Shareholders' equity:
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	-	-

Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	-	-

Common stock, par value $.001 per share, 25,000,000 shares authorized; 8,034,350 and 7,901,774 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	8	8
Common stock options	1,202	1,092
Additional paid-in capital	95,921	95,834
Accumulated deficit	(88,521)	(89,064)
Other accumulated comprehensive loss	(19)	(39)
Total shareholders' equity	8,591	7,831
Total liabilities and shareholders' equity	$19,899	$21,099

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2012	2011	2012	2011
Net revenue	$5,712	$5,354	$16,623	$15,916
Cost of revenue	1,378	1,095	3,765	3,348
Gross profit	4,334	4,259	12,858	12,568
Operating expenses:
Sales and marketing	1,121	946	3,272	3,172
Customer operations and support	800	834	2,496	2,545
Software development and technical support (net of capitalized software product costs)	467	351	1,345	1,127
General and administrative	1,304	1,011	3,630	3,091
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	315	442	1,122	1,259
Net operating expenses	4,007	3,584	11,865	11,194
Operating income	327	675	993	1,374
Other income (expense):
Interest expense	(40)	(192)	(161)	(596)
Other, net	79	435	96	441
Total other income (expense)	39	243	(65)	(155)
Income before provision for income tax	366	918	928	1,219

Income tax (expense) benefit	(156)	(402)	(385)	(481)
Income from continuing operations	210	516	543	738
Discontinued operations, net of tax	-	25	-	25
Net income	$210	$541	$543	$763

Net income per common share:
Basic	$0.03	$0.07	$0.07	$0.10
Diluted	$0.03	$0.07	$0.07	$0.10

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	(Unaudited)
	Nine months ended April 30
	2012	2011
Operating activities
Net income	$543	$763
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,039	815
Amortization of discount related to present value of earnout	(35)	-
Depreciation and other amortization	1,122	1,259
Gain on disposal of a component of the business	(70)	(433)
Provision for bad debt allowance	44	46
Deferred income taxes	348	475
Stock based compensation related to stock options	110	91
Stock issued as contribution to 401(k) plan	55	59
Net change in assets and liabilities:
Trade receivables	(261)	104
Work in process	(14)	(27)
Prepaid expenses and other	(32)	58
Other long term assets	40	(3)
Accounts payable	86	(170)
Deferred revenue	(238)	(429)
Accrued payroll and related liabilities	(666)	(404)
Accrued taxes	(39)	(9)
Other accrued liabilities	81	(37)
Net cash provided by operating activities	2,113	2,158
Investing activities
Purchase of equipment, software and leasehold improvements	(479)	(414)
Cash received from disposition of a component of the business	179	80
Software developed for internal use	(157)	(145)
Software development costs capitalized	(1,205)	(1,133)
Net cash used in investing activities	(1,662)	(1,612)
Financing activities
Borrowings (repayments) under line of credit	(245)	(525)
Payments under long-term debt	(778)	-
Payments of capital lease obligations	(107)	(157)
Proceeds from issuance of common stock	20	6
Net cash provided by (used in) financing activities	(1,110)	(676)
Effect of foreign currency exchange rate changes on cash	11	(4)
Net change in cash and cash equivalents	(648)	(134)
Cash and cash equivalents at beginning of period	1,134	938
Cash and cash equivalents at end of period	$486	$804
Cash paid for interest	$186	$599
Cash paid for income taxes	$84	$15

Noncash investing and financing activities
Accrued earn-out receivable related to disposition of a component of the business	$43	$403
Net current liabilities related to disposition of a component of the business	-	(50)
Issuance of common stock related to payment of executive compensation	12	20

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

Significant Accounting Policies

Our accounting policies are fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2011, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2011.  There were no changes to our accounting policies during the three and nine months ended April 30, 2012.

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

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the statement of income, are expensed as incurred.  Total advertising costs were $41,000 and $25,000 for the three months ended April 30, 2012 and 2011 and $93,000 and $68,000 for the nine months ended April 30, 2012 and 2011.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with GAAP.   We had no legal provisions for the three or nine months ended April 30, 2012 and 2011, respectively.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2012	2011	2012	2011

Income from continuing operations	$210	$516	$543	$738
Income from discontinued operations	-	25	-	25
Net income	$210	$541	$543	$763

Weighted-average common shares outstanding	8,020	7,901	7,984	7,839
Effect of dilutive stock options	237	11	45	11
Diluted weighted-average common shares outstanding	8,257	7,912	8,029	7,850

Earnings per share - basic:
Income from continuing operations	$0.03	$0.07	$0.07	$0.10
Income from discontinued operations	-	-	-	-
Net income	$0.03	$0.07	$0.07	$0.10

Earnings per share - diluted:
Income from continuing operations	$0.03	$0.07	$0.07	$0.10
Income from discontinued operations	-	-	-	-
Net income	$0.03	$0.07	$0.07	$0.10

Options that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	328	1,522	1,085	1,522

3.	Stock-based Compensation Plans

 Stock Option Plans

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $67,000 and $110,000 during the three and nine month periods ended April 30, 2012 and approximately $32,000 and $91,000 for the same periods last year.  There was approximately $283,000 and $127,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of April 30, 2012 and 2011, respectively.  There were no capitalized stock-based compensation costs at April 30, 2012 or July 31, 2011.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and nine months ended April 30, 2012 and 2011, respectively:

	Three months ended April 30		Nine months ended April 30
	2012	2011	2012	2011
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	2.0%	3.4%	2.1%	2.8%
Expected volatility	126.8%	108.8%	124.5%	103.4%
Expected forfeiture rate	36.9%	23.3%	22.9%	17.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average estimated fair value of options granted during the period	$1.45	$0.58	$1.07	$0.57

1991 and 1993 Stock Option Plans

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

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The  2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three and nine months ended April 30, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 1/31/11	1,385,119	$1.33	6.41	$35,575
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(92,775)	1.21	n/a	n/a
Outstanding at 4/30/11	1,292,344	$1.34	6.39	$10,535
Exercisable at 4/30/11	893,028	$1.52	5.44	$10,175

Outstanding at 1/31/12	1,157,269	$1.38	5.59	$298,444
Granted	-	n/a	n/a	n/a
Exercised	(17,100)	0.83	n/a	n/a
Forfeited	(22,000)	0.86	n/a	n/a
Outstanding at 4/30/12	1,118,169	$1.40	5.31	$304,174
Exercisable at 4/30/12	957,702	$1.51	4.84	$175,101

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Granted	146,100	0.64	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(123,737)	1.24	n/a	n/a
Outstanding at 4/30/11	1,292,344	$1.34	6.39	$10,535
Exercisable at 4/30/11	893,028	$1.52	5.44	$10,175

Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Granted	-	n/a	n/a	n/a
Exercised	(38,050)	0.72	n/a	n/a
Forfeited	(80,114)	1.10	n/a	n/a
Outstanding at 4/30/12	1,118,169	$1.40	5.31	$304,174
Exercisable at 4/30/12	957,702	$1.51	4.84	$175,101

The range of exercise prices for options outstanding under the 2000 Plan was $0.15 to $2.74 at April 30, 2012 and 2011, respectively.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/11	422,816	$0.94
Granted	-	n/a
Vested	(625)	0.81
Forfeited	(22,875)	0.83
Non-vested at 4/30/11	399,316	$0.94

Non-vested at 1/31/12	175,717	$0.75
Granted	-	n/a
Vested	(875)	0.77
Forfeited	(14,375)	0.83
Non-vested at 4/30/12	160,467	$0.75

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	282,528	$1.09
Granted	146,100	0.64
Vested	(1,125)	1.08
Forfeited	(28,187)	0.85
Non-vested at 4/30/11	399,316	$0.94

Non-vested at 7/31/11	181,092	$0.75
Granted	-	n/a
Vested	(1,125)	0.79
Forfeited	(19,500)	0.82
Non-vested at 4/30/12	160,467	$0.75

The weighted average remaining vesting period was .93 and 1.12 years at April 30, 2012 and 2011, respectively.

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

•	a maximum term of ten (10) years for options and stock appreciation rights;
•
a maximum of 325,000 of the shares available for issuance under the 2010 Plan can be in the form of restricted shares or restricted stock units, and the 2010 Plan does not have liberal share counting provisions (such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan); and

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three and nine months ended April 30, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 1/31/11	24,500	$0.65	9.97	$2,330
Granted	11,000	$0.62	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 4/30/11	35,500	$0.65	9.79	$-
Exercisable at 4/30/11	-	n/a	n/a	n/a

Outstanding at 1/31/12	259,917	$0.94	9.65	$145,492
Granted	60,000	$1.51	n/a	n/a
Exercised	(3,250)	0.66	n/a	n/a
Forfeited	(2,750)	0.68	n/a	n/a
Outstanding at 4/30/12	313,917	$1.05	9.51	$155,783
Exercisable at 4/30/12	16,688	$0.66	8.88	$14,795

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	-	n/a	n/a	n/a
Granted	35,500	0.65	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 4/30/11	35,500	$0.65	9.79	$-
Exercisable at 4/30/11	-	n/a	n/a	n/a

Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Granted	270,667	1.11	n/a	n/a
Exercised	(3,250)	0.66	n/a	n/a
Forfeited	(7,750)	0.63	n/a	n/a
Outstanding at 4/30/12	313,917	$1.05	9.51	$155,783
Exercisable at 4/30/12	16,688	$0.66	8.88	$14,795

The range of exercise prices for options outstanding under the 2010 Plan was $0.575 to $1.51 and $0.595 to $0.660 at April 31, 2012 and 2011, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/11	24,500	$0.65
Granted	11,000	0.62
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 4/30/11	35,500	$0.65

Non-vested at 1/31/12	238,729	$0.97
Granted	60,000	1.51
Vested	-	n/a
Forfeited	(1,500)	0.75
Non-vested at 4/30/12	297,229	$1.08

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	-	n/a
Granted	35,500	0.65
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 4/30/11	35,500	$0.65

Non-vested at 7/31/11	32,937	$0.67
Granted	270,667	1.11
Vested	-	n/a
Forfeited	(6,375)	0.64
Non-vested at 4/30/12	297,229	$1.08

The weighted average remaining vesting period was 1.3 and 1.16 years at April 30, 2012 and 2011, respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, of which 185,156 and 177,439 of the shares have been issued as of April 30, 2012 and July 31, 2011, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

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

On July 27, 2011, the Company entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (“Fifth Third”).  Pursuant to the terms of the Agreement, Fifth Third extended to the Company credit facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 term loan facility (the “Term Loan” and, together with the Revolving Loan, the “Credit Facilities”), which matures on July 27, 2014.  Each of the credit facilities bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0% (effective rate of 4.24% as of April 30, 2012).  There was $0 outstanding and $1,500,000 available on the Revolving Loan as of April 30, 2012.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities (other than employee and director options, employee benefit plans, and other compensation programs), and make distributions to its shareholders.  Financial covenants include a minimum fixed charge coverage ratio, as defined in the Agreement, of 1.2, and a senior leverage (maximum senior funded indebtedness to EBITDA) ratio, as defined in the Agreement, of 2.0.  The Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiaries.  The Company was in compliance with its debt covenants as of April 30, 2012.

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

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of April 30, 2012 and audited balance sheet as of July 31, 2011 (in thousands):

	April 30	July 31
	2012	2011

Long-term debt	$4,222	$5,000
Less current maturities	(1,000)	(917)
Long-term debt, non-current	$3,222	$4,083

Principal and interest on the Term Loan will be repaid in fixed monthly principal installments of $83,333 plus accrued but unpaid interest on the unpaid principal balance commencing on September 1, 2011 through July 1, 2014, with a final balloon payment due July 27, 2014.  Mandatory prepayments of the Credit Facilities will be required in the amount of 50% of the Company’s excess cash flow for each six-month period ending January 31 and July 31 until the debt is paid in full.  Excess cash flow is defined as the remainder of net income plus interest, taxes, depreciation and amortization expense for such period, minus cash taxes paid, capital expenditures incurred, capitalized software costs and scheduled payments of principal and interest charges.

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

7.	Income Taxes

The unaudited provision for income taxes for the three and nine months ended April 30, 2012 and 2011 is composed of the following (in thousands):

	(Unaudited)		(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2012	2011	2012	2011
Current:
Federal	$(8)	$-	$(8)	$-
State	(13)	(12)	(35)	(22)
Change in the estimated deferred tax asset valuation allowance	-	-	21	137
Deferred, net	(135)	(390)	(363)	(596)
Income tax benefit (expense) from continuing operations	$(156)	$(402)	$(385)	$(481)
Income tax benefit (expense) from discontinued discontinued operations	$-	$(15)	$-	$(15)

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

As of April 30, 2012, we had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $11,500,000 and $6,905,000, respectively, which expire as follows:

Year ended July 31,*	Federal	State
2012†	$918	$1,244
2013	2,746	1,841
2014	-	482
2015	-	3,258
2019	843	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$11,500	$6,905

* Years not shown have no amounts that expire.
† Was reduced for current year estimated usage/expiration for the nine months ended April 30, 2012.

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

The Company recorded a benefit related to a net change in estimate on our valuation allowance of approximately $21,000 and $137,000 during the second quarter of fiscal 2012 and 2011, respectively, as a result of our semi-annual evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.  There was no such evaluation of net deferred tax assets performed during the quarters ended April 30, 2012 or 2011.  We will continue to evaluate the realizability of our deferred tax assets on a semi-annual basis.

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

	Three months ended April 30, 2012
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,523	$189	$-		$5,712
Revenue - intercompany	66	8	(74)	1	-
Cost of revenue	1,361	91	(74)	1	1,378
Operating expense	3,859	148	-		4,007
Interest expense	40	19	(19)	2	40
Other expense (income)	(98)	-	19	2	(79)
Income (loss) before provision for income taxes	$427	$(61)	$-		$366

	Nine months ended April 30, 2012
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$16,034	$589	$-		$16,623
Revenue - intercompany	206	26	(232)	1	-
Cost of revenue	3,704	293	(232)	1	3,765
Operating expense	11,482	383	-		11,865
Interest expense	161	94	(94)	2	161
Other expense (income)	(189)	(1)	94	2	(96)
Income (loss) before provision for income taxes	$1,082	$(154)	$-		$928

	As of April 30, 2012
	United States	Netherlands	Eliminations		Consolidated

Total assets	$21,378	$161	$(1,640)	3	$19,899

1	The Netherlands segment charges the United States segment for customer support services and the United States segment charges the Netherlands segment for software royalties.
2	The United States segment charges the Netherlands segment for interest on the intercompany loan at a rate of 4.24%.
3	Net intercompany receivable due from the Netherlands.

	Three months ended April 30, 2011
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,148	$206	$-		$5,354
Revenue - intercompany	-	-	-		-
Cost of revenue	1,068	27	-		1,095
Operating expense	3,399	185	-	1	3,584
Interest expense	192	-	-		192
Other expense (income)	(435)	-	-		(435)
Income (loss) before provision for income taxes	$924	$(6)	$-		$918

	Nine months ended April 30, 2011
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$15,337	$579	$-		$15,916
Revenue - intercompany	-	-	-		-
Cost of revenue	3,272	76	-		3,348
Operating expense	10,616	578	-	1	11,194
Interest expense	596	-	-		596
Other expense (income)	(441)	-	-		(441)
Income (loss) before provision for income taxes	$1,294	$(75)	$-		$1,219

	As of July 31, 2011
	United States	Netherlands	Eliminations		Consolidated

Total assets	$22,360	$333	$(1,594)	2	$21,099

1	The United States segment charges the Netherlands segment for software royalties at 35% of revenue, which off-set in the overhead elimination and are included in the United States receivables.
2	Net intercompany receivable due from the Netherlands.

9.	Disposition of a Component of an Entity

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

The fair value of the earn-out was originally estimated at $580,000 less an imputed discount of $97,000, based on the present value of the estimated earn-out payments (the “Earn-Out Receivable”), discounted at 14%, which was the prevailing rate of interest charged on the Company’s debt at the time of the sale.  The discount is amortized to interest income, which is included in other income on the consolidated statement of income, over the life of the earn-out.

An assessment of the expected future cash flows of the Earn-Out Receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain in other expense (income). The Company recorded a benefit of approximately $70,000 during the quarter ended April 30, 2012.

The remaining earn-out receivable includes $170,000 in prepaid expenses and other and $140,000 in other long term assets on the unaudited balance sheet at April 30, 2012, with estimated receivables as follows:

Year Ending July 31,
2012	$80
2013	144
2014	86
2015	48
Estimated Receipts	358
Less imputed interest	(48)
Present value of Earnout	$310

The following table shows changes in the earn-out receivable during the three and nine months ended April 30, 2012 and 2011 respectively:

	Three months ended April 30		Nine months ended April 30
	2012	2011	2012	2011
Beginning Balance	$228	$-	$384	$-
Present value of estimated earnout receivable	-	483	-	483
Change in estimate	70	-	70	-
Net receipts	-	(122)	(179)	(122)
Imputed interest recognized	12	-	35	-
Ending Balance	$310	$361	$310	$361

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and nine months ended April 30, 2012 and 2011, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2011, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview of Business

ARI Network Services, Inc. (“ARI” or the “Company”) is a leader in creating, marketing, and supporting SaaS and DaaS solutions that connect consumers, dealers, distributors and manufacturers in the vertical markets we serve - our Community.  We empower our Community of powersports, outdoor power, marine, RV, and white goods customers to efficiently service and sell more whole goods and parts, garments, and accessories (“PG&A”) around the world.  We estimate that approximately 18,000 equipment dealers, 125 manufacturers, and 150 distributors worldwide leverage our technology to drive revenue, reduce costs and increase customer satisfaction.

Our Solutions

Our suite of software, SaaS and DaaS solutions is designed to help our customers sell more wholegoods, parts, garments and accessories.  Our suite of products and services includes:

•
Lead Generation – SearchEngineSmart™ is a service that ARI offers to our customers that is designed to drive more traffic to our customers’ websites with the intent to convert that traffic into leads for whole goods (for example, a motorcycle, mower, boat or RV), or into sales of PG&A.  We generate revenue for this product via a service fee and fees for the use of ad words.

•
Lead Management – Footsteps™ is ARI’s award-winning SaaS solution that is designed to facilitate converting web traffic into a lead, effectively and efficiently follow up on that lead, and turn that lead into a sale.  We generate revenue from this product via recurring subscription fees and transaction fees for the use of the product’s integrated email marketing tools.

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

Customer Service and Support

Customer support is a critical part of our strategy as it is essential to retaining our existing customer base and reducing the level of customer attrition or “churn”.  We maintain customer support operations in each of the Company’s four locations our support representatives are available via telephone or email.  We also maintain a customer satisfaction and renewal team that focuses on proactively reaching out to customers to ensure that our customers are satisfied and are receiving the most value possible from the services we provide.

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

Breadth and Depth of Published Content

The breadth and depth of our catalog content, as well as our ability to enhance and efficiently publish manufacturers’ PG&A data as it becomes available, provides ARI with a critical competitive advantage.  Our electronic catalog content enables multi-line dealers to easily access catalog content for multiple manufacturers using a single software platform.  This advantage, which saves our customers significant time, provides "stickiness" to our catalog customer base that allows us to efficiently and cost effectively nurture our existing customers while devoting resources to develop new products and services, enabling us to grow our revenue per customer as well as our overall customer base.

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

We believe that the advantages of our products and services enable us to compete effectively and sustainably in our core markets.

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

Several of the markets we serve, including power sports, marine, and RV, are closely tied to the state of the overall economy, given the consumer spending nature of the products in those verticals.  In fiscal 2010, we experienced an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  Our customer churn rates improved in these markets during fiscal 2011 and 2012, not only due to operating improvements by the company, but in part due to a more favorable economic impact in those markets.  As noted earlier, It is also important to note that the effects of a difficult economic environment are somewhat softened by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our eCatalogs provided to customers via our catalog parts lookup products and our website products.

We are subject to cyber-security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.  There is an increased dependence on digital technologies by companies and an increasing frequency and severity of cyber incidents. Our business involves the storage and transmission of customers’ personal information, consumer preferences and credit card information. We also use mobile devices, social networking and other online activities to connect with our customers. While we have implemented measures to prevent security breaches and cyber incidents, and have insurance coverage for such incidents, given the ever-increasing abilities of those intent on breaching cyber-security measures and given our reliance on the security and other efforts of third-party vendors, the total security effort at any point in time may not be completely effective and any such security breaches and cyber incidents could adversely affect our business.

Our Strategy

ARI’s strategy is to develop, sell and support technology enabled solutions to help customers in selected vertical markets increase sales of OEM parts, PG&A and whole goods.  Our competitive advantages are the quality and quantity of the content we deliver, which are key factors in converting web based and foot traffic into a sale or lead.  Our business model is to deliver our solutions via the SaaS and DaaS platforms focused on recurring revenue via subscriptions, transaction revenue for use of the services and subscription based business analytic tools.  It is our intention to drive double digit revenue growth by focusing on the four strategic foundations outlined in our fiscal 2011 annual report; below is a summary progress report for the nine months ended April 30, 2012:

•	Nurture and retain existing customers through world-class customer service and product feature upgrades;

➢
We made several improvements during the first nine months of fiscal 2011 in the area of customer support.  We have focused our teams into two groups: one focused on servicing the specific needs of our manufacturers and distributors, and the other servicing the specific needs of our dealers; and through cross training, each team can now support multiple product lines, thereby providing service to our customers more quickly.  We have also expanded our renewal team to proactively contact our customers on a regular basis and enhanced our on-line knowledge base, providing information to our customers in order to give them access to around-the-clock support. Additionally, we are investing in technology designed to increase the efficiency and effectiveness of our service teams and provide customers with on-line chat capabilities.

➢
We are implementing a new cloud-based, scalable technology infrastructure designed to (i) provide on-line sales of our products and services; (ii) interface the on-line sales and transaction fees directly into our billing system; and (iii) provide our customers, as well as our sales and support teams, immediate access to data from any device, including mobile units.

➢
We have made improvements to our website hosting stability, provided over 200 free website redesigns to our current customers and have provided internet updating capabilities to all of our products. In addition, we developed the technology for our customers to easily convert and upload a custom catalog to be viewed using our products.

➢
As a result of these accomplishments, we have seen a 14.9% improvement in our churn rate and a 7.8% increase in our recurring revenue for the nine months ended April 30, 2012, versus the same period last year.  Our recurring revenue has increased over the previous quarter for the past seven quarters and is now 84% of total revenue.  We continue to focus on driving recurring revenue, as a percentage of total revenue, to over 90% of overall revenue.

•	Drive organic growth through innovative new service offerings, differentiated content and geographic expansion;

➢
In the first quarter of fiscal 2012, we established an “invention factory”, which is a team solely focused on designing new innovative products and feature upgrades to our software products. The invention factory has allowed us to focus on the specific needs of our customers and to more rapidly deploy this technology through new releases.

➢
We recently deployed new versions of our lead management product, Footsteps Essentials™, which has the capability to allow customers to add feature upgrades, such as Footsteps Professional™ and ChannelConnect™, all of which are now integrated with our catalog products.

➢
We released a new mobile version of our OEM eCatalog product and have enhanced our website products to include expanded social media sharing tools, mobile unit brochures and SEO tool enhancements and have continued work to expand our DaaS product offerings.

➢
Many of these services support our new freemium/premium go-to-market strategy, which electronically provides a base version of our products and services to a large number of customers at a little or no cost, with a built-in option to upgrade feature enhancements at a premium price.  We expect this to allow us to increase our sales electronically, with little incremental cost.

➢
We signed agreements to provide five new manufacturer parts catalog offerings in the outdoor power equipment and powersports verticals during the first half of fiscal 2012, which contributed to the addition of 235 new dealers to our recurring revenue base and created over 1,600 new dealer opportunities to our sales team.

•	Lead the market with open integration to related platforms, including business management systems;

➢
We signed two new reseller agreements in the third quarter of fiscal 2012; (i) with a Business Management System (“BMS”) company, which opens the door to more than 200 new subscriptions and 600 new FootSteps users in the marine and RV verticals, and (ii) with another BMS company which has the potential to add more than 300 new PartStream subscriptions in the outdoor power and powersports verticals.  In the second quarter of fiscal 2012, we signed a reseller agreement with a web development company to integrate our lead management product with their products, representing over 150 new dealer opportunities in the Marine and RV verticals.

➢
We signed a new DataStream agreement with a national retailer that has over 1,200 locations servicing the outdoor power industry, which aligns perfectly with our core strategy of leveraging our comprehensive library of parts data at relatively little cost.

➢
Earlier this fiscal year, we completed integration between FootSteps and our catalog application PartSmart. This integration provides our dealers with a powerful new opportunity to efficiently and easily automate a consistent and professional series of communications that will keep their brand, products and services at the forefront of their customers’ mind – turning one time service buyers into repeat, loyal customers.  We are continuing to make progress in establishing alliances with other providers to deliver integrated solutions that help dealers profitably grow their business.

•	Successfully complete acquisitions that align with our core strategy.

➢
Although we believe organic growth will be the primary driver of our business for the foreseeable future, we continue to look for and evaluate potential targets that are in line with our strategy.  We have developed our business processes and financial profile to more easily incorporate a business combination should a desirable target become available.

The Company has made significant progress toward its strategic goals, which are reflected in its operating results, and expects to continue to deliver on its objectives during the remainder of fiscal 2012, all of which are aimed at driving double digit organic revenue growth in future years.

Summary of Operating Results

The fiscal 2012 year to date results show year over year improvement in revenue growth and a decline in earnings as the Company makes planned investments in its products, technology infrastructure and investor relations program.  These results are in line with the execution of the Company’s strategy and include:

•
Total revenue increased 6.7% or $358,000 and 4.4% or $707,000 for the three and nine month periods ended April 30, 2012, compared with the same periods last year.  Recurring revenue increased 9.8% or $425,000 and 7.8% or $1,008,000 for the three and nine months ended April 30, 2012, compared to the same periods last year.  We sold our Agchem EDI business on March 1, 2011, which reduced our revenue by approximately $38,000 and $276,000 for the three and nine month year over year periods.  Without the effects of the disposition of the Agchem EDI Business, we achieved organic revenue growth of approximately 7.5% for the quarter and 6.3% year to date, compared to the same periods last year.

•
Operating income decreased $348,000 and $381,000 for the three and nine months ended April 30, 2012, compared to the same periods last year. This decline is primarily due to an increase in general and administrative expenses related to employee benefits and a one-time charge for director fees, as well as investments in our new investor relations program and the development of a new cloud-based ERP system.  These investments support our strategies aimed at double-digit revenue growth and increasing shareholder value.

•
Net income decreased $331,000 for the quarter and $220,000 year to date, compared to the same periods last year, due to the decrease in operating income, a $433,000 gain recognized in the third quarter of fiscal 2011, compared to a $70,000 gain in the third quarter of fiscal 2012 related to the AgChem divestiture, offset in part by a decrease in interest expense and income taxes.

•
Cash flows from operations decreased 14.4% or $124,000 for the quarter ended April 30, 2012, compared to the same period last year.  Cash flows from operations decreased 2.1% or $45,000 for the nine months ended April 30, 2012, compared to the same period last year. We utilized the cash generated from operations to invest in product development and our technology infrastructure as well as to pay down debt by $1,130,000 during the first nine months of fiscal 2012, compared to $1,692,000 of technology investment and $682,000 of debt repayments in fiscal 2011.

We expect continued improvements in revenue for the remainder of fiscal 2012, relative to fiscal 2011, as we execute our strategies aimed at double digit revenue growth, but anticipate a year over year decline in earnings as we make investments in our infrastructure to support more rapid revenue growth.

 Revenue

The following table summarizes our recurring and non-recurring revenue by major product category:

	(Unaudited)			(Unaudited)
	Three months ended April 30			Nine months ended April 30
	2012	2011	Percent Change	2012	2011	Percent Change
Catalog
Recurring revenue	$3,206	$2,974	7.8%	$9,451	$8,817	7.2%
Non-recurring revenue	154	177	-12.8%	610	573	6.5%
Total catalog revenue	3,360	3,151	6.6%	10,061	9,390	7.1%
Percent of revenue recurring	95.4%	94.4%		93.9%	93.9%
Website
Recurring revenue	1,219	1,027	18.6%	3,437	2,890	18.9%
Non-recurring revenue	232	281	-17.3%	656	775	-15.4%
Total website revenue	1,451	1,308	10.9%	4,093	3,665	11.7%
Percent of revenue recurring	84.0%	78.6%		84.0%	78.9%
Lead generation
Recurring revenue	-	-	0.0%	-	-	0.0%
Non-recurring revenue	365	241	51.5%	818	914	-10.5%
Total lead generation revenue	365	241	51.5%	818	914	-10.5%
Percent of revenue recurring	0.0%	0.0%		0.0%	0.0%
Lead management
Recurring revenue	216	197	9.7%	641	543	18.1%
Non-recurring revenue	34	50	-32.2%	128	113	13.0%
Total lead management revenue	250	247	1.2%	769	656	17.2%
Percent of revenue recurring	86.4%	79.7%		83.4%	82.7%
Other
Recurring revenue	138	156	-11.3%	439	711	-38.2%
Non-recurring revenue	148	251	-41.1%	443	580	-23.7%
Total catalog revenue	286	407	-29.7%	882	1,291	-31.7%
Percent of revenue recurring	48.3%	38.2%		49.8%	55.0%
Total
Recurring revenue	4,779	4,354	9.8%	13,968	12,960	7.8%
Non-recurring revenue	933	1,000	-6.7%	2,655	2,956	-10.2%
Total revenue	$5,712	$5,354	6.7%	$16,623	$15,916	4.4%
Percent of revenue recurring	83.7%	81.3%		84.0%	81.4%

Total revenue increased 6.7% or $358,000 for the three months ended April 30, 2012 and 4.4% or $707,000 for the nine months ended April 30, 2012, compared to the same periods last year.  Recurring revenue increased 9.8% or $425,000 for the three months ended April 30, 2012 and 7.8% or $1,008,000 for the nine months ended April 30, 2012, compared to the same periods last year.  This increase in revenue is attributed to new sales and improvement in the Company’s rate of customer churn, which has collectively led to continued growth in its recurring revenue.  Given that a substantial portion of the Company’s revenue is subscription-based, monthly recurring revenue (“MRR”) is one of the performance indicators the Company closely monitors, as it is the key driver of future revenue growth.

Catalog

Catalog revenue is generated from software license fees, license renewal fees, software maintenance and support fees, catalog subscription fees, and professional services related to data conversion.  Catalog, which continues to be the Company’s largest source of revenue, increased 6.6% or $209,000 for the three months ended April 30, 2012 and 7.1% or $671,000 for the nine months ended April 30, 2012, compared to the same periods last year.  The Company experienced an increase in new recurring subscription sales from our international and U.S. operations of approximately 7.8% or $232,000 and 7.2% or $634,000 for the three and nine months ended April 30, 2012, compared to the same periods last year. As the Company continues to focus on MRR growth, it expects to see year over year growth in the catalog revenue for the remainder of fiscal 2012.

Website

Website revenue is generated from set-up and recurring subscription fees on the Company’s website products, as well as transaction fees from customers’ online sales generated via the websites.  Website revenue increased 10.9% or $143,000 for the three month period ended April 30, 2012 and 11.7% or $428,000 for the nine month period ended April 30, 2012, compared to the same periods last year.  Recurring website revenue grew 18.6% and 18.9% for the three and nine months ended April 30, 2012, respectively, compared to the same periods last year due to a 44% increase in the number of new websites during the first nine months of fiscal 2012, compared to the same period last year. Non-recurring website revenue decreased 17.3% and 15.4% for the three and nine months ended April 30, 2012, compared to the same periods last year.  The year to date decline in non-recurring revenue was due to a reduction in price for website setups as part of our strategy to attract new customers and increase MRR.  Recurring website revenue was 84.0% of total website revenue for the three and nine months ended April 30, 2012, compared to 78.6% and 78.9% for the same periods last year.  As the Company continues to focus on MRR growth, it expects total website revenue to continue to show double digit growth for the remainder of fiscal 2012, over the previous year, and for these products to be a long-term source of growth for the Company.

Lead Generation

Lead generation revenue is realized from the sale of the Company’s SearchEngineSmart™ (“SES”) service and is non-recurring.   Revenue from the Company’s lead generation services increased 51.5% % or $124,000 for the three month period ended April 30, 2012, compared to the same period last year due to revenue from several new larger customers.  Lead generation revenue decreased 10.5% or $96,000 for the nine month period ended April 30, 2012, compared to the same period last year.  This decrease is due to a decline in new sales of the SES service during the first half of the fiscal year.  Revenue from the Company’s lead generation services does not directly contribute to MRR growth, but contributes to MRR growth in the lead management and website services.

Lead Management

Lead management revenue is generated from set-up and recurring subscription fees for the use of the Company’s Footsteps™ products.  Revenue from lead management products increased 1.2% or $3,000 and 17.2% or $113,000 for the three and nine month periods ended April 30, 2012, compared to the same periods last year, resulting from an increase in sales of the enhanced new releases of our lead management products.  The majority of lead management revenue is recurring in nature and increased 9.7% or $19,000 and 18.1% or $98,000 for the three and nine months ended April 30, 2012, compared to the same periods last year.  The Company recently deployed multiple new editions of its Lead Management product, Footsteps Channel Connect™, which offers the product’s base functionality at a low price with the option to upgrade to additional functionality, which is expected to drive growth in fiscal 2013.

Other Revenue

Other revenue primarily consists of professional services related to software customization and website hosting fees, but also includes revenue generated from other products that are ancillary to our three core offerings.  Revenue from the divested AgChem EDI business was included within this category prior to its sale.  Other revenue decreased 29.7% or $121,000 and 31.7% or $409,000 for the three and nine months ended April 30, 2012, compared to the same periods last year, primarily due to the loss of revenue related to the divested Agchem EDI business.  Management anticipates that other revenue will fluctuate based on the timing of professional fees related to software customization.

Cost of Revenue

The Company classifies as cost of revenue those costs that are directly attributable to the provision of services to its customers. These costs include:

Software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to customers;

Direct labor, used in the provision of catalog production, product implementations and professional services revenue; and

Other direct costs, which represent amounts paid to third party vendors directly attributable to the services the Company provides its customers.

The table below breaks out cost of revenue into each of these three categories:

	(Unaudited)					(Unaudited)
	Three months ended April 30					Nine months ended April 30
		Percent of		Percent of	Percent		Percent of		Percent of	Percent
	2012	Revenue	2011	Revenue	Change	2012	Revenue	2011	Revenue	Change

Amortization of capitalized software costs	354	6.2%	291	5.4%	21.7%	1,039	6.3%	815	5.1%	27.5%
Direct labor	405	7.1%	378	7.1%	7.1%	1,177	7.1%	966	6.1%	21.8%
Other direct costs	619	10.8%	426	8.0%	45.3%	1,549	9.3%	1,567	9.8%	-1.1%
Total cost of revenues	1,378	24.1%	1,095	20.5%	25.8%	3,765	22.6%	3,348	21.0%	12.5%
Gross profit	$4,334	75.9%	$4,259	79.5%	1.8%	$12,858	77.4%	$12,568	79.0%	2.3%

Gross profit was $4,334,000 or 75.9% of revenue for the three months ended April 30, 2012, compared to $4,259,000 or 79.5% of revenue for the same period last year.  This decline in gross profit margin was primarily attributed to: (i) an increase in SES revenue, which has a much lower margin than our other core products; (ii) an increase in website and lead management software amortization; and (iii) an increase in website labor costs, as we delivered more new sites and refreshments of current customer sites than we did during the same period last year.  Gross profit was $12,858,000 or 77.4% of revenue for the nine months ended April 30, 2012, compared to $12,568,000 or 79.0% for the same period last year. This decline in gross profit margin was primarily attributed to an increase in website and lead management software amortization and an increase in website labor costs.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold, but expects its gross margins to improve over time as we focus our sales efforts on the higher margin, recurring revenue products.

Gross Margins

The following table summarizes our gross profit and gross margin percentage by major product category:

	(Unaudited)			(Unaudited)
	Three months ended April 30			Nine months ended April 30
	2012	2011	Percent Change	2012	2011	Percent Change
Catalog
Revenue	$3,360	$3,151	6.6%	$10,061	$9,390	7.1%
Cost of revenue	409	347	17.9%	1,266	1,148	10.3%
Gross profit	2,951	2,804	5.2%	8,795	8,242	6.7%
Gross margin percentage	87.8%	89.0%		87.4%	87.8%
Website
Revenue	1,451	1,308	10.9%	4,093	3,665	11.7%
Cost of revenue	332	336	-1.2%	1,028	818	25.7%
Gross profit	1,119	972	15.1%	3,065	2,847	7.7%
Gross margin percentage	77.1%	74.3%		74.9%	77.7%
Lead generation
Revenue	365	241	51.5%	818	914	-10.5%
Cost of revenue	360	152	136.8%	714	684	4.4%
Gross profit	5	89	-94.4%	104	230	-54.8%
Gross margin percentage	1.4%	36.9%		12.7%	25.2%
Lead management
Revenue	250	247	1.2%	769	656	17.2%
Cost of revenue	148	87	70.1%	382	211	81.0%
Gross profit	102	160	-36.3%	387	445	-13.0%
Gross margin percentage	40.8%	64.8%		50.3%	67.8%
Other
Revenue	286	407	-29.7%	882	1,291	-31.7%
Cost of revenue	129	173	-25.4%	375	487	-23.0%
Gross profit	157	234	-32.9%	507	804	-36.9%
Gross margin percentage	54.9%	57.5%		57.5%	62.3%
Total
Revenue	5,712	5,354	6.7%	16,623	15,916	4.4%
Cost of revenue	1,378	1,095	25.8%	3,765	3,348	12.5%
Gross profit	$4,334	$4,259	1.8%	$12,858	$12,568	2.3%
Gross margin percentage	75.9%	79.5%		77.4%	79.0%

Catalog

Catalog gross profit margin was relatively consistent with last year at 87.4% for the nine months ended April 30, 2012, compared to 87.8% for the same period last year.  The Company expects catalog margins to be relatively consistent quarter to quarter and to improve over time as the growth in recurring revenue has little incremental cost.

Website

Website gross profit margin increased from 74.3% for the three months ended April 30, 2011 to 77.1% for the same period this year, primarily due to an increase in recurring revenue with relatively little incremental cost.  Website gross profit margin decreased from 77.7% for the nine months ended April 30, 2011 to 74.9% for the same period this year.  The year to date decline in website gross profit margin is primarily due to an increase in software amortization and an increase in website labor costs related to new website catalog production, as the Company accelerated the production of its PG&A catalogs during the first half of fiscal 2012.

Lead Generation

Lead generation gross profit margin decreased from 36.9% and 25.2% for the three and nine months ended April 30, 2011 to 1.4% and 12.7% for the same periods this year primarily due to the timing of advertising costs relative to the amortization of revenue recognition.

Lead Management

Lead management gross profit margin decreased from 64.8% and 67.8% for the three and nine months ended April 30, 2011 to 40.8% and 50.3% for the same periods this year primarily due to an increase in software amortization of our newly enhanced lead management products.

Other Revenue

Gross profit margin on other revenue declined for the three and nine months ended April 30, 2012, compared to the same periods last year primarily due to the divestiture of the Agchem business, which had very little direct cost of revenue.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category:

	(Unaudited)					(Unaudited)
	Three months ended April 30					Nine months ended April 30
	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change	2012	Percent of Revenue	2011	Percent of Revenue	Percent Change
Sales and marketing	$1,121	19.6%	$946	17.7%	18.5%	$3,272	19.7%	$3,172	19.9%	3.2%
Customer operations and support (1)	800	14.0%	834	15.6%	-4.1%	2,496	15.0%	2,545	16.0%	-1.9%
Software development and technical support (2)	467	8.2%	351	6.6%	33.0%	1,345	8.1%	1,127	7.1%	19.3%
General and administrative (3)	1,304	22.8%	1,011	18.9%	29.0%	3,630	21.8%	3,091	19.4%	17.4%
Depreciation and amortization (4)	315	5.5%	442	8.3%	-28.7%	1,122	6.7%	1,259	7.9%	-10.9%
Net operating expenses	$4,007	70.2%	$3,584	66.9%	11.8%	$11,865	71.4%	$11,194	70.3%	6.0%

(1)	Net of capitalized software development costs of $26, $39, $92 and $145 for the three and nine months ended April 30, 2012 and 2011, respectively.
(2)	Net of capitalized software development costs of $384, $338, $1,208 and $1,085 for the three and nine months ended April 30, 2012 and 2011, respectively.
(3)	Net of capitalized software development costs of $40 for the nine months ended April 30 2012.
(4)	Exclusive of amortization of software products of $354, $291, $1,039 and $815 for the three and nine months ended April 30, 2012 and 2011, respectively, which are included in cost of revenue.

Net operating expenses increased 11.8% or $423,000 and 6.0% or $671,000 for the three and nine month periods ended April 30, 2012, compared to the same periods last year.  The increase was largely due to the Company’s investor relations program initiated in fiscal 2012, the implementation of a new cloud-based, scalable ERP system and an increase in director fees, in part related to the expansion of our board of directors.  These investments support our strategies which are aimed at double-digit revenue growth and maximizing shareholder value.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses increased 18.5% or $175,000 and 3.2% or $100,000 for the three and nine months ended April 30, 2012, compared to the same periods last year due to investments in branding and promotional items, elevated attendance at trade shows, compensation related to new sales and an increase in lead management tools. Sales and marketing expenses, as a percentage of revenue, decreased from 19.9% for the first nine months of fiscal 2011 to 19.7% for the same period this year.  Sales and marketing will continue to be one of our largest expenses, as we intend to continue to invest in sales and marketing to grow our customer base and expand relationships with our existing customers during the remainder of fiscal 2012.  However, management expects sales and marketing costs to gradually decline as a percentage of revenue in future years.

Customer Operations and Support

Customer operations and support expenses are composed of server room operations, software maintenance agreements for the Company’s core network, and personnel and related costs for operations and support employees.  Customer operations and support costs decreased 4.1% or $34,000 and 1.9% or $49,000 for the three and nine months ended April 30, 2012, compared to the same periods last year, due to non-capital expenses related to the data center consolidation project incurred in fiscal 2011.  Management expects customer operations and support costs to increase for the remainder of fiscal 2012, as the Company supports its revenue growth, but to decline as a percentage of revenue in future years as the Company continues to consolidate its data centers into one centralized facility, while retaining the appropriate backup facilities.

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

The table below summarizes our internal software development and technical support spending:

	(Unaudited)			(Unaudited)
	Three months ended April 30			Nine months ended April 30
			Percent			Percent
	2012	2011	Change	2012	2011	Change

Total software development and technical support costs	$1,050	$815	28.8%	$3,088	$2,544	21.4%
Less: amount capitalized as software development	(384)	(338)	13.6%	(1,208)	(1,085)	11.3%
Less: direct labor classified as cost of revenues	(199)	(126)	57.9%	(535)	(332)	61.1%
Net software development and technical support costs classified as operating expenses	$467	$351	33.0%	$1,345	$1,127	19.3%

The Company increased total software development and technical support costs by 28.8% or $235,000 and 21.4% or $544,000 for the three and nine months ended April 30, 2012, compared to the same periods last year, which is consistent with the strategy to release new products, create enhancements to existing products, offer expanded data content and deliver superior services and technical support to our customers.

During the third quarter of fiscal 2012, the Company capitalized $384,000 of software development labor and overhead, versus $338,000 last year and $1,208,000 for the first nine months of fiscal 2012 versus $1,085,000 during the same period last year.  The Company recently deployed several new editions of its lead management product FootSteps™, which enable customers to add feature upgrades and grow with the product over time.   Other upgrades released in the nine months ended April 30, 2012 include a lightweight edition of the Company’s OEM parts e-commerce solution, expansion of its WebSite Smart social media sharing tools, mobile unit brochures and SEO tool enhancements and a new PartStream Mobile product. The Company is working on several new enhancements expected to be released in the upcoming quarters, which it anticipates will increase future revenue for the Company.

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

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs increased 18.9% or $293,000, for the quarter and 17.4% or $539,000 for the nine month period ended April 30, 2012, compared to the same periods last year.  As a percentage of revenue, general and administrative expenses increased from 19.4% for the nine months ended April 30, 2011 to 21.8% for the same period this year.  The increase was largely due to the implementation of a new cloud-based, scalable ERP system which will provide the technology to (i) provide on-line sales of our products and services; (ii) interface the on-line sales and transaction fees directly into our billing system; and (iii) provide our customers and sales and support teams immediate access to data from any device, including mobile units. Other contributing costs were an increase in director fees, partly due to the expansion of our board of directors, and the Company’s investor relations program initiated in fiscal 2012.  Management expects general and administrative expenses to increase for the remainder of fiscal 2012 over the previous year due to these investments, which are designed to increase ARI’s visibility within the investment community in an effort to boost our liquidity and ultimately increase our shareholder value.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenue.  Depreciation and amortization expense decreased 28.7% or $127,000 and 10.9% or $137,000 for the three and nine months ended April 30, 2012, compared to the same periods last year as older technology related to our infrastructure is getting replaced by newer cloud-based technology which is classified in general and administrative expense.

Interest Expense

Interest expense decreased 79.2% from $192,000 for the three months ended April 30, 2011 to $40,000 for the same period this year and decreased 73.0% from $596,000 for the nine months ended April 30, 2011 to $161,000 for the comparable period this year.  On July 27, 2011 the Company entered into a Loan and Security Agreement (described in Note 4 to the consolidated financial statements) with Fifth Third Bank (“Fifth Third”), the proceeds of which were used to pay off the Channel Blade note, which bore a 14% interest rate, in full. The Fifth Third note bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0%, and matures on July 27, 2014.  The effective interest rate on the note was 4.24% at April 30, 2012.  As a result of the debt refinancing, management expects to see a significant reduction in interest expense during the remainder of fiscal 2012, compared to fiscal 2011.

Other Income (Expense)

Other income (expense) consists of foreign currency exchange rate gains and losses, interest income and other gains or losses.  Other income decreased 81.8% or $356,000 and 78.2% or $345,000 for the three and nine months ended April 30, 2012, compared to the same periods last year.  This decrease was the result of a $433,000 gain recognized in the third quarter of fiscal 2011 on the disposition of the AgChem EDI business, compared to a $70,000 gain in the third quarter of this fiscal year as the Company had a change in estimate related to the estimated fair value of the earn-out receivable established at the time of the disposition.

Income Taxes

Current income tax expense is the statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  This does not represent a current cash obligation, as we have net operating loss carryforwards to offset taxable income.

The Company recorded income tax expense of $156,000 during the three months ended April 30, 2012, compared to $402,000 for the same period last year and $385,000 for the nine months ended April 30, 2012, compared to $481,000 for the same period last year.  The decrease in income tax expense was due to the decline in income from continuing operations before tax.  Income tax expense may vary from period to period as the Company continues to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:

	(Unaudited)			(Unaudited)
	Three months ended April 30			Nine months ended April 30
			Percent			Percent
	2012	2011	Change	2012	2011	Change
Net cash provided by operating activities	$738	$862	-14.4%	$2,113	$2,158	-2.1%
Net cash used in investing activities	(700)	(567)	-23.5%	(1,662)	(1,612)	-3.1%
Net cash provided by (used in) financing activities	(390)	(720)	45.8%	(1,110)	(676)	-64.2%
Effect of foreign currency exchange rate changes on cash	(3)	2	n/a	11	(4)	n/a

Net change in cash	$(355)	$(423)	16.1%	$(648)	$(134)	-383.6%

Cash at end of period	$486	$804	-39.6%	$486	$804	-39.6%

The Company used $355,000 and $648,000 of total cash to operate our business during the three and nine months ended April 30, 2012, compared to $423,000 and $134,000 during the same periods last year.  The year to date increase in cash usage was driven by year to date debt payments of $1,130,000 during fiscal 2012, compared to $682,000 during the same period last year.

Net cash provided by operating activities decreased 14.4% or $124,000 and 2.1% or $45,000 for the three and nine month periods ended April 30, 2012, compared to the same periods last year.  The decrease in cash generation was primarily due to the increase in operating expenses during fiscal 2012.

Cash used in investing activities increased 23.5% or $133,000 and 3.1% or $50,000 for the three and nine month periods ended April 30, 2012, compared to the same periods last year.  The increase in cash used in investing is due to the investments in the cloud-based ERP system.  The Company continues to invest cash in the business, primarily for the development of new products and upgrades to existing products.  Although the Company will continue to invest in the business, management expects cash used in investing activities to fluctuate from period to period based on the level of software development activities as well as the timing of other capital expenditures.

Cash used in financing activities decreased 45.8% or $330,000 for the three months ended April 30, 2012, compared the same period last year due to the $675,000 repayment on the line of credit in the third quarter of fiscal 2011.  Cash in financing activities increased 64.2% or $434,000 for the nine months ended April 30, 2012, compared the same period last year, due to debt repayments of $1,130,000 in fiscal 2012 versus $682,000 in fiscal 2011.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended April 30, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June, 2012.

ARI NETWORK SERVICES, INC.
(Registrant)

By:	/s/ Roy W. Olivier
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ Darin R. Janecek
Darin R. Janecek
Vice President of Finance and Chief Financial Officer