Form 10-K
period 2012-07-31
ARI NETWORK SERVICES INC /WI
filed 2012-10-29
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

¨   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-19608

ARI Network Services, Inc.

(Name of small business issuer in its charter)

WISCONSIN	39-1388360
(State or other jurisdiction or organization)	(IRS Employer Identification No.)

10850 West Park Place, Suite 1200, Milwaukee,  Wisconsin  53224

(Address of principal executive office)

Issuer's telephone number (414) 973-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes       No   ü

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes       No   ü

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ü  No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ü  No

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ü

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   ü

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on January 31, 2012 as reported on the OTC bulletin board, was $8.3 million.

As of October 19, 2012, there were 8,142,550 shares of the registrant’s shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days after July 31, 2012, for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

ARI Network Services, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2012

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

PART I

Item 1. Business

Overview

ARI Network Services, Inc. (“ARI”) is a leader in creating, marketing, and supporting solutions that enhance revenue and reduce costs for our customers. Our innovative, technology-enabled solutions connect the community of consumers, dealers, distributors, and manufacturers to help them efficiently service and sell more whole goods, parts, garments, and accessories (“PG&A”) in selected vertical markets worldwide that include power sports, outdoor power equipment, marine, and appliances.  We estimate that more than 19,000 equipment dealers, 140 manufacturers, and 195 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.

Our suite of software products, software as a service (“SaaS”) and data as a service (“DaaS”) solutions are designed to facilitate our customers’ operations, increasing sales through additional foot and website traffic, more effective lead management, and greater conversion rates on those leads.  To achieve this, our solutions allow our customers to: (i) efficiently market to their customers and prospects in order to drive increased traffic to their location and website; (ii) manage and nurture customers and prospects; (iii) increase revenues by selling whole goods and PG&A online; (iv) increase revenues by generating leads for whole goods; and (v) increase revenues and reduce costs of our dealer customers by enhancing the productivity of their parts and service operations.

Most of our solutions leverage our library of content that we have published and aggregated into a large content management system, which we take to market primarily through SaaS and DaaS business models. It is the nature of our products, along with the content and the continual management and updating of the content, which allows us to sell the majority of our products and services in a recurring revenue model.  Today, our content database contains data related to more than 10 million active parts across more than 469,000 models; more than 500,000 active accessories; SKUs across more than 73,000 active products; more than 300 actively updated whole goods brands; and holds full model data and images for more than 175,000 active models.

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Cypress, California; Virginia Beach, Virginia; Floyds Knobs, Indiana; and The Netherlands.

Our Solutions

Today, we generate revenue from three primary categories of technology-enabled solutions: (i) electronic catalogs for publishing, viewing and interacting with PG&A information from Original Equipment Manufacturers (“OEMs”) and distributors; (ii) lead generation and management products and services designed to help dealers generate sales of whole goods and PG&A through efficient marketing of their products; and (iii) websites with eCommerce capabilities designed to leverage leads for sales of whole goods and PG&A through the sites and provide information to consumers in dealers’ local areas.

Electronic Catalogs

Our electronic catalog solutions, which encompass our PartSmart®, PartSmart Web™ and PartStream™ products, leverage our industry-leading content database to allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment.  We believe that our catalog solution is the fastest and most efficient in the market, as it allows multi-line dealers to quickly access data for any of the brands serviced from within the software, allowing the dealer’s parts and service operations to more quickly service and sell to its customers. We derived approximately 60% of our revenues from our electronic catalog services in fiscal 2012.

PartSmart®, our CD-based electronic parts catalog, is used by dealers worldwide in the outdoor power, power sports, marine and agricultural equipment industries to increase productivity by significantly reducing parts lookup time.  Our PartSmart® software allows multi-line dealers to look up parts and service information for all manufacturer product lines that the dealer carries, and integrates with more than 85 of the leading dealer business management systems.  We also provide a version of our PartSmart® product to the appliance industry, known as PartSmart® IPL.

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

Website Solutions

Our eCommerce enabled website solutions, which are tailored to the vertical markets we serve, provide consumers with information about the dealership and its product lines and allow consumers to purchase whole goods and PG&A through the dealers’ website 24 hours a day, 7 days a week.  Our website solutions include WebSiteSmart Pro®, eXceleratePro™, eXceleratePro™ 2, and LeadStorm™.  We also offer a mobile solution that allows dealers’ websites to be fully functional on smart mobile phones. Website services accounted for approximately 25% of revenues in fiscal 2012.

Lead Management Product

Our award-winning SaaS solution, Footsteps™, is designed to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues. Footsteps™ connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product is used as a complete database of customers and prospects, and manages the dealer to customer relationship from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.   We derived approximately 5% of our revenues from Footsteps™ in fiscal 2012.

Lead Generation Service

Our web-based lead generation service, SearchEngineSmart™, generates increased traffic to dealers’ stores and websites through optimization of the dealers’ paid search engine marketing campaigns, which include optimization for results in our dealers’ local areas.  We derived approximately 6% of our revenues from lead generation services in fiscal 2012.

Other Services

We also offer a suite of complementary solutions, which include software and website customization services, website hosting, and document transfer and communication services. On a combined basis, these other services accounted for approximately 5% of fiscal 2012 revenues.

Our Strategy

ARI’s goal is to drive increased value to our shareholders through double digit revenue and earnings growth.  We believe the following fundamental strategic pillars will allow us to continue to provide our customers with the innovative solutions and value-added services they have come to expect, which will ultimately drive the long-term growth and profitability our shareholders expect.

Nurture and retain existing customers through world-class customer service and value-added product feature updates

We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.  In fiscal 2012, our rate of customer churn improved by 19% over fiscal 2011, in large part due to our fiscal 2012 accomplishments in this area, including:

•

We deployed a brand new, state-of-the-art call center to support our inside sales, customer service, technical support, and renewal teams.  The call center was designed to drive increased efficiencies and activity levels within these groups, and includes the display of continuous, real time sales and support metrics throughout the call center.

•

We deployed a leading customer relationship management tool (“CRM”) throughout the entire organization, whereas a CRM was previously utilized only within the sales group.  This company-wide implementation allows for a consistent, 360 degree view of a customer’s information throughout the organization, creating further efficiencies and driving improvement in our sales order and support processes.  The CRM tool also allows for critical dashboard reporting of sales and support metrics, which are utilized within the call center.

•

We implemented a new OEM support team and continued to improve our online knowledge-based support, which provides answers to frequently asked questions, troubleshooting information and how-to documentation.  In addition to this, we continued to proactively call our renewing customers to ensure their satisfaction and offer additional products and services.

•

We developed the technology, now used by more than 90% of our catalog customers, to easily update OEM catalogs via the internet, providing our customers with up to date information and saving them time and money.  In addition to this, we made improvements to our website hosting stability and have provided internet updating capabilities for all of our products.

•	We deployed new editions of all of our core products during fiscal 2012 and expanded our market leading content library by adding 15 new brands of PG&A catalogs.

Drive organic growth through innovative new service offerings, differentiated content and geographic expansion

As a subscription-based, recurring revenue business, the most important drivers of future growth are increasing the level of our recurring revenue (“RR”) and reducing the rate of our customer churn.  We define RR as products and services which are subscription-based and renewable, including license fees, maintenance fees, catalog subscription fees and hosting fees.  The improvements made with respect to our customer churn rates were previously discussed.   In fiscal 2012 our RR increased 8% overall, and RR on our three core recurring products – catalog, website, and lead management – increased 9.8%.  This increase was the result not only of the improvement in customer churn rates discussed above, but was also driven by progress we made during the year with respect to our organic growth strategy, which includes the following critical objectives:

•

Develop and deploy innovative new solutions.  We have made, and expect to continue to make, significant investments in our product management and development teams.  In fiscal 2011, we realigned these teams with resources assigned to each of our core products and, in fiscal 2012, we continued to further augment our staffing in these areas.  The teams will continue to research and develop new features and functionality in our existing products.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.

We recently deployed multiple new editions of FootSteps™, including Channel Connect for Manufacturers, Professional and Essentials for dealers.  These editions enable customers to add feature upgrades and grow with the product over time.   We also launched PartStream Mobile and PartStream Essentials, a lightweight edition of ARI’s award winning OEM parts eCommerce solution.

In addition to this, we have expanded our WebsiteSmart social media sharing tools, mobile unit brochures and search engine optimization tool enhancements and launched a new Discover Boating lead generation system, built on the Footsteps platform, which supports the delivery of sales leads and nurture marketing to our customers.

We have begun to develop and deploy a more scalable solution, which we refer to these as “freemium” versions of our core products, aimed at targeting the smaller dealers in our vertical markets.  We will provide these smaller dealers with a basic version of the product at little or no cost and charge the dealer a variable pricing option, such as usage based pricing.  The intent is that, as the dealer begins to utilize the product and realize its value proposition, the dealers will ultimately upgrade to the “premium”, feature-rich version.  We believe this will open up to us a portion of the market not previously available.  Furthermore, the incremental cost to provide the solutions to these customers is minimal.

•

Expand geographically.  Currently, only a small percentage of our revenues are generated from international operations.  Our OEM customers have stated objectives to drive growth internationally, with a focus on the “BRIC” countries of Brazil, Russia, India, and China.  We must continue to support our OEM customers with products and content for these markets.  During fiscal 2012, we dedicated one of our business development resources solely to the purpose of obtaining new content with a focus on international manufacturers. We began to upgrade our product roadmaps to allow us to rapidly deploy our products in these markets in a scalable and efficient manner and without the need to have “boots on the ground” in those countries, much like the freemium / premium model just discussed.

•

Differentiate our content.  During the year, we obtained content from 15 new OEM relationships. We believe that we have the largest library of whole goods and PG&A content data in the vertical markets we serve.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long term growth we expect.   We must continue to enhance our value proposition through enrichment of our content or this competitive advantage will begin to lose its distinction. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.

Lead the market with open integration to related platforms

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between the systems.  We currently have integration capabilities with over 90 DMS’s (we refer to these relationships as “Compass Partners”) and we continue to seek other strategic alliances that can be integrated with our product and service offerings.  In fiscal 2012, we entered into three new DMS integration relationships and we continuously pursue integration opportunities when they arise.

Successfully execute acquisitions that align with our core strategy

Historically, acquisitions have been a significant driver of ARI’s growth.  Since 2007, the Company has successfully closed five strategic acquisitions while reviewing, and ultimately deciding not to pursue, a multitude of others.  Our 2009 acquisition of Channel Blade Technologies (“Channel Blade”) and our 2008 acquisition of the electronic parts catalog and eCommerce assets of Info Access expanded not only our product offerings but the number of markets we serve.  As a result of those acquisitions, ARI is the market leader in the marine, RV and appliance markets.  Although we believe organic growth will be the primary driver of our business for the foreseeable future, we will continue to evaluate acquisitions that are in alignment with our core strategy.

On August 17, 2012 we successfully acquired substantially all of the assets of Ready2Ride, Inc. (“R2R”), the first-to-market and leading provider of aftermarket fitment data to the powersports industry.  The acquisition of R2R is directly aligned with our strategy to further differentiate our content.

Sales, Marketing and Support Teams

We organize our sales and marketing programs into three distinct sales channels and two geographic regions: North America and Europe.

Sales Channels

We go to market utilizing four sales teams, determined through a combination of customer, product, and geographic market.  Our field sales personnel focus on building relationships with manufacturers and distributors, while our inside, telephone-based sales team focuses on selling to dealers.  The dealer sales team located in the US is further divided by product (catalog sales versus other products and services) and we also have an international sales team in The Netherlands.  We are also in the process of enhancing our core products to allow for online customer self-service sales capabilities.

Marketing

Our marketing strategy is designed to drive knowledge of our value proposition into the markets we serve.  We use a variety of marketing programs to target and build relationships with our prospective and current customers and partners.  Our primary marketing activities include:

"	participation in dealer meetings, trade shows and industry events to create awareness, build our lead database and develop relationships;
"	search engine marketing and online and print direct marketing to generate awareness and action;
"	ongoing website development to educate prospects and provide product information, testimonials, live demonstrations and marketing collateral;
"	email and phone campaigns used to capture leads;
"	use of customer testimonials; and
"	sales tool kits and field marketing training to enable our sales organization to more effectively develop leads and close transactions.

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

Our Competitive Strengths

Market Leader in Core Verticals

We believe that we are one of the leaders in each of our core vertical markets and also believe we are the market leader in the outdoor power, marine, and appliance markets.  Our direct relationships with approximately 19,000 dealers, 140 manufacturers, and 195 distributors allow us to cost-effectively leverage our published catalog content into a large and diversified customer base and to launch new product enhancements and technology-enabled solutions to this customer base.

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

Recurring Revenue Model

Approximately 84% of our revenue is subscription-based and recurring revenue.  The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve month terms.  This provides us with advanced visibility into our future revenues and opportunities to sell additional services to our customers. Our recurring revenue model also emphasizes the importance of maintaining a low rate of customer churn, one of the key drivers of any recurring revenue, subscription-based business.  Historically, we measured customer renewal rates. Last year, we began measuring customer churn rates.  Although similar, we believe that customer churn is a better management tool as it allows us to focus on the reasons we may lose customers and take action on those reasons within our control in order to reduce churn rates in the future.

Our recurring revenue model, when combined with low rates of customer churn, significantly reduces the cost to maintain and nurture our customer base.  This in turn frees up resources to enhance our existing products and work toward new revenue generating product innovations.  Additionally, a substantial portion of our electronic catalog business is focused on our customers’ service and repair operations.  This allows our revenues to remain strong even in a down economy, as consumers tend to repair, rather than buy new equipment during a challenging economy.

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

In lead management, websites and eCommerce, our primary competitors are PowerSports Network, owned by Dominion Enterprises, and 50 Below. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our proven industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.  We believe we maintain a competitive advantage in our core vertical markets given the breadth and integration of our published catalog content into our lead management and website products.

Several of the markets we serve, including power sports, marine, and RV, are closely aligned with the state of the economy, given the "luxury" nature of the products in those verticals.  In fiscal 2010 we experienced an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  Our customer churn rates improved in these markets in fiscal 2011 and fiscal 2012 as the effects of the economy began to lessen in those markets.  It is also important to note that the impacts of a difficult economic environment are somewhat softened by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our published parts content provided to customers via our catalog parts lookup products and our website products.

Intellectual Property

We rely on various intellectual property laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation and other proprietary information.  We have two registered trademarks in the U.S. and elsewhere: PartSmart® and WebsiteSmart Pro®.  We also use numerous unregistered trademarks.

Employees

As of July 31, 2012, we had 139 employees.  Of these, 50 are involved in customer operations and support, 38 are in sales and marketing, 33 are engaged in maintaining or developing software and providing software customization services and 18 are involved in general and administration functions.  None of these employees is represented by a union.

Fiscal Year

ARI’s fiscal year ends on July 31st.  Any references throughout this document to fiscal 2012 or fiscal 2011 refer to the fiscal years ended July 31, 2012 and 2011, respectively.  Also note that the reference to the word “fiscal” has been removed from all tables throughout this document.

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive officers as of October 19, 2012.  The officers serve at the discretion of the Board of Directors.

Name	Age	Capacity Served

Roy W. Olivier	53	President, Chief Executive Officer and Director
Darin R. Janecek	44	Vice President of Finance, Chief Financial Officer, Secretary and Treasurer
Jeffery E. Horn	50	Vice President, Global Sales
Jon M. Lintvet	36	Chief Marketing Officer
Marvin A. Berg	37	Vice President, Operations

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

Jeffrey E. Horn

Mr. Horn was a member of ARI’s management team from 2000 to 2006 and rejoined ARI in June 2011 as Interim Vice President of Global Sales. In October 2011, Mr. Horn was appointed Vice President of Global Sales, responsible for leading ARI’s sales teams and the marketing communication efforts required to support them. Mr. Horn has more than 20 years of technology sales experience. Before joining ARI, Mr. Horn was Vice President at Grubb & Ellis | Apex Commercial; Director of North American Sales at CyberShift, Inc. (acquired by SumTotal Systems, Inc.) and Director of Sales with Kronos, Inc. Mr. Horn holds a Bachelor of Business Administration Real Estate/Finance from the University of North Texas.

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

Marvin A. Berg

Mr. Berg was appointed Vice President of Operations in April 2012, leading the Company’s customer support, retention and fulfillment operations, and was named an executive officer in August 2012. Prior to this, Mr. Berg served as Director of Planning & Operations since August 2011 and Director of Finance since joining the Company in March 2010.  Prior to joining ARI, Mr. Berg served in various financial positions for Time Warner Cable, Inc. and Norlight Telecommunications, both located in Milwaukee, Wisconsin. Mr. Berg was also a successful business owner/operator in Milwaukee, WI from 2001 to 2005 and was a licensed stock broker from 1997 to 2000. Mr. Berg earned a B.A. in Finance from Michigan State University.

Available Information

You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our website at www.arinet.com as soon as reasonably practical following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting us at our office address listed above.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Continued unfavorable economic conditions or reduced investments in technology spending may harm our business.

Our business depends on the overall demand for technology services spending, and on the economic health and general willingness of our current and prospective customers to make capital and expense commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results and financial condition may be adversely affected. Our customers sell capital goods, some of which are considered “luxury” in nature, which are highly dependent on the disposable income of end consumers.  Continued weak or volatile economic conditions, or a reduction in consumer spending may weaken our customers’ demand for electronic catalogs, websites, lead management or other technology-enabled services, or their general information technology spending, which would likely harm our business and operating results in a number of ways, including longer sales cycles, potential lower prices for our services, reduced sales, and reduced subscription renewal rates.

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

Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems, including the following:

•	we and our users may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others;
•

unauthorized access may jeopardize the security of confidential information stored in our computer systems and our customers’ computer systems, which may result in liability to our customers and also may deter potential customers;

•	we may face liability for transmitting to third parties viruses that damage or impair their access to computer networks, programs, data or information;
•	there may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of some of our products; or
•	eliminating computer viruses and alleviating other security or technical problems may require interruptions, delays or cessation of service to our customers.
•

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

Because we recognize subscription revenue over the term of the applicable agreement, non-renewal of subscriptions or reductions in new service agreements may not be reflected immediately in our operating results. The majority of our revenue in any given period is attributable to service agreements entered into during previous periods. A decline in new or renewed service agreements in any one period will not be fully reflected in our revenue in that period but will harm our revenue in future periods. As a result, the effect of significant downturns in sales and market acceptance of our services in a particular period may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable subscription term.

Our operating results may fluctuate from quarter to quarter.

We expect that a portion of our revenue in the future will be derived from non-recurring fee income, which consists primarily of revenues from professional services such as software customization and training, software sales and one-time network installation fees.  The timing of receipt of this revenue is dependent upon several factors that we cannot predict.  These factors include:

"	the time required to close large license fee and development agreements, which can be delayed due to customer requirements and decision-making processes;
"	the seasonality of certain sectors of the equipment industry in which we operate;
"	delays in the introduction of new products or services and their acceptance by customers; and
"	delays in delivering customized software to our customers.

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

Our business could suffer if we are unable to protect our intellectual property rights or become liable for infringing the intellectual property rights of others.

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

Our common stock is traded on the OTC bulletin board, which typically provides less liquidity than the NASDAQ Stock Market or other national securities exchanges. In addition, trading in our common stock has historically been extremely limited. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation.  This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and an investor may not be able to sell shares of our common stock when or at prices they desire.

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

We face risks with our international strategy.

Our business strategy includes increasing our presence in the non-U.S. equipment markets.  This strategy presents a number of special risks, including:

"	managing more geographically diverse operations;
"	dealing with currency fluctuations;
"	the increased costs of operation;
"	only having a small number of employees in these markets;
"	our dependence on value-added resellers and contractors to sell and service our products;
"	a much smaller and more concentrated current customer base; and
"	the assumption that U.S. international policy will remain favorable towards the countries in which we sell our products and services.

Our historical losses have resulted in accumulated deficits on the balance sheet.

While we have been profitable in recent years, we have experienced net losses in numerous fiscal years since our organization in 1981, resulting in an accumulated deficit of $88 million at July 31, 2012.  We may not be able to maintain profitability or increase profitability in the future.  As a result of our historical losses, our financial position has been weakened, and our ability to finance our growth is constrained.

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

If we are unable to generate sufficient cash flow to service our debt, we may be required to:

"	refinance all or a portion of our debt or obtain additional financing, neither of which can be assured;
"	sell some of our assets or operations;
"	reduce or delay capital expenditures, research and development efforts and acquisitions; or
"	revise or delay our strategic plans.

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

		Square	Lease	Operating
Description of Use	Location	Footage	Expiration	Segment

Corporate headquarters	Milwaukee, WI	16,300	July 2021	North America
Product development and professional services team	Cypress, CA	6,000	July 2013	North America
Marine and RV sales and support	Virginia Beach, VA	9,800	April 2014	North America
Aftermarket fitment data development and support	Floyds Knobs, IN	2,200	April 2014	North America
European sales and support	Leiden, The Netherlands	200 m2	April 2015	Netherlands

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

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

Fiscal
Quarter Ended:	High	Low

10/31/2010	$0.75	$0.31
1/31/2011	$0.75	$0.45
4/30/2011	$0.80	$0.47
7/31/2011	$0.99	$0.48
10/31/2011	$0.99	$0.66
1/31/2012	$3.00	$1.00
4/30/2012	$1.95	$1.27
7/31/2012	$1.66	$0.90

As of October 19, 2011, there were approximately 822 holders of record of ARI common stock.  We have not paid cash dividends to date and have no current intention to pay cash dividends.

During fiscal 2012, the Company did not repurchase any of its equity securities.

Item 6.  Selected Financial Data

The following tables set forth certain financial information with respect to the Company for each of the previous five fiscal years, which includes information derived from ARI’s audited financial statements and notes thereto for fiscal 2012 and fiscal 2011.  The reports, thereon, of Wipfli LLP are included elsewhere in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the aforementioned Financial Statements and Notes.  All amounts are in thousands, except per share data.

Statement of Income	2012	2011	2010	2009	2008
Net revenue	$22,494	$21,334	$21,484	$17,560	$16,917
Gross profit	17,228	16,847	17,131	14,160	14,046
Gross margin	76.6%	79.0%	79.7%	80.6%	83.0%
Net operating expenses	15,933	15,114	16,626	13,051	13,225
Operating income	1,295	1,733	505	1,109	821
Other expense	(13)	(332)	(630)	(221)	(28)
Income (loss) from continuing operations before provision for income taxes	1,282	1,401	(125)	888	793
Income tax benefit (expense)	(227)	1,017	1,294	(123)	590
Income from continuing operations	1,055	2,418	1,169	765	1,383
Discontinued operations	-	25	(392)	(341)	-
Net income	$1,055	$2,443	$777	$424	$1,383

Earnings per share:
Income from continuing operations:
Basic	$0.13	$0.31	$0.15	$0.11	$0.21
Diluted	$0.13	$0.31	$0.15	$0.11	$0.20

Net income:
Basic	$0.13	$0.31	$0.10	$0.06	$0.21
Diluted	$0.13	$0.31	$0.10	$0.06	$0.20

Other Financial Data	2012	2011	2010	2009	2008
Amortization of capitalized software products	$1,420	$1,127	$1,054	$876	$764
Depreciation and amortization	1,414	1,688	1,640	1,054	727
Capital expenditures	699	670	541	636	119
Software development costs capitalized	1,718	1,741	1,340	759	524

	As of July 31st
Balance Sheet Data	2012	2011	2010	2009	2008
Cash and cash equivalents	$1,350	$1,134	$938	$650	$1,086
Working capital deficit	(1,933)	(2,709)	(3,692)	(4,246)	(5,475)
Net capitalized software product costs	2,949	2,815	2,395	2,397	1,596
Total assets	20,509	21,099	19,777	18,607	12,193

Current portion of debt and lease obligations	$1,234	$1,289	$1,217	$726	$1,471
Long term debt and lease obligations	2,946	4,293	5,338	5,115	349
Total shareholders' equity	9,216	7,831	5,219	4,187	2,896

Cash flow Data	2012	2011	2010	2009	2008
Net cash provided by (used for):
Operating activities	$3,507	$3,471	$1,624	$2,745	$2,027
Investing activities	(1,941)	(2,293)	(1,891)	(2,219)	(1,651)
Financing activities	(1,369)	(977)	550	(968)	(353)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our audited consolidated financial statements for fiscal 2012 and fiscal 2011, including the notes thereto, which appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, which as previously identified are subject to the safe harbors created under the Securities Act and Exchange Act.

Overview

Our fiscal 2012 strategies were designed to help ARI achieve double digit, sustainable recurring revenue growth and to drive improvements in the rate of customer churn.  As a subscription-based, recurring revenue business, recurring revenues and customer churn rates are two of the critical drivers of growth and are monitored closely by management.   During fiscal 2012 recurring revenues grew 8.0% and the rate of customer churn improved by approximately 19.0%.  We have experienced recurring revenue growth in each of the last eight quarters, and recurring revenue now comprises approximately 84% of our total revenues.  A number of key accomplishments contributed to this improvement, including the following:

•

We deployed a brand new, state-of-the-art call center to support our inside sales, customer service, technical support, and renewal teams.  The call center was designed to drive increased efficiencies and activity levels within these groups, and includes the display of continuous, real time sales and support metrics throughout the call center.

•

We deployed a leading CRM throughout the entire organization, which was previously utilized only within the sales group.  The company-wide implementation allows for a consistent, 360 degree view of a customer’s information throughout the organization, creating further efficiencies and driving improvement in our sales order and support processes, as well as critical dashboard reporting of sales and support metrics.  The company-wide deployment of the CRM is the first step in the implementation of a new, cloud-based scalable ERP system.

•

We continued to proactively call renewing customers, implemented a new OEM support team and continued to improve our online knowledge-based support, which provides answers to frequently asked questions, troubleshooting information and how-to documentation.

•

We developed the technology, now used by more than 90% of our catalog customers, to easily convert and upload multiple OEM catalog updates simultaneously within a matter of minutes of availability, saving our customers time and money.  In addition to this, we made improvements to our website hosting stability and have provided internet updating capabilities to all of our products.

•

We deployed new editions of all of our core products during fiscal 2012 and expanded our market leading content library by adding 15 new brands of PG&A catalogs. We make the majority of this new content available to customers as add-on subscription opportunities to their current service, which contributed to the addition of over 300 new dealers during fiscal 2012 in the outdoor power equipment and powersports verticals.

Operating income decreased 25.3% or $438,000 during fiscal 2012, compared to the same period last year, which resulted primarily from an increase in operating expenses. During fiscal 2012 we made investments in the business to further our strategic initiatives and drive growth.  These initiatives included:

•

The roll-out of an investor relations program of approximately $250,000, which included multiple investor road shows and management presentations to more than 90 potential new investors, participation in several investor conferences, and enhancements to our financial releases and earnings calls.  During fiscal 2012 we saw an increase in both our average share price and average trading volume.

•	We continued to further our investment in product development, which was reflected in the various product and technology upgrades previously discussed.

•

We identified and began the implementation of a new cloud-based, scalable ERP system.  The first phase of this implementation, the deployment of a CRM throughout the entire organization, has been completed.  The implementation of the ERP system will continue into the first and second quarters of fiscal 2013.

•

We expensed $177,000 in fiscal 2012 for potential sales tax liabilities as a result of on-going sales tax audits and an increase in the aggressiveness of state taxing authorities on establishing nexus precedence.

•

We acquired substantially all of the assets of R2R, the first-to-market and leading provider of aftermarket fitment data to the powersports industry.  This acquisition is directly aligned with our strategy to differentiate our content from the competition.  A substantial portion of the legal fees associated with this acquisition were incurred in fiscal 2012.

•	In an effort to provide additional strategic support and direction to the organization, we enhanced our Board of Directors by increasing the number of members and committees.

Net income decreased 56.8% or $1,388,000 from fiscal 2011 to fiscal 2012.  This decrease was due to several benefits realized in fiscal 2011 that did not recur in fiscal 2012, including an income tax benefit of $1,017,000 versus an income tax expense of $227,000 in fiscal 2012, and a gain of $433,000 related to the fiscal 2011 divestiture of our AgChem EDI business, versus a gain of only $70,000 in fiscal 2012 related to this divestiture. These were partially offset by a $555,000 decrease in interest expense.  Net income per share was $0.13 in fiscal 2012, compared to $0.31 in fiscal 2011, due to the aforementioned decrease in earnings.

Cash generated from operations increased 1.0% from $3,471,000 in fiscal 2011 to $3,507,000 in fiscal 2012.  We used this cash to invest $2,417,000 in our technology products and infrastructure and pay down debt by $1,402,000 during fiscal 2012 compared to $2,411,000 of technology investment and $983,000 of debt repayments in fiscal 2011.

Revenue

The following table summarizes our recurring and non-recurring revenue by major product category (in thousands):

			Percent
	2012	2011	Change
Catalog
Recurring revenue	$12,680	$11,848	7.0%
Non-recurring revenue	769	801	(4.0)%
Total catalog revenue	13,449	12,649	6.3%
Percent of revenue recurring	94.3%	93.7%
Website
Recurring revenue	4,685	4,000	17.1%
Non-recurring revenue	892	1,025	(12.9)%
Total website revenue	5,577	5,025	11.0%
Percent of revenue recurring	84.0%	79.6%
Lead management
Recurring revenue	842	730	15.3%
Non-recurring revenue	171	154	11.3%
Total lead management revenue	1,013	884	14.6%
Percent of revenue recurring	83.1%	82.6%
Lead generation
Recurring revenue	-	-	-%
Non-recurring revenue	1,296	1,098	18.0%
Total lead generation revenue	1,296	1,098	18.0%
Percent of revenue recurring	-%	-%
Other
Recurring revenue	606	844	(28.2)%
Non-recurring revenue	553	834	(33.7)%
Total catalog revenue	1,159	1,678	(30.9)%
Percent of revenue recurring	52.3%	50.3%
Total
Recurring revenue	18,813	17,422	8.0%
Non-recurring revenue	3,681	3,912	(5.9)%
Total revenue	$22,494	$21,334	5.4%
Percent of revenue recurring	83.6%	81.7%

Total revenue increased 5.4% or $1,160,000 during fiscal 2012, compared to fiscal 2011, and recurring revenue increased 8.0% or $1,391,000 over the same period.  Furthermore, recurring revenue on our core catalog, website, and lead management products increased 9.8% or $1,629,000 during fiscal 2012.  As stated above various accomplishments that were directly in line with our strategy drove new sales and an improvement in the rate of customer churn.

Catalog

Catalog revenue is generated from catalog subscriptions, software license fees, license renewal fees, software maintenance and support fees and professional services related to data conversion.  Catalog revenue continues to be our largest source of revenue, representing 60% of total revenue.  Catalog revenue increased 6.3% or $800,000 in fiscal 2012, compared to the same period last year.  The Company experienced an increase in new recurring subscription sales from our international and U.S. operations of approximately 7.0% or $832,000 during fiscal 2012, compared to fiscal 2011. We expect to see year over year growth in catalog revenue in fiscal 2013, both organically and from revenue related to the R2R acquisition.

Website

Website revenue is generated from one-time set-up fees and recurring subscription fees on our website products, as well as transaction fees from customers’ online sales generated via the websites.  Website revenue comprised 25% of our total revenue in fiscal 2012.  Website revenue increased 11.0% or $552,000 during fiscal 2012, compared to the same period last year.  Recurring website revenue grew 17.1% during fiscal 2012, compared to fiscal 2011, due to the sale of additional new customer websites as well as up-sells to existing customers. Non-recurring website revenue decreased 12.9% during fiscal 2012 compared to fiscal 2011, as we continued to discount website set-up fees as part of our strategy to attract new customers and increase recurring revenues.  We expect website revenue to continue to grow at rates higher than catalog revenue and to be a long-term source of growth for the Company.

Lead Management

Lead management revenue is generated from one time set-up fees and recurring subscription fees for the use of our Footsteps™ products.  Lead management revenue increased 14.6% or $129,000 during fiscal 2012, compared to the same period last year, resulting from an increase in sales of Footsteps™ enhancements and new releases.  Lead management recurring revenue increased 15.3% or $112,000 during fiscal 2012, compared to fiscal 2011.  We recently deployed multiple new editions of its Lead Management product, Footsteps Channel Connect™, which offers the product’s base functionality at a low price with the option to upgrade to additional functionality, which is expected to drive growth in fiscal 2013.

Lead Generation

Lead generation revenue is realized from the sale of our SearchEngineSmart™ (“SES”) service.  Although our SES customers typically subscribe to the service for three to six month periods, and many customers renew the service, we consider SES revenue to be non-recurring.   SES revenue increased 18.0% or $198,000 during fiscal 2012, compared to the same period last year, from the addition of several new customers.

Other Revenue

Other revenue primarily consists of professional services related to software customization, website hosting fees, and revenue generated from ancillary products.  Approximately $275,000 of revenue from the divested AgChem EDI business was included within this category in fiscal 2011 prior to its sale, creating the 30.9% decrease in other revenues in fiscal 2012.  Management anticipates that other revenue will fluctuate based on the timing of professional fees related to software customization.

Cost of Revenue

We classify as cost of revenue those costs directly attributable to the provision of services. These costs include (i) software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to customers; (ii) direct labor for the provision of catalog production, product implementations and professional services revenue; and (iii) other direct costs, which represent amounts paid to third party vendors directly attributable to the services we provide our customers.

The table below breaks out cost of revenue into each of these three categories (in thousands):

		Percent of		Percent of
	2012	Revenue	2011	Revenue

Net revenues	$22,494		$21,334
Cost of revenues:
Amortization of capitalized software costs	1,420	6.3%	1,127	5.3%
Direct labor	1,560	6.9%	1,352	6.3%
Other direct costs	2,286	10.2%	2,008	9.4%
Total cost of revenues	5,266	23.4%	4,487	21.0%
Gross profit	$17,228	76.6%	$16,847	79.0%

Gross profit was $17,228,000 or 76.6% of revenue for the twelve months ended July 31, 2012, compared to $16,847,000 or 79.0% of revenue for the same period last year.  The decline in gross profit margin was primarily attributed to: (i) an increase in SES revenue, which has a lower margin than our other core products; (ii) an increase in website and lead management software amortization; and (iii) an increase in website labor costs, as we delivered more new sites and updates to current customer sites than last year.  We expect fluctuations in gross margin based on the mix of products sold, but expect our gross margins to improve over time as we focus our sales and development efforts on higher margin, recurring revenue products.

Gross Margins

The following table summarizes our gross profit and gross margin percentage by major product category (in thousands):

			Percent
	2012	2011	Change
Catalog
Revenue	$13,449	$12,649	6.3%
Cost of revenue	1,901	1,733	9.7%
Gross profit	11,548	10,916	5.8%
Gross margin percentage	85.9%	86.3%
Website
Revenue	5,577	5,025	11.0%
Cost of revenue	1,332	1,120	18.9%
Gross profit	4,245	3,905	8.7%
Gross margin percentage	76.1%	77.7%
Lead management
Revenue	1,013	884	14.6%
Cost of revenue	546	308	77.3%
Gross profit	467	576	(18.9)%
Gross margin percentage	46.1%	65.2%
Lead generation
Revenue	1,296	1,098	18.0%
Cost of revenue	1,213	850	42.7%
Gross profit	83	248	(66.5)%
Gross margin percentage	6.4%	22.6%
Other
Revenue	1,159	1,678	(30.9)%
Cost of revenue	274	476	(42.4)%
Gross profit	885	1,202	(26.4)%
Gross margin percentage	76.4%	71.6%
Total
Revenue	22,494	21,334	5.4%
Cost of revenue	5,266	4,487	17.4%
Gross profit	$17,228	$16,847	2.3%
Gross margin percentage	76.6%	79.0%

Overall gross margin was 76.6% of revenue in fiscal 2012 or $17,228,000, a 2.3 percent decrease from fiscal 2011.  The decrease was attributed to reduced margins on our lead generation and lead management products.  Gross margin on our core catalog and website products remained relatively stable at 83.0% in fiscal 2012 versus 83.9% in fiscal 2011.

The decline in lead generation gross margin in fiscal 2012 was due to price discounts on larger sales contracts.  The decline in lead management gross margin was due to an increase in software amortization, as we continue to invest in product development of our Footsteps™ technology in an effort to drive significant growth in this area.

Operating Expenses

The following table summarizes our operating expenses by category (in thousands):

		Percent of		Percent of	Percent
	2012	Revenue	2011	Revenue	Change
Sales and marketing	$4,249	18.9%	$4,272	20.0%	(0.5)%
Customer operations and support (1)	3,379	15.0%	3,439	16.1%	(1.7)%
Software development and technical support (2)	1,864	8.3%	1,463	6.9%	27.4%
General and administrative (3)	5,027	22.3%	4,252	19.9%	18.2%
Depreciation and amortization (4)	1,414	6.3%	1,688	7.9%	(16.2)%
Net operating expenses	$15,933	70.8%	$15,114	70.8%	5.4%

Net operating expenses increased 5.4% or $819,000 during fiscal 2012, compared to the same period last year.  The increase was largely due to the strategic investments previously discussed.  These investments support our strategies which are aimed at double-digit revenue growth and maximizing shareholder value.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses decreased 0.5% or $23,000 during fiscal 2012, compared to the same period last year.  Sales and marketing expenses, as a percentage of revenue, decreased from 20.0% in fiscal 2011 to 18.9% for fiscal 2012.  We expect that sales and marketing will continue to be one of our largest expenses, as we intend to continue to invest in sales and marketing to grow our customer base and expand relationships with our existing customers, however, management expects sales and marketing costs to continue to decline as a percentage of revenue in future years.

Customer Operations and Support

Customer operations and support expenses are composed of our customer hosting operations, software maintenance agreements for our core network, and personnel and related costs for operations and support employees.  Customer operations and support costs decreased 1.7% or $60,000 during fiscal 2012, compared to the same period last year, resulting from a reduction in costs related to the ongoing data center consolidation.  Management expects customer operations and support costs to increase in fiscal 2013, due to the addition of costs related to the R2R operations, but to decline as a percentage of revenue in future years as we continue to consolidate our data centers into one centralized facility and the implementation of the new ERP system drives efficiencies through the support organization.

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

The table below summarizes our internal software development and technical support spending (in thousands):

			Percent
	2012	2011	Change

Total software development and technical support costs	$5,114	$4,480	14.2%
Less: amount capitalized as software development	(1,690)	(1,665)	1.5%
Less: direct labor classified as cost of revenues	(1,560)	(1,352)	15.4%
Net software development and technical support
costs classified as operating expenses	$1,864	$1,463	27.4%

We increased total software development and technical support costs by 14.2% or $634,000 fiscal 2012, compared to the same period last year, which is consistent with the strategy to release new products, create enhancements to existing products, expand our content library and deliver superior services and technical support to our customers.

During fiscal 2012, we capitalized $1,690,000 of software development labor and overhead, versus $1,665,000 during fiscal 2011.  We recently deployed several new editions of its lead management product FootSteps™, which enable customers to add feature upgrades and grow with the product over time.  Other upgrades released during fiscal 2012 include a lightweight edition of PartStream™, our OEM parts eCommerce solution, expansion of our WebSiteSmart™ social media sharing tools, mobile unit brochures, SEO tool enhancements and a new PartStream Mobile™ product. We have also completed a new order integration between WebSiteSmart™ and a leading provider of business management systems to outdoor power, powersports and agricultural equipment industries. We are working on several new enhancements expected to be released in the upcoming quarters, which we anticipate will increase future revenue for the Company.

Management expects total spending for software development and technical support to increase in fiscal 2013, as we continue to focus on our strategy of product enhancement and innovation. We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs increased 18.2% or $775,000, in fiscal 2012, compared to the same period last year.  As a percentage of revenue, general and administrative expenses increased from 19.9% during fiscal 2011 to 22.3% in fiscal 2012.  The increase was largely due to the strategic investments we made in our investor relations program, a new ERP system and our acquisition of R2R , as well as a $177,000 provision for potential sales tax liabilities as a result of on-going sales tax audits. Management expects general and administrative expenses to increase in fiscal 2013 over the previous year due to the costs related to the acquired R2R operations, and the continuation of our strategic investments, both of which are designed to further our strategy and drive future revenue growth and shareholder value.  Over time, management expects general and administrative expenses to decline as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenue.  Depreciation and amortization expense decreased 16.2% or $274,000 during fiscal 2012, compared to last year, as intangible assets related to a previous acquisition became fully depreciated and as older technology related to our infrastructure is getting replaced by newer cloud-based technology, some of which is now classified in general and administrative expense.

Interest Expense

Interest expense decreased 70.3% from $790,000 in fiscal 2011 to $235,000 in fiscal 2012, resulting from our July 2011 debt refinancing.   On July 27, 2011, the Company refinanced its $5,000,000 secured promissory note issued in relation to the April 2009 acquisition of Channel Blade Technologies with a commercial loan from Fifth Third Bank, effectively reducing the interest rate by nearly ten percentage points.  While the previously seller note bore interest at 14% annually, the Fifth Third Bank loan bears a rate of LIBOR plus 4%.  The terms of the Fifth Third agreement are more fully described in footnote 4 to the consolidated financial statements.

Management expects interest expense to increase slightly during fiscal 2013.  On August 17, 2012, we incurred an additional $1,000,000 of debt financing from Fifth Third Bank to fund the acquisition of R2R.

Other Income

The following table summarizes the components of other income (in thousands):

			Percent
	2012	2011	Change

Gain on disposal of a component of the business	$70	$433	(83.8)%
Gain on liquidation of split dollar life insurance policy	123	-	100.0%
Foreign currency exchange rate gains	29	25	16.0%
Total other income	$222	$458	(51.5)%

Other income decreased 51.5% or $236,000 during fiscal 2012, compared to the same period last year.  Other income included a $433,000 gain recognized on the disposition of the AgChem EDI business in fiscal 2011, compared to a $70,000 gain in fiscal 2012 as we had a change in estimate related to the expected future cash flows of the earn-out receivable established at the time of the disposition.

ARI was the beneficiary of the total premiums it paid on a split-dollar life insurance policy on the Company’s founder, who no longer serves in any capacity for the Company.  Insurance premiums receivable were recorded at present value based on the average life expectancy of the policy holder, of which $74,000 were included in other long term assets at the time of disposal.  During fiscal 2012, the Company surrendered the policy receiving approximately $197,000, recorded in investing activities on the cash flow statement and recorded a book gain in other income of $123,000, or $0.02 per basic and diluted share, and taxable income of $667,000.

Income Taxes

The Company has net deferred tax assets of $5,129,000, primarily consisting of net operating loss carryforwards and book to tax timing differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  This does not represent a current cash obligation, as we continue to have net operating loss carryforwards to offset taxable income.

We recorded income tax expense of $227,000 during fiscal 2012, compared to a tax benefit of $1,017,000 last year.  In fiscal 2011, we recognized a tax gain of $1,967,000 for a change in our estimated valuation allowance as a result of a gain on the disposition of a component of the business, improved earnings and a change in the income tax reporting method related to the treatment of capitalized software. In fiscal 2012 we recognized a tax gain of $415,000 for a change in our estimated valuation allowance as a result of the split dollar life insurance proceeds, the forecasted earnings of the Ready 2 Ride acquisition and improved revenue growth.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from our financial statements (in thousands):

			Percent
	2012	2011	Change
Net cash provided by operating activities	$3,507	$3,471	1.0%
Net cash used in investing activities	(1,941)	(2,293)	15.4%
Net cash used in financing activities	(1,369)	(977)	(40.1)%
Effect of foreign currency exchange rate
changes on cash	19	(5)	480.0%
Net change in cash	$216	$196	10.2%
Cash at end of period	$1,350	$1,134	19.0%

We generated $216,000 of cash during fiscal 2012, compared to $196,000 in fiscal 2011.  Net cash provided by operating activities increased 1.04% or $36,000 over the same period, primarily due to increased revenue, offset in part by increased cash operating expenses.

Cash used in investing activities decreased 15.4% or $352,000 in fiscal 2012, compared to the same period last year.  We invested more than $2,400,000 in software development and the acquisition of equipment in fiscal 2012.  This investment was partially offset by $197,000 of cash received from the liquidation of a split dollar life insurance policy and $161,000 of cash received from earnouts related to our fiscal 2011 divestiture of our AgChem EDI business.  We will continue to invest cash in the business for the development of new products and upgrades to existing products.

Cash used in financing activities increased 40.1% or $392,000 in fiscal 2012, compared the same period last year.  We repaid $1,402,000 of outstanding debt in fiscal 2012 versus $983,000 in fiscal 2011.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under our line of credit with Fifth Third, are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

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

On July 27, 2011, we entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank.  Pursuant to the terms of the Agreement, Fifth Third extended to the Company credit facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 three year term loan facility (the “Term Loan”).  Each of the credit facilities bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0% (effective rate of 4.25% at July 31, 2012).  In connection with this Agreement, the Chase Line and all other banking relationships between ARI and JP Morgan Chase, N.A. were terminated.  There was nothing outstanding on the Revolving Loan as of July 31, 2012.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities and make distributions to its shareholders.  Financial covenants include a minimum fixed charge coverage ratio, as defined in the Agreement, of 1.2, and a senior leverage (maximum senior funded indebtedness to EBITDA) ratio, as defined in the Agreement, of 2.0.  The Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The Fifth Third Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiary.

Long-term debt consisted of the following at July 31, 2012 and 2011 (in thousands):

	2012	2011

Notes payable	$3,972	$5,000
Less current maturities	(1,084)	(917)
Notes payable - non-current	$2,888	$4,083

Principal and interest on the Term Loan will be repaid in fixed monthly principal installments of $83,333 plus accrued but unpaid interest on the unpaid principal balance commencing on September 1, 2011 through July 1, 2014, with a final balloon payment due July 27, 2014.  Mandatory prepayments of the Credit Facilities were required in the amount of 50% of the Company’s excess cash flow for the six-month periods ended January 31, 2012 and July 31, 2012 and for each fiscal year thereafter.  Excess cash flow is defined as the remainder of net income plus interest, taxes, depreciation and amortization expense for such period, minus cash taxes paid, capital expenditures incurred, capitalized software costs and scheduled payments of principal and interest charges.

Leases

We lease office space and certain office equipment under capital and operating lease arrangements expiring through 2021.  The following table shows our remaining obligation under these arrangements as of July 31, 2012 (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2013	$163	$625
2014	60	521
2015	-	467
2016	-	323
2017	-	328
Thereafter	-	1,382
Total minimum lease payments	223	3,646
Less amounts related to interest	15	-
Net minimum lease payments	$208	$3,646

Acquisitions

Since 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that align with its strategy. Since the program’s inception until the end of fiscal 2012, we closed ten acquisitions.  All of these acquisitions, with the exception of one that was divested in fiscal 2011, have been fully integrated into our operations.

On August 17, 2012, we acquired substantially all of the assets of Ready2Ride, Incorporated (“R2R”), pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012.  R2R sells aftermarket fitment data to the powersports industry.  This acquisition directly aligns with our strategy to differentiate our content from the competition.  In connection with the R2R acquisition, we have increased the principal amount due under the provisions of the Term Loan by $1,000,000, extending the payments through December 15, 2014.  All other conditions of the Term Loan remained the same. Management does not expect this acquisition to have a significant impact on earnings in fiscal 2013 but to have a positive impact long term, as we take advantage of revenue synergies through cross-selling and operational synergies through software development solutions, customer support and general and administrative cost savings.

Critical Accounting Judgments

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformance with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require us to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified as the most critical accounting policies and judgments those addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results.  For additional information, refer to Note 1 of the consolidated financial statements, which appear elsewhere within this report on Form 10-K.  Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information currently available.  Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. We currently estimate a reserve for most amounts due over 90 days, unless there is reasonable assurance of collectability. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Sales Tax

Taxes collected from customers and remitted to governmental authorities are presented on a net basis, excluding such amounts from revenue.  We are subject to examination by state tax jurisdictions for potential sales and use tax liability. We accrued $177,000 and $0 in fiscal 2012 and 2011, respectively for potential sales tax liabilities as a result of on-going sales tax audits, which were expensed to general and administrative expense.

Impairment of Long-Lived Assets

Equipment and leasehold improvements, capitalized software product costs and other identifiable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. We did not have any events or changes in circumstances to warrant an impairment evaluation in fiscal 2012 or 2011. During fiscal 2012 and fiscal 2011, we disposed of fully depreciated equipment and leasehold improvements with a cost basis of $560,000 and $371,000, respectively.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax basis of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of income.  We recognized tax expense of $227,000 in fiscal 2012 and a tax benefit of $1,017,000 from continuing operations in fiscal 2011, which was primarily a result of a change in our estimated tax valuation allowance.

Stock-Based Compensation

We use the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of our stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures based on our historical experience.  Management reviews the critical assumptions used in the Black-Scholes model each quarter and adjusts those assumptions when necessary.

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

Estimating the fair value of a reporting unit is an inherently subjective process.  Changes in assumptions, estimates, and other inputs could result in the indication of potential impairment of a portion of the recorded goodwill.  Management believes the assumptions, estimates, and other inputs used reflect their best efforts and are appropriate for valuing the reporting unit.  Our goodwill impairment test indicated that goodwill was not impaired in fiscal 2012 or fiscal 2011.

Impairment tests are also performed for those intangible assets with estimable useful lives if circumstances warrant a review.  There were no circumstances to warrant a review of intangible assets with estimable useful lives in fiscal 2012 or 2011.

Earn-out Receivable

As part of the purchase price for the disposition of our AgChem EDI business, we recorded an earn-out receivable with anticipated payments to ARI annually over a four-year period following the closing date. The earn-out was recorded at fair value, which was the estimated future receipts less an imputed discount, based on the present value of the estimated earn-out payments, discounted at an imputed interest rate at the time the note is issued and any subsequent changes in prevailing interest rates shall be ignored.  Imputed interest is amortized to interest income over the life of the earn-out.

An assessment of the expected future cash flows of the earn-out receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain in other expense (income). We recorded a benefit of approximately $433,000 in fiscal 2011 as a result of the initial assessment of expected future cash flows and a benefit of $70,000 as a result of the assessment performed during fiscal 2012.

Quarterly Financial Data

The following table sets forth the unaudited results of operations for each of the eight quarterly periods ended July 31, 2012, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Net revenues	$5,410	$5,324	$5,501	$5,238	$5,712	$5,354	$5,871	$5,418
Gross margin	4,274	4,137	4,250	4,132	4,334	4,239	4,370	4,339
Income from continuing operations	272	99	61	123	210	516	512	1,680
Discontinued operations	-	-	-	-	-	25	-	-
Net income (loss)	$272	$99	$61	$123	$210	$541	$512	$1,680

Basic and diluted income from continuing
operations per common share:
Basic	$0.03	$0.01	$0.01	$0.02	$0.03	$0.07	$0.06	$0.21
Diluted	$0.03	$0.01	$0.01	$0.02	$0.03	$0.07	$0.06	$0.21

Basic and diluted net income per
common share:
Basic	$0.03	$0.01	$0.01	$0.02	$0.03	$0.07	$0.06	$0.21
Diluted	$0.03	$0.01	$0.01	$0.02	$0.03	$0.07	$0.06	$0.21

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2012.  Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2012.

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

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the year ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by Item 10 of Part III will be included in our Proxy Statement relating to our Fiscal 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our Fiscal 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our Fiscal 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our Fiscal 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our Fiscal 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits

2.1	Asset Purchase Agreement dated March 1, 2011 between ARI Network Services, Inc. and Globalrange Corporation, incorporated herein by reference to Exhibit 2.1 to the Form 8-K filed on March 4, 2011.
2.2

Asset Purchase Agreement dated August 17, 2012 by and among ARI Network Services, Inc., Ready2Ride, Incorporated, Jamie Amy-Longacre and Ronald L. Longacre, Jr., incorporated by reference to Exhibit 2.1 of Form 8-K filed on August 23, 2012.

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

10.2 *	Summary of Executive Bonus Arrangements (Fiscal 2012).
10.3	Credit Agreement dated July 9, 2004 between the Company and Bank One, NA, incorporated by reference to exhibit 10.14 of the Company’s Form 10-K for the year ended July 31, 2004.
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

10.13	Note Modification Agreement dated April 25, 2008, between the Company and JP Morgan Chase Bank, NA, successor by merger to Bank One, NA.
10.14	Credit Agreement Amendment dated April 6, 2009, incorporated by reference to Form 10-Q for the quarter ended April 30, 2009.
10.15	Credit Agreement Amendment dated April 8, 2010, between the Company and JP Morgan Chase Bank, NA, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 18, 2010.
10.16*	Employment Agreement dated December 10, 2010 between Darin R. Janacek and the Company, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2010.
10.17*	Change of Control Agreement dated December 10, 2010 between Darin R. Janacek and the Company, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2010.
10.18*	ARI Network Services, Inc. 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on December 22, 2010.
10.19*	ARI Network Services, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated November 4, 2010, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on December 22, 2010.
10.20

Loan and Security Agreement dated as of July 27, 2011 by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 28, 2011.

10.21

Membership Interests Security Agreement dated as of July 27, 2011 by ARI Network Services, Inc. to and in favor of Fifth Third Bank, incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed on July 28, 2011.

10.22*	2000 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2008.
10.23*

Amended and Restated Employment Agreement, executed as of October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 4, 2011.

10.24*

Second Amendment to Change of Control Agreement, dated October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 4, 2011.

10.25*	Employment Agreement, executed as of December 21, 2011, between Jeffrey E. Horn and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 of Form 10-Q filed on March 15, 2012.
10.26*	Change of Control Agreement, dated December 21, 2011, between Jeffrey E. Horn and ARI Network Services, Inc., incorporated by reference to Exhibit 10.2 of Form 10-Q filed on March 15, 2012.
10.27*	Employment Agreement, executed as of December 12, 2011, between Jon M. Lintvet and ARI Network Services, Inc., incorporated by reference to Exhibit 10.3 of Form 10-Q filed on March 15, 2012.
10.28*	Change of Control Agreement, dated December 12, 2011, between Jon M. Lintvet and ARI Network Services, Inc., incorporated by reference to Exhibit 10.4 of Form 10-Q filed on March 15, 2012.
10.29*	Employment Agreement, executed as of August 14, 2012, between Marvin A. Berg and ARI Network Services, Inc.
10.30*	Change of Control Agreement, dated August 14, 2012, between Marvin A. Berg and ARI Network Services, Inc.
21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Section 906 Certification of Chief Executive Officer.
32.2	Section 906 Certification of Chief Financial Officer.

*Indicates Management Contract or Compensatory Plan or Agreement.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2012.

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

/s/ Brian E. DearingOctober 29, 2012

Brian E. Dearing

Chairman of the Board

/s/ Roy W. OlivierOctober 29, 2012

Roy W. Olivier

Director

/s/ Gordon J. BridgeOctober 29, 2012

Gordon J. Bridge

Director

/s/ William C. MortimoreOctober 29, 2012

William C. Mortimore

Director

/s/ P. Lee PoseidonOctober 29, 2012

P. Lee Poseidon

Director

/s/ William H. Luden, IIIOctober 29, 2012

William H. Luden, III

Director

/s/ James JohnsonOctober 29, 2012

James Johnson

Director

Report of Wipfli LLP,

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and Subsidiaries (the Company) as of July 31, 2012 and 2011 and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Milwaukee, Wisconsin

October 29, 2012

Consolidated Financial Statements

ARI Network Services, Inc.

Years ended July 31, 2012 and 2011

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	July 31	July 31
	2012	2011
ASSETS
Cash and cash equivalents	$1,350	$1,134
Trade receivables, less allowance for doubtful accounts of $215
and $383 at July 31, 2012 and 2011, respectively	1,187	1,179
Work in process	151	169
Prepaid expenses and other	766	802
Deferred income taxes	2,686	2,693
Total current assets	6,140	5,977
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,592	2,304
Leasehold improvements	584	558
Furniture and equipment	1,989	2,000
	5,165	4,862
Less accumulated depreciation and amortization	3,214	2,988
Net equipment and leasehold improvements	1,951	1,874
Capitalized software product costs:
Amounts capitalized for software product costs	18,247	16,693
Less accumulated amortization	15,298	13,878
Net capitalized software product costs	2,949	2,815
Deferred income taxes	2,443	2,607
Other long term assets	148	346
Other intangible assets	1,439	2,041
Goodwill	5,439	5,439
Total assets	$20,509	$21,099

See accompanying notes

Balance Sheets

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	July 31	July 31
	2012	2011
LIABILITIES
Current borrowings on line of credit	$-	$245
Current portion of long-term debt	1,084	917
Accounts payable	725	561
Deferred revenue	4,926	5,282
Accrued payroll and related liabilities	758	1,264
Accrued sales, use and income taxes	216	106
Other accrued liabilities	214	184
Current portion of capital lease obligations	150	127
Total current liabilities	8,073	8,686
Long-term debt	2,888	4,083
Capital lease obligations	58	210
Other long term liabilities	274	289
Total non-current liabilities	3,220	4,582
Total liabilities	11,293	13,268

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2012 and 2011, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2012 and 2011, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 8,037,750 and 7,901,774 shares issued and outstanding at July 31, 2012 and 2011, respectively	8	8
Common stock warrants and options	1,287	1,092
Additional paid-in capital	95,931	95,834
Accumulated deficit	(88,009)	(89,064)
Other accumulated comprehensive loss	(1)	(39)
Total shareholders' equity	9,216	7,831
Total liabilities and shareholders' equity	$20,509	$21,099

See accompanying notes

Income Statement

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	2012	2011
Net revenue	$22,494	$21,334
Cost of revenue	5,266	4,487
Gross profit	17,228	16,847
Operating expenses:
Sales and marketing	4,249	4,272
Customer operations and support	3,379	3,439
Software development and technical support (net of capitalized
software product costs	1,864	1,463
General and administrative	5,027	4,252
Depreciation and amortization (exclusive of amortization of software
product costs included in cost of revenue)	1,414	1,688
Net operating expenses	15,933	15,114
Operating income	1,295	1,733
Other income (expense):
Interest expense	(235)	(790)
Other, net	222	458
Total other income (expense)	(13)	(332)
Income from continuing operations before provision for income tax	1,282	1,401
Income tax benefit (expense)	(227)	1,017
Income from continuing operations	1,055	2,418
Discontinued operations, net of tax	-	25
Net income	$1,055	$2,443

Income from continuing operations per common share:
Basic	$0.13	$0.31
Diluted	$0.13	$0.31

Net income per common share:
Basic	$0.13	$0.31
Diluted	$0.13	$0.31

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

						Other
	Common Stock					Accumulated	Total
	Shares Issued	Par	Warrants &	Paid-in	Accumulated	Comprehensive	Shareholders'
	and Outstanding	Value	Options	Capital	Deficit	Income (Loss)	Equity
Balance July 31, 2010	7,768,921	$8	$983	$95,748	$(91,507)	$(13)	$5,219

Stock-based compensation	-	-	109	-	-	-	109
Issuance of common stock under
company 401(k) plan	86,739	-	-	60	-	-	60
Issuance of common stock under
executive bonus plan	33,140	-	-	20	-	-	20
Issuance of common stock under
employee stock purchase plan	12,174	-	-	5	-	-	5
Issuance of common stock from
exercise of stock options	800			1			1
Subtotal	132,853	$-	$109	$86	$-	$-	$195

Net Income	-	$-	$-	$-	$2,443	$-	$2,443
Foreign currency translation
adjustments	-	-	-	-	-	(26)	(26)
Comprehensive income	-	-	-	-	2,443	(26)	2,417
Balance July 31, 2011	7,901,774	$8	$1,092	$95,834	$(89,064)	$(39)	$7,831

Stock-based compensation	-	-	195	-	-	-	195
Issuance of common stock under
company 401(k) plan	72,970	-	-	55	-	-	55
Issuance of common stock under
executive bonus plan	10,589	-	-	9	-	-	9
Issuance of common stock under
employee stock purchase plan	7,717	-	-	3	-	-	3
Issuance of common stock from
exercise of stock options	44,700			30			30
Subtotal	135,976	-	195	97	-	-	292

Net Income	-	-	-	-	1,055	-	1,055
Foreign currency translation
adjustments	-	-	-	-	-	38	38
Comprehensive income	-	-	-	-	1,055	38	1,093
Balance July 31, 2012	8,037,750	$8	$1,287	$95,931	$(88,009)	$(1)	$9,216

Shareholders' Equity includes cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding for all periods presented.

Shareholders' Equity includes junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding for all periods presented.

See accompanying notes

Cash Flows

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	2012	2011
Operating activities:
Net income	$1,055	$2,443
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,420	1,127
Amortization of discount related to present value of earnout	(43)	(19)
Depreciation and other amortization	1,414	1,688
Gain on disposal of a component of the business	(70)	(433)
Gain on liquidation of split dollar life insurance policy	(123)	-
Provision for bad debt allowance	33	73
Deferred income taxes	171	(1,084)
Stock based compensation related to stock options	195	109
Stock issued as contribution to 401(k) plan	55	60
Net change in assets and liabilities:
Trade receivables	(53)	73
Work in process	18	(36)
Prepaid expenses and other	(55)	(131)
Other long term assets	49	(89)
Accounts payable	165	26
Deferred revenue	(356)	49
Accrued payroll and related liabilities	(493)	(59)
Accrued sales, use and income taxes	110	46
Other accrued liabilities	15	(372)
Net cash provided by operating activities	$3,507	$3,471
Investing activities:
Purchase of equipment, software and leasehold improvements	(699)	(670)
Cash received from liquidation of split dollar life insurance policy	197	-
Cash received from disposition of a component of the business	279	118
Software developed for internal use	(164)	(194)
Software development costs capitalized	(1,554)	(1,547)
Net cash used in investing activities	$(1,941)	$(2,293)
Financing activities:
Borrowings (repayments) under line of credit	(245)	(780)
Payments under long-term debt	(1,028)	(5,000)
Borrowings under long-term debt	-	5,000
Payments of capital lease obligations	(129)	(203)
Proceeds from issuance of common stock	33	6
Net cash provided by (used in) financing activities	$(1,369)	$(977)
Effect of foreign currency exchange rate changes on cash	19	(5)
Net change in cash and cash equivalents	216	196
Cash and cash equivalents at beginning of period	1,134	938
Cash and cash equivalents at end of period	$1,350	$1,134
Cash paid for interest	$239	$964
Cash paid for income taxes	$107	$10

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$-	$10
Accrued earn-out receivable related to disposition of a component of the business	43	384
Net current liabilities related to disposition of a componenet of the business	-	50
Issuance of common stock related to payment of executive compensation	9	20

See accompanying notes

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1.            Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI”) provides technology-enabled solutions that help dealers, distributors and manufacturers worldwide increase revenue and reduce costs.  Our suite of products and services include: (i) electronic catalogs for publishing, viewing and interacting with technical reference information about equipment; (ii) lead generation and management products and services designed to help dealers grow their businesses and increase profitability through efficient marketing of their products; and (iii) websites with eCommerce capabilities designed to generate sales through the sites and provide information to consumers in the dealers’ local areas.  We deliver our products and services to companies of all sizes across a dozen vertical markets, with a core emphasis on the outdoor power, power sports, marine, RV, and appliance sectors. We estimate that approximately 19,000 equipment dealers, 140 manufacturers, and 195 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.

Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224,  and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly-owned subsidiaries.  We eliminated all significant intercompany balances and transactions in consolidation. Certain reclassifications were made to amounts previously reported in our financial statements reclassifying: (i) other current liabilities to other long term liabilities; and (ii) software development and technical support expense to cost of revenue, in order to conform to the current presentation.  Any other adjustments deemed necessary by management for a fair presentation of all periods presented have been reflected as required by Regulation S-X, Rule 10-01, in the normal course of business.

In fiscal 2009, ARI F&I Services, LLC (“AFIS”), a wholly-owned subsidiary of ARI, acquired Powersports Outsourcing Group. AFIS was subsequently sold on July 27, 2010.  The results of AFIS have been reported as a discontinued operation in the periods reported.

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2012, for example, refer to the fiscal year ending July 31, 2012, and references to fiscal 2011 refer to the fiscal year ending July 31, 2011.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Translation gains and losses are translated at the weighted-average exchange rates during the period and expensed to other income (expense). Adjustments resulting from the re-measurement of the financial statements into the functional currency are charged or credited to comprehensive income (loss).

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, valuation of intangible assets, allowance for bad debt, accruals for anticipated future earn-out receipts related to the disposition of a component of the business, valuation of stock-based compensation and the deferred tax valuation allowance to be significant estimates that are subject to change in the near term.

Changes in Accounting Estimates

During fiscal 2012 and fiscal 2011, the Company had a change in its estimated valuation allowance related to deferred tax assets due to ongoing revisions and evaluations of the estimated future expected results of operations and tax planning strategies.  The difference between the amounts previously recorded as a valuation allowance and the amount currently recorded was charged to income tax expense, as more fully discussed in Note 11.  The amount of this change in accounting estimate was income of $415,000, or $0.05 per basic and diluted common share in fiscal 2012, and $1,967,000, or $0.25 per basic and diluted common share, in fiscal 2011.

Concentrations

The Company had no cash deposits in excess of the insurance coverage provided by the Federal Deposit Insurance Corporation (“FDIC”) as of July 31, 2012 that would be exposed to loss in the event of a nonperformance by the financial institution.  The Company’s policy is to maintain cash in European bank accounts only to the extent required to cover day-to-day operating activities.  Any excess European cash balances are transferred to our U.S. accounts on a periodic basis.

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2012 or fiscal 2011.

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

Amounts received for shipping and handling fees are reflected in revenue.  Costs incurred for shipping and handling are reported in cost of revenue.

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

Sales Tax

Taxes collected from customers and remitted to governmental authorities are presented on a net basis, excluding such amounts from revenue. We are subject to examination by state tax jurisdictions for potential sales and use tax liability. We expensed $177,000 and $0 in fiscal 2012 and 2011, respectively for potential sales tax liabilities as a result of on-going sales tax audits, which were included in general and administrative expense.

Work in Process

Work in process consists of billable professional services performed by the Company, for which revenue was recognized pursuant to contract accounting primarily using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred, which have not been invoiced as of the end of the reporting period.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. The Company developed tools for internal use related to the publication of catalog data which is included in computer equipment and software for internal use of which $164,000 and $194,000 were capitalized during fiscal 2012 and 2011, respectively.  Depreciation and amortization are computed under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Depreciation and amortization is expensed over the estimated useful lives of the assets as follows:

Computer equipment	3 – 7 years
Leasehold improvements	2 – 7 years
Furniture and equipment	3 – 5 years

During fiscal 2012 and fiscal 2011, the Company disposed of equipment and leasehold improvements with a cost basis of $560,000 and $371,000.

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

Capitalized Finance Costs

The Company capitalized finance costs of approximately $5,000 and $84,000, respectively, during fiscal 2012 and 2011 for closing costs associated with the loan and security agreement between Fifth Third Bank and the Company, described in Notes 4 and 5, of which approximately $29,000 and $0, respectively, was amortized to interest expense in fiscal 2012 and 2011. Other long-term assets include $30,000 and $84,000 of capitalized finance costs at July 31, 2012 and 2011, with the current portion of the remaining balance of $30,000 at July 31, 2012 included in prepaid and other on the Balance Sheet.

Insurance Premiums Receivable

The Company was the beneficiary of the total premiums it paid on a split-dollar life insurance policy at the death of the policy holder.  Insurance premiums receivable were recorded at present value based on the average life expectancy of the policy holder, of which $69,000 were included in other long term assets at July 31, 2011.  During fiscal 2012, the Company surrendered the policy, receiving approximately $197,000 and recorded a book gain of $123,000, or $0.02 per basic and diluted share, and taxable income of $667,000.

Impairment of Long-Lived Assets

In accordance with GAAP,  long-lived assets, including capitalized software product costs, property and equipment, and amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve judgment.  We did not have any events or changes in circumstances to warrant an impairment evaluation in fiscal 2012 or 2011.

Goodwill

GAAP requires that we assess goodwill for impairment annually, or more frequently if circumstances warrant a review.  Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  We tested for goodwill impairment at July 31, 2012 and 2011.

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

We determined that there is a single reporting unit for the purpose of goodwill impairment tests.  We estimate the fair value of the reporting unit using various valuation techniques, with the primary technique being a discounted cash flow analysis. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including most significantly the weighted average cost of capital (“WACC”) used to discount future cash flows, anticipated long-term growth rates, and future profit margins.  Management uses its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized.  We estimated future cash flows using two forecast scenarios and management used its best judgment to assign a weighting to each scenario.  Step 1 of the goodwill impairment test indicated that goodwill was not impaired in fiscal 2012 or fiscal 2011.  As a result, step 2 of the test was not performed.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed semi-annually or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the income statement.  The Company performed semi-annual assessments of the likelihood that net deferred tax assets will be realized from future taxable income during fiscal 2012 and 2011, as described in Note 11.

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

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the statement of income, are expensed as incurred.  Total advertising costs were $134,000 and $77,000 in fiscal 2012 and fiscal 2011, respectively.

Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that has not been recognized in the calculation of net income. We reported comprehensive income (loss), which includes net income and foreign currency translation adjustments, in the Consolidated Statements of Shareholders’ Equity for fiscal 2012 and fiscal 2011.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with GAAP.   We had no legal provisions in fiscal 2012 or fiscal 2011.

Recently Adopted Accounting Standards

The Company has not adopted any new accounting standards during fiscal 2012 that have had a material impact on the financial statements.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended guidance related to the presentation of comprehensive income on the financial statements that will be effective for the Company on a retrospective basis beginning August 1, 2012.  Under the new guidance, the Company will be required to report net income and comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The impact of adopting this new standard will not have a material impact on the Company’s consolidated financial statements.

Management has reviewed recently issued accounting pronouncement and believes that there are no other pronouncements that will have a material impact on the Company’s financial statements in fiscal 2013.

2.            Basic and Diluted Net Income per Common Share

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of ARI’s outstanding stock options that are in the money were exercised (calculated using the treasury stock method).

The following table is a reconciliation of basic and diluted net income per common share for fiscal 2012 and fiscal 2011 (in thousands, except per share data):

	2012	2011

Income from continuing operations	$1,055	$2,418
Income (loss) from discontinued operations	0	25
Net income	$1,055	$2,443

Weighted-average common shares outstanding	7,997	7,855
Effect of dilutive stock options and warrants	174	56
Diluted weighted-average common shares outstanding	8,171	7,911

Earnings per share - basic:
Income from continuing operations	$0.13	$0.31
Income (loss) from discontinued operations	-	-
Net income	$0.13	$0.31

Earnings per share - diluted:
Income from continuing operations	$0.13	$0.31
Income (loss) from discontinued operations	-	-
Net income	$0.13	$0.31

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	877	923

3.            Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software	Accumulated	Net
	Product Costs	Amortization	Value
Balance 7/31/10	$15,919	$(13,524)	$2,395
Capitalized costs	1,547	-	1,547
Disposals	(773)	773	-
Amortization expense	-	(1,127)	(1,127)
Balance 7/31/11	$16,693	$(13,878)	$2,815
Capitalized costs	1,554	-	1,554
Amortization expense	-	(1,420)	(1,420)
Balance 7/31/12	$18,247	$(15,298)	$2,949

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs consist of the following at July 31, 2012 (in thousands):

2013	$1,425
2014	902
2015	421
2016	177
2017	24
$2,949

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

On July 27, 2011, the Company entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (“Fifth Third”).  Pursuant to the terms of the Agreement, Fifth Third extended to the Company credit facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 term loan facility (the “Term Loan” and, together with the Revolving Loan, the “Credit Facilities”), which matures on July 27, 2014.  Each of the credit facilities bears interest at a rate based on the one,  two,  three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0% (effective rate of 4.25% as of July 31, 2012).  There was $0 outstanding and $1,500,000 available on the Revolving Loan as of July 31, 2012.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities (other than employee and director options, employee benefit plans, and other compensation programs), and make distributions to its shareholders.  Financial covenants include a minimum fixed charge coverage ratio, as defined in the Agreement, of 1.2, and a senior leverage (maximum senior funded indebtedness to EBITDA) ratio, as defined in the Agreement, of 2.0.  The Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiaries.  The Company was in compliance with its debt covenants as of July 31, 2012.

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

Long-term debt consisted of the following at July 31, 2012 and 2011 (in thousands):

	2012	2011

Notes payable	$3,972	$5,000
Less current maturities	(1,084)	(917)
Notes payable - non-current	$2,888	$4,083

Principal and interest on the new Term Loan will be repaid in fixed monthly principal installments of $83,333 plus accrued but unpaid interest on the unpaid principal balance commencing on September 1, 2011 through July 1, 2014, with a final balloon payment due July 27, 2014.   Mandatory prepayments of the Credit Facilities will be required in the amount of 50% of the Company’s excess cash flow for the six-month periods ended January 31, 2012 and July 31, 2012 and for each fiscal year thereafter.  Excess cash flow is defined as the remainder of net income plus interest, taxes, depreciation and amortization expense for such period, minus cash taxes paid, capital expenditures incurred, capitalized software costs and scheduled payments of principal and interest charges.

Minimum principal payments due on the Term Loan are as follows for the fiscal years ending (in thousands):

2013	$1,084
2014	2,888
$3,972

6.            Disposition of a Component of an Entity

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

The amount of the earn-out was originally estimated at $580,000 less an imputed discount of $97,000, based on the present value of the estimated earn-out payments (the “Earn-Out Receivable”), discounted at 14%, which was the prevailing rate of interest charged on the Company’s debt at the time of the sale.  The discount is amortized to interest income, which is included in other income on the consolidated statements of income, over the life of the earn-out.

An assessment of the expected future cash flows of the Earn-Out Receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain or loss in other expense (income). The Company recorded a benefit of approximately $70,000 and $433,000 during fiscal 2012 and fiscal 2011, respectively, related to the expected future cash flows of the Earn-Out Receivable.

The remaining earn-out receivable includes $100,000 in prepaid expenses and other and $118,000 in other long term assets on the balance sheet at July 31, 2012, with estimated receivables as follows (in thousands):

	2012	2011
Earnout Receivable	$218	$384
Less current maturities	(100)	(190)
Long Term Earnout Receivable	$118	$194

The following table shows changes in the Earn-Out Receivable during fiscal 2012 and 2011 (in thousands):

Balance at March 1, 2011	$483
Net receipts	(118)
Imputed interest recognized	19
Balance at July 31, 2011	$384
Net receipts	(279)
Imputed interest recognized	43
Change in estimate	70
Balance at July 31, 2012	$218

7.            Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements.  Amortizable intangible assets are composed of the following at July 31, 2012 and 2011 (in thousands):

	Customer	Trade	Non-Compete
	Relationships	Names	Agreements	Total
Net value 7/31/10	$2,568	$189	$70	$2,827
Amortization	(666)	(50)	(70)	(786)
Net value 7/31/11	1,902	139	-	2,041
Amortization	(552)	(50)	-	(602)
Net value 7/31/12	$1,350	$89	$-	$1,439

Weighted average remaining useful life	4.75	1.75	-	4.57

The estimated amortization expense related to intangible assets for the years subsequent to July 31, 2012 is as follows (in thousands):

2013	$335
2014	322
2015	284
2016	284
2017	214
$1,439

8.            Capital and Operating Leases

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2021. The Company is generally liable for its share of in the landlord’s direct operating expenses and real estate taxes related to these leases. Total rental expense for the operating leases was $629,000 in fiscal 2012 and $648,000 in fiscal 2011, respectively.

Where applicable, rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differs from the pattern of payments required by the leases. Other accrued liabilities included $312,000 and $310,000 of deferred rent at July 31, 2012 and 2011, respectively.

ARI leases approximately 16,300 square feet of office space located at 10850 West Park Place, Milwaukee, Wisconsin 53224, which commenced on July 17, 2009 and expires on July 17, 2021.  Over the twelve year lease agreement, annual base rent of $149,000 increases approximately 2.9% per year.  Rent abatement was negotiated for the first fifteen months totaling approximately $187,000.  Annual projected operating costs and taxes, which are subject to change, are currently $8.98 per square foot.

The following table shows equipment and leasehold improvements with capital lease obligations (in thousands):

	2012	2011
Equipment and leasehold improvements	$547	$812
Less: accumulated depreciation (1)	366	494
Net equipment and leasehold improvements with
outstanding capital lease obligations	$181	$318

(1)             Depreciation of leased equipment and leasehold improvements is included in depreciation and other amortization

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2013	$163	$625
2014	60	521
2015	-	467
2016	-	323
2017	-	328
Thereafter	-	1,382
Total minimum lease payments	223	3,646
Less amounts related to interest	15	-
Net minimum lease payments	$208	$3,646

9.            Shareholder Rights Plan

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $195,000 and $109,000 during fiscal 2012 and 2011, respectively.  There was approximately $164,000 and $87,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of July 31, 2012 and 2011, respectively.  There were no capitalized stock-based compensation costs at July 31, 2012 or 2011.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table:

	2012	2011
Expected life (years)	10 years	10 years
Risk-free interest rate	2.1%	2.9%
Expected volatility	125.1%	104.3%
Expected forfeiture rate	20.9%	18.6%
Expected dividend yield	-%	-%
Weighted-average estimated fair value of
options granted during the year	$1.11	$0.58

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

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The  2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during fiscal 2012 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	1,269,981	$1.41	6.48	$13,319
Granted	146,100	0.64	n/a	n/a
Exercised	(800)	0.33	n/a	n/a
Forfeited	(178,948)	1.15	n/a	n/a
Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Exercisable at 7/31/11	1,055,241	$1.47	5.63	$22,125

Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Granted	-	n/a	n/a	n/a
Exercised	(41,325)	0.70	n/a	n/a
Forfeited	(95,239)	1.11	n/a	n/a
Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Exercisable at 7/31/12	1,021,682	$1.46	4.83	$77,361

The range of exercise prices for options outstanding under the 2000 Plan was $0.15 to $2.74 at July 31, 2012 and 2011.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during fiscal 2012 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	282,528	$1.09
Granted	146,100	0.64
Vested	(178,975)	1.13
Forfeited	(68,561)	0.93
Non-vested at 7/31/11	181,092	$0.75

Non-vested at 7/31/11	181,092	$0.75
Granted	-	n/a
Vested	(81,880)	0.80
Forfeited	(21,125)	0.81
Non-vested at 7/31/12	78,087	$0.69

The weighted average remaining vesting period was 1.38 and 1.73 years at July 31, 2012 and 2011, respectively.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on November 9, 2010, and it was approved by the Company's shareholders in December 2010.  The 2010 Plan is the successor to the Company’s 2000 Plan.

The 2010 Plan includes the following provisions:

•the aggregate number of shares of Common Stock subject to the 2010 Plan is 650,000 shares;

•the exercise price for options and stock appreciation rights cannot be less than 100% of the fair market value, as defined, of the Company’s Common Stock on the date of grant;

•the exercise prices for options and stock appreciation rights cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan;

•a maximum term of ten years for options and stock appreciation rights;

•a maximum of 325,000 of the shares available for issuance under the 2010 Plan can be in the form of restricted shares or restricted stock units, and the 2010 Plan does not have liberal share counting provisions (such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan); and

•awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during fiscal 2012 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price		Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/10	-	$	n/a	n/a	$	n/a
Granted	54,250		0.67	n/a		n/a
Exercised	-		n/a	n/a		n/a
Forfeited	-		n/a	n/a		n/a
Outstanding at 7/31/11	54,250		$0.67	9.64		$5,570
Exercisable at 7/31/11	21,313	$0.66	9.61	$2,221

Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Granted	280,667	1.16	n/a	n/a
Exercised	(3,375)	0.66	n/a	n/a
Forfeited	(20,875)	0.95	n/a	n/a
Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962

Exercisable at 7/31/12	117,960	$1.06	9.18	$19,333

The range of exercise prices for options outstanding under the 2010 Plan was $0.58 to $1.70 and $0.58 to $0.92 at July 31, 2012 and 2011, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during fiscal 2012 and 2011 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/10	-	$-
Granted	54,250	0.67
Vested	(21,313)	0.66
Forfeited	-	-
Non-vested at 7/31/11	32,937	$0.67

Non-vested at 7/31/11	32,937	$0.67
Granted	280,667	1.16
Vested	(101,772)	1.13
Forfeited	(19,125)	0.98
Non-vested at 7/31/12	192,707	$1.12

The weighted average remaining vesting period was 1.80 and 1.53 years at July 31, 2012 and 2011, respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, of which 185,156 and 177,439 of the shares have been issued as of July 31, 2012 and 2011, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

11.            Income Taxes

The provision for income taxes is composed of the following (in thousands):

	2012	2011
Current:
Federal	$(34)	$(25)
State	(59)	(39)
Change in valuation allowance	1,087	1,967
Deferred, net	(1,220)	(886)
Income tax (benefit) expense from continuing
operations	$(227)	$1,017
Income tax benefit from discontinued
operations	$-	$(15)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet.  We have unused net operating loss carry forwards ("NOLs") for federal income tax purposes, and as a result, we generally only incur alternative minimum taxes at the federal level.

Significant components of our deferred tax liabilities and assets as of July 31 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$3,893	$5,278
Alternative minimum tax credit carryforwards	150	104
Deferred revenue	1,642	1,729
Software product costs	-	46
Intangible assets	521	345
Other	803	885
Total deferred tax assets	$7,009	$8,387
Valuation allowance for deferred tax assets	(1,634)	(2,720)
Net deferred tax assets	$5,375	$5,667
Deferred tax liabilities:
Software product costs and other	105	(117)
Goodwill	(351)	(250)
Net deferred taxes	$5,129	$5,300

As of July 31, 2012, the Company had accumulated NOLs for federal and state tax purposes of approximately $10,582,000 and $5,660,000, respectively, which expire as follows (in thousands):

Year ended July 31,	Federal	State
2013	$2,746	$1,841
2014	-	482
2015	-	3,258
2019	843	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$10,582	$5,660

Of these unused federal NOLs, $1,039,000 expires between 2013 and 2019 and is limited to $116,000 annually that can be utilized to offset taxable income. Use of these NOLs is restricted under Section 382 of the Code because of changes in ownership in 1997.

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

The Company recorded a benefit related to a net change in estimate on our valuation allowance of approximately $415,000, or $0.05 per basic and diluted share, and $1,967,000, or $0.25 per basic and diluted share, during fiscal 2012 and 2011, respectively, as a result of our semi-annual evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.  The gain recognized in fiscal 2012 was primarily due to the following:

•	In fiscal 2012, we achieved higher than estimated revenue growth, which had a positive impact on our estimated future taxable income.
•

We included the estimated taxable income and losses of a business acquired on August 17, 2012, (described in Note 17), which we estimate will increase our taxable income over the period of forecasted NOL utilization.

•	In fiscal 2012, we had taxable income related to the liquidation of a split term life insurance policy, allowing us to use more of our NOLs than we had forecasted.

The gain recognized in fiscal 2011 was primarily due to the following:

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

During fiscal 2012 and fiscal 2011, $1,599,000 and $2,266,000, respectively, of federal NOLs expired.  These expired NOLs have been included in the calculation of the change in valuation allowance.  We will continue to evaluate the realizability of our deferred tax assets on a semi-annual basis.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 3% to U.S. based income before income taxes is as follows (in thousands):

	2012	2011
Computed income taxes at 37%	$(544)	$(570)
Permanent items	(222)	(78)
Change in estimated valuation allowance	415	1,967
Effective rate adjustment	-	(344)
Change in tax election	110	-
Other	14	42
Income tax expense (benefit) from continuing
operations	$(227)	$1,017
Income tax benefit from discontinued
operations	$-	$(15)

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of July 31, 2012 and 2011.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.   Fiscal years subsequent to 2008 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

12.            Employee Benefit Plan

ARI has a qualified retirement savings plan (the “401(k) Plan”) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of  $17,000 ($22,500 over age 50) in calendar year 2012 and  $16,500 ($22,000 over age 50) in calendar year 2011 (subject to adjustment in future years) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. During fiscal 2012, the Company increased its contribution from $0.25 per $1.00 contributed by employees to $0.50 per $1.00 contributed by employees with a maximum of 4% on an employee’s salary.  During fiscal 2012, the Company contributed $130,000 to the 401(k) Plan related to fiscal 2012 employee contributions and issued 72,970 shares of common stock to the 401(k) Plan related to fiscal 2011 employee contributions.  During fiscal 2011, the Company issued 86,739 shares of common stock related to fiscal 2010 employee contributions to the 401(k) Plan. The amounts charged to expense for the 401(k) contributions, net of forfeitures, were $130,000 and $60,000 for the fiscal years 2012 and 2011, respectively.

13.            Discontinued Operations

On July 27, 2010, we divested AFIS, which offered dealer F&I services. The results of operations of AFIS were previously reported within the United States business segment.  During fiscal 2011, we recorded a gain of $25,000 net of income tax related to the settlement of an accrued liability for vendor services.

The following table shows the results of discontinued operations (in thousands):

		2012	2011

Revenues		$-	$-
Cost of sales		-	-
Operating expenses		-	-
Operating loss		-	-
Gain (loss) on sale		-	40
Income tax benefit (provision)	(1)	-	(15)
Net gain (loss)		$-	$25

(1)            Net of recorded deferred income tax asset valuation allowance

14.            Business Segments

Our business segments are internally organized by geographic location of the operating facilities.  In accordance with GAAP regarding disclosures about business segments, we have segregated the Netherlands operation and the United States operations into separate reportable segments.  Segment revenue for the Netherlands operation includes only revenue generated and or supported out of the Netherlands subsidiary and does not include revenue sold to foreign countries and supported by the United States operation.  Revenues from the Netherlands segment are primarily generated from the Company’s catalog products. We evaluate the performance of and allocate resources to each of the segments based on their operating results.

Information concerning our operating business segments for fiscal 2012 and fiscal 2011 is as follows (in thousands):

	Twelve months ended July 31, 2012
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$21,719	$775	$-		$22,494
Revenue - intercompany	271	34	(305)	1	-
Cost of revenue	5,183	388	(305)	1	5,266
Operating expense	15,420	513	-		15,933
Interest expense	235	111	(111)	2	235
Other expense (income)	(332)	(1)	111	2	(222)
Income (loss) from continuing operations
before provision for income taxes	$1,484	$(202)	$-		$1,282

	As of July 31, 2012
	United States	Netherlands	Eliminations		Consolidated

Total assets	$21,800	$258	$(1,549)	3	$20,509

(1) The Netherlands segment charges the United States segment for customer support services and the United States segment charges the Netherlands segment for software royalties

(2) The United States segment charges the Netherlands segment for interest on the intercompany loan at a rate of 4.25%

(3) Net intercompany loan due from the Netherlands

	Twelve months ended July 31, 2011
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$20,535	$799	$-		$21,334
Revenue - intercompany	-	-	-		-
Cost of revenue	4,384	103	-		4,487
Operating expense	14,304	810	-	1	15,114
Interest expense	790	-	-		790
Other expense (income)	(458)	-	-		(458)
Income (loss) from continuing operations
before provision for income taxes	$1,515	$(114)	$-		$1,401

	As of July 31, 2011
	United States	Netherlands	Eliminations		Consolidated

Total assets	$22,360	$333	$(1,594)	2	$21,099

(1) The United States segment charges the Netherlands segment for software royalties at 35% of revenue, which are off-set in the overhead elimination and are included in the United States recievables

(2) Net intercompany receivable due from the Netherlands

15.            Related Party

Briggs & Stratton Corporation (“Briggs”) is one of our customers and owns approximately 10% of ARI’s outstanding common stock.  Briggs has entered into customer contracts with us and has provided vendor services to us in the ordinary course of business.  Generally, the customer contracts are for one to three years and renew annually thereafter unless either party elects otherwise.  We invoiced Briggs approximately $318,000 and $370,000 for products and services provided during fiscal 2012 and fiscal 2011, respectively.  Briggs had unpaid net trade receivables of $9,000, or 1%, and $18,000, or 1%, of total trade receivables outstanding as of July 31, 2012 and 2011, respectively, $0 of which was over 90 days at July 31, 2012 or 2011.

The vendor services provided by Briggs are for printing of materials which are generally resold to customers and included in cost of sales.  Briggs invoiced us approximately $12,000 and $33,000 for printing services during fiscal 2012 and fiscal 2011, respectively, $0 of which were unpaid as of July 31, 2012 and 2011.

Gordon J. Bridge serves on our board of directors.  He was paid $77,000 for consulting services related to business development activities during fiscal 2012, of which $25,000 was included in prepaid and other at July 31, 2012.  He did not provide consulting services in fiscal 2011.  There were no unpaid expenses at July 31, 2012 or 2011.

16.            Litigation

None.

17.            Subsequent Events

We evaluated whether any events or transactions occurred after the balance sheet date that would require recognition or disclosure in our financial statements in accordance with GAAP, and determined that there was an event that occurred after July 31, 2012, but prior to October 29, 2012 that will have an effect on the financial statements.  On August 17, 2012, the Company acquired substantially all of the assets of Ready 2 Ride, Incorporated (“Ready 2 Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012, filed as exhibit 2.1 of the Company’s Form 8-K on August 23, 2012.  Ready 2 Ride markets aftermarket fitment data to the powersports industry, which will expand the Company’s PGA data offerings to its existing customers as well as expand our customer opportunities to sell ARI’s other product offerings.

Consideration for the acquisition included $500,000 in cash and 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000.  In addition, the Company will be required to pay (1) a contingent hold back purchase price not to exceed, in aggregate, $250,000 on or before August 17, 2013, contingent upon the occurrence of certain customer-related events as described in the Purchase Agreement; and (2) a contingent earn-out purchase price not to exceed, in aggregate, $1,500,000, payable on the first, second and third anniversaries of the closing of the acquisition contingent upon the attainment of specified revenue goals. We have evaluated and determined that the Ready 2 Ride assets acquired as described above do not constitute a business that is “significant” as defined in the applicable SEC regulations.

 In connection with the Ready 2 Ride acquisition, we have increased the principal amount due under the provisions of the Term Loan by $1,000,000, extending the payments through December 15, 2014.  All other conditions of the Term Loan remained the same.