Form 10-Q
period 2012-10-31
ARI NETWORK SERVICES INC /WI
filed 2012-12-17
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

( )        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

YES                                                NO                        ü

As of December 6, 2012 there were 8,611,550 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012

Item  1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	October 31	July 31
	2012	2012
ASSETS
Cash and cash equivalents	$261	$1,350
Trade receivables, less allowance for doubtful accounts of $251
and $215 at October 31, 2012 and July 31, 2012, respectively	1,364	1,187
Work in process	270	151
Prepaid expenses and other	768	766
Deferred income taxes	2,632	2,686
Total current assets	5,295	6,140
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,645	2,592
Leasehold improvements	609	584
Furniture and equipment	2,304	1,989
	5,558	5,165
Less accumulated depreciation and amortization	3,408	3,214
Net equipment and leasehold improvements	2,150	1,951
Capitalized software product costs:
Amounts capitalized for software product costs	19,009	18,247
Less accumulated amortization	15,694	15,298
Net capitalized software product costs	3,315	2,949
Deferred income taxes	2,392	2,443
Other long term assets	1,032	148
Other intangible assets	2,224	1,439
Goodwill	5,972	5,439
Total assets	$22,380	$20,509

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)
	(Unaudited)	(Audited)
	October 31	July 31
	2012	2012
LIABILITIES
Current borrowings on line of credit	$220	$-
Current portion of long-term debt	1,085	1,084
Current portion of contingent liabilities	331
Accounts payable	530	725
Deferred revenue	4,717	4,926
Accrued payroll and related liabilities	845	758
Accrued sales, use and income taxes	119	216
Other accrued liabilities	574	214
Current portion of capital lease obligations	118	150
Total current liabilities	8,539	8,073
Long-term debt	3,640	2,888
Long-term portion of contingent liabilities	418	-
Capital lease obligations	41	58
Other long term liabilities	255	274
Total non-current liabilities	4,354	3,220
Total liabilities	12,893	11,293

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 8,169,550 and 8,037,750 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	8	8
Common stock warrants and options	1,324	1,287
Additional paid-in capital	96,062	95,931
Accumulated deficit	(87,896)	(88,009)
Other accumulated comprehensive loss	(11)	(1)
Total shareholders' equity	9,487	9,216
Total liabilities and shareholders' equity	$22,380	$20,509

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)
	Three months ended October 31
	2012	2011
Net revenue	$5,942	$5,410
Cost of revenue	1,408	1,136
Gross profit	4,534	4,274
Operating expenses:
Sales and marketing	1,046	1,033
Customer operations and support	1,008	846
Software development and technical support (net ofcapitalized
software product costs)	577	388
General and administrative	1,320	1,108
Depreciation and amortization (exclusive of amortization of
software product costs included in cost of revenue)	280	403
Net operating expenses	4,231	3,778
Operating income	303	496
Other income (expense):
Interest expense	(68)	(62)
Other, net	4	6
Total other income (expense)	(64)	(56)
Income before provision for income tax	239	440
Income tax benefit (expense)	(126)	(168)
Net income	$113	$272

Net income per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Consolidated Statements of Comprehensive Income
(Dollars in Thousands, Except per Share Data)

	(Unaudited)
	Three months ended October 31
	2012	2011
Net income	$113	$272

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	7
Total other comprehensive income (loss)	(10)	7
Comprehensive Income	$103	$279
See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
	Unaudited
	Three months ended October 31
	2012	2011
Operating activities:
Net income	$113	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	396	335
Amortization of discount related to present value of earnout	(8)	(11)
Amortization of bank loan fees	12	-
Depreciation and other amortization	279	404
Provision for bad debt allowance	25	15
Deferred income taxes	105	150
Stock based compensation related to stock options	37	16
Stock issued as contribution to 401(k) plan	-	55
Net change in assets and liabilities:
Trade receivables	(153)	289
Work in process	(119)	24
Prepaid expenses and other	15	59
Other long term assets	(32)	(13)
Accounts payable	(195)	(35)
Deferred revenue	(295)	(275)
Accrued payroll and related liabilities	85	(490)
Accrued sales, use and income taxes	(97)	(6)
Other accrued liabilities	341	46
Net cash provided by operating activities	$509	$835
Investing activities:
Purchase of equipment, software and leasehold improvements	(381)	(128)
Earnest money paid for business acquisition	(900)	-
Cash received from disposition of a component of the business	49	81
Cash paid for net assets related to acquisitions	(898)	-
Software developed for internal use	-	(57)
Software development costs capitalized	(396)	(434)
Net cash used in investing activities	$(2,526)	$(538)
Financing activities:
Borrowings (repayments) under line of credit	220	(245)
Payments on long-term debt	(247)	(167)
Borrowings under long-term debt	1,000	-
Payments of capital lease obligations	(49)	(33)
Proceeds from issuance of common stock	8	7
Net cash provided by (used in) financing activities	$932	$(438)
Effect of foreign currency exchange rate changes on cash	(4)	5
Net change in cash and cash equivalents	(1,089)	(136)
Cash and cash equivalents at beginning of period	1,350	1,134
Cash and cash equivalents at end of period	$261	$998
Cash paid for interest	$65	69
Cash paid for income taxes	$114	8

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$101	$-
Accrued liabilities assumed in connection with acquisitions	86	-
Issuance of common stock related to payment of executive compensation	22	9
Contingent liabilities incurred in connection with acquisition	749	-

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

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.   ARI also maintains operations in Cypress, California; Virginia Beach, Virginia; Floyds Knobs, Indiana; Duluth, Minnesota and The Netherlands.

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

Significant Accounting Policies

Our accounting policies are fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2012, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2012.  There were no changes to our accounting policies during the three months ended October 31, 2012.

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews receivable balances that exceed ninety (90) days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion of the balance that will not be collected.  The allowance for potential doubtful accounts is reflected as an offset to trade receivables in the accompanying balance sheets.

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

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable, in accordance with GAAP.   We had no legal provisions for the three months ended October 31, 2012 and 2011, respectively.

2.	Basic and Diluted Net Income per Share

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of the Company’s outstanding stock options that have a strike price below the market price were exercised (calculated using the treasury stock method).

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Unaudited
	Three months ended October 31
	2012	2011

Net income	$113	$272

Weighted-average common shares outstanding	8,123	7,927
Effect of dilutive stock options and warrants	126	50
Diluted weighted-average common shares outstanding	8,249	7,977

Earnings per share
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	902	971

3.	Stock-based Compensation Plans

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $37,000 and $16,000 during the three month period ended October 31, 2012 and 2011, respectively.  There was approximately $155,000 and $164,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of October 31, 2012 and July 31, 2012, respectively.  There were no capitalized stock-based compensation costs at October 31, 2012 or July 31, 2012.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three months ended October 31, 2012 and 2011, respectively:

	Three months ended October 31
	2012	2011
Expected life (years)	10 years	10 years
Risk-free interest rate	1.6%	2.5%
Expected volatility	130.1%	120.2%
Expected forfeiture rate	22.0%	25.9%
Expected dividend yield	-%	-%
Weighted-average estimated fair value of
options granted during the year	$0.96	$0.79

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The  2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three months ended October 31, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Granted	-	n/a	n/a	n/a
Exercised	(13,200)	0.62	n/a	n/a
Forfeited	(49,539)	1.25	n/a	n/a
Outstanding at 10/31/11	1,173,594	$1.37	5.82	$90,116
Exercisable at 10/31/11	994,127	$1.49	5.32	$49,774

Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Granted	-	n/a	n/a	n/a
Exercised	(10,800)	0.58	n/a	n/a
Forfeited	(86,508)	1.58	n/a	n/a
Outstanding at 10/31/12	1,002,461	$1.40	4.97	$114,006
Exercisable at 10/31/12	926,874	$1.46	4.73	$78,772

The range of exercise prices for options outstanding under the 2000 Plan was $0.15 to $2.74 at October 31, 2012 and 2011.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	181,092	$0.75
Granted	-	n/a
Vested	-	n/a
Forfeited	(1,625)	0.78
Non-vested at 10/31/11	179,467	$0.75

Non-vested at 7/31/12	78,087	$0.69
Granted	-	n/a
Vested	-	n/a
Forfeited	(2,500)	0.73
Non-vested at 10/31/12	75,587	$0.68

The weighted average remaining vesting period was dian and 1.49 years at October 31, 2012 and 2011, respectively.

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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three months ended October 31, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Granted	64,000	0.83	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(375)	0.63	n/a	n/a
Outstanding at 10/31/11	117,875	$0.75	9.67	$23,096
Exercisable at 10/31/11	21,313	$0.66	9.36	$6,225

Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Granted	20,000	1.00	n/a	n/a
Exercised	(3,000)	0.66	n/a	n/a
Forfeited	(3,500)	0.66	n/a	n/a
Outstanding at 10/31/12	324,167	$1.10	9.09	$57,070
Exercisable at 10/31/12	111,710	$1.09	8.97	$22,325

The range of exercise prices for options outstanding under the 2010 Plan was $.575 to $1.70 and $0.575 to $0.922 at October 31, 2012 and 2011, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2011 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	32,937	$0.67
Granted	64,000	0.83
Vested	-	-
Forfeited	(375)	0.63
Non-vested at 10/31/11	96,562	$0.78

Non-vested at 7/31/12	192,707	$1.12
Granted	20,000	1.00
Vested	-	n/a
Forfeited	(250)	0.66
Non-vested at 10/31/12	212,457	$1.11

The weighted average remaining vesting period was 1.61 and 1.92 years at October 31, 2012 and 2011, respectively.

Restricted Stock

During the three months ended October 31, 2012, 18,000 shares of restricted stock with a grant date fair value of $22,000 were issued under the 2010 Plan as a discretionary bonus to an executive of the Company.  The Company used the Black-Scholes model to value the grant with the following assumptions: risk-free interest rate of 1.75%; expected volatility of 1.3010%, expected forfeiture rate of 21.98% and expected dividend yield of 0%.  The shares vest as follows: 4,500 shares vested immediately; 4,500 shares vest on July 31, 2013; 4,500 shares vest on July 31, 2014; and 4,500 shares vest on July 31, 2015.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, of which 185,156 of the shares have been issued as of October 31, 2012 and July 31, 2012, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

1.	Debt

On July 27, 2011, the Company entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (“Fifth Third”).  Pursuant to the terms of the Agreement, Fifth Third extended to the Company credit facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 term loan facility (the “Term Loan” and, together with the Revolving Loan, the “Credit Facilities”).

On August 17, 2012, the Credit Facilities were amended to increase the principal amount of the Term Loan by $1,000,000, and extend the maturity date to December 15, 2014.  In connection with the amendment to the Credit Facility, the Company incurred $40,000 of debt closing costs, included in prepaid and other on the balance sheet and which are being amortized to interest expense over the term of the debt. Each of the credit facilities bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0% (effective rate of 4.24% as of October 31, 2012). The Credit Facilities were further amended as of November 28, 2012, as described below in Note 10 – Subsequent Events. There was $220,000 outstanding and $1,280,000 available on the Revolving Loan as of October 31, 2012.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities (other than employee and director options, employee benefit plans, and other compensation programs), and make distributions to its shareholders.  Financial covenants in place as of October 31, 2012 included a minimum fixed charge coverage ratio, as defined in the Agreement, of 1.2, and a senior leverage (maximum senior funded indebtedness to EBITDA) ratio, as defined in the Agreement, of 2.0.  The Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiaries.  The Company was in compliance with its debt covenants as of October 31, 2012.

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of October 31, 2012 and audited balance sheet as of July 31, 2011 (in thousands):

	October 31	July 31
	2012	2012
Notes payable	$4,725	$3,972
Less current maturities	(1,085)	(1,084)
Notes payable - non-current	$3,640	$2,888

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

On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders.  Under the Shareholder Rights Plan adopted by the Board of Directors, as amended, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned.  These Rights trade in tandem with the common stock until and unless they are triggered.  Should a person or group acquire more than 10% of ARI’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the rest of the shareholders the ability to purchase additional stock of ARI at a substantial discount.  The Rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.

6.	Income Taxes

The unaudited provision for income taxes for the three months ended October 31, 2012 and 2011 is composed of the following (in thousands):

	2012	2011
Current:
Federal	$-	$-
State	(22)	(18)
Deferred, net	(104)	(150)
Income tax benefit (expense)	$(126)	$(168)

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

As of October 31, 2012, the Company had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $10,582,000 and $5,660,000, respectively, which expire as follows:

Year ended July 31, *	Federal	State
2013 Ɨ	$2,746	$1,841
2014	-	482
2015	-	3,258
2019	843	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$10,582	$5,660

                                                                                                                                    * Years not shown have no amounts that expire.

                                                                                                                                    Ɨ    Was not reduced for current year estimated usage as it has not yet transpired.

An assessment is performed semi-annually of the likelihood that our net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income. We will continue to evaluate the realizability of our deferred tax assets on a semi-annual basis.  There were no assessments made to evaluate the realizability of our deferred tax assets during the quarters ended October 31, 2012 and 2011.

7.	Business Segments

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

	Three months ended October 31, 2012
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,767	$175	$-		$5,942
Revenue - intercompany	71	7	(78)	1	-
Cost of revenue	1,386	100	(78)	1	1,408
Operating expense	4,092	139	-		4,231
Interest expense	68	17	(17)	2	68
Other expense (income)	(21)	-	17	2	(4)
Income (loss) before provision for
income taxes	$313	$(74)	$-		$239

	As of October 31, 2012
	United States	Netherlands	Eliminations		Consolidated

Total assets	$23,867	$338	$(1,825)	3	$22,380

1    The Netherlands segment charges the United States segment for customer support services and the United States segment charges the Netherlands segment for software royalties.

2              The United States segment charges the Netherlands segment for interest on the intercompany loan at a rate of 4.24%.

3              Net intercompany loan due from the Netherlands.

	Three months ended October 31, 2011
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,205	$205	$-		$5,410
Revenue - intercompany	72	10	(82)	1	-
Cost of revenue	1,121	97	(82)	1	1,136
Operating expense	3,653	125	-	-	3,778
Interest expense	62	40	(40)	2	62
Other expense (income)	(46)	-	40		(6)
Income (loss) before provision for					-
income taxes	$487	$(47)	$-		$440

	As of July 31, 2012
	United States	Netherlands	Eliminations		Consolidated

Total assets	$21,800	$258	$(1,549)	3	$20,509

1   Netherlands segment charges the United States segment for customer support services and the United States                                      segment charges the Netherland segment for software royalties.

2  The United States segment charges the Netherlands segment for interest on the intercompany loan at a rate of 8%.

3 Includes $1,395,000 for the United States intercompany note receivable and $82,000 for intercompany trade accounts     receivable.

8.	Disposition of a Component of an Entity

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

An assessment of the expected future cash flows of the Earn-Out Receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain in other expense (income). The Company did not perform an assessment during the periods ended October 31, 2012 and 2011.

The remaining earn-out receivable includes $83,000 in prepaid expenses and other and $94,000 in other long term assets on the unaudited balance sheet at October 31, 2012, with estimated receivables as follows:

Year Ending July 31,
2013	$77
2014	86
2015	48
Total Estimated Payments	211
Less imputed interest	(34)
Present value of Earnout	$177

The following table shows changes in the earn-out receivable during the three months ended October 31, 2012 and 2011 respectively:

	Three months ended October 31
	2012	2011
Beginning Balance	$218	$384
Net receipts	(49)	(81)
Imputed interest recognized	8	11
Ending Balance	$177	$314

9.	Business Combinations

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012, filed as exhibit 2.1 of the Company’s Form 8-K on August 23, 2012.  Ready2Ride markets aftermarket fitment data to the powersports industry, which will expand the Company’s PGA data offerings to its existing customers as well as expand our customer opportunities to sell ARI’s other product offerings.

Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000.  In addition, the Company will be required to pay (1) a contingent hold back purchase price not to exceed, in aggregate, $250,000 on or before August 17, 2013, contingent upon the occurrence of certain customer-related events as described in the Purchase Agreement; and (2) a contingent earn-out purchase price ranging from, in aggregate,$0 to $1,500,000, with an estimated payment of $270,000, $266,000 and $266,000 based on estimated revenue on the first, second and third anniversaries of the closing of the acquisition The fair value of the contingent earn-out was calculated using the present value of future estimated revenue over the next three years.

The following tables show the estimated fair value and the allocation of the purchase price (in thousands):

Purchase
Price
Cash	$478
Assumed liabilities	419
Holdback	250
Earnout	500
Common Stock	101
Purchase Price	$1,748

Purchase
Allocation
Accounts receivable	$43
Furniture and equipment	12
Unearned reveue	(86)
Developed technology	366
Intangibles	880
Goodwill	533
Purchase Price	$1,748

Intangible assets consist primarily of customer contracts and relationships with an estimated useful life of 16 years.  Goodwill consists of operating synergies, vendor relationships, new sales territories and industries.  The Company incurred legal fees of $132,000 and $55,000 for the three month periods ended July 31, 2012 and October 31, 2012, respectively, in connection with the Ready2Ride acquisition, which were included in general and administrative expense.  We have evaluated and determined that the Ready2Ride assets acquired as described above do not constitute a business that is “significant” as defined in the applicable SEC regulations.

10.Subsequent Events

We evaluated whether any events or transactions occurred after the balance sheet date that would require recognition or disclosure in our financial statements in accordance with GAAP, and determined that there was an event that occurred after October 31, 2012, but prior to December 14, 2012 that will have an effect on the financial statements.

On November 28, 2012, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc. (“50 Below”), a leading provider of eCommerce websites in the powersports, automotive tire and wheel aftermarket, medical equipment and pool and spa industries, for a purchase price of $5.0 million pursuant to Sections 363 and 365 of the United States Bankruptcy Code. The Company did not assume any outstanding debtor-in-possession financing obligation; however, the Company agreed to: (a) cover claims held by certain employees against the estate of 50 Below, subject to a cap of $17,000; and (b) release any potential claim against 50 Below for alleged infringement of ARI’s intellectual property rights.

The Company funded $1.5 million of the purchase price through a combination of the Company’s operating cash flows and availability under its existing credit facilities, including a $900,000 earnest money payment made on October 29, 2012.

The balance of the purchase price was funded through a Secured Non-Negotiable Subordinated Promissory Note dated as of the Closing Date (the “Note”) issued to Michael D. Sifen, Inc. (the “Holder”), an affiliate of an existing shareholder of the Company, in aggregate principal amount of $3.5 million.  Interest accrues on the outstanding unpaid principal under the Note from and after November 7, 2012 until November 28, 2013 at a rate of 10.0% per annum, and at a rate of 14.0% per annum thereafter.  Accrued interest only will be payable quarterly commencing on February 28, 2013 and continuing on each May 31st, August 31st, November 30th and February 28th thereafter until May 28, 2016, at which time all accrued interest and outstanding principal will be due and payable in full.  The Note may be prepaid in part or in full at any time without premium or penalty.  The Note contains negative covenants relating to, among other things, the Company’s incurrence of future indebtedness and liens and the making of dividends and distributions upon shares of the Company’s capital stock, as well as customary events of default.  As partial consideration for the Note, the Company issued 440,000 shares of the Company’s common stock to the Holder.

The Note is subordinated in right of payment to all of the Company’s existing indebtedness to Fifth Third and, subject to certain conditions, to all future indebtedness incurred to the Company’s senior lenders, including to Fifth Third pursuant to the Credit Facilities.  The Note is secured under a subordinated security agreement between the Holder and the Company by a security interest in substantially all of the Company’s assets, subordinate to the security interests of Fifth Third and, subject to certain conditions, to all future senior debt incurred by the Company.

In connection with the acquisition and the related transactions, the Company entered into a second amendment to the Credit Facilities, effective as of November 28, 2012.  Under amendment, Fifth Third consented to the acquisition of the 50 Below assets and the related transactions and provided waivers of certain provisions of the Credit Facilities, subject to certain terms and conditions.  Such terms and conditions include, among others, amendments to the fixed charge coverage ratio (1.00x for the four fiscal quarter period ending January 31, 2013) and senior leverage (maximum senior funded debt to EBITDA) ratio (1.75x for the fiscal quarter ending January 31, 2013) financial covenants and the addition of a maximum total funded debt to EBITDA ratio financial covenant (2.50x for the four fiscal quarter period ending January 31, 2013); amendment of the revolving loan and term loan maturity dates from July 27, 2014 to December 15, 2013; and other customary terms and conditions.

We have evaluated and determined that the acquired business as described above constitutes a business that is “significant” as defined in the applicable SEC regulations.  Because the initial accounting for the business combination is not complete, purchase price allocation, audited financial statements and pro forma financial information will be provided at a later date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended October 31, 2012 and 2011, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2012, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview of Business

ARI Network Services, Inc. (“ARI” or the “Company”) is a leader in creating, marketing, and supporting solutions that enhance revenue and reduce costs for our customers. Our innovative, technology-enabled solutions connect the community of consumers, dealers, distributors, and manufacturers to help them efficiently service and sell more whole goods, parts, garments, and accessories (“PG&A”) in selected vertical markets worldwide that include power sports, outdoor power equipment, marine, and appliances.  We estimate that more than 22,000 equipment dealers, 140 manufacturers, and 195 distributors worldwide leverage our technology to drive revenue, gain efficiencies and increase customer satisfaction.

Our Solutions

Today, we generate revenue from three primary categories of technology-enabled solutions: (i) electronic catalogs for publishing, viewing and interacting with PG&A information from Original Equipment Manufacturers (“OEMs”), aftermarket manufacturers and distributors; (ii) websites with eCommerce capabilities designed to leverage leads for sales of whole goods and sales of PG&A through the sites and provide information to consumers in dealers’ local areas; and (iii) lead generation and management products and services designed to help dealers generate sales of whole goods and PG&A through efficient marketing of their products.

Electronic Catalogs

Our electronic catalog solutions, which encompass our PartSmart®, PartSmart Web™, PartStream™  and other various catalog products, leverage our industry-leading content database to allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment.  We believe that our catalog solution is the fastest and most efficient in the market, as it allows multi-line dealers to quickly access data for any of the brands serviced from within the software, allowing the dealer’s parts and service operations to more quickly service and sell to its customers. We derived approximately 58% of our revenues from our electronic catalog services in the first quarter of fiscal 2013.

Website Solutions

Our eCommerce enabled website solutions, which are tailored to the vertical markets we serve, provide consumers with information about the dealership and its product lines and allow consumers to purchase OEM or aftermarket PG&A through the dealers’ website 24 hours a day, 7 days a week.  Our website solutions include WebSiteSmart Pro®, eXceleratePro™, eXceleratePro™ 2, and LeadStorm™.  We also offer a mobile solution that allows some dealers’ websites to be fully functional on smart mobile phones. Website services accounted for approximately 26% of revenues in the first quarter of fiscal 2013.

Lead Management Product

Our award-winning SaaS solution, Footsteps™, is designed to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues. Footsteps™ connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product provides a complete database of customers and prospects, and manages the dealer to customer relationship from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.   We derived approximately 4% of our revenues from Footsteps™ in the first quarter of fiscal 2013.

Lead Generation Service

Our web-based lead generation service, SearchEngineSmart™, generates increased traffic to dealers’ stores and websites through optimization of the dealers’ paid search engine marketing campaigns, which include optimization for results in our dealers’ local areas.  We derived approximately 5% of our revenues from lead generation services in the first quarter of fiscal 2013.

Other Services

We also offer a suite of complementary solutions, which include software and website customization services, website hosting, and document transfer and communication services. On a combined basis, these other services accounted for approximately 7% of revenue in the first quarter of fiscal 2013.

Further information regarding our service offerings can be accessed at the Company’s website at www.arinet.com, or in our Annual Report on Form 10-K for the year ended July 31, 2012. Please note that we are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this quarterly report on Form 10-Q.

Our Strategy

ARI’s goal is to drive increased value to our shareholders through sustained double digit revenue and earnings growth.  We believe that execution of the following fundamental strategic pillars will enable us to continue to provide our customers with the innovative solutions and value-added services they have come to expect, which will ultimately drive the long-term growth and profitability our shareholders expect.

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In fiscal 2012, we deployed a brand new, state-of-the-art call center to support our inside sales, customer service, technical support, and renewal teams.  The call center was designed to drive increased efficiencies and activity levels within these groups, and includes the display of continuous, real time sales and support metrics throughout the call center. We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.  In fiscal 2012, our rate of customer churn improved by 19% over fiscal 2011 and we have seen an additional improvement of 21.2% in the first quarter of fiscal 2013, compared to the same period last year.

Drive organic growth through innovative new service offerings, differentiated content and geographic expansion

As a subscription-based, recurring revenue business, the most important drivers of future growth are adding new customers, increasing the level of our recurring revenue (“RR”) and reducing the rate of customer churn.  We define RR as products and services which are SaaS or DaaS-based and renewable, including license fees, maintenance fees, catalog subscription fees and hosting fees.  In the first quarter of fiscal 2013 our RR increased 8.9% overall, and RR on our three core recurring products –

catalog, website, and lead management – increased 9.5%.  This increase was the result not only of the improvement in customer churn rates discussed above, but was also driven by progress we made with respect to our organic growth strategy, which includes the following critical objectives:

•

Develop and deploy innovative new solutions.  We have resources assigned to each of our core products who continue to research and develop new value-added features and functionality in our existing products.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.

•

Expand geographically.  Currently, only a small percentage of our revenues are generated from international operations.  Our OEM customers have stated objectives to drive growth internationally, with a focus on the “BRIC” countries of Brazil, Russia, India, and China.  We must continue to support our OEM customers with products and content for these markets.  During the first quarter of fiscal 2013, we expanded our content offerings in the international outdoor power market. We began to upgrade our product roadmaps to allow us to rapidly deploy our products in these markets in a scalable and efficient manner.

•

Differentiate our content.  We believe that we have the largest library of whole goods and PG&A content data in the vertical markets we serve.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long term growth we expect.   We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.

Lead the market with open integration to related platforms

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between the systems, saving our customers valuable time and eliminating redundant data entry.  We currently have integration capabilities with over 90 DMS’s (we refer to these relationships as “Compass Partners”) and we continue to seek other strategic alliances that can be integrated with our product and service offerings.

Successfully execute acquisitions that align with our core strategy

Historically, acquisitions have been a significant driver of ARI’s growth.  Since 2007, the Company has successfully closed six strategic acquisitions while reviewing, and ultimately deciding not to pursue, a multitude of others.  Our 2009 acquisition of Channel Blade Technologies (“Channel Blade”) and our 2008 acquisition of the electronic parts catalog and eCommerce assets of Info Access expanded not only our product offerings but the number of markets we serve.  As a result of those acquisitions, ARI is the market leader in the marine, RV and appliance markets.  Although we believe organic growth will be the primary driver of our business for the foreseeable future, we will continue to evaluate acquisitions that are in alignment with our core strategy.

On August 17, 2012 we successfully acquired substantially all of the assets of Ready2Ride, Inc. (“Ready2Ride”), the first-to-market and leading provider of aftermarket fitment data to the powersports industry.  The acquisition of Ready2Ride is directly aligned with our strategy to further differentiate our content.

On November 28, 2012, the Company purchased the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc. (“50 Below”), a leading provider of eCommerce websites in the powersports, automotive tire and wheel aftermarket, medical equipment and pool and spa industries.  We expect that the acquired business will add over 3,000 new dealers to our customer base and accelerate our entry into new, high‐growth markets, including the automotive aftermarket, specifically automotive tire and wheel dealers.

Sales, Marketing and Support Teams

We organize our sales and marketing programs into three distinct sales channels and two geographic regions: North America and Europe.

Sales Channels

We go to market utilizing sales teams determined through a combination of customer, product, and geographic market.  Our field sales personnel focus on building relationships with manufacturers and distributors, while our inside, telephone-based sales team focuses on selling to dealers.  The dealer sales team located in the US is further divided by product (catalog sales versus other products and services) and we also have an international sales team in The Netherlands.  We are also in the process of enhancing our core products to allow for online customer self-service sales capabilities.

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

In lead management, websites and eCommerce, our primary competitor is PowerSports Network, owned by Dominion Enterprises. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our proven industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.  We believe we maintain a competitive advantage in our core vertical markets given the breadth and integration of our published content into our catalog, lead management and website products.

Several of the markets we serve, including power sports, marine, and RV, are closely aligned with the state of the economy, given the "luxury" nature of the products in those verticals.  In fiscal 2010 we experienced an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  Our customer churn rates improved in these markets in over the past two years as the effects of the economy began to lessen in those markets.  It is also important to note that the impacts of a difficult economic environment are somewhat softened by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our published parts content provided to customers via our catalog parts lookup products and our website products.

Summary of Operating Results

The revenue growth momentum achieved in fiscal 2012 continued into the first quarter of fiscal 2013, as total revenues in the quarter grew 9.8% over the same period last year. This growth is a direct result of the continued execution of ARI’s growth strategy.  One component of this strategy is to execute synergistic acquisitions.  We recently executed two acquisitions directly tied to this strategy, as previously discussed. Although we believe these acquisitions will immediately increase our revenues and will significantly enhance our operating income and EBITDA in fiscal 2014, non-recurring costs associated with these acquisitions will continue into our third fiscal quarter and will impact our operating results for the full 2012 fiscal year.

•

Total revenue increased 9.8% or $532,000 for the three month period ended October 31, 2012, compared to the same period last year.  Recurring revenue increased 8.9% or $402,000 for the three months ended October 31, 2012, compared to the same period last year.  We achieved organic revenue growth of approximately 7.4% for the quarter, compared to last year, excluding revenues from the Ready2Ride acquisition, which were included in catalog revenue.

•

Operating income decreased $193,000 for the three months ended October 31, 2012, compared to the same period last year. This decline is largely due to acquisition-related costs of approximately $250,000 for legal fees and travel expenses, partially offset by a sales tax credit of $89,000 included in general and administrative expense, as well as integration costs related to the Ready2Ride acquisition.

•	Net income decreased $159,000 for the quarter, compared to the same period last year, due to the decrease in operating income and the tax effect of the decrease in earnings.

•

Cash flows from operations decreased 39.0% or $326,000 for the quarter ended October 31, 2012, compared to the same period last year.  We utilized the cash generated from operations as well as additional financing to invest in two acquisitions, product development and our technology infrastructure.

We expect continued improvements in revenue for the remainder of fiscal 2013, relative to fiscal 2012, as we execute our strategies aimed at double digit revenue growth, but anticipate a year over year decline in earnings as we integrate the acquisitions and make investments in our infrastructure to support more rapid revenue growth.

Revenue

The following table summarizes our recurring and non-recurring revenue by major product category:

	Three months ended October 31		Percent
	2012	2011	Change
Catalog
Recurring revenue	$3,321	$3,092	7.4%
Non-recurring revenue	137	222	(38.3)%
Total catalog revenue	3,458	3,314	4.3%
Percent of revenue recurring	96.0%	93.3%
Website
Recurring revenue	1,259	1,081	16.5%
Non-recurring revenue	264	242	9.1%
Total website revenue	1,523	1,323	15.1%
Percent of revenue recurring	82.7%	81.7%
Lead management
Recurring revenue	212	205	3.4%
Non-recurring revenue	45	51	(11.8)%
Total lead management revenue	257	256	0.4%
Percent of revenue recurring	82.5%	80.1%
Lead generation
Recurring revenue	-	-	-%
Non-recurring revenue	307	192	59.9%
Total lead generation revenue	307	192	59.9%
Percent of revenue recurring	-%	-%
Other
Recurring revenue	147	159	(7.5)%
Non-recurring revenue	250	166	50.6%
Total catalog revenue	397	325	22.2%
Percent of revenue recurring	37.0%	48.9%
Total
Recurring revenue	4,939	4,537	8.9%
Non-recurring revenue	1,003	873	14.9%
Total revenue	$5,942	$5,410	9.8%
Percent of revenue recurring	83.1%	83.9%

Total revenue increased 9.8% or $532,000 for the three months ended October 31, 2012, compared to the same period last year.  Recurring revenue increased 8.9% or $402,000 for the three months ended October 31, 2012, compared to the same period last year.  This increase in revenue is attributed to new sales, recurring revenue from the Ready2Ride acquisition and continued decline in the Company’s rate of customer churn, which has collectively led to continued growth in its recurring revenue.  Given that a substantial portion of the Company’s revenue is subscription-based, monthly recurring revenue (“MRR”) is one of the performance indicators the Company closely monitors, as it is the key driver of future revenue growth.

Catalog

Catalog revenue is generated from catalog subscriptions, software license fees, license renewal fees, software maintenance and support fees and professional services related to data conversion.   Revenue from the acquired Ready2Ride business is included in Catalog revenue.  Catalog, which continues to be the Company’s largest source of revenue, increased 4.3% or $144,000 for the three months ended October 31, 2012, compared to the same period last year, primarily due to revenue from the Ready2Ride customers.  We expect to see year over year growth in catalog revenue for the remainder of fiscal 2013.

Website

Website revenue is generated from one-time set-up fees and recurring subscription fees on our website products, as well as transaction fees from customers’ online sales generated via the websites.  Website revenue increased 15.1% or $200,000 for the three month period ended October 31, 2012, compared to the same period last year.  Recurring website revenue grew 16.5% for the three months ended October 31, 2012, compared to the same period last year due to an increase in the number of new websites. Non-recurring website revenue increased 9.1% for the three months ended October 31, 2012, compared to the same period last year.  As the Company continues to focus on MRR growth, including the anticipated addition of revenue from the 50 Below acquisition, it expects total website revenue to continue to show double digit growth for the remainder of fiscal 2013, over the previous year, and for these products to be a long-term source of growth for the Company.

Lead Management

Lead management revenue is generated from one time set-up fees and recurring subscription fees for the use of the Company’s Footsteps™ products.  Revenue from lead management products for the three months ended October 31, 2012 was $257,000, consistent with revenue for the same period last year.  The majority of lead management revenue is recurring in nature and increased 3.4% for the three months ended October 31, 2012, compared to the same period last year.  The Company deployed early new editions of its Lead Management product, Footsteps Channel Connect™, which offers the product’s base functionality at a low price with the option to upgrade to additional functionality, to a select number of customers.  Our product development staff is incorporating the customer feedback into new releases of the product, which is expected to drive growth in fiscal 2013.

Lead Generation

Lead generation revenue is realized from the sale of the Company’s SearchEngineSmart™ (“SES”) service and is non-recurring.   Revenue from the Company’s lead generation services increased 59.9% or $115,000 for the three month period ended October 31, 2012, compared to the same period last year due to revenue from several new larger customers.  Revenue from the Company’s lead generation services does not directly contribute to MRR growth, but contributes to MRR growth in the lead management and website services.

Other Revenue

Other revenue primarily consists of professional services related to software customization, website hosting fees, and revenue generated from other products that are ancillary to our three core offerings.  Other revenue increased 22.2% or $72,000 for the three months ended October 31, 2012, compared to the same period last year, primarily due to a large professional services contract with a major customer.  Management anticipates that other revenue will fluctuate based on the timing of professional fees related to software customization.

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

The table below breaks out cost of revenue into each of these three categories:

		Percent of		Percent of
	2012	Revenue	2011	Revenue

Net revenues	$5,942		$5,410
Cost of revenues:
Amortization of capitalized software costs	396	6.7%	335	6.2%
Direct labor	448	7.5%	384	7.1%
Other direct costs	564	9.5%	417	7.7%
Total cost of revenues	1,408	23.7%	1,136	21.0%
Gross profit	$4,534	76.3%	$4,274	79.0%

Gross profit was $4,534,000 or 76.3% of revenue for the three months ended October 31, 2012, compared to $4,274,000 or 79.0% of revenue for the same period last year.  This decline in gross profit margin was primarily attributed to: (i) an increase in SES and professional services revenues, which have a much lower margin than our other core products; and (ii) an increase in website and lead management software amortization.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold, but expects its gross margins to improve over time as we focus our sales efforts on the higher margin, recurring revenue products.

Gross Margins

The following table summarizes our gross profit and gross margin percentage by major product category:

	Three months ended October 31		Percent
	2012	2011	Change
Catalog
Revenue	$3,458	$3,314	4.3%
Cost of revenue	477	489	(2.5)%
Gross profit	2,981	2,825	5.5%
Gross margin percentage	86.2%	85.2%
Website
Revenue	1,523	1,323	15.1%
Cost of revenue	262	332	(21.1)%
Gross profit	1,261	991	27.2%
Gross margin percentage	82.8%	74.9%
Lead management
Revenue	257	256	0.4%
Cost of revenue	167	111	50.5%
Gross profit	90	145	(37.9)%
Gross margin percentage	35.0%	56.6%
Lead generation
Revenue	307	192	59.9%
Cost of revenue	271	140	93.6%
Gross profit	36	52	(30.8)%
Gross margin percentage	11.7%	27.1%
Other
Revenue	397	325	22.2%
Cost of revenue	231	64	260.9%
Gross profit	166	261	(36.4)%
Gross margin percentage	41.8%	80.3%
Total
Revenue	5,942	5,410	9.8%
Cost of revenue	1,408	1,136	23.9%
Gross profit	$4,534	$4,274	6.1%
Gross margin percentage	76.3%	79.0%

Catalog

Catalog gross profit margin increased from 85.2% for the three months ended October 31, 2011 to 86.2% for the three months ended October 31, 2012.  The increase in margin is due to the cost savings realized for catalog replication and shipping as a result of our new internet updating capabilities used by more than 90% of our catalog customers.  The Company expects catalog margins to gradually improve over time as the growth in recurring revenue has little incremental cost.

Website

Website gross profit margin increased from 74.9% for the three months ended October 31, 2011 to 82.8% for the same period this year.  The improvement in website gross margin is primarily due to an increase in recurring revenue with relatively little incremental cost.  The Company expects to see continued improvements in gross margin as we focus on increasing recurring revenue and streamlining operations.

Lead Management

Lead management gross profit margin decreased from 56.6% for the three months ended October 31, 2011 to 35.0% for the same period this year.  The decline in gross profit margin is primarily due to an increase in software amortization of our newly enhanced lead management products.

Lead Generation

Lead generation gross profit margin decreased from 27.1% for the three months ended October 31, 2011 to 11.7% for the same period this year primarily due to several larger contracts with volume discounts.  The Company expects fluctuations in lead generation gross margin from quarter to quarter.

Other Revenue

Gross profit margin on other revenue declined for the three months ended October 31, 2012, compared to the same period last year primarily due to the increase in professional services revenue, which has a lower margin than our other products.  The Company expects fluctuations in gross margin on other revenue, depending on the mix of products and services sold.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category:

		Percent of		Percent of	Percent
	2012	Revenue	2011	Revenue	Change
Sales and marketing	$1,046	17.6%	$1,033	19.1%	1.3%
Customer operations and support (1)	1,008	17.0%	846	15.6%	19.1%
Software development and technical support (2)	577	9.7%	388	7.2%	48.7%
General and administrative (3)	1,320	22.2%	1,108	20.5%	19.1%
Depreciation and amortization (4)	280	4.7%	403	7.4%	(30.5)%
Net operating expenses	$4,231	71.2%	$3,778	69.8%	12.0%

(1)	Net of capitalized software development costs of $8 and $26 in fiscal 2012 and 2011, respectively.
(2)	Net of capitalized software development costs of $359 and $440 in fiscal 2012 and 2011, respectively.
(3)	Net of capitalized software development costs of $25 in fiscal 2011.
(4)	Exclusive of amortization of software products of $396 and $335 in fiscal 2012 and 2011, respectively, which are included in cost of revenue.

Net operating expenses increased 12.0% or $453,000 for the three month period ended October 31, 2012, compared to the same period last year.  The increase was largely due to legal fees related to the Company’s latest acquisitions and the operating expenses of the newly acquired Ready2Ride business.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses increased 1.3% or $13,000 for the three months ended October 31, 2012, compared to the same period last year as a result of the addition of sales and marketing personnel related to the Ready2Ride acquisition. Sales and marketing expenses, as a percentage of revenue, decreased from 19.1% for the first quarter of fiscal 2012 to 17.6% for the same period this year.  We anticipate that sales and marketing will continue to be one of our largest expenses, as we intend to continue to invest in sales and marketing to grow our customer base and expand relationships with our existing customers during the remainder of fiscal 2012.  However, management expects sales and marketing costs to decline as a percentage of revenue in future years.

Customer Operations and Support

Customer operations and support expenses are composed of our customer hosting operations, software maintenance agreements for our core network, and personnel and related costs for operations and support employees.  Customer operations and support costs increased 19.1% or $162,000 for the three months ended October 31, 2012, compared to the same period last year, due to the expansion of our operations and support team, including those supporting our Ready2Ride customers.  Management expects customer operations and support to continue to be higher than the previous year for the remainder of fiscal 2013, but to decline as a percentage of revenue in future years.

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

The table below summarizes our internal software development and technical support spending:

	Three months ended October 31		Percent
	2012	2011	Change

Total software development and technical support costs	$1,417	$1,263	12.2%
Less: amount capitalized as software development	(392)	(491)	(20.2)%
Less: direct labor classified as cost of revenues	(448)	(384)	16.7%
Net software development and technical support
costs classified as operating expenses	$577	$388	48.7%

The Company increased total software development and technical support costs by 12.2% or $154,000 for the three months ended October 31, 2012, compared to the same period last year, which is consistent with the strategy to release new products, create enhancements to existing products, offer expanded data content and deliver superior services and technical support to our customers.

During the first quarter of fiscal 2013, the Company capitalized $392,000 of software development labor and overhead, versus $491,000 for the same period last year.  The Company deployed several new editions of its lead management product FootSteps™, which enable customers to add feature upgrades and grow with the product over time during fiscal 2012. The Company is working on several new enhancements expected to be released in the upcoming quarters, which it anticipates will increase future revenue for the Company.

Management expects total spending for software development and technical support to increase for the remainder of fiscal 2013 as we integrate our newly acquired technology with the look and feel of the Company’s other product offerings and continue to focus on our core strategy of product enhancement and innovation. The Company expects fluctuations in the amount of software development and technical support costs classified as operating expenses from period to period, as the mix of research and prototype work versus capitalized software development and professional services activities will change, even if total software development and technical support departmental costs were to remain relatively constant.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs increased 19.1% or $212,000, for the three month period ended October 31, 2012, compared to the same period last year.  This increase was primarily due to legal fees and travel of approximately $250,000 related to the Ready2Ride and 50 Below acquisitions, offset in part by a credit of $89,000 for the reduction a sales tax provision related to a sales tax audit which has been resolved. As a percentage of revenue, general and administrative expenses increased from 20.5% for the three months ended October 31, 2011 to 22.2% for the same period this year.  Management expects general and administrative expenses to increase as a result of the acquisitions but to decrease as a percentage of revenue compared to the previous year in the latter half of fiscal 2013.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenue.  Depreciation and amortization expense decreased 30.5% or $123,000 for the three months ended October 31, 2012, compared to the same period last year as intangible assets related to an earlier acquisition have become fully amortized and older technology related to our infrastructure is getting replaced by newer cloud-based technology which is classified in general and administrative expense.  Management expects depreciation and amortization expense to increase over the previous year for the remainder of fiscal 2013 as a result of amortization of acquisition related intangible assets and our new cloud-based infrastructure.

Interest Expense

Interest expense increased slightly from $62,000 for the three months ended October 31, 2011 to $68,000 for the same period this year. Management expects interest expense to increase for the remainder of fiscal 2013, compared to the previous year, as a result of additional debt to finance the Company’s acquisitions.

Other Income (Expense)

Other income (expense) consists of foreign currency exchange rate gains and losses, interest income and other gains or losses.  Other income decreased from $6,000 for the three months ended October 31, 2011 to $4,000 for the same period this year.

Income Taxes

The Company has net deferred tax assets of $5,024,000, primarily consisting of net operating loss carryforwards and book to tax timing differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  This does not represent a current cash obligation, as we continue to have net operating loss carryforwards to offset taxable income.

The Company recorded income tax expense of $126,000 during the three months ended October 31, 2012, compared to $168,000 for the same period last year.  The decrease in income tax expense was due to the decline in income before tax.  Income tax expense may vary from period to period as the Company continues to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:

	Three months ended October 31		Percent
	2012	2011	Change
Net cash provided by operating activities	$509	$835	(39.0)%
Net cash used in investing activities	(2,526)	(538)	(369.5)%
Net cash provided by (used in) financing activities	932	(438)	312.8%
Effect of foreign currency exchange rate
changes on cash	(4)	5	(180.0)%
Net change in cash	$(1,089)	$(136)	(700.7)%
Cash at end of period	$261	$1,350	(80.7)%

Net cash provided by operating activities decreased 39.0% or $326,000 over the same period, primarily due to the decline in earnings, which was driven by acquisition-related costs.

Cash used in investing activities increased $1,988,000 in the first quarter of fiscal 2013, compared to the same period last year.  The Company invested more than $920,000 in the Ready2Ride acquisition in August 2012 and an additional $900,000 deposit on the 50 Below acquisition, which closed in November 2012. ARI also invested $381,000 in equipment and technology for our new cloud-based infrastructure and $396,000 on enhancements to our software products.  We will continue to invest cash in the business for the development of new products and upgrades to existing products.

The Company had net cash provided by financing activities of $932,000 for the three months ended October 31, 2012 compared to net cash used in financing activities of $438,000 for the same period last year.  The Company borrowed an additional $1,000,000 of debt from Fifth Third to partially fund its acquisitions.

In connection with the Company’s acquisition of the 50 Below assets, the Company issued a Secured Non-Negotiable Subordinated Promissory Note dated as of November 28, 2012 (the “Note”) issued to Michael D. Sifen, Inc. (the “Holder”), an affiliate of an existing shareholder of the Company, in aggregate principal amount of $3.5 million.  Interest accrues on the outstanding unpaid principal under the Note from and after November 7, 2012 until November 28, 2013 at a rate of 10.0% per annum, and at a rate of 14.0% per annum thereafter.  Accrued interest only will be payable quarterly commencing on February 28, 2013 and continuing on each May 31st, August 31st, November 30th and February 28th thereafter until May 28, 2016, at which time all accrued interest and outstanding principal will be due and payable in full.  The Note may be prepaid in part or in full at any time without premium or penalty.  The Note contains negative covenants relating to, among other things, the Company’s incurrence of future indebtedness and liens and the making of dividends and distributions upon shares of the Company’s capital stock, as well as customary events of default.

The Company also entered into the Second Amendment to Loan and Security Agreement with Fifth Third Bank, effective as of November 28, 2012.  Under amendment, Fifth Third consented to the acquisition of the 50 Below assets and the related transactions and provided waivers of certain provisions of the Credit Facilities, subject to certain terms and conditions.  Such terms and conditions include, among others, amendments to the fixed charge coverage ratio (1.00x for the four fiscal quarter period ending January 31, 2013) and senior leverage (maximum senior funded debt to EBITDA) ratio (1.75x for the fiscal quarter ending January 31, 2013) financial covenants and the addition of a maximum total funded debt to EBITDA ratio financial covenant (2.50x for the four fiscal quarter period ending January 31, 2013); amendment of the revolving loan and term loan maturity dates from July 27, 2014 to December 15, 2013; and other customary terms and conditions.

The Company was in compliance with the financial covenants contained in the Fifth Third credit facilities during the quarter ended October 31, 2012, and expects to remain in compliance with the amended financial covenants in the foreseeable future.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under our line of credit with Fifth Third, are sufficient to fund our needs over the next twelve months.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended October 31, 2012.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in full detail in Item 1A of its annual report on Form 10-K for the fiscal year ended July 31, 2012.  There have been no significant changes to the risks described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1        Bill of Sale dated as of November 28, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

2.2        Assumption and Assignment and Transition Services Agreement dated as of November 28, 2012, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

4.1        Secured Non-Negotiable Subordinated Promissory Note dated November 28, 2012 issued to Michael D. Sifen, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

10.1       Second Amendment to Loan and Security Agreement and Other Loan Documents, dated as of November 28, 2012, by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

10.2       Second Amendment to Rights Agreement, dated as of November 28, 2012, between ARI Network Services, Inc. and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

10.3       Independent Employee Sub-Contractor Agreement dated as of October 25, 2012, between ARI Network Services, Inc. and Gordon J. Bridge.

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1      Section 1350 Certification of Chief Executive Officer.

32.2      Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of December, 2012.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ Darin R. Janecek_

Darin R. Janecek

Vice President of Finance and Chief Financial Officer