Form 10-Q
period 2013-01-31
ARI NETWORK SERVICES INC /WI
filed 2013-03-12
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

YES                                                NO                        ü

As of March 4, 2013 there were 8,787,789 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED JANUARY 31, 2013

INDEX

TABLE OF CONTENTS

PART I		Page

Item 1	Financial Statements

	Consolidated Balance Sheets as of January 31, 2013 (unaudited) and July 31, 2012	3

	Consolidated Statements of Income (unaudited) for the three and six months ended	5
	January 31, 2013 and 2012

	Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and	5
	six months ended January 31, 2013 and 2012

	Consolidated Statements of Cash Flows (unaudited) for the six months ended	6
	January 31, 2013 and 2012

	Notes to the Unaudited Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results	22
	of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4	Controls and Procedures	36

PART II

Item 1	Legal Proceedings	35

Item 1A	Risk Factors	36

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3	Defaults upon Senior Securities	36

Item 4	Mine Safety Disclosures	36

Item 5	Other Information	37

Item 6	Exhibits	38

	Signatures	39

Item  1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)
	January 31	July 31
	2013	2012
ASSETS
Cash and cash equivalents	$190	$1,350
Trade receivables, less allowance for doubtful accounts of $239
and $215 at January 31, 2013 and July 31, 2012, respectively	1,272	1,187
Work in process	208	151
Prepaid expenses and other	694	766
Deferred income taxes	3,245	2,686
Total current assets	5,609	6,140
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,677	2,592
Leasehold improvements	609	584
Furniture and equipment	2,432	1,989
	5,718	5,165
Less accumulated depreciation and amortization	3,614	3,214
Net equipment and leasehold improvements	2,104	1,951
Capitalized software product costs:
Amounts capitalized for software product costs	20,381	18,247
Less accumulated amortization	16,158	15,298
Net capitalized software product costs	4,223	2,949
Deferred income taxes	2,650	2,443
Other long term assets	138	148
Other intangible assets	4,394	1,439
Goodwill	12,238	5,439
Total assets	$31,356	$20,509

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)
	(Unaudited)
	January 31	July 31
	2013	2012
LIABILITIES
Current borrowings on line of credit	$180	$-
Current portion of long-term debt	4,469	1,084
Current portion of contingent liabilities	362	-
Accounts payable	1,406	725
Deferred revenue	8,944	4,926
Accrued payroll and related liabilities	921	758
Accrued sales, use and income taxes	124	216
Other accrued liabilities	778	214
Current portion of capital lease obligations	108	150
Total current liabilities	17,292	8,073
Long-term debt	2,943	2,888
Long-term portion of contingent liabilities	463	-
Capital lease obligations	16	58
Other long term liabilities	256	274
Total non-current liabilities	3,678	3,220
Total liabilities	20,970	11,293

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 8,787,789 and 8,037,750 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	9	8
Common stock warrants and options	1,372	1,287
Additional paid-in capital	96,924	95,931
Accumulated deficit	(87,892)	(88,009)
Other accumulated comprehensive loss	(27)	(1)
Total shareholders' equity	10,386	9,216
Total liabilities and shareholders' equity	$31,356	$20,509

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended January 31		Six months ended January 31
	2013	2012	2013	2012
Net revenue	$7,478	$5,501	$13,420	$10,911
Cost of revenue	1,721	1,251	3,129	2,387
Gross profit	5,757	4,250	10,291	8,524
Operating expenses:
Sales and marketing	1,744	1,118	2,790	2,151
Customer operations and support	1,470	850	2,478	1,696
Software development and technical support (net
of capitalized software product costs)	672	490	1,249	878
General and administrative	2,098	1,218	3,418	2,326
Depreciation and amortization (exclusive of amortization
of software product costs included in cost of revenue)	339	404	619	807
Net operating expenses	6,323	4,080	10,554	7,858
Operating income (loss)	(566)	170	(263)	666
Other income (expense):
Interest expense	(269)	(59)	(337)	(121)
Other, net	4	11	8	17
Total other income (expense)	(265)	(48)	(329)	(104)
Income before provision for income tax	(831)	122	(592)	562
Income tax benefit (expense)	835	(61)	709	(229)
Net income	$4	$61	$117	$333

Net income per common share:
Basic	$0.00	$0.01	$0.01	$0.04
Diluted	$0.00	$0.01	$0.01	$0.04

See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended January 31		Six months ended January 31
	2013	2012	2013	2012
Net income	$4	$61	$117	$333

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16)	16	(26)	23
Total other comprehensive income (loss)	(16)	16	(26)	23
Comprehensive Income (loss)	$(12)	$77	$91	$356

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
	Six months ended January 31
	2013	2012
Operating activities:
Net income	$117	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	860	685
Amortization of discount related to present value of earnout	(16)	(23)
Amortization of bank loan fees	165	-
Depreciation and other amortization	619	807
Provision for bad debt allowance	50	15
Deferred income taxes	(766)	205
Stock based compensation related to stock options	85	43
Stock issued as contribution to 401(k) plan	-	55
Net change in assets and liabilities:
Trade receivables	(83)	116
Work in process	(57)	3
Prepaid expenses and other	260	35
Other long term assets	(140)	9
Accounts payable	681	(186)
Deferred revenue	(710)	(427)
Accrued payroll and related liabilities	280	(286)
Accrued sales, use and income taxes	(92)	(30)
Other accrued liabilities	124	21
Net cash provided by operating activities	$1,377	$1,375
Investing activities:
Purchase of equipment, software and leasehold improvements	(435)	(211)
Cash received from disposition of a component of the business	102	179
Cash paid for net assets related to acquisitions	(2,478)	-
Software developed for internal use	-	(123)
Software development costs capitalized	(818)	(807)
Net cash used in investing activities	$(3,629)	$(962)
Financing activities:
Borrowings (repayments) under line of credit	180	(245)
Payments on long-term debt	(501)	(417)
Borrowings under long-term debt	1,500	-
Payments of capital lease obligations	(84)	(70)
Proceeds from issuance of common stock	9	12
Net cash provided by (used in) financing activities	$1,104	$(720)
Effect of foreign currency exchange rate changes on cash	(12)	14
Net change in cash and cash equivalents	(1,160)	(293)
Cash and cash equivalents at beginning of period	1,350	1,134
Cash and cash equivalents at end of period	$190	$841
Cash paid for interest	$270	66
Cash paid for income taxes	$29	14

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$101	$-
Debt issued in connection with acquisitions	3,000	-
Accrued liabilities assumed in connection with acquisitions	4,728	-
Issuance of common stock in connection with debt issuance and loan fees	623	-
Issuance of common stock related to payment of director compensation	140	-
Issuance of common stock related to payment of executive compensation	108	12
Contingent liabilities incurred in connection with acquisition	749	-

See accompanying notes

Notes to Unaudited Consolidated Financial Statements

1. Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or the “Company”) provides technology-enabled services that help our customers effectively and efficiently sell more whole goods, parts, garments and accessories (“PG&A”).  Our customer base of more than 22,000 dealers, 195 distributors, and 140 manufacturers utilize ARI’s products and services to drive and manage leads, efficiently service consumers at the parts counter, and enable eCommerce sales of PG&A.  ARI’s solutions are aimed at markets with complex equipment requiring service and sold through an independent dealer channel and including the outdoor power, powersports, marine, RV, automotive wheel and tire, and white goods markets.

Most of our solutions leverage our library of electronic content that we have published and aggregated into a large content management system, which contains data related to more than 10 million active parts across more than 469,000 models; more than 500,000 active accessories; SKUs across more than 73,000 active products; more than 300 actively updated whole goods brands; and holds full model data and images for more than 175,000 active models.

We market our products primarily through software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) business models that typically contain both an annual auto-renewing subscription component as well as a variable usage-based revenue component. It is the nature of our products, along with the content and the continual management and updating of the content, which allows us to sell the majority of our products and services in a recurring revenue model.            Today, more than 85% of our revenues are recurring.

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Duluth, Minnesota; Cypress, California; Virginia Beach, Virginia; Floyds Knobs, Indiana; and The Netherlands.

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly-owned subsidiaries.  We eliminated all significant intercompany balances and transactions in consolidation.  Any other adjustments deemed necessary by management for a fair presentation of all periods presented have been reflected as required by Regulation S-X, Rule 8-03, in the normal course of business.

Significant Accounting Policies

Our accounting policies are fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2012, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2012.  There were no changes to our accounting policies during the six months ended January 31, 2013.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential to software license arrangements include customizing complex features and functionality in a product’s base software code or developing complex interfaces within a customer’s environment. Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of this type of arrangement, is amortized over the term of the contract. When professional services are not considered essential, the revenue allocable to the professional services is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred.  When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.

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

The annual amortization of software products is the greater of the amount computed using: (a) the ratio that current gross revenue for the network or a software product bears to the total of current and anticipated future gross revenue for the network or a software product, or (b) the straight-line method over the estimated economic life of the product which currently runs from three to five years. Amortization starts when the product is available for general release to customers.  All other software development and support expenditures are charged to expense in the period incurred.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and can be reasonably estimated.   We had no legal provisions for the three or six months ended January 31, 2013 and 2012.

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and included in other long term assets on the balance sheet.  Stock issued in connection with securing debt is recorded to debt discount, reducing the carrying amount of the debt on the balance sheet.  Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended January 31		Six months ended January 31
	2013	2012	2013	2012

Net income	$4	$61	$117	$333

Weighted-average common shares outstanding	8,528	8,006	8,325	7,966
Effect of dilutive stock options and warrants	231	50	173	50
Diluted weighted-average common shares outstanding	8,759	8,056	8,498	8,016

Earnings per share
Basic	$0.00	$0.01	$0.01	$0.04
Diluted	$0.00	$0.01	$0.01	$0.04

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	280	823	735	823

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately  $48,000 and  $27,000 during the three month periods ended January 31, 2013 and 2012, respectively, and $85,000 and $43,000 for the six month periods ended January 31, 2013 and 2012, respectively.  There was approximately  $232,000 and $164,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of January 31, 2013 and July 31, 2012, respectively.  There were no capitalized stock-based compensation costs at January 31, 2013 or July 31, 2012.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and six month periods ended January 31, 2013 and 2012, respectively:

	Three months ended January 31		Six months ended January 31
	2013	2012	2013	2012
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	1.7%	2.0%	1.7%	2.1%
Expected volatility	130.6%	125.5%	130.5%	123.9%
Expected forfeiture rate	11.7%	24.8%	13.5%	21.2%
Expected dividend yield	-%	-%	-%	-%
Weighted-average estimated
fair value of options granted
during the year	$1.29	$1.04	$1.25	$0.96

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  As a result, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three and six months ended January 31, 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 10/31/11	1,173,594	$1.37	5.82	$90,116
Granted	-	n/a	n/a	n/a
Exercised	(7,750)	0.65	n/a	n/a
Forfeited	(8,575)	0.85	n/a	n/a
Outstanding at 1/31/12	1,157,269	$1.38	5.59	$298,444
Exercisable at 1/31/12	981,552	$1.50	5.10	$167,097

Outstanding at 10/31/12	1,002,461	$1.40	4.97	$114,006
Granted	-	n/a	n/a	n/a
Exercised	(2,000)	0.35	n/a	n/a
Forfeited	(2,500)	0.73	n/a	n/a
Outstanding at 1/31/13	997,961	$1.41	4.72	$459,617
Exercisable at 1/31/13	922,374	$1.47	4.72	$375,251

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Granted	-	n/a	n/a	n/a
Exercised	(20,950)	0.63	n/a	n/a
Forfeited	(58,114)	1.19	n/a	n/a
Outstanding at 1/31/12	1,157,269	$1.38	5.59	$298,444
Exercisable at 1/31/12	981,552	$1.50	5.10	$167,097

Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Granted	-	n/a	n/a	n/a
Exercised	(12,800)	0.54	n/a	n/a
Forfeited	(89,008)	1.56	n/a	n/a
Outstanding at 1/31/13	997,961	$1.41	4.72	$459,617
Exercisable at 1/31/13	922,374	$1.47	4.72	$375,251

The range of exercise prices for options outstanding under the 2000 Plan was $0.15 to $2.74 at January 31, 2013 and 2012.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/11	179,467	$0.75
Granted	-	n/a
Vested	(250)	0.86
Forfeited	(3,500)	0.80
Non-vested at 1/31/12	175,717	$0.75

Non-vested at 10/31/12	75,587	$0.68
Granted	-	n/a
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 1/31/13	75,587	$0.68

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	181,092	$0.75
Granted	-	n/a
Vested	(250)	0.86
Forfeited	(5,125)	0.80
Non-vested at 1/31/12	175,717	$0.75

Non-vested at 7/31/12	78,087	$0.69
Granted	-	n/a
Vested	-	n/a
Forfeited	(2,500)	0.73
Non-vested at 1/31/13	75,587	$0.68

The weighted average remaining vesting period was .87 and 1.24 years at January 31, 2013 and 2012, respectively.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on November 9, 2010, and the plan was approved by the Company's shareholders in December 2010.  The 2010 Plan is the successor to the Company’s 2000 Plan.

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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three and six months ended January 31, 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 10/31/11	117,875	$0.75	9.67	$23,096
Granted	146,667	1.08	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(4,625)	0.61	n/a	n/a
Outstanding at 1/31/12	259,917	$0.94	9.65	$145,492
Exercisable at 1/31/12	21,188	$0.66	9.11	$17,838

Outstanding at 10/31/12	324,167	$1.10	9.09	$57,070
Granted	125,668	1.34	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	0.65	n/a	n/a
Outstanding at 1/31/13	449,335	$1.17	9.11	$284,393
Exercisable at 1/31/13	111,460	$1.09	9.11	$79,585

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Granted	210,667	1.00	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(5,000)	0.61	n/a	n/a
Outstanding at 1/31/12	259,917	$0.94	9.65	$145,492
Exercisable at 1/31/12	21,188	$0.66	9.11	$17,838

Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Granted	145,668	1.29	n/a	n/a
Exercised	(3,000)	0.66	n/a	n/a
Forfeited	(4,000)	0.66	n/a	n/a
Outstanding at 1/31/13	449,335	$1.17	9.11	$284,393
Exercisable at 1/31/13	111,460	$1.09	9.11	$79,585

The range of exercise prices for options outstanding under the 2010 Plan was $.575 to $1.70 and $0.575 to $0.922 at January 31, 2013 and 2012, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/11	96,562	$0.78
Granted	146,667	1.08
Vested	-	-
Forfeited	(4,500)	0.61
Non-vested at 1/31/12	238,729	$0.97

Non-vested at 10/31/12	212,457	$1.11
Granted	125,668	1.34
Vested	-	n/a
Forfeited	(250)	0.65
Non-vested at 1/31/13	337,875	$1.19

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	32,937	$0.67
Granted	210,667	1.00
Vested	-	-
Forfeited	(4,875)	0.61
Non-vested at 1/31/12	238,729	$0.97

Non-vested at 7/31/12	192,707	$1.12
Granted	145,668	1.29
Vested	-	n/a
Forfeited	(500)	0.65
Non-vested at 1/31/13	337,875	$1.19

The weighted average remaining vesting period was 1.61 and 1.92 years at January 31, 2013 and 2012, respectively.

Restricted Stock

During the three months ended January 31, 2013, the Company granted an aggregate of 161,084 shares of restricted stock to certain executive officers, directors and employees under the 2010 plan, 72,000 shares of which will vest one year from the date of grant, and the balance of which vested on the date of grant, subject to 30-day restrictions on transfer.    During the three months ended January 31, 2013,  18,000 shares of restricted stock with a grant date fair value of $22,000 were issued under the 2010 Plan as a discretionary bonus to an executive of the Company.  The Company used the Black-Scholes model to value the grant with the following assumptions: risk-free interest rate of 1.75%; expected volatility of 1.3010%, expected forfeiture rate of 21.98% and expected dividend yield of 0%.  The shares vest as follows: 4,500 shares vested immediately; 4,500 shares vest on July 31, 2013; 4,500 shares vest on July 31, 2014; and 4,500 shares vest on July 31, 2015. No restricted shares were issued during the three and six month periods ended January 31, 2012.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, of which 200,311 and 185,156 of the shares have been issued as of January 31, 2013 and July 31, 2012, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

4.  Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements.  Amortizable intangible assets are composed of the following at January 31, 2013 and July 31, 2012 (in thousands):

	Customer	Trade
	Relationships	Names	Total
Net value 7/31/11	1,902	139	2,041
Amortization	(552)	(50)	(602)
Net value 7/31/12	$1,350	$89	1,439
Additions	3,060	130	3,190
Amortization	(199)	(36)	(235)
Net value 1/31/13	$4,211	$183	$4,394

Weighted average remaining useful life	11.94	1.63	11.51

The estimated amortization expense related to intangible assets for the years subsequent to January 31, 2013 is as follows (in thousands):

2013	$295
2014	587
2015	506
2016	485
2017	414
Thereafter	2,107
$4,394

5. Debt

On July 27, 2011, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Fifth Third Bank (“Fifth Third”).  Pursuant to the terms of the Loan and Security Agreement, Fifth Third extended to the Company Credit Facilities consisting of a $1,500,000 revolving credit facility (the “Revolving Loan”) and a $5,000,000 term loan facility (the “Term Loan” and, together with the Revolving Loan, the “Credit Facilities”).

On August 17, 2012, the Credit Facilities were amended to increase the principal amount of the Term Loan by $1,000,000, and extend the maturity date to December 15, 2014.  In connection with the amendment to the Credit Facility, the Company incurred $40,000 of debt closing costs, included in prepaid and other on the balance sheet and which are being amortized to interest expense over the term of the debt. Each of the Credit Facilities bears interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0% (effective rate of 4.25% as of January 31, 2013). There was $180,000 outstanding and $1,280,000 available on the Revolving Loan as of January 31, 2013.

On November 28, 2012 the Credit Facilities were further amended to waive the provisions of the Agreement that would prohibit ARI’s acquisition of 50 Below and financing $3,500,000 of the acquisition with a secured subordinated promissory note in the same amount.  Under the amendment, Fifth Third consented to the acquisition of the 50 Below assets and the related transactions and provided waivers of certain provisions of the Credit Facilities, subject to certain terms and conditions.  Such terms and conditions include, among others, amendments to the fixed charge coverage ratio (0.90x for the four fiscal quarter period ending January 31, 2013) and senior leverage (maximum senior funded debt to EBITDA) ratio (1.75x for the fiscal quarter ending January 31, 2013) financial covenants and the addition of a maximum total funded debt to EBITDA ratio financial covenant (2.50x for the four fiscal quarter period ending January 31, 2013); amendment of the revolving loan and term loan maturity dates from July 27, 2014 to December 15, 2013; and other customary terms and conditions.

On March 8, 2013 the Loan and Security Agreement was further amended as described below in Note 11- Subsequent Events.

The Loan and Security Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to incur new debt, create liens on its assets, make certain investments, enter into merger transactions, issue capital securities (other than employee and director options, employee benefit plans, and other compensation programs), and make distributions to its shareholders.  The Loan and Security Agreement also contains customary events of default which, if triggered, could result in an acceleration of the Company’s obligations under the Loan and Security Agreement.  The Credit Facilities are secured by a first priority security interest in substantially all assets of the Company and by a first priority pledge of all outstanding equity securities of each of the Company’s domestic subsidiaries and 65% of outstanding equity securities of the Company’s foreign subsidiaries.

Principal and interest on the Term Loan will be repaid in fixed monthly principal installments of $83,333 plus accrued but unpaid interest on the unpaid principal balance, with a final balloon payment due December 15, 2013.  Mandatory prepayments of the Credit Facilities will be required in the amount of 50% of the Company’s excess cash flow for each six-month period ending January 31 and July 31 until the debt is paid in full.  Excess cash flow is defined as the remainder of net income plus interest, taxes, depreciation and amortization expense for such period, minus cash taxes paid, capital expenditures incurred, capitalized software costs and scheduled payments of principal and interest charges.

On November 28, 2012, the Company issued a Secured Non-Negotiable Subordinated Promissory Note (the “Sifen Note”) to Michael D. Sifen, Inc. (the “Holder”), an affiliate of an existing shareholder of the Company, in aggregate principal amount of $3.5 million, the proceeds of which were used to partially fund the 50 Below acquisition.  Interest accrues on the outstanding unpaid principal under the Sifen Note from and after November 7, 2012 until November 28, 2013 at a rate of 10.0% per annum, and at a rate of 14.0% per annum thereafter.  Accrued interest only will be payable quarterly commencing on February 28, 2013 and continuing on each May 31st, August 31st, November 30th and February 28th thereafter until May 28, 2016, at which time all accrued interest and outstanding principal will be due and payable in full.  The Sifen Note may be prepaid in part or in full at any time without premium or penalty.  The Sifen Note contains negative covenants relating to, among other things, the Company’s incurrence of future indebtedness and liens and the making of dividends and distributions upon shares of the

Company’s capital stock, as well as customary events of default.  As partial consideration for the Sifen Note, the Company issued 440,000 shares of the Company’s common stock to the Holder valued at approximately $585,000, which is recorded to debt discount on the balance sheet as a reduction to long-term debt and amortized to interest expense over the life of the note.

The Sifen Note is subordinated in right of payment to all of the Company’s existing indebtedness to Fifth Third and, subject to certain conditions, to all future indebtedness incurred to the Company’s senior lenders, including to Fifth Third pursuant to the Credit Facilities.  The Sifen Note is secured under a subordinated security agreement between the Holder and the Company by a security interest in substantially all of the Company’s assets, subordinate to the security interests of Fifth Third and, subject to certain conditions, to all future senior debt incurred by the Company.

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of January 31, 2013 and audited balance sheet as of July 31, 2012 (in thousands):

	January 31	July 31
	2013	2012
Notes payable principal	$7,969	$3,972
Less debt discount	(557)	-
Less current maturities	(4,469)	(1,084)
Notes payable - non-current	$2,943	$2,888

6.  Shareholder Rights Plan

On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders.  Under the Shareholder Rights Plan adopted by the Board of Directors, as amended, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned.  These Rights trade in tandem with the common stock until and unless they are triggered.  Except as permitted pursuant to amendments to the Shareholder Rights Plan from time to time, s hould a person or group acquire more than 10% of ARI’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the rest of the shareholders the ability to purchase additional stock of ARI at a substantial discount.  The Rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.

7.  Income Taxes

The unaudited provision for income taxes for the three and six months ended January 31, 2013 and 2012 is composed of the following (in thousands):

	Three months ended January 31		Six months ended January 31
	2013	2012	2013	2012
Current:
Federal	$(22)	$-	$(21)	$-
State	(15)	4	(36)	(22)
Change in valuation allowance	941	21	941	21
Deferred, net	(69)	(86)	(174)	(228)
Income tax benefit (expense)	$835	$(61)	$709	$(229)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the balance sheet. The provision includes permanent differences for a true up related to incentive stock option expense and losses related to the Netherlands operation. We have unused net operating loss carry forwards for federal income tax purposes, and as a result, we generally only incur alternative minimum taxes at the federal level.

As of January 31, 2013, after deducting year to date taxable income, the Company had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $9,129,000 and $5,520,000, respectively, which expire as follows:

Year ended July 31, *	Federal	State
2013 Ɨ	$1,293	$1,701
2014	-	482
2015	-	3,258
2019	843	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$9,129	$5,520

                                                                                                                                    * Years not shown have no amounts that expire.

                                                                                                                                    Ɨ  Reduced for current year to date taxable income.

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

The Company recorded a benefit related to a net change in estimate on our valuation allowance of approximately $941,000, or $0.11 per basic and diluted share, and $21,000, or $0.00 per basic and diluted share, during the three months ended January 31, 2013 and 2012, respectively, as a result of our semi-annual evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.  The gain recognized in fiscal 2013 was primarily due to the estimated increase in future taxable income related to the growth in our business and operational synergies as a result of the two acquisitions in fiscal 2013.

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

The Company evaluates the performance of and allocates resources to each of the segments based on their operating results.  Unaudited information concerning our operating business segments is as follows for the periods indicated (in thousands):

	Three months ended January 31, 2013
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$7,304	$174	$-		$7,478
Revenue - intercompany	54	7	(61)	1	-
Cost of revenue	1,688	94	(61)	1	1,721
Operating expense	6,179	144	-		6,323
Interest expense	269	36	(36)	2	269
Other expense (income)	(40)	-	36	2	(4)
Income (loss) before provision
for income taxes	$(738)	$(93)	$-		$(831)

	Six months ended January 31, 2013
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$13,071	$349	$-		$13,420
Revenue - intercompany	125	14	(139)	1	-
Cost of revenue	3,074	194	(139)	1	3,129
Operating expense	10,271	283	-		10,554
Interest expense	337	53	(53)	2	337
Other expense (income)	(61)	-	53	2	(8)
Income (loss) before provision for
income taxes	$(425)	$(167)	$-		$(592)

	As of January 31, 2013
	United States	Netherlands	Eliminations		Consolidated

Total assets	$32,993	$192	$(1,829)	3	$31,356

1    The Netherlands segment charges the United States segment for customer support services and the United States segment charges the Netherlands segment for software royalties.

2              The United States segment charges the Netherlands segment for interest on the intercompany loan at a rate of 4.25%.

3              Net intercompany loan due from the Netherlands.

	Three months ended January 31, 2012
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$5,306	$195	$-		$5,501
Revenue - intercompany	68	8	(76)	1	-
Cost of revenue	1,222	105	(76)	1	1,251
Operating expense	3,970	110	-		4,080
Interest expense	59	35	(35)	2	59
Other expense (income)	(45)	(1)	35	2	(11)
Income (loss) before provision
for income taxes	$168	$(46)	$-		$122

	Six months ended January 31, 2012
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$10,511	$400	$-		$10,911
Revenue - intercompany	140	18	(158)	1	-
Cost of revenue	2,343	202	(158)	1	2,387
Operating expense	7,623	235	-	-	7,858
Interest expense	121	75	(75)	2	121
Other expense (income)	(91)	(1)	75	2	(17)
Income (loss) before provision for
income taxes	$655	$(93)	$-		$562

	As of July 31, 2012
	United States	Netherlands	Eliminations		Consolidated

Total assets	$21,800	$258	$(1,549)	3	$20,509

1   Netherlands segment charges the United States segment for customer support services and the United States                                           segment charges the Netherland segment for software royalties.

2  The United States segment charges the Netherlands segment for interest on the intercompany loan at a rate of 8%.

3 Net intercompany loan due from the Netherlands.

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

An assessment of the expected future cash flows of the Earn-out Receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve-month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain in other expense (income). The Company did not perform an assessment during the periods ended January 31, 2013 and 2012.

The remaining earn-out receivable includes $60,000 in prepaid expenses and other and $72,000 in other long term assets on the unaudited balance sheet at January 31, 2013, with estimated receivables as follows:

Year Ending July 31,
2013	$24
2014	86
2015	48
Total Estimated Payments	158
Less imputed interest	(26)
Present value of Earnout	$132

The following table shows changes in the earn-out receivable during the three and six months ended January 31, 2013 and 2012 respectively:

	Three months ended January 31		Six months ended January 31
	2013	2012	2013	2012
Beginning Balance	$177	$314	$218	$384
Net receipts	(53)	(98)	(102)	(179)
Imputed interest recognized	8	12	16	23
Ending Balance	$132	$228	$132	$228

10.  Business Combinations

On November 28, 2012, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc. (“50 Below”), a leading provider of eCommerce websites in the powersports, automotive tire and wheel aftermarket, medical equipment and pool and spa industries, for a purchase price of $5.0 million and the assumption of contracts having deferred revenue (ongoing service requirements for which ARI will not receive payment) valued in the amount of $4,642,000 pursuant to Sections 363 and 365 of the United States Bankruptcy Code. The Company did not assume any outstanding debtor-in-possession financing obligation; however, the Company agreed to: (a) cover claims held by certain employees against the estate of 50 Below, subject to a cap of $17,000; and (b) release any potential claim against 50 Below for alleged infringement of ARI’s intellectual property rights.

The Company funded $1.5 million of the purchase price through a combination of the Company’s operating cash flows and availability under its existing Credit Facilities, including a $900,000 earnest money payment made on October 29, 2012.  The balance of the purchase price was funded through a Secured Non-Negotiable Subordinated Promissory Note dated as of the Closing Date (the “Note”) issued to Michael D. Sifen, Inc., an affiliate of an existing shareholder of the Company, in aggregate principal amount of $3.5 million.

The following tables show the preliminary allocation of the purchase price (in thousands):

Purchase
Price
Cash	$1,500
Financed by note payable	3,500
Assumed liabilities	4,642
Purchase Price	$9,642

Purchase
Allocation
Prepaid expenses	$9
Furniture and equipment	106
Developed technology	950
Tradenames	130
Customer Relationships	2,180
Goodwill	6,267
Purchase Price Allocation	$9,642

Intangible assets include the fair value of tradenames with a useful life of 2 years and customer relationships with a useful life of 15 years.  Goodwill of $6.3 million represents the additional benefits provided to the Company by the acquisition of 50 Below through operational synergies.  The acquisition increases the Company’s portfolio of equipment dealer websites by 230% and is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provides entry into new, high growth markets, including automotive aftermarket and durable medical equipment.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for its customers, employees and shareholders than the sum of the stand‐alone business units.  The Company expects to recognize future tax benefits related to the 50 Below goodwill of approximately $2.5 million.  The Company’s results of operations for the three and six months ended January 31, 2013 include approximately $1.7 million of revenue and $771,000 of net loss before taxes related to 50 Below.

The following unaudited pro forma information for the six months ended January 31, 2013 reflects the historical results of both companies with pro forma adjustments as if the acquisition had occurred on August 1, 2012. The unaudited pro forma information for the six months ended January 31, 2012 reflects the historical results of operations of both companies, with pro forma adjustments as if the acquisition had occurred on August 1, 2011. The unaudited pro forma combined financial information does not reflect any cost savings, operating synergies, revenue enhancements or implementation costs that the combined company may achieve as a result of the acquisition.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and 50 Below's financial position or results of operations for any future date or period.

	Six months ended January 31
	2013	2012
Revenue	$16,622	$15,138
Net income (loss)	$250	$(1,319)

Net income(loss) per common share:
Basic	$0.03	$(0.17)
Diluted	$0.03	$(0.16)

Pro forma adjustments to net income include amortization costs related to internally developed technology costs and intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of 50 Below and the related debt discount, and the tax effect of the historical 50 Below results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Six months ended January 31
	2013	2012
Amortization of internally developed technology	$35	$52
Amortization of intangible assets	67	100
Acquisition-related professional fees	(790)	-
Interest expense	172	259
Income tax benefit	(438)	(1,101)

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride markets aftermarket fitment data to the powersports industry, which furthers ARI’s differentiated content strategy and expands ARI’s product offerings into aftermarket PG&A.

Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000.  In addition, the Company will be required to pay (1) a contingent hold back purchase price not to exceed, in aggregate, $250,000 on or before August 17, 2013, contingent upon the occurrence of certain customer-related events as described in the Purchase Agreement; and (2) a contingent earn-out purchase price ranging from, in aggregate,$0 to $1,500,000, with estimated payments of $270,000, $266,000 and $266,000 based on estimated revenue on the first, second and third anniversaries of the closing of the acquisition The fair value of the contingent earn-out was calculated using the present value of future estimated revenue over the next three years, which is estimated at $500,000.  The following table shows changes in the estimated earnout payable for the six months ended January 31, 2013 (in thousands):

Beginning Balance	$-
Fair value of earnout payable	500
Net payments	-
Imputed interest recognized	73
Ending Balance	$573

The following table shows the balance of the estimated earnout payable at January 31, 2013 (in thousands):

Year Ending July 31,
2013	$-
2014	270
2015	266
2016	267
Total Estimated Payments	803
Less imputed interest	(230)
Present value of Earnout	$573

The following tables show the estimated fair value and the allocation of the purchase price (in thousands):

Purchase
Price
Cash- net	$478
Assumed liabilities	419
Holdback	250
Earnout	500
Common Stock	101
Purchase Price	$1,748

Purchase
Allocation
Accounts receivable	$43
Furniture and equipment	12
Unearned revenue	(86)
Developed technology	366
Customer Relationships	880
Goodwill	533
Purchase Price Allocation	$1,748

Intangible assets consist primarily of customer contracts and relationships with an estimated useful life of 16 years.  Goodwill consists of operating synergies, vendor relationships, new sales territories and industries.  The Company incurred legal fees of $55,000 for the three month period ended October 31, 2012 in connection with the Ready2Ride acquisition, which were included in general and administrative expense.  We have evaluated and determined that the Ready2Ride assets acquired as described above do not constitute a business that is “significant” as defined in the applicable SEC regulations.

11. Subsequent Events

We evaluated whether any events or transactions occurred after the balance sheet date that would require recognition or disclosure in our financial statements in accordance with GAAP, and determined that there was an event that occurred after January 31, 2013, but prior to March 11, 2012, that will have an effect on the financial statements.

On March 8, 2013, the Company entered into the Third Amendment to the Loan and Security Agreement (as amended, the “Loan and Security Agreement”).

Under the Loan Agreement Amendment, the Loan and Security Agreement was amended primarily for the following purposes:  (i) to permit an additional add-back to EBITDA (“Adjusted EBITDA”) for non-cash expenses limited to bonuses and board director fees paid in shares of the Company’s common stock, provided that any conversion of non-cash expenses into cash payments will be permitted only with the prior written of Fifth Third; (ii) to amend the definition of EBITDA to permit additional add-backs for certain transaction expenses; (iii) to amend the fixed charge coverage ratio to be calculated based on Adjusted EBITDA, rather than EBITDA and to exclude certain extraordinary gains; (iv) to amend the required fixed charge coverage ratio for the four fiscal quarter periods ending January 31, 2013 and April 30, 2013 to 0.90x and 1.00x, respectively; (v) to require delivery of the personal financial statement of Roy W. Olivier within 120 days after the end of each calendar year; (vi) to restrict the Company’s ability to enter into certain transactions without the prior written consent of Fifth Third, including, without limitation, certain change in control transactions, reclassifications, reorganizations and recapitalizations of the Company’s Common Stock or any compulsory share exchange pursuant to which any of the Company’s common stock is effectively converted into and exchanged for other securities, cash or property; and (vii) to permit the Company to use the net cash proceeds from an equity raise transaction (as described below) in excess of $1,500,000 for working capital or to prepay the outstanding principal balance under the Sifen Note.

The Loan Agreement Amendment also contains Fifth Third Bank’s consent to the Company raising additional capital by selling and issuing additional equity securities, and waivers by Fifth Third of the provisions of the Loan and Security Agreement that would otherwise have prohibited such a transaction, subject to certain terms and conditions.  Such terms and conditions include, among others, a deemed event of default under the Loan and Security Agreement in the event the Company does not raise at least $250,000 in net cash proceeds on or before May 15, 2013 or any portion of the first $1,500,000 of such net cash proceeds is not used to prepay the outstanding principal balance of the Term Loan (the “Mandatory Prepayment”); and payment of a nonrefundable fee of $100,000 in the event the Company does not raise at least $1,500,000 on or before May 15, 2013 or any portion of the such amount is not used to make the Mandatory Prepayment.  The Loan Agreement Amendment also contains other terms and conditions customary for an agreement of this nature.  The Company was required to pay a $30,000 amendment fee to Fifth Third Bank in connection with the Loan Agreement Amendment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition, including, without limitation, the section entitled “Fiscal 2013 Rest of Year and Fiscal 2014 Outlook”, should be read together with our unaudited consolidated financial statements for the three and six months ended January 31, 2013 and 2012, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2012, under “Item 1A. Risk Factors,” in Part II, Item 1A of this report, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview of Business

ARI provides technology-enabled services that help our customers effectively and efficiently sell more whole goods, parts, garments and accessories (“PG&A”).  Our customer base of more than 22,000 dealers, 195 distributors, and 140 manufacturers utilize ARI’s products and services to drive and manage leads, efficiently service consumers at the parts counter, and enable eCommerce sales of PG&A.  ARI’s solutions are aimed at markets with complex equipment requiring service and sold through an independent dealer channel, including the outdoor power, powersports, marine, RV, automotive wheel and tire, and white goods markets.  We believe that we have a first or second place market share position in each of our core vertical markets.

Most of our solutions leverage our library of electronic content that we have published and aggregated into a large content management system, which contains data related to more than 10 million active parts across more than 469,000 models; more than 500,000 active accessories; SKUs across more than 73,000 active products; more than 300 actively updated whole goods brands; and holds full model data and images for more than 175,000 active models. We believe that this library of electronic content is our single biggest differentiator and also the largest barrier to entry for potential new competitors.

We market our products primarily through software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) business models that typically contain both an annual auto-renewing subscription component as well as a variable usage-based revenue component. It is the nature of our products, along with the content and the continual management and updating of the content, which allows us to sell the majority of our products and services in a recurring revenue model.            Today, more than 85% of our revenues are recurring (we refer to these as “recurring revenues”, or “RR”). We define recurring revenue as products and services that are SaaS or DaaS-based and renewable, including license fees, maintenance fees, catalog subscription fees and hosting fees. The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve-month terms.  This provides us with advanced visibility into our future revenues and opportunities to sell additional services to our customers. Our recurring revenue model also emphasizes the importance of maintaining a low rate of customer churn, one of the key drivers of any recurring revenue, subscription-based business.

Our Solutions

Our solutions, which are designed to enable our dealer, distributor, and manufacturer customers to increase the efficiency of their parts and service counter operations and sell more whole goods, PG&A, are centered around three core offerings: (i) electronic catalogs; (ii) eCommerce-enabled websites; and (iii) lead generation and management.

Electronic Catalogs

Our electronic catalog solutions, which include our PartSmart®, PartSmart Web™, PartStream™, AccessoryStream™, and AccessorySmart™ products, leverage our industry-leading content database to allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment.  We believe that our catalog solution is the fastest and most efficient in the market, as it allows multi-line dealers to quickly access data for any of the brands serviced from within the software, allowing the dealer’s parts and service operations to more quickly service and sell to its customers. This drives online sales, increases sales within the dealership, and improves customer satisfaction.

We market our eCatalog solutions through our inside sales team and “test drives” (dealer trials), and eCatalog revenues are generated through recurring SaaS, DaaS ,software license, and catalog subscriptions, as well as non-recurring software customization fees.  We derived 51% of our revenues from our electronic catalog services in the six months ended January 31, 2013.  Of these revenues approximately 96% were recurring revenues.

We believe that our library of electronic content, which is essentially the “engine” that drives most our products, is the broadest and deepest content database in the vertical markets we serve.  ARI, through our acquisition of Ready2Ride, is the first to offer aftermarket fitment data to our dealers in the powersports industry, and we have exclusive electronic data arrangements with several of the largest outdoor power equipment manufacturers.

Website Solutions

Our eCommerce enabled website solutions, which are tailored to the vertical markets we serve, provide our dealer customers with a web presence that serves as a platform for driving leads and eCommerce sales.  The sites allow consumers to obtain information about the dealership and its product lines and purchase OEM or aftermarket PG&A 24 hours a day, 7 days a week. We also offer a mobile solution that allows a dealer’s website to be fully functional on smart mobile phones.

We market our websites through our inside sales team, who will provide live demos as part of the sales process.  Websites generate revenues through recurring SaaS subscriptions, variable transaction fees for all eCommerce sales generated by the websites, and non-recurring setup and customization professional service fees.  Website services accounted for approximately 35% of revenues in the six months ended January 31, 2013.  Of these revenues approximately 90% were recurring revenues.

Historically, websites accounted for approximately 25% of ARI’s total revenues.  With the November 2012 acquisition of 50 Below, websites will become ARI’s largest source of revenue.  We currently host and maintain more than 5,500 websites for dealers in the outdoor power, powersports, automotive wheel and tire aftermarket, marine and RV markets.

Lead Management Solution

Our lead management solution, Footsteps™, is designed to allow our customers to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues. Footsteps™ connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product provides a complete database of customers and prospects, and manages the dealer to customer relationship from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.

We market our lead management solution through our outside sales team and by providing free trial versions of the product.  Once a customer has experienced the free trial version of the product our inside sales team attempts to up sell the customer into a premium version of the product.  Our lead management product generates revenues through SaaS subscription fees and through variable usage-based fees for email campaigns performed through the software.  We derived approximately 4% of our revenues from Footsteps™ in the six months ended January 31, 2013, most of which was recurring.

Lead Generation Service

Our lead generation service, SearchEngineSmart™, is designed to drive additional traffic to dealers’ websites through optimization of the dealers’ paid search engine marketing campaigns, which include optimization for results in our dealers’ local areas.  These services are typically sold as three-month service agreements, which do not auto-renew.  Accordingly, we classify revenue from this service as non-recurring.  We derived approximately 4% of our revenues from lead generation services in the six months ended January 31, 2013.

Other Services

We also offer a suite of complementary solutions, which include software and website customization services, website hosting, and document transfer and communication services. On a combined basis, these other services accounted for approximately 6% of revenue in the six months ended January 31, 2013.  Of these revenues, approximately one-third are recurring.  However, the percentage of other revenues classified as recurring will fluctuate from period to period based on the amount of professional fee revenues recognized for large-scale software customization projects.

Further information regarding our service offerings can be accessed at the Company’s website at www.arinet.com, or in our Annual Report on Form 10-K for the year ended July 31, 2012. Please note that we are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this quarterly report on Form 10-Q.

Our Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions that help our customers, in selected vertical markets, efficiently and effectively sell and service more whole goods and PG&A.  We aim to grow revenues at a double-digit organic rate, and to grow earnings faster than revenues through scalability.  We will provide our solutions to dealers, distributors, manufacturers, service providers, and consumers in vertical markets where the finished goods are complex equipment requiring service and are primarily sold through an independent dealer channel.  We believe this strategy will drive increased value to our shareholders, employees, and customers.

We believe that execution of the following strategic foundations will enable us to achieve the growth and profitability needed to drive long-term sustainable value for our shareholders.  These strategic foundations are primarily centered on enhancing the value proposition to our customers, which will lead to additional revenues through pricing actions, product and feature up sells, and reduced customer churn rates.

Drive organic growth through innovative new service offerings, differentiated content and geographic expansion

As a subscription-based, recurring revenue business, the most important drivers of future growth are adding new customers (referred to as new “logos”), increasing the level of our recurring revenue through new products and features as well as new markets, and reducing the rate of customer churn.

During the six months ended January 31, 2013 recurring revenues increased 25.6% compared to the same period last year, much of which was driven by the acquired 50 Below and Ready2Ride businesses. Excluding revenues attributable to the acquired businesses, comparable recurring revenues grew 4.5% year over year.  At the product level, catalog recurring revenues grew organically by 2.0%; websites by 14.3%; and lead management revenues remained flat year over year.  The continued increase in recurring revenues resulted from improvements in customer churn rates, which is discussed below, but was also driven by progress we made with respect to our organic growth strategy, which includes the following critical objectives:

•

Develop and deploy innovative new solutions. We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality in our existing products.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.  In the first six months of fiscal 2013, we released numerous new product features and upgrades, including the rollout of our new AccessorySmartTM aftermarket parts lookup solution, a first of its kind in the powersports industry.  AccessorySmartTM has received numerous accolades since its introduction, including a Nifty Fifty Award by Powersports Business as one of the upcoming products in the powersports industry.  In addition to AccessorySmartTM, we launched a website add-on that allows powersports dealers with a 50 Below website to post their inventory on Craigslist, eBay and Facebook.

•

Expand geographically. Currently, only a small percentage of our revenues are generated from international operations.  Our OEM customers have stated objectives to drive growth internationally, with a focus on the “BRIC” countries of Brazil, Russia, India, and China.  We must continue to support our OEM customers with products and content for these markets.  During the first half of fiscal 2013, we expanded our content offerings in the international outdoor power market and have begun to establish numerous relationships with OEMs in China. We have also begun to upgrade our product roadmaps to allow us to rapidly deploy our products in these markets in a scalable and efficient manner.

•

Differentiate our content. We believe that we have the largest library of whole goods and PG&A content data in the vertical markets we serve.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term growth we desire.   We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.  Our August 2012 acquisition of Ready2Ride expanded our content library to include aftermarket fitment data for the powersports industry, which is the only content of its type available electronically.  We have already leveraged this content in our new AccessorySmartTM product, which was previously discussed.

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve sustained double-digit organic growth, we not only need to sell into new logos but just as importantly we must retain and renew existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn (the rate at which existing customers exit) is one of the most important metrics we track and manage.  We have experienced marked improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations and have included: stabilization of our technology infrastructure through the use of a third party hosted data center; deployment of a state-of-of-the-art call center to support our inside sales, customer service and support teams; implementation of a renewal and retention team solely dedicated to ensuring our customers are satisfied and realizing the value proposition they expect from their spend with ARI; and numerous product features and upgrades.

In fiscal 2012, our rate of customer churn improved by 19% over fiscal 2011 and we have seen further improvement thus far in fiscal 2013.  For the six months ended January 31, 2013, overall churn rates improved nearly 25% compared to the same period last year.

Lead the market with open integration to related platforms

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between the systems, saving our customers valuable time and eliminating redundant data entry.  We currently have integration capabilities with over 90 DMS’s (we refer to these relationships as “Compass Partners”) and we continue to seek other strategic alliances that can be integrated with our product and service offerings. During the first half of fiscal 2013, ARI announced an integration of its WebSiteSmartTM product with CycleTrader.com, one of the top classified sites for the buying and selling of new and used motorcycles.  This integration will allow ARI dealer customers to synchronize their inventory between their ARI website and CycleTrader.com.

Successfully execute acquisitions that align with our core strategy

Historically, acquisitions have been a significant driver of ARI’s growth.  A summary of our most recent acquisitions follows:

Acquisition	Date		Strategy
OC-Net, Inc.	Jan-07	▪	New website product
Info Access	Jul-08	▪	Market-leading entrance into appliances market
Channel Blade Technologies	Apr-09	▪	Market-leading entrance into marine and RV markets
		▪	New lead management product, Footsteps™
Ready2Ride, Inc.	Aug-12	▪	First to market aftermarket fitment data to the
Powersports industry
50 Below Sales & Marketing, Inc.	Nov-12	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into automotive wheel and tire aftermarket,
medical equipment and pool and spa industries
		▪	New award-winning website product

Although we believe organic growth will be the primary driver of our business for the foreseeable future, we will continue to evaluate acquisitions that are in alignment with our core strategy.

Summary of Operating Results

On November 28, 2012, ARI acquired the assets of the retail division of 50 Below.  50 Below was one of ARI’s leading competitors in the powersports industry and is a leading provider of eCommerce websites to more than 3,500 dealers in the powersports, automotive wheel and tire aftermarket, medical equipment, and pool and spa industries. Our second quarter operating results were heavily influenced by this acquisition, as the acquisition more than doubles the size of ARI’s website business.  Accordingly, our revenues for the three-month period ended January 31, 2013 reflect a 36% increase over the same period last year.  Additionally, a significant amount of non-recurring legal and other professional fees were incurred executing the acquisition.  As a result, we incurred an operating loss for the quarter, versus operating income last year.

•

Total revenue increased 35.9% or $1,977,000 for the three-month period ended January 31, 2013, compared to the same period last year.  For the six months ended January 31, 2013, total revenue increased 23.0% or $2,509,000 compared to the same period last year.  We recognized revenues of $1,669,000 in the quarter and year to date periods from 50 Below and $147,000 and $281,000 for the three and six month periods from Ready2Ride, our August 2012 acquisition.

•

We incurred an operating loss of $566,000 in the quarter, versus operating income of $170,000 last year.  For the six months ended January 31, 2013, we incurred an operating loss of $263,000, versus operating income of $666,000 for the same period last year.  The fiscal 2013 operating losses are the result of acquisition-related legal and other professional fees of $623,000 and $838,000 that were expensed during the quarter and year to date periods, respectively.

•

We reported net income during the quarter of $4,000, versus $61,000 last year.  For the six months ended January 31, 2013, we reported net income of $117,000 versus $333,000 for the same period last year.  The decline in net income for the quarter and year-to-date periods was primarily the result of the acquisition related legal and professional fees, ongoing acquisition integration costs, and increased interest expenses, which were in part offset by an income tax benefit related to a change in the valuation allowance.

•

Cash flows from operations during the quarter were $1,288,000, versus $540,000 last year, and for the six months ended January 31, 2013 were $1,797,000 versus $1,375,000 for the same period a year ago.  The increase in operating cash flows resulted from closely managing vendor payments during the integration of the Company’s two acquisitions.

We expect our operating results for the remainder of fiscal 2013 to continue to be heavily influenced by our first quarter acquisition of Ready2Ride and our second quarter acquisition of 50 Below.  Revenues for the remainder of the year will continue to significantly outpace fiscal 2012 as a result of these acquisitions; however, the legal and professional fees incurred will dampen our operating income.

Revenue

The following table summarizes our recurring and non-recurring revenue by major product category:

	Three months ended January 31		Percent	Six months ended January 31		Percent
	2013	2012	Change	2013	2012	Change
Catalog
Recurring revenue	$3,328	$3,153	5.6%	$6,649	$6,245	6.5%
Non-recurring revenue	107	234	(54.3)%	244	456	(46.5)%
Total catalog revenue	3,435	3,387	1.4%	6,893	6,701	2.9%
Percent of revenue recurring	96.9%	93.1%		96.5%	93.2%
Website
Recurring revenue	2,946	1,137	159.1%	4,205	2,218	89.6%
Non-recurring revenue	165	182	(9.3)%	429	424	1.2%
Total website revenue	3,111	1,319	135.9%	4,634	2,642	75.4%
Percent of revenue recurring	94.7%	86.2%		90.7%	84.0%
Lead management
Recurring revenue	211	220	(4.1)%	423	425	(0.5)%
Non-recurring revenue	45	43	4.7%	90	94	(4.3)%
Total lead management revenue	256	263	(2.7)%	513	519	(1.2)%
Percent of revenue recurring	82.4%	83.7%		82.5%	81.9%
Lead generation
Recurring revenue	-	-	-%	-	-	-%
Non-recurring revenue	276	261	5.7%	583	453	28.7%
Total lead generation revenue	276	261	5.7%	583	453	28.7%
Percent of revenue recurring	-%	-%		-%	-%
Other
Recurring revenue	115	142	(19.0)%	262	301	(13.0)%
Non-recurring revenue	285	129	120.9%	535	295	81.4%
Total catalog revenue	400	271	47.6%	797	596	33.7%
Percent of revenue recurring	28.8%	52.4%		32.9%	50.5%
Total
Recurring revenue	6,600	4,652	41.9%	11,539	9,189	25.6%
Non-recurring revenue	878	849	3.4%	1,881	1,722	9.2%
Total revenue	$7,478	$5,501	35.9%	$13,420	$10,911	23.0%
Percent of revenue recurring	88.3%	84.6%		86.0%	84.2%

Total revenue increased 35.9% or $1,977,000 for the three months ended January 31, 2013, compared to the same period last year.  Recurring revenue increased 41.9% or $1,948,000 for the three months ended January 31, 2013, compared to the same period last year.  For the six months ended January 31, 2013, total revenues increased $2,509,000, or 23.0%, and recurring revenues increased $2,350,000, or 25.6%.  The overall increase in revenue is attributed primarily to the two acquisitions.  For the quarter ended January 31, 2013, revenues included in our results of operations attributable to 50 Below and Ready2Ride were $1,669,000 and $147,000, respectively, and for the six months ended January 31, 2013, revenues attributable to 50 Below and Ready2Ride were $1,669,000 and $281,000, respectively.

Year over year revenues, excluding revenues attributable to the acquired businesses, increased $165,000, or 3.0%, for the quarter ended January 31, 2013, and increased $563,000, or 5.2% for the six months ended January 31, 2013.  Recurring revenues, excluding recurring revenues attributable to the acquired businesses, increased $136,000, or 3.0%, for the quarter and $404,000, or 4.4%, for the six months ended January 31, 2013.  This increase is attributed to a continued decline in the Company’s rate of customer churn, which has collectively led to continued growth in recurring revenue.  For the six months ended January 31, 2013, our customer churn rates improved by nearly 25% over the same period last year.

Catalog

Catalog revenue is generated from catalog subscriptions, software license fees, license renewal fees, software maintenance and support fees and professional services related to data conversion.   Revenue from the acquired Ready2Ride business is included in Catalog revenue.  Catalog revenue increased $48,000 or 1.4% or for the three months ended January 31, 2013, compared to the same period last year, and increased $192,000 or 2.9% for the six months ended January 31, 2013.

Catalog recurring revenue increased $175,000 or 5.6% and $404,000 or 6.5% for the three and six-month periods ended January 31, 2013, respectively.  Excluding the revenues attributable to Ready2Ride, these increases were 0.9% and 2.0%, respectively.  Catalog has historically been ARI’s largest source of revenue, but also the slowest growth revenue source.  We expect organic catalog revenue growth to accelerate beginning in the third quarter and into fiscal 2014 as a result of the recently released new AccessorySmartTM product at the 2013 Dealer Expo in Indianapolis.  AccessorySmartTM, a fitment-powered aftermarket parts, garments, and accessories lookup solution, is the first of its kind in the powersports industry and recently won a “Nifty 50 Award” by Powersports Business.

We experienced a decline in the non-recurring portion of catalog revenues.  Non-recurring revenues will fluctuate from quarter to quarter and from year to year due to the timing of large-scale software customization projects.

Website

Website revenue is generated from one-time set-up fees and recurring subscription fees on our website products, as well as transaction fees from customers’ online sales generated via the websites.  Website revenue increased $1,792,000 or 135.9% for the three-month period ended January 31, 2013, compared to the same period last year.  For the six months ended January 31, 2013 website revenue increased $1,992,000 or 75.4%.  This increase is primarily attributable to the addition of revenues from 50 Below, which generated revenues of $1,669,000 since the acquisition.  Excluding the revenues from 50 Below, organic website recurring revenue growth was 12.7% and 14.5% for the three and six months ended January 31, 2013, when compared to their respective prior year periods.

As stated above, 50 Below’s revenues from the date of acquisition until the end of the quarter were $1,669,000.  On an annualized basis, the acquisition of the acquired 50 below business will more than double the size of ARI’s website business and will make websites ARI’s largest source of revenue going forward.  In our Form 8-K/A filing dated February 11, 2013, ARI reported the audited results of operations of 50 Below for the fiscal years ended July 31, 2012 and 2011, and unaudited results for the quarter ended October 31, 2012.  The acquired 50 Below business reported revenues of $8,811,000 and $7,792,000 for the fiscal years ended July 31, 2012 and 2011, respectively, and $2,401,000 for the three months ended October 31, 2012.  When combined with ARI’s website revenues, on a pro forma basis, websites would have been ARI’s largest source of revenue for all reported periods.

Lead Management

Lead management revenue is generated from one-time set-up fees and recurring subscription fees for the use of the Company’s Footsteps™ products.  Revenue from lead management products for the three and six months ended January 31, 2013 was $211,000 and $423,000, consistent with the same periods last year.

Lead Generation

Lead generation revenue is realized from the sale of the Company’s SearchEngineSmart™ (“SES”) service and is non-recurring.   Revenue from the Company’s lead generation services increased $16,000 or 5.7% for the three months ended January 31, 2013 and $130,000 or 28.7% for the six months ended January 31, 2013, compared to the same periods last year.  Revenue from the Company’s lead generation services does not directly contribute to MRR growth, but contributes to MRR growth in the lead management and website services.

Other Revenue

Other revenue primarily consists of professional services related to software customization, website hosting fees, and revenue generated from other products that are ancillary to our three core offerings.  Other revenue increased $129,000 or 47.6% for the three months ended January 31, 2013 and $201,000 or 33.7% for the six months ended January 31, 2013, compared to the same periods last year.  Management anticipates that other revenue will fluctuate based on the timing of professional fees related to software customization.

Cost of Revenue and Gross Margin

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

The table below breaks out cost of revenue into each of these three categories:

	Three months ended January 31				Six months ended January 31
		Percent of		Percent of		Percent of		Percent of
	2013	Revenue	2012	Revenue	2013	Revenue	2012	Revenue

Net revenues	$7,478		$5,501		$13,420		$10,911
Cost of revenues:
Amortization of capitalized software costs	464	6.2%	350	6.4%	860	6.4%	685	6.3%
Direct labor	566	7.6%	388	7.1%	1,014	7.6%	772	7.1%
Other direct costs	691	9.2%	513	9.3%	1,255	9.4%	930	8.5%
Total cost of revenues	1,721	23.0%	1,251	22.7%	3,129	23.3%	2,387	21.9%
Gross profit	$5,757	77.0%	$4,250	77.3%	$10,291	76.7%	$8,524	78.1%

Gross profit was $5,757,000 or 77.0% of revenue for the three months ended January 31, 2013, compared to $4,250,000 or 77.3% of revenue for the same period last year.  For the six months ended January 31, 2013 gross profit was $10,291,000 or 76.7% of revenue compared to $8,524,000 or 78.1% of revenue for the same period last year.  This decline in gross profit margin was primarily attributed to: (i) an increase in SES and professional services revenues, which have a lower margin than our core recurring revenue products; and (ii) an increase in lead management software amortization related to Footsteps upgrades designed to spur future revenue growth for this product.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold, but expects its gross margins to improve over time as we focus our sales efforts on the higher margin, recurring revenue products.

The following table summarizes our gross profit and gross margin percentage by major product category:

	Three months ended January 31		Percent	Six months ended January 31		Percent
	2013	2012	Change	2013	2012	Change
Catalog
Revenue	$3,435	$3,387	1.4%	$6,893	$6,701	2.9%
Cost of revenue	497	482	3.1	974	971	0.3%
Gross profit	2,938	2,905	1.1	5,919	5,730	3.3%
Gross margin percentage	85.5%	85.8%		85.9%	85.5%
Website
Revenue	3,111	1,319	135.9	4,634	2,642	75.4%
Cost of revenue	641	364	76.1	903	696	29.7%
Gross profit	2,470	955	158.6	3,731	1,946	91.7%
Gross margin percentage	79.4%	72.4%		80.5%	73.7%
Lead management
Revenue	256	263	(2.7)	513	519	(1.2)%
Cost of revenue	190	123	54.5	357	234	52.6%
Gross profit	66	140	(52.9)	156	285	(45.3)%
Gross margin percentage	25.8%	53.2%		30.4%	54.9%
Lead generation
Revenue	276	261	5.7	583	453	28.7%
Cost of revenue	233	214	8.9	504	354	42.4%
Gross profit	43	47	(8.5)	79	99	(20.2)%
Gross margin percentage	15.6%	18.0%		13.6%	21.9%
Other
Revenue	400	271	47.6	797	596	33.7%
Cost of revenue	160	68	135.3	391	132	196.2%
Gross profit	240	203	18.2	406	464	(12.5)%
Gross margin percentage	60.0%	74.9%		50.9%	77.9%
Total
Revenue	7,478	5,501	35.9	13,420	10,911	23.0%
Cost of revenue	1,721	1,251	37.6	3,129	2,387	31.1%
Gross profit	$5,757	$4,250	35.5	$10,291	$8,524	20.7%
Gross margin percentage	77.0%	77.3%		76.7%	78.1%

Catalog

Catalog gross profit margins remained relatively stable year over year. Catalog margins are expected to gradually improve over time as the new AccessorySmartTM product ramps up.

Website

Website gross profit margin increased from 72.4% for the three months ended January 31, 2012 to 79.4% for the same period this year.  For the six months ended January 31, 2013, website gross profit margin was 80.5%, compared to 73.7% for the same period last year. The Company expects to see website gross margins to continue to improve as recurring revenues increase and customer churn rates continue to decline.

Lead Management

Lead management gross profit margin decreased from 53.2% for the three months ended January 31, 2012 to 25.8% for the same period this year.  For the six months ended January 31, 2013, lead management gross profit margin was 30.4%, compared to 54.9% for the same period last year. The decline in gross profit margin is due to an increase in software amortization related to Footsteps enhancements that are designed to spur future growth of this product.

Lead Generation

Lead generation gross profit margins are low relative to other ARI products as much of the revenue generated from this service is passed along to the search engine providers for the purchase of key words.  While margins on our lead generation service are expected to remain low, there will be fluctuations from period to period based on periodic volume discounts.

Other Revenue

Gross profit margin on other revenue declined for the three and six months ended January 31, 2013, compared to the same periods last year primarily due to an increase in professional services revenue, which has a lower margin than our other products.  The Company expects fluctuations in gross margin on other revenue, depending on the mix of products and services sold.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category:

	Three months ended January 31
		Percent of		Percent of	Percent
	2013	Revenue	2012	Revenue	Change
Sales and marketing	$1,744	23.3%	$1,118	20.3%	56.0%
Customer operations and support	1,470	19.7%	850	15.5%	72.9%
Software development and technical support	672	9.0%	490	8.9%	37.1%
General and administrative	2,098	28.1%	1,218	22.1%	72.2%
Depreciation and amortization (1)	339	4.5%	404	7.3%	(16.1)%
Net operating expenses	$6,323	84.6%	$4,080	74.2%	55.0%

	Six months ended January 31
		Percent of		Percent of	Percent
	2013	Revenue	2012	Revenue	Change
Sales and marketing	$2,790	20.8%	$2,151	19.7%	29.7%
Customer operations and support	2,478	18.5%	1,696	15.5%	46.1%
Software development and technical support	1,249	9.3%	878	8.0%	42.3%
General and administrative	3,418	25.5%	2,326	21.3%	46.9%
Depreciation and amortization (1)	619	4.6%	807	7.4%	(23.3)%
Net operating expenses	$10,554	78.6%	$7,858	72.0%	34.3%

(1)	Exclusive of amortization of software products of $464, $350, $860 and $685 for the three and six months ended January 31, 2013 and 2012, respectively, which are included in cost of revenue.

Net operating expenses increased $2,243,000 or 55.0% and $2,696,000 or 34.3% for the three and six months ended January 31, 2013, compared to the same periods last year.  The increase in operating expenses was primarily due to the acquisitions of Ready2Ride and 50 Below.  Excluding the acquisitions, ARI’s comparable operating expenses would have increased $282,000 or 3.5% for the year to date period.  For the three months ended January 31, 2013, ARI’s comparable expenses would have been flat year over year.

For the six months ended January 31, 2013, operating expenses of $2,065,000 were attributable to the 50 Below business.  Of these, approximately $790,000 were acquisition-related legal and professional fees.  Over the same period, operating expenses of $424,000 were attributable to the Ready2Ride business.  Of these, approximately $50,000 were acquisition-related legal and professional fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses increased $535,000 or 47.9% for the three months ended January 31, 2013, compared to the same period last year, and increased $548,000 or 25.5% for the six months ended January 31, 2013, compared to the prior year period. Excluding expenses related to 50 Below and Ready2Ride, sales and marketing expenses increased 3.4% and 1.5% for the three and six months ended January 31, 2013, respectively.

Customer Operations and Support

Customer operations and support expenses are composed of our customer hosting operations, software maintenance agreements for our core network, and personnel and related costs for operations and support employees.  Customer operations and support costs increased $534,000 or 62.8% for the three months ended January 31, 2013, compared to the same period last year, and increased $696,000 or 41.0% for the six months ended January 31, 2013, compared to the prior year period. Excluding expenses related to 50 Below and Ready2Ride, customer operations and support expenses increased 15.0% for the three and six months ended January 31, 2013, respectively.  This increase is consistent with our strategy to continue to improve our customer churn rates, and relates to additional expenses incurred for our customer renewal team and our call center and support operations.

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

The table below summarizes our internal software development and technical support spending:

	Three months ended January 31		Percent	Six months ended January 31		Percent
	2013	2012	Change	2013	2012	Change

Total software development and technical support costs	$1,657	$1,317	25.8%	$3,075	$2,582	19.1%
Less: amount capitalized as software development	(420)	(439)	(4.3)%	(813)	(932)	(12.8)%
Less: direct labor classified as cost of revenues	(565)	(388)	45.6%	(1,013)	(772)	31.2%
Net software development and technical support
costs classified as operating expenses	$672	$490	37.1%	$1,249	$878	42.3%

The Company increased total software development and technical support costs by 25.8% or $340,000 for the three months ended January 31, 2013, and by 19.1% or $493,000 for the six months ended January 31, 2013, compared to the same periods last year.  Excluding expenses related to 50 Below and Ready2Ride, software development and technical support costs increased 14.4% and 10.9% for the three and six months ended January 31, 2013, respectively.

During the second quarter of fiscal 2013, the Company capitalized $420,000 of software development labor and overhead, versus $439,000 for the same period last year.  Year to date through January 31, 2013, we capitalized $813,000, versus

$932,000 for the same period last year.  The amount of software development costs capitalized will fluctuate from period to period based on the amount of time spent by our internal product management and development staffs on capitalizable activities, as defined by GAAP.  The decline in fiscal 2013 relates to ongoing integration activities from our two most recent acquisitions, as time spent on these activities is not capitalized.  Generally, we expect the amount of software development costs capitalized to increase as the business grows, which is consistent with our strategy to release new products, create enhancements to existing products, offer expanded data content and deliver superior services and technical support to our customers.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs increased $880,000 or 88.6% for the three months ended January 31, 2013, compared to the same period last year, and increased $1,291,000 or 55.5% for the six months ended January 31, 2013, compared to the prior year period.  This increase primarily relates to the acquisitions of 50 Below and Ready2Ride.  Excluding expenses attributable to the 50 Below and Ready2Ride businesses, a large portion of which are acquisition-related legal and professional fees, general and administrative expenses declined 5.4% for the three months ended January 31, 2013 and increased 6.3% for the six months ended January 31, 2013, compared with the same periods in the prior year.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenue.  Depreciation and amortization expense decreased $65,000 and $188,000 for the three and six months ended January 31, 2013, compared to the same periods last year as intangible assets related to an earlier acquisition have become fully amortized and older technology related to our infrastructure is getting replaced by newer cloud-based technology which is classified in general and administrative expense.

Interest Expense

Interest expense for the three months ended January 31, 2013 was $269,000, compared with $59,000 last year, and for the six months ended January 31, 2013, interest expense was $337,000, versus $121,000 last year.  The increase in interest expense is consistent with the additional debt incurred in fiscal 2013 to fund the acquisitions of 50 Below and Ready2Ride.  Interest expense also includes the amortization of the imputed discount related to the estimated Ready2Ride contingent earn-out liability.

Other Income (Expense)

Other income (expense) consists of foreign currency exchange rate gains and losses, interest income and other gains or losses.

Income Taxes

The Company has net deferred tax assets of $5,895,000, primarily consisting of net operating loss carryforwards and temporary book to tax differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  This does not represent a current cash obligation, as we continue to have net operating loss carryforwards to offset taxable income.

We recorded an income tax benefit of $835,000 and $709,000 for the three and six months ended January 31, 2013, compared to income tax expense of $61,000 and $229,000 for the same periods last year.  In fiscal 2013, we recognized a tax gain of $941,000 for a change in our estimated valuation allowance due to the estimated increase in future taxable income related to the growth in our business and operational synergies as a result of the two acquisitions in fiscal 2013. In addition, there was a change in net deferred tax assets due to permanent differences for a true up related to incentive stock option expense and losses related to the Netherlands operation.

In fiscal 2012 we recognized a tax gain of $21,000 for a change in our estimated valuation allowance due to improved earnings.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Fiscal 2013 Rest of Year and Fiscal 2014 Outlook

As previously discussed, the remainder of fiscal 2013 and the first half of fiscal 2014 will be heavily affected by the closing and integration of our two fiscal 2013 acquisitions.  The discussion below is intended to provide certain facts and historical information that would allow a reader to make an independent determination of ARI’s results of operations for the remainder of fiscal 2013 and fiscal 2014.

Revenues

As previously discussed, ARI's business is primarily comprised of eCatalog and website solutions. The eCatalog category includes all of our electronic catalog products including both in-store and eCommerce offerings.  This category also includes revenues from AccessorySmartTM, our newly launched aftermarket accessory product that we expect to aggressively grow over the next few years.  The eCatalog business accounted for $13.6 million of total revenue, a 4.0% growth rate over the twelve months ended January 31, 2012.  Our eCatalog business has historically grown at low single digit growth rates.  As our new AccessorySmartTM product gains traction in the market, we expect our eCatalog organic growth rate to increase.  We expect the gross margins of the eCatalog business to be in line with our historically reported numbers.

ARI's website business provides website hosting and maintenance to more than 5,500 dealers in the outdoor power, powersports, automotive wheel and tire aftermarket, marine & RV, medical equipment, and pool & spa industries.  For the trailing twelve months ended October 31, 2012 and prior to the 50 Below acquisition, this segment generated revenue of $5.8 million, or 25% of ARI’s total revenues, which represented annual growth of 12.5% over the prior twelve month period.

The retail division of 50 Below generated revenues of $8.8 million and $7.8 million for the fiscal years ended July 31, 2012 and 2011, respectively, and generated approximately $4.9 million in revenue for the six months ended January 31, 2013 (note, however, that only $1.7 million of these revenues are reflected in ARI’s results, which represent the two months since the date of acquisition).  This represents growth rates of 12.0% in fiscal 2012 and 11.0% for the six months ended January 31, 2013.

On a combined basis, we anticipate continued double-digit annual revenue growth rates on our website business. Additionally, we expect the gross margins on the website business to trend upward as we consolidate web platforms.

Our remaining businesses include lead generation, lead management, and professional services fees for custom projects.  During the six months ended January 31, 2013, these businesses generated revenues of approximately $1.9 million, representing 14% of total revenues, many of which are non-recurring in nature.  We expect revenues from these other businesses to decline over time, both in terms of absolute dollars and percentage of total revenue, as we continue to focus on our eCatalog and website businesses and rolling out new recurring revenue products.

EBITDA

Management believes EBITDA is helpful in understanding period-over-period operating results separate and apart from non-operating expenses and expenses pertaining to prior period investing activities, particularly given the Company’s significant investments in capitalized software and its continuing efforts in completing acquisitions, which typically result in significant depreciation and amortization expense in subsequent periods.  The Company uses EBITDA as a factor in evaluating potential acquisition targets and analyzing the pro forma impact of the acquisition on the Company.  However, EBITDA has significant limitations as an analytical tool and should only be used cautiously in addition to, and never as a substitute for, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

The following table is a reconciliation of EBITDA for the periods indicated (in thousands):

	Six months ended January 31		Twelve months ended July 31
	2013	2012	2012	2011
Net income	$117	$333	$1,055	$2,443
Interest	337	121	235	790
Amortization included in cost of sales	860	685	1,420	1,127
Depreciation and amortization	619	807	1,414	1,688
Income taxes	(709)	229	227	(1,017)
EBITDA	$1,224	$2,175	$4,351	$5,031

Revenue	$13,420	$10,911	$22,494	$21,334
EBITDA as a % of revenue	9.1%	19.9%	19.3%	23.6%

EBITDA as a percentage of revenues was 23.6% and 19.3% for the fiscal years ended July 31, 2011 and 2012, respectively. The fiscal 2012 decline resulted from strategic investments in investor relations, customer retention and satisfaction, and an enterprise-wide CRM system, a portion of which were one-time costs. The results of operations attributable to the acquired 50 Below and Ready2Ride businesses will not be accretive to EBITDA in fiscal 2013, but we do expect the acquisitions to be accretive in fiscal 2014, much like our results in fiscal 2010 and 2011 following our acquisition of Channel Blade Technologies in April 2009.

In the two years leading up to the Channel Blade acquisition, Channel Blade recorded operating losses of $2.5 and $0.9 million. We acquired Channel Blade in April 2009, toward the end of our 2009 fiscal year.  We spent most of fiscal 2010 integrating the Channel Blade operations.  In fiscal 2011, the first year of a fully integrated operation, ARI achieved record EBITDA.  The recent 50 Below acquisition is similar in many respects to the Channel Blade acquisition of 2009.  In the two years leading up to the acquisition, 50 Below recorded significant operating losses, as reflected in our current report on Form 8-K/A filed in February 2013.  We anticipate the integration of 50 Below to take approximately one year; and while the operating results attributable to the 50 Below acquisition will not be accretive to EBITDA in fiscal 2013, we do anticipate that it will be accretive to EBITDA in fiscal 2014 while we conclude the majority of integration efforts.  We further expect to substantially conclude the 50 Below integration efforts in fiscal 2014 and anticipate a return to EBITDA as a percentage of revenues in line with historical rates in fiscal 2015.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:

`	Three months ended January 31		Percent	Six months ended January 31		Percent
	2013	2012	Change	2013	2012	Change
Net cash provided by operating activities	$868	$540	60.7%	$1,377	$1,375	0.1%
Net cash used in investing activities	(1,103)	(424)	(160.1)%	(3,629)	(962)	(277.2)%
Net cash provided by (used in) financing activities	172	(282)	161.0%	1,104	(720)	253.3%
Effect of foreign currency exchange rate
changes on cash	(8)	9	(188.9)%	(12)	14	(185.7)%
Net change in cash	$(71)	$(157)	54.8%	$(1,160)	$(293)	(295.9)%
Cash at end of period	$190	$841	(77.4)%	$190	$841	(77.4)%

Net cash provided by operating activities for the three months ended January 31, 2013 was $868,000, compared with $540,000 the year before.  For the six months ended January 31, 2013, operating cash flows were $1,377,000, versus $1,375,000 the year before.  A significant portion of this increase relates to operating cash flow conservation activities implemented in order to allow the Company to fund the acquisition of 50 Below.  These cash conservation activities include paying management bonuses in stock rather than cash, managing the timing of trade vendor payments, and reducing the amount of discretionary spend items such as travel and entertainment.  These actions were necessary in order to fund the acquisition of 50 Below during the quarter.  ARI’s cash flows have historically reflected moderate seasonality, with the fiscal second quarter being the quarter in which the least amount of cash flows are generated.  The third and fourth fiscal quarters have historically generated the highest percentage of cash flows.

Cash used in investing activities was $1,103,000 and $3,629,000 for the three and six months ended January 31, 2013, respectively.  Year to date, ARI paid cash of $2,478,000 for the acquisitions of Ready2Ride and 50 Below, capitalized $818,000 of software development costs, and acquired technology equipment of $435,000. We will continue to invest cash in the business for the development of new products and upgrades to existing products.

The Company had net cash provided by financing activities of $172,000 and $1,104,000 for the three and six months ended January 31, 2013, respectively, compared to net cash used in financing activities of $282,000 and $720,000 for the same periods last year.  The Company borrowed an additional $1,000,000 of debt from Fifth Third to fund its acquisition of Ready2Ride in August 2012 and borrowed an additional $3,5000,000 for its acquisition of 50 below in November 2012.  Terms and conditions of the notes are detailed in the footnotes to the financial statements.

On March 8, 2013 our Credit Facilities were amended to waive the provisions of the Agreement that would prohibit ARI from issuing additional shares of common stock of the Company and specify how the proceeds raised from an issuance of capital securities would be used.  Under the amendment, Fifth Third consented to the issuance of equity securities by the Company and specified that the first $1.5 million received by the Company from the issuance of securities would be applied against the outstanding balance of the Senior Secured Term Note with Fifth Third.  Additionally, the amendment revised the required fixed charge coverage ratio as follows: 0.90x for the four fiscal quarter period ended January 31, 2013; 1.00x for the four fiscal quarter period ending April 30, 2013, 1.15x for the four fiscal quarter period ending July 31, 2013; and 1.20x thereafter.  See Part II, Item 5 – Other Information for additional information about the amendment to the Loan and Security Agreement with Fifth Third.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under our line of credit with Fifth Third, are sufficient to fund our operating needs over the next twelve months.   Under the terms of the Senior Secured Term Note with Fifth Third, all outstanding principal and accrued interest becomes due and payable as of December 15, 2013.  The Company expects to either amend or refinance our existing Credit Facilities prior to December 15, 2013; although there can be no assurance that this will occur.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended January 31, 2013.

Item 1A.  Risk Factors

The following discussion is intended to supplement the other risks and uncertainties described in full detail in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2012.  This discussion should be read in conjunction with and in addition to the risk factors described in the Form 10-K, and is not intended to replace or supersede any of those risk factors.

We may not be able to identify, acquire and successfully integrate acquisitions, including the recently acquired 50 Below retail division and Ready2Ride businesses.

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

The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the clients of the acquired business; (ii) the lingering effects of poor client relations or service performance by the acquired business, which also may taint our existing business; (iii) the inability to retain the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale; (v) the inability to establish, implement or monitor ARI’s existing standards, controls, procedures and policies on the acquired business; (vi) diversion of management attention; and (vii) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition.  In addition, any acquired business could perform significantly worse than expected.

As described in this report, ARI recently acquired two new businesses:  the retail division of 50 Below, which was acquired in a transaction pursuant to Sections 363 and 365 of the United States Bankruptcy Code in November 2012, and Ready2Ride, which we acquired in October 2012.  We consider the successful integration and performance of these businesses to be material to the future success of ARI as a whole.  The integration and future performance of these businesses are subject to the significant risks and uncertainties described above, and there can be no assurance that we will be able to successfully integrate these businesses to the extent and in the timeframes that we currently anticipate, or that their financial performance will ultimately meet our current expectations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On March 8, 2013, the Company entered into the Third Amendment to the Loan and Security Agreement (as amended, the “Loan and Security Agreement”).

Under the Loan Agreement Amendment, the Loan and Security Agreement was amended primarily for the following purposes:  (i) to permits an additional add-back to EBITDA (“Adjusted EBITDA”) for non-cash expenses limited to bonuses and board director fees paid in shares of the Company’s common stock, provided that any conversion of non-cash expenses into cash payments will be permitted only with the prior written of Fifth Third; (ii) to amend the definition of EBITDA to permit additional add-backs for certain transaction expenses; (iii) to amend the fixed charge coverage ratio to be calculated based on Adjusted EBITDA, rather than EBITDA and to exclude certain extraordinary gains; (iv) to amend the required fixed charge coverage ratio for the four fiscal quarter periods ending January 31, 2013 and April 30, 2013 to 0.90x and 1.00x, respectively; (v) to require delivery of the personal financial statement of Roy W. Olivier within 120 days after the end of each calendar year; (vi) to restrict the Company’s ability to enter into certain transactions without the prior written consent of Fifth Third, including, without limitation, certain change in control transactions, reclassifications, reorganizations and recapitalizations of the Company’s Common Stock or any compulsory share exchange pursuant to which any of the Company’s common stock is effectively converted into and exchanged for other securities, cash or property; and (vii) to permit the Company to use the net cash proceeds from an equity raise transaction (as described below) in excess of $1,500,000 for working capital or to prepay the outstanding principal balance under the Sifen Note.

The Loan Agreement Amendment also contains Fifth Third Bank’s consent to the Company raising additional capital by selling and issuing additional equity securities, and waivers by Fifth Third of the provisions of the Loan and Security Agreement that would otherwise have prohibited such a transaction, subject to certain terms and conditions.  Such terms and conditions include, among others, a deemed event of default under the Loan and Security Agreement in the event the Company does not raise at least $250,000 in net cash proceeds on or before May 15, 2013 or any portion of the first $1,500,000 of such net cash proceeds is not used to prepay the outstanding principal balance of the Term Loan (the “Mandatory Prepayment”); and payment of a nonrefundable fee of $100,000 in the event the Company does not raise at least $1,500,000 on or before May 15, 2013 or any portion of the such amount is not used to make the Mandatory Prepayment.  The Loan Agreement Amendment also contains other terms and conditions customary for an agreement of this nature.  The Company was required to pay a $30,000 amendment fee to Fifth Third Bank in connection with the Loan Agreement Amendment.

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

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1      Section 1350 Certification of Chief Executive Officer.

32.2      Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of March, 2013.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ Darin R. Janecek_

Darin R. Janecek

Vice President of Finance and Chief Financial Officer