Form 10-Q
period 2013-04-30
ARI NETWORK SERVICES INC /WI
filed 2013-06-11
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

YES                                                NO                        ü

As of June  4, 2013 there were  12,058,171 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2013

Item  1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)
	April 30	July 31
	2013	2012
ASSETS
Cash and cash equivalents	$1,164	$1,350
Trade receivables, less allowance for doubtful accounts of $271
and $215 at April 30, 2013 and July 31, 2012, respectively	1,440	1,187
Work in process	158	151
Prepaid expenses and other	924	766
Deferred income taxes	3,112	2,686
Total current assets	6,798	6,140
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,280	2,592
Leasehold improvements	609	584
Furniture and equipment	2,476	1,989
	5,365	5,165
Less accumulated depreciation and amortization	3,797	3,214
Net equipment and leasehold improvements	1,568	1,951
Capitalized software product costs:
Amounts capitalized for software product costs	20,842	18,247
Less accumulated amortization	16,610	15,298
Net capitalized software product costs	4,232	2,949
Deferred income taxes	3,554	2,443
Other long term assets	143	148
Other intangible assets	4,249	1,439
Goodwill	12,239	5,439
Total assets	$32,783	$20,509

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)
	(Unaudited)
	April 30	July 31
	2013	2012
LIABILITIES
Current borrowings on line of credit	$750	$-
Current portion of long-term debt	338	1,084
Current portion of contingent liabilities	363	-
Accounts payable	792	725
Deferred revenue	9,228	4,926
Accrued payroll and related liabilities	1,321	758
Accrued sales, use and income taxes	117	216
Other accrued liabilities	625	214
Current portion of capital lease obligations	-	150
Total current liabilities	13,534	8,073
Long-term debt	4,162	2,888
Long-term portion of contingent liabilities	499	-
Capital lease obligations	-	58
Other long term liabilities	238	274
Total non-current liabilities	4,899	3,220
Total liabilities	18,433	11,293

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 12,055,921 and 8,037,750 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	12	8
Additional paid-in capital	102,817	97,218
Accumulated deficit	(88,463)	(88,009)
Other accumulated comprehensive loss	(16)	(1)
Total shareholders' equity	14,350	9,216
Total liabilities and shareholders' equity	$32,783	$20,509

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2013	2012	2013	2012
Net revenue	$8,228	$5,712	$21,648	$16,623
Cost of revenue	1,885	1,378	5,014	3,765
Gross profit	6,343	4,334	16,634	12,858
Operating expenses:
Sales and marketing	2,154	1,121	4,944	3,272
Customer operations and support	1,496	800	3,974	2,496
Software development and technical support (net
of capitalized software product costs)	641	467	1,890	1,345
General and administrative	1,791	1,304	5,209	3,630
Depreciation and amortization (exclusive of amortization
of software product costs included in cost of revenue)	334	315	953	1,122
Loss on impairment of long-lived assets	420	-	420	-
Net operating expenses	6,836	4,007	17,390	11,865
Operating income (loss)	(493)	327	(756)	993
Other income (expense):
Interest expense	(197)	(40)	(534)	(161)
Loss on debt extinguishment	(682)	-	(682)	-
Gain on sale of a component of the business	64	-	64	-
Other, net	(1)	79	7	96
Total other income (expense)	(816)	39	(1,145)	(65)
Income (loss) before provision for income tax	(1,309)	366	(1,901)	928
Income tax benefit (expense)	738	(156)	1,447	(385)
Net income (loss)	$(571)	$210	$(454)	$543

Net income (loss) per common share:
Basic	$(0.05)	$0.03	$(0.05)	$0.07
Diluted	$(0.05)	$0.03	$(0.05)	$0.07

See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2013	2012	2013	2012
Net income (loss)	$(571)	$210	$(454)	$543

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	(3)	(15)	20
Total other comprehensive income (loss)	(10)	(3)	(15)	20
Comprehensive Income (loss)	$(581)	$207	$(469)	$563

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
	Nine months ended April 30
	2013	2012
Operating activities:
Net income	$(454)	$543
Adjustments to reconcile net income to net cash provided by operating activities:	-	-
Amortization of software products	1,312	1,039
Amortization of discount related to present value of earnout	(21)	(35)
Amortization of bank loan fees	265	-
Stock based interest expense	38	-
Depreciation and other amortization	953	1,122
Loss on impairment of long-lived assets	420	-
Gain on disposal of a component of the business	(64)	(70)
Loss on debt extinguishment	682	-
Provision for bad debt allowance	106	44
Deferred income taxes	(1,537)	348
Stock based compensation related to stock options and bonuses	304	110
Stock issued as contribution to 401(k) plan	-	55
Net change in assets and liabilities:
Trade receivables	(310)	(261)
Work in process	(7)	(14)
Prepaid expenses and other	(72)	(32)
Other long term assets	(207)	40
Accounts payable	66	86
Deferred revenue	(426)	(238)
Accrued payroll and related liabilities	600	(666)
Accrued sales, use and income taxes	(99)	(39)
Accrued vendor specific liabilities	-	-
Other accrued liabilities	(45)	81
Net cash provided by operating activities	$1,504	$2,113
Investing activities:
Purchase of equipment, software and leasehold improvements	(493)	(479)
Cash received from disposition of a component of the business	147	179
Cash paid for net assets related to acquisitions	(2,479)	-
Software developed for internal use	(9)	(157)
Software development costs capitalized	(1,279)	(1,205)
Net cash used in investing activities	$(4,113)	$(1,662)
Financing activities:
Borrowings (repayments) under line of credit	750	(245)
Payments on long-term debt	(8,172)	(778)
Borrowings under long-term debt	6,000	-
Payments of capital lease obligations	(208)	(107)
Payment of stock issuance fees	(451)	-
Proceeds from issuance of common stock	4,511	20
Net cash provided by (used in) financing activities	$2,430	$(1,110)
Effect of foreign currency exchange rate changes on cash	(7)	11
Net change in cash and cash equivalents	(186)	(648)
Cash and cash equivalents at beginning of period	1,350	1,134
Cash and cash equivalents at end of period	$1,164	$486
Cash paid for interest	$544	186
Cash paid for income taxes	$50	84

Noncash investing and financing activities
Accrued earn-out receivable related to disposition of a component of the business	$-	43
Issuance of common stock in connection with acquisitions	101	$-
Debt issued in connection with acquisitions	3,000	-
Accrued liabilities assumed in connection with acquisitions	4,728	-
Issuance of common stock in connection with debt retirement	300	-
Issuance of common stock warrants in connection with a securities purchase agreement	2,333	-
Issuance of common stock in connection with debt issuance and loan fees	585	-
Issuance of common stock related to payment of director compensation	176	-
Issuance of common stock related to payment of executive compensation	199	12
Contingent liabilities incurred in connection with acquisition	749	-

See accompanying notes

Notes to Unaudited Consolidated Financial Statements

1. Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or the “Company”) provides technology-enabled services that help our customers effectively and efficiently sell more whole goods, parts, garments and accessories (“PG&A”).  Our customer base of more than 22,000 dealers, 195 distributors, and 140 manufacturers utilizes ARI’s products and services to drive and manage leads, efficiently service consumers at the parts counter, and enable eCommerce sales of PG&A.  ARI’s solutions are aimed at markets with complex equipment requiring service and sold through an independent dealer channel including the outdoor power, powersports, marine, RV, automotive wheel and tire, and white goods markets.

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

We market our products primarily through software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) business models that typically contain both an annual auto-renewing subscription component as well as a variable usage-based revenue component. It is the nature of our products, along with the content and the continual management and updating of the content, which allows us to sell the majority of our products and services in a recurring revenue model.            Today, more than 90% of our revenues are recurring.

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Duluth, Minnesota; Cypress, California; Virginia Beach, Virginia; Floyds Knobs, Indiana; and Leiden, The Netherlands.

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

Significant Accounting Policies

Our accounting policies are fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2012, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2012.  There were no changes to our accounting policies during the nine months ended April 30, 2013.

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

Impairment of Long-Lived Assets

In accordance with GAAP, long-lived assets, including capitalized software product costs, property and equipment, and amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  The Company recorded  a loss on impairment of long-lived assets of $420,000 in fiscal 2013 related to amounts previously capitalized as part of an ERP implementation, a portion of which the Company did not use and is seeking an alternative solution.  There were no impairments of long-lived assets in fiscal 2012.

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

The annual amortization of software products is computed using the straight-line method over the estimated economic life of the product which currently runs from three to five years. Amortization starts when the product is available for general release to customers.  All other software development and support expenditures are charged to expense in the period incurred.

Legal Provisions

ARI may be periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and can be reasonably estimated.   We had no legal provisions for the three or nine months ended April 30, 2013 and 2012.

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and included in other long term assets on the balance sheet.  Stock issued in connection with securing debt is recorded to debt discount, reducing the carrying amount of the debt on the balance sheet.  Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

2. Basic and Diluted Net Income per Share

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution that could occur if all of the Company’s outstanding stock options and warrants that have a strike price below the market price were exercised (calculated using the treasury stock method).

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended April 30		Nine months ended April 30
	2013	2012	2013	2012

Net income (loss)	$(571)	$210	$(454)	$543

Weighted-average common shares outstanding	10,548	8,020	9,055	7,984
Effect of dilutive stock options and warrants	752	237	408	45
Diluted weighted-average common shares outstanding	11,300	8,257	9,463	8,029

Earnings (loss) per share
Basic	$(0.05)	$0.03	$(0.05)	$0.07
Diluted	$(0.05)	$0.03	$(0.05)	$0.07

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	55	328	1,258	881

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $42,000 and $67,000 for the three month periods ended April 30, 2013 and 2012, respectively, and $127,000 and $110,000 for the nine month periods ended April 30, 2013 and 2012, respectively.  There was approximately $194,000 and $283,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of April 30, 2013 and 2012, respectively.  There were no capitalized stock-based compensation costs at April 30, 2013 or July 31, 2012.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and nine month periods ended April 30, 2013 and 2012, respectively:

	Three months ended April 30		Nine months ended April 30
	2013	2012	2013	2012
Expected life (years)	n/a	10 years	10 years	10 years
Risk-free interest rate	n/a	2.0%	1.7%	2.1%
Expected volatility	n/a	126.8%	130.5%	124.5%
Expected forfeiture rate	n/a	36.9%	14.5%	22.9%
Expected dividend yield	n/a	-%	-%	-%
Weighted-average estimated
fair value of options granted
during the year	n/a	$1.45	$1.25	$1.07

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  As a result, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three and nine months ended April 30, 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 1/31/12	1,157,269	$1.38	5.59	$298,444
Granted	-	n/a	n/a	n/a
Exercised	(17,100)	0.83	n/a	n/a
Forfeited	(22,000)	0.86	n/a	n/a
Outstanding at 4/30/12	1,118,169	$1.40	5.31	$304,174
Exercisable at 4/30/12	957,702	$1.51	4.84	$175,101

Outstanding at 1/31/13	997,961	$1.41	4.72	$459,617
Granted	-	n/a	n/a	n/a
Exercised	(3,800)	0.15	n/a	n/a
Forfeited	(687)	0.92	n/a	n/a
Outstanding at 4/30/13	993,474	$1.41	4.49	$1,074,015
Exercisable at 4/30/13	918,074	$1.47	4.49	$937,800

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Granted	-	n/a	n/a	n/a
Exercised	(38,050)	0.72	n/a	n/a
Forfeited	(80,114)	1.10	n/a	n/a
Outstanding at 4/30/12	1,118,169	$1.40	5.31	$304,174
Exercisable at 4/30/12	957,702	$1.51	4.84	$175,101

Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Granted	-	n/a	n/a	n/a
Exercised	(16,600)	0.45	n/a	n/a
Forfeited	(89,695)	1.55	n/a	n/a
Outstanding at 4/30/13	993,474	$1.41	4.49	$1,074,015
Exercisable at 4/30/13	918,074	$1.47	4.49	$937,800

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 and $0.15 to $2.74 at April 30, 2013 and 2012, respectively.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/12	175,717	$0.75
Granted	-	n/a
Vested	(875)	0.77
Forfeited	(14,375)	0.83
Non-vested at 4/30/12	160,467	$0.75

Non-vested at 1/31/13	75,587	$0.68
Granted	-	n/a
Vested	-	n/a
Forfeited	(187)	0.92
Non-vested at 4/30/13	75,400	$0.68

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	181,092	$0.75
Granted	-	n/a
Vested	(1,125)	0.79
Forfeited	(19,500)	0.82
Non-vested at 4/30/12	160,467	$0.75

Non-vested at 7/31/12	78,087	$0.69
Granted	-	n/a
Vested	-	n/a
Forfeited	(2,687)	0.73
Non-vested at 4/30/13	75,400	$0.68

The weighted average remaining vesting period was .63 and .93 years at April 30, 2013 and 2012, respectively.

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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three and nine months ended April 30, 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 1/31/12	259,917	$0.94	9.65	$145,492
Granted	60,000	1.51	n/a	n/a
Exercised	(3,250)	0.66	n/a	n/a
Forfeited	(2,750)	0.68	n/a	n/a
Outstanding at 4/30/12	313,917	$1.05	9.51	$155,783
Exercisable at 4/30/12	16,688	$0.66	8.88	$14,795

Outstanding at 1/31/13	449,335	$1.17	9.11	$284,393
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(42,000)	0.80	n/a	n/a
Outstanding at 4/30/13	407,335	$1.20	8.91	$523,647
Exercisable at 4/30/13	111,210	$1.09	8.91	$156,031

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Granted	270,667	1.11	n/a	n/a
Exercised	(3,250)	0.66	n/a	n/a
Forfeited	(7,750)	0.63	n/a	n/a
Outstanding at 4/30/12	313,917	$1.05	9.51	$155,783
Exercisable at 4/30/12	16,688	$0.66	8.88	$14,795

Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Granted	145,668	1.29	n/a	n/a
Exercised	(3,000)	0.66	n/a	n/a
Forfeited	(46,000)	0.79	n/a	n/a
Outstanding at 4/30/13	407,335	$1.20	8.91	$523,647
Exercisable at 4/30/13	111,210	$1.09	8.91	$156,031

The range of exercise prices for options outstanding under the 2010 Plan was $.575 to $1.75 and $0.575 to $1.51 at April 30, 2013 and 2012, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/12	238,729	$0.97
Granted	60,000	1.51
Vested	-	n/a
Forfeited	(1,500)	0.75
Non-vested at 4/30/12	297,229	$1.08

Non-vested at 1/31/13	337,875	$1.19
Granted	-	n/a
Vested	-	n/a
Forfeited	(41,750)	0.81
Non-vested at 4/30/13	296,125	$1.25

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	32,937	$0.67
Granted	270,667	1.11
Vested	-	n/a
Forfeited	(6,375)	0.64
Non-vested at 4/30/12	297,229	$1.08

Non-vested at 7/31/12	192,707	$1.12
Granted	145,668	1.29
Vested	-	-
Forfeited	(42,250)	0.80
Non-vested at 4/30/13	296,125	$1.25

The weighted average remaining vesting period was 1.31 and 1.30 years at April 30, 2013 and 2012, respectively.

Restricted Stock

During the nine months ended April 30, 2013, the Company granted an aggregate of 276,158 shares of restricted stock to certain executive officers, directors and employees under the 2010 plan, 72,000 shares of which will vest one year from the date of grant, and the balance of which vested on the date of grant, subject to 30-day restrictions on transfer.  In addition, 18,000 shares of restricted stock were issued under the 2010 Plan as a discretionary bonus to an executive of the Company.  The shares vest as follows: 4,500 shares vested immediately; 4,500 shares vest on July 31, 2013; 4,500 shares vest on July 31, 2014; and 4,500 shares vest on July 31, 2015. No restricted shares were issued during the three and nine month periods ended April 30, 2012.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, of which 200,311 and 185,156 of the shares have been issued as of April 30, 2013 and July 31, 2012, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

4. Business Combinations

On November 28, 2012, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc. (“50 Below”), a leading provider of eCommerce websites in the powersports, automotive tire and wheel aftermarket and medical equipment industries, for a purchase price of $5,000,000 and the assumption of contracts having deferred revenue (ongoing service requirements for which ARI will not receive payment) valued in the amount of $4,642,000. The Company did not assume any outstanding debtor-in-possession financing obligation; however, the Company agreed to: (a) cover claims held by certain employees against the estate of 50 Below, subject to a cap of $17,000; and (b) release any potential claim against 50 Below for alleged infringement of ARI’s intellectual property rights.

The Company funded $1,500,000 of the purchase price through a combination of the Company’s operating cash flows and availability under its existing credit facilities, including a $900,000 earnest money payment made on October 29, 2012.  The balance of the purchase price was funded through a Secured Non-Negotiable Subordinated Promissory Note dated as of the Closing Date (the “Sifen Note”) issued to Michael D. Sifen, Inc., an affiliate of an existing shareholder of the Company, in aggregate principal amount of $3,500,000.

The following tables show the preliminary allocation of the purchase price (in thousands):

Purchase
Price
Cash	$1,500
Financed by note payable	3,500
Assumed liabilities	4,642
Purchase Price	$9,642

Purchase
Allocation
Prepaid expenses	$9
Furniture and equipment	106
Developed technology	950
Tradenames	130
Customer Relationships	2,180
Goodwill	6,267
Purchase Price Allocation	$9,642

Intangible assets include the fair value of tradenames with a useful life of 2 years and customer relationships with a useful life of 15 years.  Goodwill of $6,267,000 represents the additional benefits provided to the Company by the acquisition of 50 Below through operational synergies.  The acquisition increased the Company’s portfolio of equipment dealer websites by 230% and is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provides entry into new, high growth markets, including automotive aftermarket and durable medical equipment.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for its customers, employees and shareholders than the sum of the stand‐alone business units.  The Company expects to recognize future tax benefits related to the 50 Below goodwill of approximately $2,500,000.

The following unaudited pro forma information for the three and nine months ended April 30, 2013 reflects the historical results of both companies with pro forma adjustments as if the acquisition had occurred on August 1, 2012. The unaudited pro forma information for the three and nine months ended April 30, 2012 reflects the historical results of operations of both companies, with pro forma adjustments as if the acquisition had occurred on August 1, 2011. The unaudited pro forma combined financial information does not reflect any cost savings, operating synergies, revenue enhancements or implementation costs that the combined company may achieve as a result of the acquisition.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and 50 Below's financial position or results of operations for any future date or period.

Three months ended April 30			Nine months ended April 30
2013		2012	2013	2012
Revenue	$8,228	$7,957	$24,850	$23,095
Net income (loss)	$(571)	$(520)	$(323)	$(1,841)

Net income (loss) per common share:
Basic	$(0.05)	$(0.06)	$(0.04)	$(0.23)
Diluted	$(0.05)	$(0.06)	$(0.03)	$(0.23)

Pro forma adjustments to net income include amortization costs related to internally developed technology and intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of 50 Below and the related debt discount, and the tax effect of the historical 50 Below results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Three months ended April 30		Nine months ended April 30
	2013	2012	2013	2012
Amortization of internally developed technology	$-	$26	$35	$79
Amortization of intangible assets	-	51	68	153
Acquisition-related professional fees			(790)	-
Interest expense	-	129	172	388
Income tax benefit	-	(487)	(439)	(1,589)

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride markets aftermarket fitment data to the powersports industry, which furthers ARI’s differentiated content strategy and expands ARI’s product offerings into aftermarket PG&A.

Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000.  In addition, the Company will be required to pay (1) an estimated contingent hold back purchase price of $125,000 payable on or before August 17, 2013 (included in current portion of contingent liabilities) and $125,000 payable on or before August 17, 2014 (included in long-term portion of contingent liabilities), contingent upon the occurrence of certain customer-related events as described in the Purchase Agreement; and (2) a contingent earn-out purchase price ranging from, in aggregate,$0 to $1,500,000, with estimated payments beginning in August 2014 of $270,000, $266,000 and $267,000 based on estimated revenue on the first, second and third anniversaries of the closing of the acquisition.  The fair value of the contingent earn-out was calculated using the present value of future estimated revenue over the next three years, which was originally estimated at $500,000.  The following table shows changes in the estimated earnout payable for the nine months ended April 30, 2013 (in thousands):

Beginning Balance	$-
Fair value of earnout payable	500
Net payments	-
Imputed interest recognized	112
Ending Balance	$612

The balance of estimated earn-out payable includes $238,000 in current portion of contingent liabilities and $374,000 in long-term portion of contingent liabilities on the unaudited balance sheet at April 30, 2013, with estimated payments as follows (in thousands):

Year Ending July 31,
2013	$-
2014	270
2015	266
2016	267
Total Estimated Payments	803
Less imputed interest	(191)
Present value of Earnout	$612

The following tables show the estimated fair value and the allocation of the purchase price (in thousands):

Purchase
Price
Cash- net	$478
Assumed liabilities	419
Holdback	250
Earnout	500
Common Stock	101
Purchase Price	$1,748

Purchase
Allocation
Accounts receivable	$43
Furniture and equipment	12
Unearned revenue	(86)
Developed technology	366
Customer Relationships	880
Goodwill	533
Purchase Price Allocation	$1,748

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

5. Disposition of a Component of an Entity

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

As part of the purchase price for the AgChem EDI Business, Globalrange agreed to assume certain liabilities of ARI relating to the AgChem EDI Business, primarily consisting of unearned revenue (as defined in the Agreement).  Globalrange agreed to make quarterly earn-out payments to ARI over a four-year period following the closing date, with an initial pre-payment of $80,000.  The amounts of such earn-out payments will be determined based on collections received by Globalrange relating to the AgChem EDI Business during such period, and will be subject to a floor and cap, in accordance with the terms of the Agreement.

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

An assessment of the expected future cash flows of the Earn-out Receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve-month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain in other expense (income). The Company recorded a benefit of approximately $63,000 and $70,000 during the quarters ended April 30, 2013 and 2012, respectively.

The remaining earn-out receivable includes $92,000 in prepaid expenses and other and $64,000 in other long term assets on the unaudited balance sheet at April 30, 2013, with estimated receivables as follows:

Year Ending July 31,
2013	$31
2014	98
2015	50
Total Estimated Payments	179
Less imputed interest	(23)
Present value of Earnout	$156

The following table shows changes in the earn-out receivable during the three and nine months ended April 30, 2013 and 2012 respectively:

	Three months ended April 30		Nine months ended April 30
	2013	2012	2013	2012
Beginning Balance	$132	$228	$218	$384
Net receipts	(45)	-	(147)	(179)
Imputed interest recognized	5	12	21	35
Change in estimate	64	70	64	70
Ending Balance	$156	$310	$156	$310

6.  Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements associated with the Company’s acquisitions.  Amortizable intangible assets are composed of the following at April 30, 2013 and July 31, 2012 (in thousands):

	Customer	Trade
	Relationships	Names	Total
Net value 7/31/11	1,902	139	2,041
Amortization	(552)	(50)	(602)
Net value 7/31/12	$1,350	$89	1,439
Additions	3,060	130	3,190
Amortization	(314)	(66)	(380)
Net value 4/30/13	$4,096	$153	$4,249

Weighted average remaining useful life	11.79	1.40	11.42

The estimated amortization expense related to intangible assets for the fiscal years subsequent to April 30, 2013 is as follows (in thousands):

2013	$150
2014	587
2015	506
2016	485
2017	414
Thereafter	2,107
$4,249

7. Debt

On April 26, 2013, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of April 26, 2015 and a $4,500,000 term loan with a maturity date of April 26, 2018.  The Agreement replaced the Company’s Loan and Security Agreement with Fifth Third Bank, which is described below.

The term loan and any loans made under the revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by the Company:  (a) the one,  two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent senior leverage ratio, total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at April 30, 2013).

	Senior Leverage	Applicable Margin	Applicable Margin
Range	Ratio to 1	for Libor Loans	for Prime Rate Loans

Range 1:	>= 1.75	3.25%	1.00%
Range 2:	> 1.25 but <1.75	3.00%	0.75%
Range 3:	<= 1.25	2.75%	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on the April 26, 2015.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $112,500 commencing on August 1, 2013 through May 1, 2014; $168,750 commencing on August 1, 2014 through May 1, 2015; and $281,250 commencing on August 1, 2015 through February 1, 2018.  All remaining principal in respect of the term loan is due and payable on April 26, 2018.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $90,000.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.

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

On August 17, 2012, the Credit Facilities were amended to increase the principal amount of the Term Loan by $1,000,000, and extend the maturity date to December 15, 2014. Each of the Credit Facilities bore interest at a rate based on the one,  two,  three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0%

On November 28, 2012 the Credit Facilities were further amended to waive the provisions of the Agreement that would prohibit ARI’s acquisition of 50 Below and the financing of $3,500,000 of the acquisition with a secured subordinated promissory note in the same amount.  Under the amendment, Fifth Third consented to the acquisition of the 50 Below assets and the related transactions and provided waivers of certain provisions of the Credit Facilities, subject to certain terms and conditions.  Such terms and conditions included, among others: (i) amendments to the fixed charge coverage ratio and senior leverage ratio financial covenants; (ii) the addition of a maximum total funded debt to EBITDA ratio financial covenant; (iii) amendment of the revolving loan and term loan maturity dates from July 27, 2014 to December 15, 2013; and (iv) other customary terms and conditions.

On March 8, 2013, the Company entered into the Third Amendment to the Loan and Security Agreement.  The Third Amendment was intended for the following purposes:  (i) to amend the definition of EBITDA to permit adjustments for certain non-recurring transaction expenses and certain other non-cash expenses; (ii) to amend the required fixed charge coverage ratio for the four fiscal quarter periods ending January 31, 2013 and April 30, 2013 to 0.90 x and 1.00 x, respectively; (iii) to restrict the Company’s ability to enter into certain transactions without the prior written consent of Fifth Third, including, without limitation, certain change in control transactions, reclassifications, reorganizations and recapitalizations of the Company’s Common Stock; and (iv) to permit the Company to use the net cash proceeds from an equity raise transaction in excess of $1,500,000 for working capital or to prepay the outstanding principal balance under the Sifen Note described below.  The Loan Agreement Amendment also contained Fifth Third Bank’s consent to the Company raising additional capital by selling and issuing additional equity securities, and waivers by Fifth Third of the provisions of the Loan and Security Agreement that would otherwise have prohibited such a transaction, subject to certain terms and conditions.  All amounts owed under the Loan and

Security Agreement were paid in full as of April 30, 2013 in connection with the Company’s entry into the Agreement with SVB, as described above.

On November 28, 2012, the Company issued a Secured Non-Negotiable Subordinated Promissory Note (the “Sifen Note”) to Michael D. Sifen, Inc. (the “Holder”), an affiliate of an existing shareholder of the Company, in aggregate principal amount of $3,500,000, the proceeds of which were used to partially fund the 50 Below acquisition.  Interest accrued on the outstanding unpaid principal under the Sifen Note at a rate of 10.0% per annum.  Accrued interest only was payable quarterly commencing on February 28, 2013 and continuing until May 28, 2016, at which time all accrued interest and outstanding principal would be due and payable in full. As partial consideration for the Sifen Note, the Company issued 440,000 shares of the Company’s common stock to the Holder valued at approximately $585,000, which was recorded as a reduction to long-term debt and amortized to interest expense over the life of the note.  A portion of the outstanding balance on the Sifen Note was retired in March 2013 in connection with the Holder’s acquisition of Company common stock under the Securities Purchase
Agreement, described in Note 9, and the remaining balance on the Sifen Note was paid in full as of April 30, 2013.

The Company recognized a loss on the early extinguishment of the Sifen Note and Fifth Third Bank debt of approximately $682,000 related to unamortized deferred loan fees and debt discount.

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of April 30, 2013 and audited balance sheet as of July 31, 2012 (in thousands):

	April 30	July 31
	2013	2012
Notes payable principal	$4,500	$3,972
Less current maturities	(338)	(1,084)
Notes payable - non-current	$4,162	$2,888

8. Income Taxes

The unaudited provision for income taxes for the three and nine months ended April 30, 2013 and 2012 is composed of the following (in thousands):

	Three months ended April 30		Nine months ended April 30
	2013	2012	2013	2012
Current:
Federal	$(28)	$(8)	$(49)	$(8)
State	(6)	(13)	(42)	(35)
Change in valuation allowance	388	-	1,328	21
Deferred, net	385	(135)	210	(363)
Income tax benefit (expense)	$738	$(156)	$1,447	$(385)

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

As of April 30, 2013, after deducting year to date taxable income, the Company had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $7,994,000 and $5,377,000, respectively, which expire as follows:

Year ended July 31, *	Federal	State
2013 Ɨ	$158	$1,558
2014	-	482
2015	-	3,258
2019	843	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$7,994	$5,377

                                                                                                                        * Years not shown have no amounts that expire.

                                                                                                                        Ɨ  Reduced for current year to date taxable income.

An assessment is generally performed semi-annually of the likelihood that our net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Income. We performed an evaluation of the realizability of our deferred tax assets in both the second and third quarter of fiscal 2013 due to the expiration of a large portion of net operating loss carryforwards at the end of fiscal 2013.

The Company recorded a benefit related to a net change in estimate on our valuation allowance of approximately $388,000, or $0.04 and $0.03 per basic and diluted share during the three months ended April 30, 2013, and $1,328,000, or $0.15 and $0.14 per basic and diluted share, during the nine months ended April 30, 2013, compared to $0 and $21,000, or $0.00 per basic and diluted share, during the three months ended April 30, 2013 and 2012, respectively, as a result of our semi-annual evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.  The gain recognized in fiscal 2013 was primarily due to the estimated increase in future taxable income related to the growth in our business and operational synergies as a result of the two acquisitions in fiscal 2013.    Our remaining valuation allowance against deferred tax assets was approximately $305,000 at April 30, 2013, which primarily relates to state NOLs expected to expire in fiscal 2013 through 2015.

9.   Stockholders’ Equity

On March 12, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) whereby the Company agreed to sell and the Purchasers agreed to purchase (1) an aggregate of 3,200,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an amount equal to a per share purchase price of $1.50, and (2) warrants (the “Warrants”) to purchase an aggregate of 1,066,667 shares of Common Stock (the “Warrant Shares”).  The Warrants, which were issued pursuant to Common Stock Purchase Warrant agreements dated March 15, 2013 (the “Warrant Agreements”), were exercisable immediately upon issuance, (with certain exceptions,) at an exercise price of $2.00 per share and will expire on March 15, 2018.  In addition to such issuances, on March 15, 2013, the Company issued a warrant to purchase in the aggregate 64,000 shares of Common Stock to Ascendiant and the Ascendiant Affiliate, valued at $132,000 on the same terms as the Warrant Agreements described above pursuant to the terms of the Company’s placement agency arrangement with Ascendiant.

The warrants had a fair market value of $2,200,000, valued using the Black-Scholes model with the following assumptions:

Expected life (years)	5 years
Risk-free interest rate	2.0%
Expected volatility	132.2%
Expected forfeiture rate	20.3%
Expected dividend yield	-%

In connection with the transaction, the Company received gross cash proceeds of $4,500,000 and retirement of $300,000 of indebtedness under the Sifen Note.  The transactions contemplated by the Purchase Agreement, including the issuance of the Shares and the Warrants, were completed on March 15, 2013.

10. Shareholder Rights Plan

On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believes is fair to all shareholders.  Under the Shareholder Rights Plan adopted by the Board of Directors, as amended, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned.  These Rights trade in tandem with the common stock until and unless they are triggered.  Except as permitted pursuant to amendments to the Shareholder Rights Plan from time to time, should a person or group acquire more than 10% of ARI’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would give the rest of the shareholders the ability to purchase additional stock of ARI at a substantial discount.  The Rights will expire on August 18, 2013, and can be redeemed by the Company for $0.01 per Right at any time prior to a person or group becoming a 10% shareholder.

On March 12, 2013, the Company amended the Rights Agreement, and thereby also amended the related preferred share purchase rights.  The amendment provided that Michael D. Sifen, Inc.  will not become an “Acquiring Person,” as defined in the Rights Agreement, in connection with its acquisition of shares of the common stock and the Warrants pursuant to the Purchase Agreement, described above, and for so long as Michael D. Sifen, Inc. and its affiliates do not acquire an additional 1.0% of the Company’s outstanding shares, and confirms that no rights were triggered under other provisions of the Rights Agreement in connection with the transactions described herein.

On April 25, 2013, the Company further amended the Rights Agreement to provide that certain institutional investors in ARI’s common stock will not become “Acquiring Persons,” as defined in the Rights Agreement, so long as such institutional investors are not the Beneficial Owner, as defined in the Rights Agreement, of a percentage of the common stock then outstanding in excess of 19.99%.  Neither amendment was in response to any takeover proposal for ARI.

11. Business Segments

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

The Company evaluates the performance of and allocates resources to each of the segments based on their operating results.  Unaudited information concerning our operating business segments is as follows for the periods indicated (in thousands):

	Three months ended April 30, 2013
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$8,044	$184	$-		$8,228
Revenue - intercompany	64	6	(70)	1	-
Cost of revenue	1,856	99	(70)	1	1,885
Operating expense	6,702	134	-		6,836
Interest expense	197	27	(27)	2	197
Other expense (income)	593	(1)	27	2	619
Income (loss) before provision for income taxes	$(1,240)	$(69)	$-		$(1,309)

	Nine months ended April 30, 2013
	United States	Netherlands	Eliminations		Consolidated
Revenue - external customers	$21,115	$533	$-		$21,648
Revenue - intercompany	189	20	(209)	1	-
Cost of revenue	4,930	293	(209)	1	5,014
Operating expense	16,973	417	-		17,390
Interest expense	534	80	(80)	2	534
Other expense (income)	532	(1)	80	2	611
Income (loss) before provision for income taxes	$(1,665)	$(236)	$-		$(1,901)

	As of April 30, 2013
	United States	Netherlands	Eliminations		Consolidated

Total assets	$34,495	$136	$(1,848)	3	$32,783

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition, including, without limitation, the section entitled “Fiscal 2013 Rest of Year and Fiscal 2014 Outlook”, should be read together with our unaudited consolidated financial statements for the three and nine months ended April 30, 2013 and 2012, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in our annual report on Form 10-K for the year ended July 31, 2012, on Form 10-Q for the quarter ended January 31, 2013, in Part II, Item 1A of our quarterly report, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview of Business

ARI provides technology-enabled services that help our customers effectively and efficiently sell more whole goods, parts, garments and accessories (“PG&A”).  Our customer base of more than 22,000 dealers, 195 distributors, and 140 manufacturers utilize ARI’s products and services to drive and manage leads, efficiently service customers at the parts counter, and enable eCommerce sales of PG&A.  ARI’s solutions are aimed at markets with complex equipment requiring service and sold through an independent dealer channel, including the outdoor power, powersports, marine, RV, automotive wheel and tire, and white goods markets.  We believe that we have a first or second place market share position in each of our core vertical markets.

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

We market our products primarily through software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) business models that typically contain both an annual auto-renewing subscription component as well as a variable usage-based revenue component. It is the nature of our products, along with the content and the continual management and updating of the content, which allows us to sell the majority of our products and services in a recurring revenue model.            Today, more than 90% of our revenues are recurring (we refer to these as “recurring revenues”, or “RR”). We define recurring revenue as products and services that are SaaS or DaaS-based and renewable, including license fees, maintenance fees, catalog subscription fees and hosting fees. The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve-month terms.  This provides us with advance visibility into our future revenues and opportunities to sell additional services to our customers. Our recurring revenue model also emphasizes the importance of maintaining a low rate of customer churn, one of the key drivers of any recurring revenue, subscription-based business.

Our Solutions

Our solutions, which are designed to enable our dealer, distributor, and manufacturer customers to increase the efficiency of their parts and service counter operations and sell more whole goods, PG&A, are centered around three core offerings: (i) electronic catalogs; (ii) eCommerce-enabled websites; and (iii) lead generation and management.

Electronic Catalogs

Our electronic catalog solutions, which include our PartSmart®, PartSmart Web™, PartStream™, AccessoryStream™, and AccessorySmart™ products, leverage our industry-leading content database to allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment.  We believe that our catalog solution is the fastest and most efficient in the market, as it allows multi-line dealers to quickly access data for any of the brands serviced from within the software, allowing the dealer’s parts and service operations to more quickly sell to and service its customers. This drives online sales, increases sales within the dealership, and improves customer satisfaction.

We market our eCatalog solutions through our inside sales team and “test drives” (dealer trials), and eCatalog revenues are generated through recurring SaaS, DaaS, software license, and catalog subscriptions, as well as non-recurring software customization fees.  We derived 42% of our revenues from our electronic catalog services in the three months ended April 30, 2013, and 48% of our revenues in the nine months ended April 30, 2013.  Of these revenues approximately 96% were recurring revenues.

We believe that our library of electronic content, which is essentially the “engine” that drives most of our products, is the broadest and deepest content database in the vertical markets we serve. This library not only serves as a significant barrier to entry for potential new competitors, but also helps to maintain the low customer churn rates we enjoy.  ARI, through our acquisition of Ready2Ride, is the first to offer aftermarket fitment data to our dealers in the powersports industry, and we have exclusive electronic data arrangements with several of the largest outdoor power equipment manufacturers.

Website Solutions

Our eCommerce enabled website solutions, which are tailored to the vertical markets we serve, provide our dealer customers with a web presence that serves as a platform for driving leads and eCommerce sales.  The sites allow consumers to obtain information about the dealership and its product lines and purchase OEM or aftermarket PG&A 24 hours a day, 7 days a week. We also offer a mobile solution that allows a dealer’s website to be fully functional on smart mobile phones. With the November 2012 acquisition of 50 Below, websites have become ARI’s largest source of revenue.  We currently host and maintain more than 5,500 websites for dealers in the outdoor power, powersports, automotive wheel and tire aftermarket, marine and RV markets.

We market our websites through our inside sales team, who will provide live demos as part of the sales process.  Websites generate revenues through recurring SaaS subscriptions, variable transaction fees for all eCommerce sales generated by the websites, and non-recurring setup and customization professional service fees.  Website services accounted for 50% of revenues for the three months ended April 30, 2013 and 40% for the nine months ended April 30, 2013.  Of these revenues approximately 95% were recurring revenues.  We expect website revenue to become an even bigger percentage of our overall revenues, as 100% of 50 Below revenues are from websites and website revenue growth is expected to outpace growth from the eCatalog business.

Lead Management Solution

Our lead management solution, Footsteps, is designed to allow our customers to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues. Footsteps connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product provides a complete database of customers and prospects, and manages the dealer to customer relationship from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.

We market our lead management solution through our outside sales team and by providing free trial versions of the product.  Once a customer has experienced the free trial version of the product our inside sales team attempts to upsell the customer into a premium version of the product.  Our lead management product generates revenues through SaaS subscription fees and through variable usage-based fees for email campaigns performed through the software.  We derived approximately 4% of our revenues from Footsteps in the three and nine months ended April 30, 2013, 83% of which was recurring.

Lead Generation Service

Our lead generation service, SearchEngineSmart, is designed to drive additional traffic to dealers’ websites through optimization of the dealers’ paid search engine marketing campaigns, which include optimization for results in our dealers’ local areas.  These services are typically sold as three-month service agreements, which do not auto-renew.  Accordingly, we classify revenue from this service as non-recurring.  We derived 3% of our revenues from lead generation services in the three months ended April 30, 2013 and 4% of our revenues in the nine months ended April 30, 2013.  Lead generation services revenue is all non-recurring.

Other Services

We also offer a suite of complementary solutions, which include software and website customization services, website hosting, and document transfer and communication services. On a combined basis, these other services accounted for 2% of revenue in the three months ended April 30, 2013 and 5% in the nine months ended April 30, 2013.  The percentage of revenues from these other services that are recurring will vary from period to period based on the amount of revenues generated from non-recurring custom project work performed.

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

We believe that execution of the following strategic foundations will enable us to achieve the growth and profitability needed to drive long-term sustainable value for our shareholders.  These strategic foundations are primarily centered on enhancing the value proposition to our customers, which will lead to additional revenues through pricing actions, product and feature upsells, and reduced customer churn rates.

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

During the nine months ended April 30, 2013, recurring revenues increased 37.4% compared to the same period last year, much of which was driven by the acquired 50 Below and Ready2Ride businesses. Organic recurring revenues (excluding 50 Below and Ready2Ride) grew 3.2% for the nine months ended April 30, 2013, compared to the same period last year.  At the product level, website recurring revenues, our largest source of revenue, grew by 11.3%, while catalog and lead management recurring revenues remained relatively flat year over year.  The continued increase in recurring revenues resulted from improvements in customer churn rates, which is discussed below, but was also driven by progress we made with respect to our organic growth strategy, which includes the following critical objectives:

•

Develop and deploy innovative new solutions. We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality in our existing products.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD. We recently released a major upgrade to our website platform used by automotive tire and wheel dealers that supports the unique needs of these dealers and dramatically improves the overall usability and effectiveness of the websites, including upgrades to the mobile shopping and purchase experience, streamlined quote and service requests, and introduced new tire and wheel comparison shopping and packaging. In the nine months of fiscal 2013, we released numerous new product features and upgrades, including the rollout of our new AccessorySmartTM aftermarket parts lookup solution, a first of its kind in the powersports industry.  In addition to AccessorySmart, we launched a website add-on that allows powersports dealers with a 50 Below website to post their inventory on Craigslist, eBay and Facebook.

•

Enter new markets.  As we continue to increase our share in the markets we currently share, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates.  With the acquisition of 50 Below, we entered two new markets:  the automotive wheel and tire aftermarket and the durable medical goods market.  50 Below currently enjoys a leading share of the automotive wheel and tire aftermarket with more than 2,000 dealer websites.  We estimate that the total market approximates 18,000 dealers and further, that there are more than 80,000 aftermarket automotive dealers.  This represents a market larger than all of ARI’s other verticals combined.  While it is a relatively new market to both 50 Below and to ARI, we estimate that the durable medical goods market is comprised of more than 25,000 potential customers.  We recently hired dedicated resources designed to expedite our growth into this market.

•

Expand geographically. Currently, only a small percentage of our revenues are generated from international operations.  Global expansion will require not only new electronic parts content aimed at the international markets, but will also require changes to our existing products and infrastructure that will allow us to efficiently sell into these markets without having “boots on the ground.”  We have an internal resource dedicated to obtaining new international content and to date, we expanded our content offerings in the international outdoor power market and have begun to establish numerous relationships with OEMs in China and Europe. We have also begun to upgrade our product roadmaps to allow us to rapidly deploy our products in these markets in a scalable and efficient manner.

•

Differentiate our content. We believe that we have the largest library of whole goods and PG&A content data in the vertical markets we serve.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term growth we desire.   We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.  Our August 2012 acquisition of Ready2Ride expanded our content library to include aftermarket fitment data for the powersports industry, which is the only content of its type available electronically.  We have already leveraged this content in our new AccessorySmart product, which was previously discussed.

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve sustained double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn (the rate at which existing customers exit) is one of the most important metrics we track and manage.  We have experienced marked improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.

In fiscal 2012, our rate of customer churn improved by 19% over fiscal 2011 and we have seen further improvement thus far in fiscal 2013.  For the nine months ended April 30, 2013, overall churn rates improved nearly 13.9% compared to the same period last year.

Lead the market with open integration to related platforms

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between the systems, saving our customers valuable time and eliminating redundant data entry.  We currently have integration capabilities with over 90 DMS’s (we refer to these relationships as “Compass Partners”) and we continue to seek other strategic alliances that can be integrated with our product and service offerings. In March 2013, ARI signed a multi-year reseller agreement with the number one DMS provider in the automotive, heavy truck, and powersports markets, whose network includes more than 25,000 dealers across the world. During the first half of fiscal 2013, ARI announced an integration of its WebSiteSmartTM product with CycleTrader.com, one of the top classified sites for the buying and selling of new and used motorcycles.  This integration will allow ARI dealer customers to synchronize their inventory between their ARI website and CycleTrader.com.

Successfully execute acquisitions that align with our core strategy

Historically, acquisitions have been a significant driver of ARI’s growth.  A summary of our most recent acquisitions follows:

Acquisition	Date		Strategy
OC-Net, Inc.	January 2007	▪	New website product
Info Access	July 2008	▪	Market-leading entrance into white goods market
Channel Blade Technologies	April 2009	▪	Market-leading entrance into marine and RV markets
		▪	New lead management product, Footsteps™
Ready2Ride, Inc.	August 2012	▪	First to market aftermarket fitment data for the
Powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into automotive wheel and tire aftermarket
and medical equipment industries
		▪	New award-winning website product

Although we believe organic growth will be the primary driver of our business for the foreseeable future, we will continue to evaluate acquisitions that are in alignment with our core strategy.

Summary of Operating Results

There have been four major strategic events that have occurred during fiscal 2013, all of which have had a significant impact, both positive and negative, on our year to date financial results.  Each of these events, and their relative impact on our operating results, is discussed below.

Acquisition of Ready2Ride.  In August 2012 we acquired the assets of Ready2Ride, the leading and first-to-market provider of aftermarket fitment data for the power sports industry.  This acquisition furthered our strategy to differentiate our content from that of our competitors.  Since the acquisition, we have leveraged the aftermarket fitment data and introduced a new award-winning solution, AccessorySmart, an electronic aftermarket parts lookup solution, a first-of-its-kind product in the power sports industry.  For the three and nine months ended April 30, 2013, Ready2Ride generated revenues of $179,000 and $460,000, respectively, and operating losses of $60,000 and $256,000, respectively.  The operating losses are the result of acquisition related legal and professional fees as well as costs associated with the recently introduced AccessorySmart product.  We expect the Ready2Ride operations to begin to generate profits as we enter fiscal 2014 and as revenues from the new product ramp up.

Acquisition of 50 Below.  In November 2012, we acquired the assets of the retail division of 50 Below Sales and Marketing out of a bankruptcy proceeding pursuant to Sections 363 and 365 of the United States Bankruptcy Code.  50 Below was a leading provider of website solutions to dealers in the power sports, automotive wheel and tire aftermarket and durable medical equipment industries.  This acquisition more than doubled the size of ARI’s website business and made websites the Company’s largest source of revenue.  It also provided entry into two new high growth markets, namely automotive wheel and tire aftermarket and durable medical equipment.

For the three and nine months ended April 30, 2013 the 50 Below operations generated revenues of $2,665,000 and $4,334,000, respectively.  Although for the nine months ended April 30, 2013, 50 Below generated operating losses of $631,000, the operation generated an operating profit of $139,000 for the three months ended April 30, 2013.  The year to date losses stem primarily from non-recurring legal and professional fees incurred as part of the acquisition totaling approximately $800,000, as well as acquisition and integration related travel costs and ongoing integration activities.  We anticipate that 50 Below will remain profitable and that profitability will continue to increase as we continue to integrate the two acquisitions.

As a result of these two acquisitions, total revenues increased 44.0% or $2,516,000 for the three-month period ended April 30, 2013, compared to the same period last year.  For the nine months ended April 30, 2013, total revenue increased 30.2% or $5,025,000, compared to the same period last year.  Furthermore, the percentage of our revenues that is recurring increased to 93.0% during the quarter ended April 30, 2013.  For the three months ended April 30, 2013, we incurred an operating loss of $73,000, versus operating income of $327,000 for the same period last year, and for the nine months ended April 30, 2013 we incurred an operating loss of $336,000, versus operating income of $993,000 for the same period last year.  These losses resulted from the acquisition-related legal, professional fees and travel expense incurred as part of the acquisitions of Ready2Ride and 50 Below, which totaled approximately $975,000 year to date.

Private Placement.  On March 15, 2013, the Company sold in a private placement to certain accredited and institutional investors: (i) 3,200,000 shares of its common stock for an amount equal to $1.50 per share and (ii) warrants to purchase 1,066,667 shares of common stock at an exercise price of $2.00 per share.  In connection with the transaction, the Company received gross cash proceeds of $4,500,000 and retirement of $300,000 of indebtedness.  Subsequent to the Ready2Ride and 50 Below acquisition, ARI had long-term debt outstanding of nearly $8,000,000 (exclusive of related debt discounts) and a debt to equity ratio in excess of 75%.  This debt included a $3,500,000 note with a shareholder, incurred in order to acquire 50 Below.  The note bore interest at a rate of 10% per annum, increasing to 14% beginning in year 2.  The proceeds from the private placement were primarily utilized to pay down a large portion of this outstanding debt.

Silicon Valley Bank Relationship.    On April 25, 2013 the Company announced it entered into a new banking relationship with Silicon Valley Bank, a leading provider of banking services to technology companies.  The new credit facilities include a $4,500,000 term note and a $3,000,000 revolving credit facility.  The credit facilities were designed to help support ARI’s growth strategies and allow the Company to continue to make strategic investments to further that growth. The proceeds from the new credit facility were used to pay down the remaining outstanding balances under the Company’s prior credit facilities and on the shareholder note described above, as well as to fund operations, namely the legal and professional fees incurred with the 50 Below acquisition.

At the time ARI issued the $3,500,000 shareholder note in connection with the 50 Below acquisition, the Company also issued to the shareholder 440,000 shares of common stock valued at $585,000.  In accordance with generally accepted accounting principles, this amount was recorded as a debt discount, which was being amortized over the term of the loan.  The early retirement of this high-interest note with a portion of the proceeds of the private placement and Silicon Valley Bank transactions resulted in a non-cash loss on debt extinguishment of $682,000, which is included as an other expense item on the Consolidated Statement of Income for the three and nine months ended April 30, 2013.

We incurred pre-tax losses of $1,309,000 during the quarter, versus pre-tax income of $366,000 last year, and for the nine months ended April 30, 2013 we incurred pre-tax losses of $1,901,000, versus pre-tax income of $993,000 last year.  The pre-tax losses were the result of the acquisition related costs noted above, as well as increased interest expenses, the $682,000 non-cash loss on debt extinguishment previously described, and a $420,000 non-cash loss on impairment of long-lived assets.  For the quarter we recorded a tax benefit of $738,000, versus tax expense of $156,000 last year and for the nine months ended April 30, 2013 we recorded a tax benefit of $1,447,000, versus a tax expense of $385,000 last year.

We recorded a net loss for the three months ended April 30, 2013 of $571,000, or $0.05 per share, versus net income of $210,000, or $0.03 per share last year.  For the nine months ended April 30, 2013 we recorded a net loss of $454,000, or $0.05 per share, versus net income of $543,000, or $0.07 per share last year.

Revenue

The following table summarizes our recurring and non-recurring revenue by major product category:

	Three months ended April 30		Percent	Nine months ended April 30		Percent
	2013	2012	Change	2013	2012	Change
Catalog
Recurring revenue	$3,358	$3,206	4.7%	$10,007	$9,451	5.9%
Non-recurring revenue	137	154	(11.0)%	381	610	(37.5)%
Total catalog revenue	3,495	3,360	4.0%	10,388	10,061	3.3%
Percent of revenue recurring	96.1%	95.4%		96.3%	93.9%
Website
Recurring revenue	3,956	1,219	224.5%	8,161	3,437	137.4%
Non-recurring revenue	143	232	(38.4)%	572	656	(12.8)%
Total website revenue	4,099	1,451	182.5%	8,733	4,093	113.4%
Percent of revenue recurring	96.5%	84.0%		93.5%	84.0%
Lead management
Recurring revenue	219	216	1.4%	642	641	0.2%
Non-recurring revenue	37	34	8.8%	127	128	(0.8)%
Total lead management revenue	256	250	2.4%	769	769	-%
Percent of revenue recurring	85.5%	86.4%		83.5%	83.4%
Lead generation
Recurring revenue	-	-	-%	-	-	-%
Non-recurring revenue	211	365	(42.2)%	794	818	(2.9)%
Total lead generationrevenue	211	365	(42.2)%	794	818	(2.9)%
Percent of revenue recurring	-%	-%		-%	-%
Other
Recurring revenue	120	138	(13.0)%	382	439	(13.0)%
Non-recurring revenue	47	148	(68.2)%	582	443	31.4%
Total catalog revenue	167	286	(41.6)%	964	882	9.3%
Percent of revenue recurring	71.9%	48.3%		39.6%	49.8%
Total
Recurring revenue	7,653	4,779	60.1%	19,192	13,968	37.4%
Non-recurring revenue	575	933	(38.4)%	2,456	2,655	(7.5)%
Total revenue	$8,228	$5,712	44.0%	$21,648	$16,623	30.2%
Percent of revenue recurring	93.0%	83.7%		88.7%	84.0%

Total revenue increased 44.0% or $2,516,000 for the three months ended April 30, 2013, compared to the same period last year.  Recurring revenue increased 60.1% or $2,874,000 for the three months ended April 30, 2013, compared to the same period last year.  For the nine months ended April 30, 2013, total revenues increased $5,025,000, or 30.2%, and recurring revenues increased $5,224,000, or 37.4%.  The overall increase in revenue is attributed primarily to the two acquisitions.  For the quarter ended April 30, 2013, revenues included in our results of operations attributable to 50 Below and Ready2Ride were $2,665,000 and $178,000, respectively, and for the nine months ended April 30, 2013, revenues attributable to 50 Below and Ready2Ride were $4,334,000 and $459,000, respectively.

Pro forma revenue reported in Note 4 – Business Combinations, assuming the 50 Below business was acquired at the beginning of the periods presented, grew $1,755,000 or 7.6% for the nine months ended April 30, 2013, compared to the same period last year.  This increase is attributed to a continued decline in the Company’s rate of customer churn, which has collectively led to continued growth in recurring revenue.  For the nine months ended April 30, 2013, our customer churn rates improved by nearly 14% over the same period last year.

Catalog

Catalog revenue is generated from catalog subscriptions, software license fees, license renewal fees, software maintenance and support fees and professional services related to data conversion.   Revenue from the acquired Ready2Ride business is included in Catalog revenue.  Catalog revenue increased $135,000 or 4.0% or for the three months ended April 30, 2013, compared to the same period last year, and increased $327,000 or 3.3% for the nine months ended April 30, 2013, which is primarily attributable to the Ready2Ride acquisition.

Catalog recurring revenue increased $152,000 or 4.7% and $556,000 or 5.9% for the three and nine month periods ended April 30, 2013, respectively. Catalog has historically been ARI’s largest source of revenue, but also the slowest growth revenue source.  We expect organic catalog revenue growth to accelerate for the remainder of fiscal 2013 and fiscal 2014 as a result of the recently released new AccessorySmart product at the 2013 Dealer Expo in Indianapolis.  AccessorySmart, a fitment-powered aftermarket parts, garments, and accessories lookup solution, is the first-of–its-kind in the powersports industry and recently won a “Nifty 50 Award” by Powersports Business.

We experienced a decline in the non-recurring portion of catalog revenues.  Non-recurring revenues will fluctuate from quarter to quarter and from year to year due to the timing of software customization projects.

Website

Website revenue is generated from one-time set-up fees and recurring subscription fees on our website products, as well as transaction fees from customers’ online sales generated via the websites.  Website revenue increased $2,648,000 or 182.5% for the three month period ended April 30, 2013, compared to the same period last year.  For the nine months ended April 30, 2013 website revenue increased $4,640,000 or 113.4%.  This increase is primarily attributable to the addition of revenues from 50 Below, which generated revenues of $4,334,000 since the acquisition.

On an annualized basis, we anticipate that the acquisition of the acquired 50 Below business will more than double the size of ARI’s website business and will make websites ARI’s largest source of revenue going forward.

Lead Management

Lead management revenue is generated from one-time set-up fees and recurring subscription fees for the use of the Company’s Footstepsä products.  Revenue from lead management products for the three and nine months ended April 30, 2013 was $256,000 and $769,000, respectively, consistent with the same periods last year.

Lead Generation

Lead generation revenue is realized from the sale of the Company’s SearchEngineSmartä (“SES”) service and is non-recurring.   Revenue from the Company’s lead generation services decreased $154,000 or 42.2% for the three months ended April 30, 2013 and $24,000 or 2.9% for the nine months ended April 30, 2013, compared to the same periods last year.  The decline in revenue is primarily attributable to a change in our pricing structure, removing both the advertising revenue and cost, which is now billed through the third party provider.  Revenue from the Company’s lead generation services does not directly contribute to MRR growth, but contributes to MRR growth in the lead management and website services.

Other Revenue

Other revenue primarily consists of professional services related to software customization, website hosting fees, and revenue generated from other products that are ancillary to our three core offerings.  Other revenue decreased $119,000 or 41.6% for the three months ended April 30, 2013 and increased $82,000 or 9.3% for the nine months ended April 30, 2013, compared to the same periods last year.  The decline in current quarter other revenue is primarily due to a reversal of professional fees revenue, which was recognized in previous quarters.  Management anticipates that other revenue will fluctuate based on the timing of professional fees related to software customization.

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

The table below breaks out cost of revenue into each of these three categories:

	Three months ended April 30				Nine months ended April 30
		% of		% of		% of		% of
	2013	Revenue	2012	Revenue	2013	Revenue	2012	Revenue

Net revenues	$8,228		$5,712		$21,648		$16,623
Cost of revenues:
Amortization of capitalized software costs	451	5.5%	354	6.2%	1,311	6.1%	1,039	6.3%
Direct labor	728	8.8%	405	7.1%	1,742	8.0%	1,177	7.1%
Other direct costs	706	8.6%	619	10.8%	1,961	9.1%	1,549	9.3%
Total cost of revenues	1,885	22.9%	1,378	24.1%	5,014	23.2%	3,765	22.6%
Gross profit	$6,343	77.1%	$4,334	75.9%	$16,634	76.8%	$12,858	77.4%

Gross profit was $6,343,000 or 77.1% of revenue for the three months ended April 30, 2013, compared to $4,334,000 or 75.9% of revenue for the same period last year.  For the nine months ended April 30, 2013 gross profit was $16,634,000 or 76.8% of revenue compared to $12,858,000 or 77.4% of revenue for the same period last year.  This decline in gross profit margin was primarily attributed to: (i) an increase in catalog publishing costs related to our expanded accessory catalog offerings; (ii) a decrease in the margin on professional services revenue due to a refund given for a customization project which was terminated; and (iii) an increase in lead management software amortization related to Footsteps upgrades designed to spur future revenue growth for this product.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold, but expects its gross margins to improve over time as we focus our sales efforts on the higher margin, recurring revenue products.

The following table summarizes our gross profit and gross margin percentage by major product category:

	Three months ended April 30		Percent	Nine months ended April 30		Percent
	2013	2012	Change	2013	2012	Change
Catalog
Revenue	$3,495	$3,360	4.0%	$10,388	$10,061	3.3%
Cost of revenue	556	470	18.3	1,530	1,441	6.2%
Gross profit	2,939	2,890	1.7	8,858	8,620	2.8%
Gross margin percentage	84.1%	86.0%		85.3%	85.7%
Website
Revenue	4,099	1,451	182.5	8,733	4,093	113.4%
Cost of revenue	727	332	119.0	1,630	1,028	58.6%
Gross profit	3,372	1,119	201.3	7,103	3,065	131.7%
Gross margin percentage	82.3%	77.1%		81.3%	74.9%
Lead management
Revenue	256	250	2.4	769	769	-%
Cost of revenue	174	148	17.6	531	382	39.0%
Gross profit	82	102	(19.6)	238	387	(38.5)%
Gross margin percentage	32.0%	40.8%		30.9%	50.3%
Lead generation
Revenue	211	365	(42.2)	794	818	(2.9)%
Cost of revenue	172	360	(52.2)	676	714	(5.3)%
Gross profit	39	5	680.0	118	104	13.5%
Gross margin percentage	18.5%	1.4%		14.9%	12.7%
Other
Revenue	167	286	(41.6)	964	882	9.3%
Cost of revenue	256	68	276.5	647	200	223.5%
Gross profit	(89)	218	(140.8)	317	682	(53.5)%
Gross margin percentage	(53.3)%	76.2%		32.9%	77.3%
Total
Revenue	8,228	5,712	44.0	21,648	16,623	30.2%
Cost of revenue	1,885	1,378	36.8	5,014	3,765	33.2%
Gross profit	$6,343	$4,334	46.4	$16,634	$12,858	29.4%
Gross margin percentage	77.1%	75.9%		76.8%	77.4%

Catalog

Catalog gross profit margins decreased from 86.0% for the three months ended April 30, 2012 to 84.1% for the three months ended April 30, 2013 and from 85.7% for the nine months ended April 30, 2012 to 85.3% for the nine months ended April 30, 2013 due to increased publishing costs as we expanded our accessory catalog offerings. Catalog margins are expected to gradually improve over time as the new AccessorySmart product ramps up.

Website

Website gross profit margin increased from 77.1% for the three months ended April 30, 2012 to 82.3% for the same period this year.  For the nine months ended April 30, 2013, website gross profit margin was 81.3%, compared to 74.9% for the same period last year. The Company expects to see website gross margins to continue to improve as recurring revenues increase and customer churn rates continue to decline.

Lead Management

Lead management gross profit margin decreased from 40.8% for the three months ended April 30, 2012 to 32.0% for the same period this year.  For the nine months ended April 30, 2013, lead management gross profit margin was 30.9%, compared to 50.3% for the same period last year. The decline in gross profit margin is due to an increase in software amortization related to Footsteps enhancements that are designed to spur future growth of this product.

Lead Generation

Lead generation gross profit margin increased from 1.4% for the three months ended April 30, 2012 to 18.5% for the three months ended April 30, 2013 and from 12.7% for the nine months ended April 30, 2012 to 14.9% for the same period this year.  The increase in gross margin is primarily attributable to a change in our go to market strategy.   Previously, ARI purchased ad words from the search engine providers on behalf of our customers.  The costs associated with the ad words were passed through to the customer and these costs were recorded as both revenue and cost of sales.  Currently, our lead generation customers purchase ad words directly from the search engine providers and we charge the customer only for services provided by ARI.  This was done as part of our strategic plan to improve gross margins, which we expect to continue to improve for the remainder of fiscal 2013 and fiscal 2014.

Other Revenue

Gross profit margin on other revenue declined for the three and nine months ended April 30, 2013, compared to the same periods last year primarily due to a decrease in the margin on professional services revenue due to a refund given for a customization project which was terminated in the third quarter of fiscal 2013.  The Company expects fluctuations in gross margin on other revenue, depending on the mix of products and services sold.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category:

	Three months ended April 30
		Percent of		Percent of	Percent
	2013	Revenue	2012	Revenue	Change
Sales and marketing	$2,154	26.2%	$1,121	19.6%	92.1%
Customer operations and support	1,496	18.2%	800	14.0%	87.0%
Software development and technical support	641	7.8%	467	8.2%	37.3%
General and administrative	1,791	21.8%	1,304	22.8%	37.3%
Depreciation and amortization (1)	334	4.1%	315	5.5%	6.0%
Loss on impairment of long-lived assets	420	5.1%	-	-%	-%
Net operating expenses	$6,836	83.1%	$4,007	70.2%	70.6%

	Nine months ended April 30
		Percent of		Percent of	Percent
	2013	Revenue	2012	Revenue	Change
Sales and marketing	$4,944	22.8%	$3,272	19.7%	51.1%
Customer operations and support	3,974	18.4%	2,496	15.0%	59.2%
Software development and technical support	1,890	8.7%	1,345	8.1%	40.5%
General and administrative	5,209	24.1%	3,630	21.8%	43.5%
Depreciation and amortization (1)	953	4.4%	1,122	6.7%	(15.1)%
Loss on impairment of long-lived assets	420	5.1%	-	-%	-%
Net operating expenses	$17,390	80.3%	$11,865	71.4%	46.6%

(1)	Exclusive of amortization of software products of $452, $354, $1,312 and $1,039 for the three and nine months ended April 30, 2013 and 2012, respectively, which are included in cost of revenue.

Net operating expenses increased $2,829,000 or 70.6% and $5,525,000 or 46.6% for the three and nine months ended April 30, 2013, compared to the same periods last year.  The increase in operating expenses was primarily due to the acquisitions of Ready2Ride and 50 Below.  Excluding the acquisitions, ARI’s comparable operating expenses would have increased $598,000 or 14.9% for the quarter and 876,000 or 7.4% year to date.

For the three and nine months ended April 30, 2013, operating expenses of $2,078,000 and $4,143,000, respectively, were attributable to the 50 Below business.  Year to date, approximately $790,000 were acquisition-related legal and professional fees.  Over the same periods, operating expenses of $152,000 and $503,000, respectively, were attributable to the Ready2Ride business.  Year to date, approximately $50,000 were acquisition-related legal and professional fees.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance. Marketing programs consist of lead generation and direct marketing, advertising, events and meeting costs, public relations, brand building and product management activities. Sales and marketing expenses increased $1,033,000 or 92.1% for the three months ended April 30, 2013, compared to the same period last year, and increased $1,672,000 or 51.1% for the nine months ended April 30, 2013, compared to the prior year period. Excluding expenses related to 50 Below and Ready2Ride, sales and marketing expenses increased 4.2% and 2.0% for the three and nine months ended April 30, 2013, respectively.

Customer Operations and Support

Customer operations and support expenses are composed of our customer hosting operations, software maintenance agreements for our core network, and personnel and related costs for operations and support employees.  Customer operations and support costs increased $696,000 or 87.0% for the three months ended April 30, 2013, compared to the same period last year, and increased $1,478,000 or 59.2% for the nine months ended April 30, 2013, compared to the prior year period. Excluding expenses related to 50 Below and Ready2Ride, customer operations and support expenses increased 21.0% and 16.9% for the three and nine months ended April 30, 2013, respectively.  This increase is consistent with our strategy to continue to improve our customer churn rates, and relates to additional expenses incurred for our customer renewal team and our call center and support operations.

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

The table below summarizes our internal software development and technical support spending:

	Three months ended April 30		Percent	Nine months ended April 30		Percent
	2013	2012	Change	2013	2012	Change

Total software development and technical support costs	$1,833	$1,280	43.2%	$4,909	$3,862	27.1%
Less: amount capitalized as software development	(464)	(408)	13.7%	(1,277)	(1,340)	(4.7)%
Less: direct labor classified as cost of revenues	(728)	(405)	79.8%	(1,742)	(1,177)	48.0%
Net software development and technical support
costs classified as operating expenses	$641	$467	37.3%	$1,890	$1,345	40.5%

The Company increased total software development and technical support costs by $553,000 or 43.2% for the three months ended April 30, 2013, and by $1,047,000 or 27.1% for the nine months ended April 30, 2013, compared to the same periods last year.  Net software development and technical support costs increased $174,00 or 37.3% for the three months ended April 30, 2013 and $545,000 or 40.5% for the nine months ended April 30, 2013, compared to the same periods last year, primarily due to the development costs of 50 Below and Ready2Ride.  Excluding expenses related to 50 Below and Ready2Ride, software development and technical support costs increased 11.1% and 14.5% for the three and nine months ended April 30, 2013, respectively.

During the third quarter of fiscal 2013, the Company capitalized $464,000 of software development labor and overhead, versus $408,000 for the same period last year.  Year to date through April 30, 2013, we capitalized $1,277,000, versus $1,340,000 for the same period last year.  The amount of software development costs capitalized will fluctuate from period to period based on the amount of time spent by our internal product management and development staffs on capitalizable activities, as defined by GAAP.  The increase in the third quarter of fiscal 2013, compared to the prior year, was primarily due to the development of a major upgrade to our website platform used by automotive tire and wheel dealers.  The year to date decline in fiscal 2013 relates to integration activities in the first half of the year from our two most recent acquisitions, as time spent on these activities is not capitalized.  Generally, we expect the amount of software development costs capitalized to increase as the business grows, which is consistent with our strategy to release new products, create enhancements to existing products, offer expanded data content and deliver superior services and technical support to our customers.

General and Administrative

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.  General and administrative costs increased $487,000 or 37.3% for the three months ended April 30, 2013, compared to the same period last year, and increased $1,579,000 or 43.5% for the nine months ended April 30, 2013, compared to the prior year period.  This increase primarily relates to the acquisitions of 50 Below and Ready2Ride.  Excluding expenses attributable to the 50 Below and Ready2Ride businesses, a large portion of which are acquisition-related legal and professional fees, general and administrative expenses declined 5.4% for the three months ended April 30, 2013 and increased 6.3% for the nine months ended April 30, 2013, compared with the same periods in the prior year.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation on long-lived assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software assets are a component of cost of revenue.  Depreciation and amortization expense increased $19,000 for the three months ended April 30, 2013 due to the amortization of intangible assets from the two acquisitions and decreased $169,000 for the nine months ended April 30, 2013, compared to the same periods last year as intangible assets related to an earlier acquisition have become fully amortized and older technology related to our infrastructure is getting replaced by newer cloud-based technology which is classified in general and administrative expense.

Loss on Impairment of Long-Lived Assets

During the quarter ended April 30, 2013, we recorded a loss of $420,000 on the impairment of long-lived assets related to the development of an internal ERP system.  The Company intends to invest in a new solution in fiscal 2014.

Interest Expense

Interest expense for the three months ended April 30, 2013 was $197,000, compared with $40,000 last year, and for the nine months ended April 30, 2013, interest expense was $534,000, versus $161,000 last year.  The increase in interest expense is due to the additional debt incurred in fiscal 2013 to fund the acquisitions of 50 Below and Ready2Ride.  Interest expense also includes the amortization of debt discount related to stock issued as a cost of funding debt and the imputed discount related to the estimated Ready2Ride contingent earn-out liability.

Loss on Debt Extinguishment

In April, 2013, we refinanced our debt under more favorable interest and payment terms.  As a result of the early extinguishment of debt, we recorded a loss of $682,000 related to unamortized debt discount for stock issued as a cost of acquiring the debt and unamortized deferred loan fees.

Gain on the Sale of a Component of the Business

The Company recorded a benefit of approximately $64,000 and $70,000 during the quarters ended April 30, 2013 and 2012, respectively, related to an assessment of the expected future cash flows of the Globalrange Earn-out Receivable, which is performed annually in the third fiscal quarter based on historical receipts over the previous twelve-month period.

Other Income (Expense)

Other income (expense) consists of foreign currency exchange rate gains and losses, interest income and other gains or losses.

Income Taxes

The Company has net deferred tax assets of $6,666,000, primarily consisting of net operating loss carryforwards and temporary book to tax differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  This does not represent a current cash obligation, as we continue to have net operating loss carryforwards to offset taxable income.

We recorded an income tax benefit of $738,000 and $1,447,000 for the three and nine months ended April 30, 2013, compared to income tax expense of $156,000 and $385,000 for the same periods last year.  In fiscal 2013, we recognized a tax benefit of $1,328,000 for a change in our estimated valuation allowance due to the estimated increase in future taxable income related to the growth in our business and operational synergies as a result of the two acquisitions in fiscal 2013. In addition, there was a change in net deferred tax assets due to permanent differences for a true up related to incentive stock option expense and losses related to the Netherlands operation.

In fiscal 2012, we recognized a tax benefit of $21,000 for a change in our estimated valuation allowance due to improved earnings.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

Fiscal 2013 Rest of Year and Fiscal 2014 Outlook

As previously discussed, the closing and integration of our two acquisitions, as well as the private placement and debt refinancing, has had a significant impact on fiscal 2013 year to date earnings.  The discussion below is intended to provide certain facts and historical information that would allow a reader to make an independent determination of ARI’s expected results of operations for the remainder of fiscal 2013 and fiscal 2014.

Revenues

As previously discussed, ARI's business is primarily comprised of eCatalog and website solutions. The eCatalog category includes all of our electronic catalog products including both in-store and eCommerce offerings.  This category also includes revenues from AccessorySmartTM, our newly launched aftermarket accessory product that we expect to aggressively grow over the next few years.  Year to date the eCatalog business accounted for $10,388,000, or 48% of total revenue, a 3.3% growth rate over the same period last year.  Our eCatalog business has historically grown at low single digit growth rates.  As our new AccessorySmartTM product gains traction in the market, we expect our eCatalog growth rate to increase, but to remain in the single digits.  eCatalog gross margin is down slightly in fiscal 2013 as a result of the AccessorySmartTM product ramp up activities.  We expect the gross margins of the eCatalog business to fall back in line with our historically reported numbers as the revenues from this new product grow.

ARI's website business now provides website hosting and maintenance to more than 5,500 dealers in the outdoor power, powersports, automotive wheel and tire aftermarket, marine & RV, medical equipment, and pool & spa industries.  With the acquisition of 50 Below, websites have become the Company’s largest source of revenue.  For the quarter ended April 30, 2013, website revenues were $4,099,000, a 182% increase over the same period last year and for the nine months ended April 30, 2013, website revenues were $8.733,000, an 84% increase over the same period last year.

Fiscal 2013 year to date website revenues include $4,334,000 generated from the 50 Below operations for the five months since the acquisition.  On a pro forma combined basis, which assumes that the 50 Below acquisition occurred on August 1, 2013, total website revenues were $11,935,000 for the nine months ended April 30, 2013, which represents a 12.3% increase over pro forma revenue from the same period last year.   We believe our website business is now a $16.0 million business on a combined annual basis and expect this business to continue to grow at double digit rates.

Our remaining businesses include lead generation, lead management, and professional services fees for custom projects.  During the three months ended April 30, 2013, these businesses generated combined revenues of $634,000, or 8% of total revenues, versus $901,000 last year. During the nine months ended April 30, 2013, these businesses generated combined revenues of $2,527,000, representing 12% of total revenues, consistent with the same period last year.  Much of these revenues, which include our SearchEngineSmartTM lead generation service and large-scale custom software projects, are non-recurring in nature.  We expect revenues from these businesses to decline over time, both in terms of absolute dollars and percentage of total revenue, as we continue to focus on our core recurring revenue businesses.

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

The following table is a reconciliation of EBITDA for the periods indicated (in thousands):

	Three months ended April 30		Nine months ended April 30		Twelve months ended July 31
	2013	2012	2013	2012	2012	2011
Net income	$(571)	$210	$(454)	$543	$1,055	$2,443
Interest	197	40	534	161	235	790
Amortization included in cost of sales	452	354	1,312	1,039	1,420	1,127
Depreciation and amortization	334	315	953	1,122	1,414	1,688
Loss on debt extinguishment	682	-	682	-	-	-
Loss on impairment of long-lived assets	420	-	420	-	-	-
Income taxes	(738)	156	(1,447)	385	227	(1,017)
EBITDA	$776	$1,075	$2,000	$3,250	$4,351	$5,031

Revenue	$8,228	$5,712	$21,648	$16,623	$22,494	$21,334
EBITDA as a % of revenue	9.4%	18.8%	9.2%	19.6%	19.3%	23.6%

EBITDA as a percentage of revenues was 19.3% and 23.6% for the fiscal years ended July 31, 2012 and 2011, respectively. The fiscal 2012 decline resulted from strategic investments in investor relations, customer retention and satisfaction, and an enterprise-wide CRM system, a portion of which were one-time costs.  The results of operations attributable to the acquired 50 Below and Ready2Ride businesses will not be accretive to EBITDA in fiscal 2013, but we do expect the acquisitions to be accretive in fiscal 2014, much like our results in fiscal 2010 and 2011 following our acquisition of Channel Blade Technologies in April 2009.

In the two years leading up to the Channel Blade acquisition, Channel Blade recorded operating losses of approximately $2,500,000 and $900,000. We acquired Channel Blade in April 2009, toward the end of our 2009 fiscal year.  We spent most of fiscal 2010 integrating the Channel Blade operations.  In fiscal 2011, the first year of a fully integrated operation, ARI achieved record EBITDA.  The recent 50 Below acquisition is similar in many respects to the Channel Blade acquisition of 2009.  In the two years leading up to the acquisition, 50 Below recorded significant operating losses, as reflected in our current report on Form 8-K/A filed in February 2013.  We anticipate the integration of 50 Below to take approximately one year; and while the operating results attributable to the 50 Below acquisition will not be accretive to EBITDA in fiscal 2013, we do anticipate that it will be accretive to EBITDA in fiscal 2014 while we conclude the majority of integration efforts.  We further expect to substantially conclude the 50 Below integration efforts in fiscal 2014 and anticipate a return to EBITDA as a percentage of revenues in line with historical rates in fiscal 2015.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from the Company’s financial statements:

`	Three months ended April 30		Nine months ended April 30
	2013	2012	2013	2012
Net cash provided by operating activities	$127	$738	$1,504	$2,113
Net cash used in investing activities	(484)	(700)	(4,113)	(1,662)
Net cash provided by (used in) financing
activities	1,326	(390)	2,430	(1,110)
Effect of foreign currency exchange rate
changes on cash	5	(3)	(7)	11
Net change in cash	$974	$(355)	$(186)	$(648)
Cash at end of period	$1,164	$486	$1,164	$486

Net cash provided by operating activities for the three months ended April 30, 2013 was $127,000, compared with $738,000  for the same period last year.  For the nine months ended April 30, 2013, operating cash flows were $1,504,000, versus $2,113,000 for the same period last year.  The decrease in cash from operations is primarily due to acquisition related legal and professional fees as well as integration costs of the 50 Below and Ready2Ride acquisitions.  We expect cash from operations to improve for the remainder of fiscal 2013 and fiscal 2014.

Cash used in investing activities was $484,000 and $4,113,000 for the three and nine months ended April 30, 2013, compared to $700,000 and $1,662,000 for the same periods last year.  Year to date, ARI paid cash of $2,479,000 for the acquisitions of Ready2Ride and 50 Below, capitalized $1,288,000 of software development costs, and acquired technology equipment of $493,000. We will continue to invest cash in the business for the development of new products and upgrades to existing products.

The Company had net cash provided by financing activities of $1,326,000 and $2,430,000 for the three and nine months ended April 30, 2013, respectively, compared to net cash used in financing activities of $390,000 and $1,110,000 for the same periods last year.  The Company borrowed an additional $1,000,000 of debt from Fifth Third, under its previous credit facilities, to fund its acquisition of Ready2Ride in August 2012 and borrowed an additional $3,500,000 from an affiliate of a shareholder for its acquisition of 50 below in November 2012.  The Company paid off $4,300,000 of debt with the proceeds from a $4,800,000 equity offering and the remaining debt was refinanced in April 2013 under more favorable payment terms. Terms and conditions of the Company’s indebtedness are detailed in the footnotes to the financial statements in Part I, Item 1 of this report.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under our line of credit with SVB, are sufficient to fund our operating needs over the next twelve months.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended April 30, 2013.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in full detail in Amendment No. 2 of our registration statement on Form S-1/A filed May 21, 2013.  There have been no significant changes to the risks described in our registration statement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item was provided in the Company’s current report on Form 8-K filed with the SEC on March 18, 2013.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

4.1        Form of Common Stock Purchase Warrant dated March 15, 2013, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2013.

4.2        First Amendment to Secured Non-Negotiable Subordinated Promissory Note dated as of March 15, 2013, between ARI Network Services, Inc. and Michael D. Sifen, Inc.,             incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2013.

10.1       Form of Securities Purchase Agreement dated March 12, 2013, between ARI Network Services, Inc. and the Purchasers identified therein, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2013.

10.2       Form of Registration Rights Agreement dated as of March 12, 2013, among ARI        Network Services, Inc., the Ascendiant Affiliate and each of the several Purchasers signatory thereto, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2013.

10.3       Third Amendment to Rights Agreement, incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2013.

10.4       Loan and Security Agreement dated as of April 26, 2013 among Silicon Valley Bank, ARI Network Services, Inc. and Project Viking II Acquisition, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2013.

10.5       Fourth Amendment to Rights Agreement between ARI Network Services, Inc. and American Stock Transfer & Trust Company, LLC, dated as of April 25, 2013, incorporated by reference to the Company’s Current Report on Form 8-K filed on April             29, 2013.

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1      Section 1350 Certification of Chief Executive Officer.

32.2      Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of June, 2013.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ Darin R. Janecek_

Darin R. Janecek

Vice President of Finance and Chief Financial Officer