Form 10-K
period 2013-07-31
ARI NETWORK SERVICES INC /WI
filed 2013-10-29
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Yes       No   ü

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on January 31, 2013 as reported on the OTC Bulletin Board, was $11,000,000.

As of October 19, 2013, there were 12,996,588 shares of the registrant’s shares outstanding.

ARI Network Services, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2013

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

PART I

Item 1. Business

Overview

ARI Network Services, Inc. (“ARI”) creates award-winning software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) solutions that help equipment manufacturers, distributors and dealers in selected vertical markets Sell More Stuff!TM – online and in-store.  We remove the complexity of selling and servicing new and used inventory, parts, garments and accessories (“PG&A”) for customers in the automotive tire and wheel (“ATW”), powersports, outdoor power equipment (“OPE”), durable medical equipment (“DME”), marine, RV and white goods industries. Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 469,000 models from over 1,400 manufacturers.  Our customers include nearly all of the largest manufacturers and distributors in each of the vertical markets we serve, and we estimate that more than 22,000 equipment dealers, 195 distributors and 140 manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff! TM.

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

Our Solutions

Our SaaS and DaaS solutions include: (i) eCommerce-enabled websites, which provide a web presence for dealers and serve as a platform for driving leads and eCommerce sales; (ii) eCatalogs, which drive sales of inventory and PG&A both online and within the dealership; and (iii) lead management software designed to increase sales for dealers through more efficient management and improved closure of leads.  Our solutions also improve our customers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both which serve to significantly improve a customer’s overall experience with the dealer.

Our SaaS and DaaS solutions are sold through our internal sales force and are comprised primarily of recurring hosting, license and eCatalog subscriptions.  Customers typically sign annual, auto-renewing contracts.  Today, more than 90% of our revenues are recurring.

In addition to our award-winning SaaS and DaaS solutions, ARI offers a suite of complementary products and services designed to supplement our three primary offerings in order to help our customers Sell More Stuff!

Web Platform Solutions

Our eCommerce-enabled websites provide consumers with information about a dealership and its product lines and allow consumers to obtain information on whole goods and purchase PG&A through the dealers’ website 24 hours a day, 7 days a week.  Our website solutions are tailored to each of the vertical markets we serve and tightly integrated with our electronic library of inventory and PG&A content.  We also offer a mobile solution that allows dealers’ websites to be fully functional on smart mobile phones.

Websites are sold through our inside sales teams, which are aligned by vertical market.  The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). We typically charge a nominal, one-time set-

up fee to develop a new dealer website.  Recurring fees charged for websites include a monthly hosting fee and a percentage of all online sales.  Our websites are typically sold under one year, auto-renewing contracts.  We currently host and maintain more than 5,500 websites for dealers in all of our vertical markets.  In fiscal 2013, websites accounted for 43% of our total revenue.  Subsequent to the November 2012 acquisition of the retail division of 50 Below Sales and Marketing (“50 Below”), which will be discussed in further detail below, websites became ARI’s largest source of revenue and accounted for more than 52% of total revenue in the fiscal 2013 fourth quarter.

eCatalog Platform Solutions

Our eCatalog solutions, which encompass our PartSmart®, PartSmart Web™ and PartStream™ products, leverage our industry-leading library of electronic whole goods and PG&A content to allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment.  We believe that our eCatalog solution is the fastest and most efficient in the market, as it allows multi-line dealers to quickly access data for any of the brands serviced from within the same software, allowing the dealer’s parts and service operations to more quickly service and sell to their customers. Our eCatalog solutions include:

PartSmart®, our CD-based electronic parts catalog, is used by dealers worldwide in the OPE, powersports, marine and agricultural equipment industries to increase productivity by significantly reducing parts lookup time.  Our PartSmart® software allows multi-line dealers to look up parts and service information for all manufacturer product lines that the dealer carries, and integrates with more than 90 of the leading dealer business management systems.  We also provide a version of our PartSmart® product to the appliance industry, known as PartSmart® IPL.

PartSmart Web™, a SaaS solution, is used by distributors and manufacturers to provide their dealers with access to parts and pricing information via the Internet.

PartStream™, a SaaS solution, is a modular, consumer-focused illustrated parts lookup application that integrates with existing dealer and distributor websites and shopping carts and allows consumers to quickly identify the desired part, add the part to their electronic shopping cart and check out.  It leverages ARI’s parts content, delivering it to PartStream™ users on demand from ARI servers.

AccessorySmartTM,  a SaaS solution, is the only aftermarket PG&A lookup product of its kind, providing access to more than 500,000 SKUs from more than 1,400 powersports aftermarket manufacturers.  AccessorySmart provides parts and service counter personnel a one-stop resource to look up products, cost and availability for all of the leading aftermarket PG&A distributors.  AccessorySmart significantly decreases the time it takes to look up PG&A information and availability, allowing dealers to service and sell more stuff to customers on a given day.  This product is powered by the fitment data we acquired with the assets of Ready2Ride, Inc. (“Ready2Ride”) in August 2012.

We derived approximately 46% of our revenues from our eCatalog solutions in fiscal 2013.  Our eCatalog products are sold through our dedicated internal sales team, and fees charged include a recurring license fee, subscription fees for subscribed catalogs, and in some cases, page view fees.

Lead Management Product

Our award-winning SaaS solution, Footsteps™, is designed to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues for our customers. Footsteps™ connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product is used as a complete database of customers and prospects, and manages the dealer-to-customer relationship, from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.   We derived approximately 4% of our revenues from Footsteps™ in fiscal 2013.

Other Solutions

We also offer a suite of complementary solutions, which include search engine marketing, software and website customization services, website hosting, and document transfer and communication services. On a combined basis, these other services accounted for approximately 7% of fiscal 2013 revenues.

Growth Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions that help our customers, in selected vertical markets, efficiently and effectively sell and service more whole goods and PG&A – in other words, to Sell More Stuff!   We aim to grow revenues at a double-digit rate and to grow earnings faster than revenues through scalability.  We will provide our solutions to dealers, distributors, manufacturers, service providers, and consumers in vertical markets where the finished goods are complex equipment requiring service and are primarily sold through an independent dealer channel.  We believe this strategy will drive increased value to our shareholders, employees, and customers.

We also believe the execution of the following strategic pillars will enable us to achieve the growth and profitability needed to drive long-term sustainable value for our shareholders.  These strategic foundations are primarily centered on enhancing the value proposition to our customers, which will lead to additional revenues through pricing actions, product and feature upsells, and reduced customer churn rates, and expansion by leveraging our core competencies in new markets where appropriate. Although each of these strategic pillars is a long-term foundation for growth, within each one we have established near-term goals, as discussed below.

Drive organic growth through innovative new solutions, differentiated content, entering new markets and expanding geographically

As a subscription-based, recurring revenue (“RR”) business, the most important drivers of future growth are increasing the level of our RR and reducing the rate of our customer churn.  We define RR as revenue from products and services which are subscription-based and renewable, including license fees, maintenance fees, catalog subscription fees and hosting fees, and we define churn as the percentage of RR that does not renew.  In fiscal 2013 our RR increased 44.3% over last year and the percentage of our total revenues that were RR increased to 89.7% from 83.2% in fiscal 2012.  Our overall churn rate decreased from 13.4% in fiscal 2012 to 12.8% in fiscal 2013, as we continue to near our goal of sub-10%, or single digit, churn.

•

Develop and deploy innovative new solutions.  We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products and we continued to increase our investment in our research and development team during fiscal 2013.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.

In fiscal 2013 we released a number of new features, upgrades and products including the following:

1.

We released AccessorySmart, an aftermarket parts lookup solution powered by the aftermarket fitment data published by our recent acquisition, Ready2Ride.  AccessorySmart, a first-of-its-kind solution in the powersports industry, is designed to significantly decrease the time it takes dealers to look up PG&A information and availability, allowing dealers to service and sell more customers on a given day.

2.

We released a major upgrade to our web platform used by ATW dealers that supports the unique needs of these dealers and significantly improves the overall effectiveness of the websites.  The upgrade includes an improved mobile shopping and purchase experience, streamlined quote and service requests, and a new tire and wheel comparison shopping feature set.

3.	We launched a web platform add-on that allows powersports dealers with a 50 Below website to post their inventory on craigslist, eBay, and Facebook.
•

Differentiate our content.  We believe we have the largest library of whole goods and PG&A content in the vertical markets we serve.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term growth we desire.   We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.  Our August 2012 acquisition of Ready2Ride expanded our content library to include aftermarket fitment data for the powersports industry, which is the only content of its type available electronically.  We have already leveraged this content in our new AccessorySmartTM product, which was previously discussed.

•

Enter new markets.  ARI currently maintains a significant share of the OPE and white goods markets.  Accordingly, we anticipate low single-digit growth in these markets.  The acquisition of 50 Below more than doubled our website business and catapulted the Company into one of the leaders in the powersports industry.  Although we anticipate continued growth in this market, we expect that growth to slow from its historical rates.  As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates.  The acquisition of 50 Below also provided ARI entrance into two new potentially high-growth markets – ATW and DME.  ARI currently enjoys a leading share of the ATW market with more than 2,000 dealer websites.  We estimate that the total market approximates 18,000 dealers and further, the broader automotive aftermarket comprises nearly 80,000 dealers, more than all of our other markets combined.  We intend to continue to invest heavily in this market, including seeking opportunities to leverage our products and services in the broader automotive aftermarket.

50 Below was one of the first website providers to service the DME.  We estimate that this market comprises nearly 25,000 dealers, and believe the market to be in its infancy with respect to eCommerce.  We recently invested in dedicated resources designed to expedite our growth in this market.

Ready2Ride was the first to market with electronic aftermarket fitment data for the power sports industry. We estimate that the availability of this data almost doubles the size of our addressable market in the powersports industry.  In February 2013 we launched our new AccessorySmartTM product.  AccessorySmart is the only aftermarket PG&A lookup solution of its kind, providing access to more than 500,000 SKUs from more than 1,400 aftermarket manufacturers.  AccessorySmart provides parts and service counter personnel a one-stop resource to look up products, cost and availability for all of the leading aftermarket PG&A distributors.  AccessorySmart significantly decreases the time it takes to look up PG&A information and availability, allowing dealers to service and sell more customers on a given day.  We plan to leverage our aftermarket publishing experience and product capabilities in our other vertical markets where the market will support it.

•

Expand geographically.  Although we maintain relationships with dealers throughout the world, we have very low penetration into international markets.  Growing our international business will require us to secure and publish electronic content from OEMs outside the U.S. and make changes to our existing products that will allow us to rapidly deploy these products in a scalable and efficient manner and without the need to have “boots on the ground” in those countries.

To this end we have a business development resource solely dedicated to obtaining new international content and to date, we have expanded our content offerings in the international OPE market and begun to establish relationships with OEMs in China and Europe. Also, we have upgraded our product roadmaps to allow us to rapidly deploy our products in these markets as discussed above.

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve sustained double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn is one of the most important metrics we track and manage.  We have experienced marked improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.  In fiscal 2013, our overall rate of customer churn improved to 12.8% from 13.4% in fiscal 2012.

Lead the market with open integration to related platforms

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry.  We currently have integration capabilities with over 90 DMS’s (we refer to these relationships as “Compass Partners”) and we continue to seek other strategic alliances that can be integrated with our product and service offerings. In March 2013, ARI signed a multi-year reseller agreement with the number one DMS provider in the automotive, heavy truck, and powersports markets, whose network includes more than 25,000 dealers across the world. During the first half of fiscal 2013, ARI announced an integration of its WebSiteSmartTM product with CycleTrader.com, one of the top classified sites for the buying and selling of new and used motorcycles.  This integration will allow ARI dealer customers to synchronize their inventory between their ARI website and CycleTrader.com.

Successfully execute acquisitions that align with our core strategy

Since 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that align with our strategy. Since the program’s inception until the end of fiscal 2013, we closed twelve acquisitions.  A summary of some of our most recent acquisitions is as follows:

Acquisition	Date		Strategy
OC-Net, Inc.	January 2007	▪	New website platform
Info Access	July 2008	▪	Market-leading entrance into white goods market
Channel Blade Technologies	April 2009	▪	Market-leading entrance into marine and RV markets
		▪	New lead management product, Footsteps™
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the
powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and DME industries
		▪	New award-winning website platform

All of these acquisitions, with the exception of 50 Below, have been fully integrated into our operations.  We continue to integrate the 50 Below operations into ARI and anticipate 50 Below’s operations to be fully integrated into ARI in the first half of fiscal 2014.  Our two fiscal 2013 acquisitions, Ready2Ride and 50 Below, will be discussed in detail below.

Our Competitive Strengths

Market Leader in Core Verticals

We believe that we are one of the leaders in each of our core vertical markets and also believe we are the market leader in the OPE, marine, and appliance markets.  We now manage more than 5,500 dealer websites, and our direct relationships with approximately 22,000 dealers, 140 manufacturers, and 195 distributors allow us to cost-effectively leverage our published catalog content into a large and diversified customer base and to launch new product enhancements and technology-enabled solutions to this customer base.

Breadth and Depth of Published Content

The breadth and depth of our catalog content, as well as our ability to enhance and efficiently publish manufacturers’ PG&A data as it becomes available, provides ARI with a critical competitive advantage and represents a high barrier to entry for potential new competitors.  Our eCatalog content enables multi-line dealers to easily access catalog content for multiple manufacturers using a single software platform.  This advantage, which saves our customers significant time, provides "stickiness" to our catalog customer base that allows us to efficiently and cost effectively nurture our existing customers while devoting resources to develop new products and services, enabling us to grow our overall customer base as well as ARPD.

Recurring Revenue Model

As of the fourth quarter of fiscal 2013, more than 90% of our revenue is subscription-based and RR.  The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve month terms.  This provides us with advanced visibility into our future revenues and opportunities to sell additional services to our customers. Our RR model also emphasizes the importance of maintaining a low rate of customer churn, one of the key financial drivers of any SaaS business.  We closely monitor customer churn and the reasons we may lose customers so that we can take action on those reasons that are within our control in order to reduce churn rates in the future.

Our RR model, when combined with low rates of customer churn, significantly reduces the cost to maintain and nurture our customer base.  This in turn frees up resources to enhance our existing products and work toward new revenue-generating product innovations.  Additionally, a substantial portion of our eCatalog business is focused on our customers’ service and repair operations.  This allows our revenues to remain strong even in a down economy, as consumers tend to repair their equipment rather than buy new equipment, during challenging economic times.

Suite of Products Covers Entire Sales and Service Cycle

Our suite of dealer products and services and eCommerce capabilities enhance our customers' front office operations by covering the entire sales cycle, from lead generation and lead management to sales of PG&A to the consumer, both in-store and online, and our eCatalog products allow dealers to efficiently service and repair equipment.

We believe that our competitive advantages will enable us to compete effectively and sustainably in our core markets, although given the current pace of technological change, it is possible that as yet unidentified competitors could emerge, existing competitors could merge and/or obtain additional capital, thereby making them more formidable, or new technologies could come on-stream and potentially threaten our position.

Our Markets and the Challenges We Face

Competition for our products and services varies by product and by vertical market. We believe that no single competitor today competes with us on every product and service in each of our industry verticals. In eCatalogs, we compete primarily with Snap-on Business Solutions, which designs and delivers eCatalogs, accessory sales tools, and manufacturer network development services, primarily to the automotive, powersports, OPE, construction, agriculture and mining markets. In addition, there are a variety of smaller companies focused on one or two specific industries.

In lead management, websites and eCommerce, our primary competitor is PowerSports Network, owned by Dominion Enterprises.  We also compete with ADP in the powersports, marine and RV markets, and with Net Driven in the ATW market. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than use our proven industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future.  We believe we maintain a competitive advantage in our core vertical markets given the breadth and integration of our published catalog content into our lead management and website products.

Several of the markets we serve, including powersports, marine, and RV, are closely aligned with the state of the economy, given the "luxury" nature of the products in those verticals.  Our customer churn rates have improved in these markets the past several fiscal years.  However, future economic downturns could have a significant impact on our business as a downturn could lead to an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  It is also important to note that the effects of a difficult economic environment may be somewhat softened, relative to other product and service providers to the markets, by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our published parts content provided to customers via our catalog parts lookup products and our website products.

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

Employees

As of July 31, 2013, we had 270 employees.  Of these, 83 are involved in customer operations and support, 92 are in sales and marketing, 72 are engaged in maintaining or developing software and providing software customization services and 23 are involved in general and administration functions.  None of these employees is represented by a union.

Fiscal Year

ARI’s fiscal year ends on July 31st.  Any references throughout this document to “2013” or “fiscal 2013” and “2012” or “fiscal 2012” refer to the fiscal years ended July 31, 2013 and 2012, respectively.  Also note that the reference to the word “fiscal” has been removed from all tables throughout this document.

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive officers as of October 18, 2013.  The officers serve at the discretion of the Board of Directors.

Name	Age	Capacity Served

Roy W. Olivier	54	President, Chief Executive Officer and Director
Darin R. Janecek	45	Vice President of Finance, Chief Financial Officer, Secretary and Treasurer
Marvin A. Berg	38	Vice President, Operations

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

Darin R. Janecek

Mr. Janecek was appointed Vice President of Finance and Chief Financial Officer of ARI in December 2010, after having served as Vice President of Finance and Director of Finance since joining the Company in May 2009.  Mr. Janecek also serves as Treasurer and Corporate Secretary.  Prior to joining ARI, Mr. Janecek served in various mergers and acquisitions, corporate strategy and analysis roles at Johnson Controls, Inc. in Milwaukee, Wisconsin, and Crowe Horwath LLP, FTI Consulting, and CNA Insurance in Chicago, Illinois.  Prior to that, he served in several corporate accounting roles in the manufacturing and health care industries.  Mr. Janecek began his career in 1991 as an auditor with Deloitte & Touche LLP.  Mr. Janecek is a certified public accountant and earned a Master of Business Administration from Loyola University, Chicago, and a B.A. in Accounting from the University of Wisconsin - Milwaukee.

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

Robert A. Ostermann

Mr. Ostermann was appointed Chief Technology Officer of ARI in August 2012, after having served as Executive Director of Technology since November 2011 and prior to that Director of Product Engineering since joining the Company in June 2008. Prior to joining ARI, Mr. Ostermann served in various technology management and development roles at Parcel Pro Inc. in Torrance, California and The California Breath Clinics in Los Angeles, California from 2003-2008. Prior to that, he was lead developer at OC-Net, Inc. in Cypress, California. Mr. Ostermann earned a B.S. in Business Administration, Computer Information Systems from California State University.

Available Information

You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge from our investor relations website at investor.arinet.com as soon as reasonably practical following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting us at our office address listed above.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we do not currently deem to be material also may affect our results of operations and financial condition.

Continued unfavorable economic conditions or reduced investments in technology spending may harm our business.

Our business depends on the overall demand for technology services spending, and on the economic health and general willingness of our current and prospective customers to make capital and expense commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results and financial condition may be adversely affected. Our customers sell capital goods, some of which are considered “luxury” in nature, which are highly dependent on the disposable income of end consumers.  Weak or volatile economic conditions, or a reduction in consumer spending may weaken our customers’ demand for eCatalogs, websites, lead management or other technology-enabled services, or their general information technology spending, which would likely harm our business and operating results in a number of ways, including longer sales cycles, potential lower prices for our services, reduced sales, and increased churn.

We may become liable to our customers and lose customers if we have defects or disruptions in our service or if we provide poor service.

Because we deliver some of our technology as a service, errors or defects in the software applications underlying our services, or a failure of our hosting infrastructure, may make our services, in particular our eCommerce services, unavailable to our customers. Since our customers use our eCommerce services to facilitate their sales, any errors, defects, disruptions in service or other performance problems with our services, whether in connection with the day-to-day operation of our services, upgrades or otherwise, could damage our customers’ businesses.

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

The markets for eCatalogs, websites, lead management and other technology-enabled services targeted at our vertical markets are competitive, and the eCommerce area, specifically, is rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to remain intense. In addition, increased competition generally could result in reduced sales, reduced margin or the failure of our services to achieve or maintain more widespread market acceptance. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical market or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; strength of customer relationships; and financial resources of the vendor. To compete effectively, we also must be able to more frequently update our services to meet market demand.

Our principal competitors include Snap-on Business Solutions and Powersports Network, owned by Dominion Enterprises. Some of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition within our target vertical markets, larger marketing budgets, as well as substantially greater financial, technical and other resources. If we are not able to compete effectively, our operating results will be harmed.

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

We expect that a portion of our revenue in the future will be derived from non-recurring fee income, which consists primarily of revenues from professional services such as software customization and training, software sales and one-time network installation fees.  The timing of receipt of this revenue is dependent upon several factors that we cannot predict.  These factors include:

"	the time required to close large license fee and development agreements, which can be delayed due to customer requirements and decision-making processes;
"	the seasonality of certain sectors of the markets in which we operate;
"	delays in the introduction of new products or services and their acceptance by customers; and
"	delays in delivering customized software to our customers.

Our costs are not entirely predictable and may vary from quarter-to-quarter due to acquisitions or non-recurring expenditures.  Cash flows may also vary from quarter to quarter, depending on the timing of disbursements and customer payments. These fluctuations may make period-to-period comparisons of our results of operations more complex.

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

We may be exposed to risks and costs associated with protecting the integrity and security of our customers’ information.

A significant number of customer make purchases from us using credit cards.  In order for our business to function successfully, we and other market participants must be able to handle and transmit confidential information, including credit card information, securely. We are not fully compliant with Payment Card Industry, or PCI, Data Security Standards and there can be no assurance that in the future we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended practices. We intend to obtain compliance with PCI Data Security Standards and will incur additional expenses to attain and maintain PCI compliance.

Further, there is increased litigation over personally identifiable information and we may be subject to one or more claims or lawsuits related to intentional or unintentional exposure of our customer’s personally identifiable information. Even if we are compliant with such standards, we still may not be able to prevent security breaches involving customer transaction data. Any breach could cause consumers to lose confidence in the security of our website and choose not to purchase from us. If a computer hacker or other criminal is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.

In addition, states and the federal government have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. We collect and store personal information from consumers in the course of doing business. These laws have increased the costs of doing business and, if we fail to implement appropriate safeguards or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.

We are dependent on our management and employees.

We are dependent on the services of our executive officers and other key employees. There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, disability, or voluntary departure of one of our executive officers or other key employees, or that our business would not suffer material adverse effects as the result of the death, disability, or voluntary departure.  Further, the loss of the services of any one or more of these employees could have an adverse effect on our business. In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense. If we are unable to do so, our business, results of operations and financial condition could be materially and adversely affected.

Our common stock has a limited trading market.

Our common stock is traded on the OTC Bulletin Board, (the ”OTCQB”), which typically provides less liquidity than the NASDAQ Stock Market or other national securities exchanges. In addition, trading in our common stock has historically been thin. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation.  This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and an investor may not be able to sell shares of our common stock when or at prices they desire.

We may not be able to identify, acquire and successfully integrate acquisitions.

A key component of our growth strategy has been and will continue to be acquisitions and other business development opportunities that solidify or accelerate our market position in our core offerings and vertical markets.  The successful implementation of this strategy depends upon our ability to identify suitable acquisition candidates, acquire such businesses on acceptable terms, finance the acquisitions and integrate their operations successfully into ARI. There can be no assurance that such candidates will be available or, if such candidates are available, that the price will be attractive or that we will be able to identify, acquire, finance or integrate such businesses successfully. In addition, in pursuing such acquisition opportunities, we may compete with other entities with similar growth strategies; these competitors may be larger and have greater financial and other resources than ARI. Competition for these acquisition targets could also result in increased prices of acquisition targets and/or a diminished pool of companies available for acquisition.

The successful integration of these acquisitions also may involve a number of additional risks, including: (i) the inability to retain the clients of the acquired business; (ii) the lingering effects of poor client relations or service performance by the acquired business, which also may taint our existing business; (iii) the inability to retain the desirable management, key personnel and other employees of the acquired business; (iv) the inability to fully realize the desired efficiencies and economies of scale; (v) the inability to establish, implement or police ARI’s existing standards, controls, procedures and policies in the acquired business; (vi) diversion of management attention; and (vii) exposure to client, employee and other legal claims for activities of the acquired business prior to acquisition. In addition, any acquired business could perform significantly worse than expected.

The inability to identify, acquire, finance and successfully integrate acquisitions could have a material adverse effect on ARI or its estimated or desired business, income, growth or other condition and results.

Future acquisitions, financing arrangements or exercise of outstanding options and warrants may result in dilution to existing shareholders.

The timing, size and success of acquisition efforts and any capital commitments cannot be readily predicted. Future acquisitions or investments may be financed by issuing shares of common stock, cash, or a combination thereof.  To the extent our common stock is used for all or a portion of the consideration to be paid for future acquisitions or investments,  shareholders’ ownership will be diluted.

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

While we have been profitable in recent years, we have experienced net losses in numerous fiscal years since our organization in 1981, including fiscal 2013.  These net losses have resulted in an accumulated deficit of $88,762,000 at July 31, 2013.  We may not be able to attain or increase profitability in the future.  As a result of these historical losses, our financial position has been weakened, and our ability to finance our growth may be constrained.

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

If we are unable to generate sufficient cash flow to service our debt, we may be required to:

"	refinance all or a portion of our debt or obtain additional financing, neither of which can be assured and may be at terms that are less favorable than our current financing arrangements;
"	sell some of our assets or operations;
"	reduce or delay capital expenditures, research and development efforts and acquisitions; or
"	revise or delay our strategic plans.

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

		Square	Lease
Description of Use	Location	Footage	Expiration	Country

Corporate headquarters; outdoor power equipment, marine and recreational vehicle	Milwaukee, WI	16,300	July 2021	United States
Powersports, automotive tire and wheel and duable medical equipment	Duluth, MN	25,493	January 2019	United States
Software development	Cypress, CA	6,000	July 2015	United States
Publishing	Virginia Beach, VA	9,800	April 2014	United States
Aftermarket publishing	Floyds Knobs, IN	2,200	April 2014	United States
European sales and support	Leiden, The Netherlands	200 m2	April 2015	Netherlands

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARI’s common stock is currently quoted on the OTCQB under the symbol “ARIS”.  The following table sets forth the high and low sales price for the periods indicated.  OTCQB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Quarter Ended:	High	Low

10/31/2011	$0.99	$0.66
1/31/2012	$3.00	$1.00
4/30/2012	$1.95	$1.27
7/31/2012	$1.66	$0.90
10/31/2012	$1.30	$0.90
1/31/2013	$1.81	$1.12
4/30/2013	$2.70	$1.60
7/31/2013	$3.05	$2.45

As of October 18, 2013, there were approximately 913 holders of record of ARI common stock.  We have not paid cash dividends to date and have no current intention to pay cash dividends.  Our ability to make distributions to our shareholders, including cash dividends, is also restricted under the terms of our credit facilities.

During fiscal 2013, the Company did not repurchase any of its equity securities.

Item 6.  Selected Financial Data

The following tables set forth certain financial information with respect to the Company for each of the previous five fiscal years, which includes information derived from ARI’s audited financial statements and notes thereto for fiscal 2013 and fiscal 2012.  The reports, thereon, of Wipfli LLP are included elsewhere in this Annual Report on Form 10-K. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the aforementioned Financial Statements and Notes.  All amounts are in thousands, except per share data.

Statement of Income	2013	2012	2011	2010	2009
Net revenue	$30,102	$22,494	$21,334	$21,484	$17,560
Gross profit	23,466	17,228	16,847	17,131	14,160
Gross margin	78.0%	76.6%	79.0%	79.7%	80.6%
Net operating expenses	23,668	15,933	15,114	16,626	13,051
Operating income (loss)	(202)	1,295	1,733	505	1,109
Other expense	(1,684)	(13)	(332)	(630)	(221)
Income (loss) from continuing operations before (provision for) benefit from income taxes	(1,886)	1,282	1,401	(125)	888
Income tax benefit (expense)	1,133	(227)	1,017	1,294	(123)
Income (loss) from continuing operations	(753)	1,055	2,418	1,169	765
Discontinued operations	-	-	25	(392)	(341)
Net income (loss)	$(753)	$1,055	$2,443	$777	$424

Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$(0.08)	$0.13	$0.31	$0.15	$0.11
Diluted	$(0.08)	$0.13	$0.31	$0.15	$0.11

Net income (loss):
Basic	$(0.08)	$0.13	$0.31	$0.10	$0.06
Diluted	$(0.08)	$0.13	$0.31	$0.10	$0.06

Other Financial Data	2013	2012	2011	2010	2009
Amortization of capitalized software products	$1,741	$1,420	$1,127	$1,054	$876
Depreciation and amortization	1,281	1,414	1,688	1,640	1,054
Capital expenditures	722	699	670	541	636
Software development costs capitalized for product and internal use	1,746	1,718	1,741	1,340	759

	As of July 31st
Balance Sheet Data	2013	2012	2011	2010	2009
Cash and cash equivalents	$2,195	$1,350	$1,134	$938	$650
Net capitalized software product costs	4,210	2,949	2,815	2,395	2,397
Total assets	33,128	20,509	21,099	19,777	18,607

Current portion of debt and lease obligations	$474	$1,234	$1,289	$1,217	$726
Long term debt and lease obligations	4,219	2,946	4,293	5,338	5,115
Total shareholders' equity	16,049	9,216	7,831	5,219	4,187

Cash flow Data	2013	2012	2011	2010	2009
Net cash provided by (used for):
Operating activities	$2,404	$3,507	$3,471	$1,624	$2,745
Investing activities	(4,800)	(1,941)	(2,293)	(1,891)	(2,219)
Financing activities	3,249	(1,369)	(977)	550	(968)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our audited consolidated financial statements for fiscal 2013 and fiscal 2012, including the notes thereto, which appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, which as previously identified are subject to the safe harbors created under the Securities Act and Exchange Act.

Overview

Fiscal 2013 was a year of transformation for ARI. As a result of two strategic acquisitions, revenues exceeded $30,000,000 for the first time in the Company’s history, we entered two new strategic markets and released a first-of-its-kind aftermarket fitment solution to the powersports industry.  To fund these investments, we raised $4,500,000 in a private placement to a number of existing and new shareholders, and established a new banking relationship with a partner that understands the nature of our business and is poised to help us grow.

In August 2012 we acquired the assets of Ready2Ride, the leading and first-to-market provider of electronic aftermarket fitment data for the powersports industry. This acquisition furthered our strategy to differentiate our content from that of our competitors. Since the acquisition, we have leveraged the aftermarket fitment data and introduced a new award-winning solution, AccessorySmartTM, an electronic aftermarket parts lookup solution, a first-of-its-kind product in the power sports industry.  Ready2Ride generated revenues of $640,000 in fiscal 2013.  We expect revenues generated from the Ready2Ride business to increase in fiscal 2014 as revenues from the new product ramp up.  We increased our note payable with Fifth Third Bank $1,000,000 to fund this acquisition.  This note was subsequently paid in full with the proceeds from the private placement offering and Silicon Valley Bank term note, both of which are discussed below.

In November 2012, we acquired the assets of 50 Below out of bankruptcy. 50 Below was a leading provider of website solutions to dealers in the powersports, ATW and DME industries. This acquisition more than doubled the size of ARI’s website business and made websites the Company’s largest source of revenue. It also provided entry into two new high growth markets, namely ATW and DME.  For the eight months ended July 31, 2013, the 50 Below operation generated revenues of $7,368,000. We anticipate that revenues generated from the acquired 50 Below products will have the highest year over year growth in fiscal 2014.

We funded $1,500,000 of the 50 Below acquisition through a combination of available line of credit and operating cash flows.  The remainder was funded through a $3,500,000 term note with a large shareholder.  This note was subsequently paid in full with the proceeds from the private placement offering and Silicon Valley Bank term note.

On March 12, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) whereby the Company agreed to sell 3,200,000 shares of the Company’s common stock for $1.50 per share.  In connection with the purchase agreement, the Company issued 1,066,667 shares of common stock warrants at an exercise price of $2.00 per share.  In connection with the stock sale and the subsequent exercise of 916,667 common stock warrants at an amended exercise price of $1.80 per share, the Company received gross cash proceeds of $6,150,000 and retirement of $300,000 of indebtedness.

On April 26, 2013, the Company entered into a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of April 26, 2015 and a $4,500,000 term loan with a maturity date of April 26, 2018.  The Agreement replaced the Company’s Loan and Security Agreement with Fifth Third Bank.

As a result of the two acquisitions, total revenues increased 33.8% in fiscal 2013.  Furthermore, the percentage of our revenues that are RR increased to nearly 90% for fiscal 2013 and to 93.5% for the fourth quarter ended July 31, 2013.  We generated an operating loss of $202,000 in fiscal 2013, versus operating income of $1,295,000 in fiscal 2012. The fiscal 2013 operating loss resulted from $1,200,000 of acquisition related costs and a $420,000 non-cash loss from the write down of a long-lived asset.

We incurred a net loss in fiscal 2013 of $753,000 or $0.08 per basic and diluted share, versus net income last year of $1,055,000 or $0.13 per basic and diluted share.  In addition to the fiscal 2013 net operating loss discussed above, our fiscal 2013 net loss was driven by several non-cash charges that were incurred during the year, including a $682,000 loss on debt extinguishment and a $635,000 loss on the change in fair value of common stock warrants.  Each of these items are discussed in further detail in the notes to the financial statements.

Revenue

The following table summarizes our RR and non-recurring revenue by product:

	2013	2012	% Change
Recurring revenue
eCatalog	$13,248	$12,553	5.5%
Websites	12,418	4,685	165.1%
Lead management	869	841	3.2%
Other	480	638	(24.7)%
Total recurring revenue	27,016	18,717	44.3%

Non-recurring revenue
Lead generation	$856	$1,294	(33.9)%
Professional services	1,187	1,285	(7.7)%
Usage fees	628	651	(3.6)%
Other	416	547	(23.9)%
Total non-recurring revenue	3,086	3,777	(18.3)%

Total revenues	30,102	22,494	33.8%

Recurring revenue	89.7%	83.2%
Non-recurring revenue	10.3%	16.8%
	100.0%	100.0%

Total revenues for fiscal 2013 were $30,102,000, an increase of 33.8% over fiscal 2012 revenues of $22,494,000.  Recurring revenues (“RR”) in fiscal 2013 were $27,016,000, an increase of 44.3% over fiscal 2012.  RR represented 89.7% of total revenues in fiscal 2013 versus 83.2% in fiscal 2012.  All of the revenues from the 50 Below and Ready2Ride acquisitions are RR and as a result we anticipate that RR will continue to increase as a percentage of total revenues.  In fact, RR were 93.5% of total revenues in the fourth quarter ended July 31, 2013.

Recurring Revenue

RR is one of the most important growth drivers of our business.  Increasing the percentage of our revenues that are recurring while at the same time reducing the rate of customer churn enhances our ability to generate profitable growth.  Our subscription-based SaaS and DaaS products generate higher margins than our non-recurring products and services, and the incremental cost of selling these products to new dealers (we refer to these as new “logos”) is relatively low.  Reducing the rate of our customer churn, which is the percentage of RR that do not renew, helps drive organic growth as it allows for a greater percentage of our new logos to be incremental to the top line (versus making up for lost logos) and also increases the base upon which we can apply price increases and sell additional products and features.

We generate RR from each of our three primary products.  Our eCatalog products generate RR from software license and renewal fees, catalog subscriptions, and software maintenance and support fees.  In fiscal 2013, eCatalog RR was $13,248,000, a 5.5% increase over fiscal 2012.  eCatalog remained our largest source of RR in fiscal 2013, representing 49.1% of total RR.  However, with the acquisition of 50 Below, RR from our web platforms became the Company’s largest RR source and is expected to surpass eCatalog in fiscal 2014.

Fiscal 2013 revenues from our August 2012 acquisition of Ready2Ride were $640,000, all of which are included in eCatalog RR.  Excluding Ready2Ride, eCatalog RR remained essentially flat year over year.  eCatalog has historically maintained the Company’s lowest revenue growth rates, primarily attributable to ARI’s dominant market position.  We expect eCatalog growth rates to accelerate in fiscal 2014 as our new AccessorySmart product gains traction in the market.  AccessorySmart is a fitment-powered aftermarket PG&A lookup solution and is a first-of-its-kind in the powersports industry.  The product is a result of the Ready2Ride acquisition and won a “Nifty 50 Award” from Powersports Business, a leading industry trade publication, at the powersports industry’s largest trade show in February 2013.

Web platform products generate RR from hosting and subscription fees.  Web RR increased 165.1% to $12,418,000 in fiscal 2013.  RR from web platforms was $4,685,000 in fiscal 2012.  Web RR represented 46.0% of total RR in fiscal 2013.  As indicated above, we expect web RR to be the Company’s largest source of RR in fiscal 2014 as a result of the 50 Below acquisition.

The growth in web RR was largely the result of our acquisition of 50 Below in November 2012.  Revenue from 50 Below was $7,368,000 in the eight months since the acquisition, all of which was web RR.    Excluding revenues related to 50 Below, web RR increased 8.3% in fiscal 2013 over the same period last year. We anticipate that our web platforms will continue to be the Company’s largest source of growth, much of this growth coming in the ATW and DME markets, both which are new to ARI and the result of the 50 Below acquisition.

Lead management RR is generated from subscription fees for the use of our Footsteps™ products.  Lead management RR were $869,000 in fiscal 2013, a 3.2% increase over fiscal 2012.  The Company is currently reviewing various growth options with respect to the Footsteps™ product, including the possibility of including the core functionality of the product within our web platforms and expects this product to continue to be instrumental in our goal of helping our customers Sell More Stuff!TM.

Non-recurring Revenues

Non-recurring revenues are generated from the Company’s SearchEngineSmart™ lead generation service, professional services related to software customization and data conversion, usage fees charged on our RR products, and other complementary products and services.  Non-recurring revenues were $3,086,000 in fiscal 2013, versus $3,777,000 in fiscal 2012, a decline of 18.3%.  As a percentage of total revenues, non-recurring revenues were 10.3%, versus 16.8% in fiscal 2012.  Our goal is to maintain non-recurring revenues of less than 10% of total revenues, as the margins on these revenues tend to be lower than our RR products.  Furthermore, these revenues must be resold each year.  With the acquisition of 50 Below, we expect non-recurring revenues to be less than 10% of total revenues in fiscal 2014.

The fiscal 2013 decline in non-recurring revenues was primarily driven by a change in business model of our lead generation service.  The largest cost associated with this service is the purchase of ad words from Internet search providers such as Google.  Historically, the revenues recognized on this service included the cost associated with the ad word spend.  These costs were then “passed through” directly to the Internet search provider.  Under this model, GAAP requires these costs to be recognized as both a revenue and a cost of sale.  Not only did this treatment have the impact of reducing gross margins as a percentage of revenue, but also provided negative float to ARI as the ad word costs were at times paid to the Internet search provider prior to receiving the funds from the customer.

During fiscal 2013, we made a change to this business model whereby the customer is now responsible for paying the cost of the ad words directly to the Internet search provider.  ARI now simply charges the customer a fee for the service provided.  This change had the impact of reducing GAAP revenues associated with this service, as discussed above.  However, the change had no net impact on the gross profit or net cash receipts associated with the service.

Non-recurring revenues from our professional services business declined 7.7% to $1,187,000 in fiscal 2013 from $1,285,000 in fiscal 2012.  This decline is due to a large software customization project that occurred in fiscal 2012 that did not reoccur in fiscal 2013.  Although revenues from non-recurring professional services will fluctuate from period to period based on the timing of custom projects, we expect these revenues to decline over time as we focus our sales efforts on our core, RR higher gross margin products.

Cost of Revenue and Gross Margin

We classify as cost of revenue those costs directly attributable to the provision of services. These costs include (i) software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to customers; (ii) direct labor for the provision of catalog production, product implementations and professional services revenue; and (iii) other direct costs, which represent amounts paid to third party vendors directly attributable to the services we provide our customers. The table below breaks out cost of revenue into each of these three categories:

		% of		% of
	2013	Revenue	2012	Revenue

Net revenues	$30,102		$22,494
Cost of revenues:
Amortization of capitalized software costs	1,741	5.8%	1,420	6.3%
Direct labor	2,406	8.0%	1,560	6.9%
Other direct costs	2,489	8.3%	2,286	10.2%
Total cost of revenues	6,636	22.0%	5,266	23.4%
Gross profit	$23,466	78.0%	$17,228	76.6%

Gross profit was $23,466,000 or 78.0% of revenue in fiscal 2013, compared to $17,228,000 or 76.6% of revenue for the same period last year.  The gross profit margin improvement was due to several factors.  First, our core RR products typically have a higher gross margin than our non-recurring products and services.  As RR continues to increase as a percentage of total revenues, so will gross margin.  In fiscal 2013, RR represented 89.7% of total revenues, compared to 83.2% in fiscal 2012.  Additionally, as a result of the change in our lead generation service business model, other direct costs, as a percentage of revenue, declined from 10.2% to 8.3%.  Finally, as RR grows, the relatively fixed cost of software amortization becomes a smaller percentage of revenue.

Operating Expenses

The following table summarizes our operating expenses by category:

		% of		% of
	2013	Revenue	2012	Revenue	% Change
Sales and marketing	$7,480	24.8%	$4,585	20.4%	63.1%
Customer operations and support	5,834	19.4%	3,213	14.3%	81.6%
Software development and technical support	2,648	8.8%	2,267	10.1%	16.8%
General and administrative	6,005	19.9%	4,454	19.8%	34.8%
Depreciation and amortization (1)	1,281	4.3%	1,414	6.3%	(9.4)%
Loss on impairment of long-lived assets	420	5.0%	-	-%	-%
Net operating expenses	$23,668	78.6%	$15,933	70.8%	48.5%

We categorize net operating expenses as follows:

•

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance;

•

Customer operations and support expenses are composed of our customer hosting operations, software maintenance agreements for our core network, and personnel and related costs for operations and support employees;

•

Software development and technical support expenses are composed primarily of personnel and related costs; we capitalize certain of these costs in accordance with GAAP, which is discussed below, while the remaining costs are primarily related to technical support and research and development;

•

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead;

•

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software products are a component of cost of revenue;  and

•

We allocate certain shared costs among the various net operating expense classifications.  Allocated costs include facilities, insurance, and telecommunications.  These costs are generally allocated based on headcount, unless circumstances dictate otherwise.  Note that all public company costs, including legal and accounting fees, investor relations costs, board fees and directors and officers liability insurance, remain in general and administrative.

Net operating expenses were $23,668,000 in fiscal 2013, a $7,735,000 or 48.5% increase over fiscal 2012.  With the exception of depreciation and amortization, expenses across all classifications increased in fiscal 2013 over the same period last year due to the operating costs of our two acquisitions, Ready2Ride and 50 Below.  Depreciation and amortization declined as certain intangible assets related to a previous acquisition became fully depreciated.  Management expects net operating expenses to decline, as a percentage of total revenues, over time as we leverage the growth of our core RR products, for which the incremental costs related to these products decrease for every dollar of new revenue.

Software Development and Technical Support

Our software development and technical support staff have three essential responsibilities for which the accounting treatment varies depending upon the work performed: (i) costs associated with internal software development efforts (after technological feasibility is established) are typically capitalized as software product costs and amortized over the estimated useful lives of the product; (ii) professional services performed for customers related to software customization projects are classified as cost of revenue; and (iii) all other activities, including research and development, are considered operating expenses and included within the software development and technical support operating expense category.

The table below summarizes our internal software development and technical support costs:

	2013	2012	% Change

Total software development and technical support costs	$6,785	$5,517	23.0%
Less: amount capitalized as software development	(1,731)	(1,690)	2.4%
Less: direct labor classified as cost of revenues	(2,406)	(1,560)	54.2%
Net software development and technical support
costs classified as operating expenses	$2,648	$2,267	16.8%

Total software development and technical support costs increased $1,268,000 or 23.0% in fiscal 2013 versus the same period last year.  The increase was primarily driven by the development costs associated with our two acquisitions.

During fiscal 2013, we capitalized $1,731,000 of software development labor and overhead, versus $1,690,000 during fiscal 2012.  We recently deployed several new editions of our lead management product FootSteps™, which enable customers to add feature upgrades and grow with the product over time.  Other upgrades released during fiscal 2013 include a lightweight edition of PartStream™, our OEM parts eCommerce solution, expansion of our WebSiteSmart™ social media sharing tools, mobile unit brochures, SEO tool enhancements and a new PartStream Mobile™ product. We have also completed a new order integration between WebSiteSmart™ and a leading provider of business management systems to OPE, powersports and agricultural equipment industries. We are working on several new enhancements expected to be released in the upcoming quarters, which we anticipate will increase future revenue for the Company.

Management expects total spending for software development and technical support to continue to increase in fiscal 2014, as we focus on our strategy of product enhancement and innovation. We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

Loss on Impairment of Long Lived Assets

During the quarter ended April 30, 2013 we recorded a loss of $420,000 on the impairment of long-lived assets related to the development of an internal ERP system.  The Company is currently in the process of evaluating alternative solutions and intends to invest in a new solution in fiscal 2014.

Other Income and Expense

The table below summarizes the components of other income and expenses for fiscal 2013 and fiscal 2012.

	2013	2012
Interest expense	$(626)	$(235)
Loss on debt etinguishment	(682)	-
Loss on change in fair value of stock warrants	(635)	-
Gain on change in fair value of contingent liabilities	180	-
Gain on change in fair value of contingent assets	64	70
Other, net	15	152
Total other income (expense)	$(1,684)	$(13)

Interest Expense

Interest expense was $626,000, an increase of $391,000 or 166.4% over fiscal 2012.  The increase relates to the additional debt incurred during the fiscal year in order to fund the two acquisitions.  $3,500,000 of this debt was a term note bearing interest at a rate of 10% per year.  The additional debt was ultimately paid in full with the proceeds from both our term note with Silicon Valley Bank, which bears interest at prime plus the applicable LIBOR rate described below, and from our private placement.  The terms of each of these financing activities are more fully described in the notes to the financial statements.  Management expects interest expense to decrease significantly in fiscal 2014.

Loss on Debt Extinguishment

In April, 2013, we refinanced our debt under more favorable interest and payment terms.  This refinancing is discussed in detail in the notes to our financial statements.  As a result of the early extinguishment of debt, we recorded a loss of $682,000 related to an unamortized debt discount for stock issued as a cost of acquiring the debt and unamortized deferred loan fees.

Loss on Change in Fair Value of Stock Warrants

In March 2013, we executed a private placement with certain institutional and accredited investors.  As part of the transaction, the Company issued warrants to purchase an aggregate of 1,130,667 shares of common stock at an exercise price of $2.00 per share.  The warrants contain a down-round protection feature which reduces the strike price of the warrants from $2.00 to $1.50 if there is a private placement for less than the $2.00 strike price.  This feature resulted in the warrants being treated as a derivative instrument. Accordingly, the warrants are recorded as a liability on the balance sheet at fair market value and changes in the fair market value are recorded to gain or loss on fair market value of stock warrants on the statement of operations.  The down-round protection feature expires on March 12, 2014, at which time any remaining balance of warrants outstanding would no longer have a derivative feature and would be reclassified to equity.

In fiscal 2013 we incurred a non-cash loss of $682,000 related to the warrants, primarily as a result of an increase in the market value of the Company’s common stock.  On July 26 and July 29, 2013, the Company entered into individually negotiated agreements with the holders of 916,667 of the warrants were amended to temporarily reduce the exercise price of the warrants from $2.00 per share to $1.80 per share through the close of business on July 30, 2013.  All 916,667 of the amended warrants were exercised at $1.80 per share on July 30, 2013. As a result, 214,000 warrants remain outstanding and will require fair value accounting treatment until the earlier of their exercise or expiration of the down-round protection feature.  Changes in the market price of the Company’s common stock will have the most significant impact on the fair value of the warrants.

Gain on Change in Fair Value of Contingent Liabilities

During fiscal 2013, we had a change in the estimated fair value of our contingent liabilities related to consideration for the Ready2Ride acquisition due to an evaluation of the estimated future revenues resulting from that operation.  The amount of this change in estimated fair value was income of $180,000, or $0.02 per basic and diluted common share in fiscal 2013.  Subsequent to July 31, 2013, the Company amended the contingent liability arrangement to provide for fixed payment terms consistent with the fair value inputs recorded at July 31, 2013.

Gain on Change in Fair Value of Contingent Assets

In fiscal 2011 the Company divested the assets related to our electronic data interchange business for the agricultural chemicals industry.  Part of the sale price consisted of an earn-out to be paid over a four-year period based on the collections received by the acquirer.  Proceeds received from the earn-out have exceeded our initial estimates, and in fiscal 2013 and fiscal 2012 we recorded gains of $64,000 and $70,000, respectively, from the change in estimate of future earn-out payments to be received.

Other, Net

In fiscal 2012 we recorded a book gain of $123,000 related to the surrender of a split-dollar life insurance policy on the Company’s founder.  This gain did not recur in fiscal 2013.  Foreign currency translation adjustments comprise the remainder of other, net.

Acquisitions

On November 28, 2012, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc. (“50 Below”), a leading provider of eCommerce websites in the powersports, ATW and DME industries for a purchase price of $5,000,000 and the assumption of contracts having deferred revenue originally valued in the amount of $4,601,000.  The Company funded $1,500,000 of the purchase price through a combination of the Company’s operating cash flows and availability under its existing credit facilities.  The balance of the purchase price was funded through a term note with a significant shareholder.

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride markets aftermarket fitment data to the powersports industry, which furthers ARI’s differentiated content strategy and expands ARI’s product offerings into aftermarket PG&A. Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000.  In addition, the Company will be required to pay certain contingency payments of up to $250,000 and earn-out payments of up to $1,500,000 dependent on certain events and revenue targets.  The Company recorded a gain on change in fair value of the estimated contingent earn-out payable of approximately $180,000 or $0.02 per basic and diluted share as a result of a weighted average of three revenue projections for the remainder of the earn-out period.  The agreement was amended in October 2013 in relation to the earn-out payments resulting in three fixed payments of $125,000 and an aggregate of 40,00 shares of common stock. Each of these acquisitions is discussed in further detail in the notes to the financial statements.

Income Taxes

The Company has net deferred tax assets of $6,389,000, primarily consisting of net operating loss carryforwards and book to tax timing differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  This does not represent a significant current cash obligation, as we continue to have net operating loss carryforwards to offset substantially all of the taxable income.

We recorded an income tax benefit of $1,133,000 during fiscal 2013, compared to a tax expense of $227,000 last year.  In fiscal 2013, we recognized a tax gain of $1,341,000 for a change in our estimated valuation allowance as a result of higher than estimated revenue growth and the 50 Below acquisition, which we estimate will increase our taxable income over the period of forecasted NOL utilization. In fiscal 2012 we recognized a tax gain of $415,000 for a change in our estimated valuation allowance as a result of the split dollar life insurance proceeds, the forecasted earnings of the Ready 2 Ride acquisition and improved revenue growth.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from our financial statements:

	2013	2012
Net cash provided by operating activities	$2,404	$3,507
Net cash used in investing activities	(4,800)	(1,941)
Net cash provided by (used in) financing
activities	3,249	(1,369)
Effect of foreign currency exchange rate
changes on cash	(8)	19
Net change in cash	$845	$216
Cash at end of period	$2,195	$1,350

We generated $845,000 of cash during fiscal 2013, compared to $216,000 in fiscal 2012.  Net cash provided by operating activities decreased 31.4% or $1,103,000 over the same period, primarily due to costs associated with the acquisition and integration of the 50 Below and Ready2Ride operations.  We expect cash from operations to improve in fiscal 2014 as the acquisitions become fully integrated.

Cash used in investing activities increased 147.3% or $2,859,000 in fiscal 2013, compared to the same period last year.  We paid net cash of $2,479,000 for the acquisitions of Ready2Ride and 50 Below, capitalized $1,746,000 of software development costs, and acquired technology equipment of $722,000. We will continue to invest cash in the business to further our growth strategies previously discussed.

Cash provided by financing activities was $3,249,000 in fiscal 2013 as the Company borrowed an additional $1,000,000 of debt from Fifth Third, under its previous credit facilities, to fund its acquisition of Ready2Ride in August 2012 and borrowed an additional $3,500,000 from an affiliate of a shareholder for its acquisition of 50 below in November 2012.  The Company paid off $4,300,000 of debt with the proceeds from the March 2013 equity offering and the remaining debt was refinanced in April 2013 under more favorable payment terms.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under our line of credit are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Debt

Silicon Valley Bank

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by the Company:  (a) the one, two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent senior leverage ratio, total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at July 31, 2013).

Senior Leverage	Applicable Margin	Applicable Margin
Ratio	for Libor Loans	for Prime Rate Loans

>= 1.75 to 1.0:	3.25%	1.00%
> 1.25 to 1.00 but <1.75 to 1.00:	3.00%	0.75%
<= 1.25 to 1.00:	2.75%	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before April 26, 2015.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $112,500 commencing on August 1, 2013 through May 1, 2014; $168,750 commencing on August 1, 2014 through May 1, 2015; and $281,250 commencing on August 1, 2015 through February 1, 2018.  All remaining principal in respect of the term loan is due and payable on April 26, 2018.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $90,000.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants at July 31, 2013.

Fifth Third Bank

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

On August 17, 2012, the Credit Facilities were amended to increase the principal amount of the Term Loan by $1,000,000, and extend the maturity date to December 15, 2014.  Each of the Credit Facilities bore interest at a rate based on the one, two, three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0%.

On November 28, 2012 the Credit Facilities were further amended to waive the provisions of the Agreement that would prohibit ARI’s acquisition of 50 Below and the financing of $3,500,000 of the acquisition with a secured subordinated promissory note in the same amount.  Under the amendment, Fifth Third consented to the acquisition of the 50 Below assets and the related transactions and provided waivers of certain provisions of the Credit Facilities, subject to certain terms and conditions.  Such terms and conditions included, among others:  (i) amendments to the fixed charge coverage ratio and senior leverage (maximum senior funded debt to EBITDA) ratio financial covenants; (ii) the addition of a maximum total funded debt to EBITDA ratio financial covenant; (iii) amendment of the revolving loan and term loan maturity dates from July 27, 2014 to December 15, 2013; and (iv) other customary terms and conditions.

On March 8, 2013, the Company entered into the Third Amendment to the Loan and Security Agreement.  The Third Amendment was intended for the following purposes:  (i) to amend the definition of EBITDA to permit adjustments for certain non-recurring transaction expenses and certain other non-cash expenses; (ii) to amend the required fixed charge coverage ratio for the rolling four fiscal quarter periods ending January 31, 2013 and April 30, 2013 to 0.90x and 1.00x, respectively; (iii) to restrict the Company’s ability to enter into certain transactions without the prior written consent of Fifth Third, including, without limitation, certain change in control transactions, reclassifications, reorganizations and recapitalizations of the Company’s Common Stock; and (iv) to permit the Company to use the net cash proceeds from an equity raise transaction in excess of $1,500,000 for working capital or to prepay the outstanding principal balance under other debt obligations described below.  The Loan Agreement Amendment also contained Fifth Third Bank’s consent to the Company raising additional capital by selling and issuing additional equity securities, and waivers by Fifth Third of the provisions of the Loan and Security Agreement that would otherwise have prohibited such a transaction, subject to certain terms and conditions.  All amounts owed under the Loan and Security Agreement were paid in full as of April 26, 2013 in connection with the Company’s entry into the Agreement with SVB, as described above.

Sifen Note

On November 28, 2012, the Company issued a Secured Non-Negotiable Subordinated Promissory Note (the “Sifen Note”) to Michael D. Sifen, Inc. (the “Holder”), an affiliate of an existing shareholder of the Company, in aggregate principal amount of $3,500,000, the proceeds of which were used to partially fund the 50 Below acquisition.  Interest accrued on the outstanding unpaid principal under the Sifen Note at a rate of 10.0% per annum.  Accrued interest only was payable quarterly commencing on February 28, 2013 and continuing until May 28, 2016, at which time all accrued interest and outstanding principal would be due and payable in full.  As partial consideration for the Sifen Note, the Company issued 440,000 shares of the Company’s common stock to the Holder valued at approximately $585,000, which was recorded as a reduction to long-term debt and was being amortized to interest expense over the life of the note.  A portion of the outstanding balance on the Sifen Note was retired in March 2013 in connection with the Holder’s acquisition of Company common stock under the Securities Purchase Agreement, described in Note 9 to the consolidated financial statements, and the remaining balance on the Sifen Note was paid in full as of April 26, 2013.

During fiscal 2013, the Company recognized a loss on the early extinguishment of the Sifen Note and Fifth Third Bank debt totaling $682,000 related to unamortized deferred loan fees and debt discount.

The following table sets forth certain information related to the Company’s long-term debt, derived from our audited balance sheet as of July 31, 2013 and 2012 (in thousands):

	July 31	July 31
	2013	2012
Notes payable principal	$4,500	$3,972
Less current maturities	(450)	(1,084)
Notes payable - non-current	$4,050	$2,888

Minimum principal payments due on the Term Loan are as follows for the fiscal years ending July 31, (in thousands):

2014	$450
2015	675
2016	1,125
2017	1,125
2018	1,125
$4,500

Leases

We lease office space and certain office equipment under capital and operating lease arrangements expiring through 2021.  The following table shows our remaining obligations under these arrangements as of July 31, 2013 (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2014	$36	$590
2015	49	472
2016	49	323
2017	49	328
2018	49	334
Thereafter	8	1,036
Total minimum lease payments	240	3,083
Less amounts related to interest	47	-
Net minimum lease payments	$193	$3,083

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformance with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified as the most critical accounting policies and judgments those addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results.  For additional information, refer to Note 1 of the consolidated financial statements, which appear elsewhere within this report on Form 10-K.  Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information currently available.  Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential to software license arrangements include customizing complex features and functionality in a product’s base software code or developing complex interfaces within a customer’s environment. When professional services are considered essential to software license arrangements, the professional services revenue is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of this type of arrangement, is amortized over the term of the contract. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed. When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.

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

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and included in prepaid and other and other long term assets on the balance sheet.  Stock issued in connection with securing debt is recorded to debt discount, reducing the carrying amount of the debt on the balance sheet.  Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

Common Stock Warrants

ARI issued common stock warrants in connection with equity financing arrangements in fiscal 2013.  The terms of the agreements were assessed to determine whether the instruments qualified as an equity arrangement or a debt arrangement.  Arrangements determined to be derivatives are recorded at fair value on the balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the statement of operations.  Because the Company’s warrants have no comparable market data to determine fair value, the Company hired an independent valuation firm to value the warrants using Level 3 inputs at the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using an open form simulation model.  The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement.  Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the warrants, would cause the fair value of the warrants to increase.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax basis of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of income.  Future events that could have a material impact on the valuation allowance include, but are not limited to, acquisitions, changes in payment terms of obligations, changes in use of equity instruments, changes in tax legislation.

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

Goodwill and Other Intangible Assets

As fully described in Note 1 to the consolidated financial statements, we annually review the carrying value of goodwill to determine whether an impairment may exist.  We determined that there is a single reporting unit for the purpose of goodwill impairment testing.  We estimate the fair value of the reporting unit using various valuation techniques, with our primary techniques being a discounted cash flow valuation and control premium adjusted market capitalization. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including estimating future operating results, selecting a weighted average cost of capital to discount estimated future cash flows, anticipated long-term growth rates, and future profit margins.

Estimating the fair value of a reporting unit is an inherently subjective process.  Changes in assumptions, estimates, and other inputs could result in the indication of potential impairment of a portion of the recorded goodwill.  Management believes the assumptions, estimates, and other inputs used reflect our best efforts and are appropriate for valuing the reporting unit.  Our goodwill impairment test indicated that goodwill was not impaired in fiscal 2013 or fiscal 2012.

Impairment tests are also performed for those intangible assets with estimable useful lives if circumstances warrant a review.

Earn-out Receivable

As part of the purchase price for the disposition of our AgChem EDI business, we recorded an earn-out receivable with anticipated payments to ARI annually over a four-year period following the closing date. The earn-out was recorded at fair value, which was the estimated future receipts less an imputed discount, based on the present value of the estimated earn-out payments, discounted at an imputed interest rate at the time the note is issued and any subsequent changes in prevailing interest rates shall be ignored.  Imputed interest is amortized to interest income over the life of the earn-out.  Actual earn-out receipts may vary from the estimated earn-out if the buyer’s revenues are higher or lower than estimated.  Historical receipts to date have been 29% higher than originally estimated.

Quarterly Financial Data

The following table sets forth the unaudited results of operations for each of the eight quarterly periods ended July 31, 2013, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st Quarter			2nd Quarter			3rd Quarter		4th Quarter
	2013		2012		2013	2012	2013	2012	2013	2012
Net revenues		$5,942	$5,410		$7,478	$5,501	$8,228	$5,712	$8,454	$5,871
Gross margin		$4,534	$4,274		$5,757	$4,250	$6,343	$4,334	$6,832	$4,370
Net income (loss)		$112	$272		$4	$61	$(571)	$210	$(298)	$512

Basic and diluted net income per
common share:
Basic	$	$ 0.01	$0.03	$	$ 0.00	$0.01	$($0.05)	$0.03	$($0.02)	$0.06
Diluted	$	$ 0.01	$0.03	$	$ 0.00	$0.01	$($0.05)	$0.03	$($0.02)	$0.06

Off-Balance Sheet Arrangements

ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2013.  Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2013.

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

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the year ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information Regarding Directors

The Company’s directors are divided into three classes, with staggered terms of three years each.  At the annual meeting, which is scheduled to be held on January 7, 2014, shareholders will vote on the election of three directors nominated by the Company’s Board of Directors to serve until the Company’s fiscal 2017 annual meeting of shareholders and until their successors are elected and qualified.  The following list identifies all directors of the Company:

Name	Age	Capacity Served

William C. Mortimore	68	Director
Robtert Y, Newell, IV	65	Director
Dwight B. Mamanteo	40	Director
Brian E. Dearing	58	Chairman of the Board, Director
Roy W. Olivier	54	President, Chief Executive Officer and Director
P. Lee Poseidon	58	Director
Gordon J. Bridge	71	Director
James R. Johnson	67	Director
William H. Luden, III	71	Director

Directors Whose Terms Expire at the Fiscal 2014 Annual Meeting

William C. Mortimore

Mr. Mortimore, a director since 2004, has been on the Audit Committee since 2004 and has been the Audit Committee Chair since 2007.  Mr. Mortimore has been the Managing Director of Keystone Insights, LLC, a provider of high technology solutions, since 2009.  Mr. Mortimore was the founder of Merge Technologies Incorporated (“MTI”) and was its Chief Strategist from September 2000 until July 2006, Interim Chief Executive Officer from May 2006 until July 2006, Chairman of the Board from September 2000 until May 2006, President and Chief Executive Officer from November 1987 through August 2000 and a member of the Board of Directors since its inception in November 1987 until July 2006.  MTI is a global healthcare software and services company that trades on the NASDAQ Stock Market under the symbol MRGE.  Mr. Mortimore has served as co-founder and a senior manager of several businesses in the fields of information communications technology, healthcare services and real estate and has been responsible for securing public and private financing for these organizations. Mr. Mortimore is an original member of the American College of Radiology/National Association of Electrical Manufacturers committee responsible for establishing and maintaining the DICOM medical imaging standard. Mr. Mortimore has also served as a member of the Board of Directors of MRI Devices, Inc., a privately held diagnostic imaging manufacturer, from November 2002 until its sale to Intermagnetics General Corporation in mid-2004.  Mr. Mortimore received a B.S. in Electrical Engineering from Michigan State University, an M.E.E. from the University of Minnesota and pursued doctoral studies in Electrical Engineering at the University of Minnesota.

The Nominating and Corporate Governance Committee of the Board of Directors (the “Nominating Committee”)  believes that the Board benefits from Mr. Mortimore’s substantial technical and management experience, which he has obtained through his positions with various healthcare and information technology companies, as well as public company leadership and shareholder value growth experience.  In addition, Mr. Mortimore’s experience as a director of the Company, Chairman of the Audit Committee and the “audit committee financial expert,” has provided him with an in-depth understanding of the business of the Company and the markets in which it competes.

Robert Y. Newell, IV

Mr. Newell was appointed to the Board of Directors in November of 2012.  Since 2003, Mr. Newell has been the Chief Financial Officer of Cardica, Inc. (Nasdaq: CRDC), a publicly traded designer and manufacturer of surgical devices.  Prior to this, he was the Chief Financial Officer of Omnicell, a hospital supply and medication management company.  He was a partner in the Beta Group, a business development firm from 1998 to 1999.  From 1992 to 1997, he was Chief Financial Officer of Cardiometrics.  He has held financial management positions with medical and technology companies in the Silicon Valley for over 25 years and has completed 4 initial public offerings. Prior to his business career, he was a pilot in the United States Air Force. He received a BA in mathematics from the College of William & Mary and an MBA from the Harvard Business School.

The Nominating Committee believes that the Board benefits from Mr. Newell’s substantial financial and public company experience, which he has obtained through his financial management positions with various medical and technology companies.

Dwight B. Mamanteo

Mr. Mamanteo was appointed to the Board of Directors in June 2013. Mr. Mamanteo is a Portfolio Manager at Wynnefield Capital, Inc., a private investment management firm that is an affiliate of Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, LP I, and Wynnefield Small Cap Value Offshore Fund, Ltd., all of which are significant investors of the Company. He is also a director of MAM Software Group, Inc. (Nasdaq: MAMS), a provider of innovative software and data solutions for a wide range of businesses, including automotive aftermarket. Prior to joining Wynnefield Capital, Mr. Mamanteo worked in the technology sector holding various positions with BEA Systems, VISA International, Ericsson, UNISYS, and as an independent consultant. Mr. Mamanteo has also served on the Board of Directors of CDC Software Corporation, a provider of Enterprise CRM and ERP software and EasyLink Services

International Corporation, a global provider of on-demand electronic messaging and transaction services. Mr. Mamanteo holds an M.B.A. from the Columbia University Graduate School of Business and a B.Eng. in Electrical Engineering from Concordia University in Montreal, Quebec.

Mr. Mamanteo has extensive knowledge related to capital markets that the Nominating Committee believes is invaluable to the Board’s discussions of the Company’s growth capital strategy. The Committee also believes that the Board benefits from Mr. Mamanteo’s substantial leadership experiences with various technology companies.

Directors Whose Terms Expire at the Fiscal 2015 Annual Meeting

Brian E. Dearing

Mr. Dearing is the Chairman of the Board of the Company.  He has been a director since 1995 and was elected Chairman of the Board of Directors in 1997.  He served as President and CEO from 1995 to 2008 and as Chief Corporate Development and Strategy Officer from 2008 until May 2011.  He has also served as Chief Financial Officer, Treasurer, and/or Secretary for several interim periods, including most of fiscal year 2008, part of fiscal 2009 and all of fiscal 2010.  He currently operates a consulting practice providing outsourced corporate development services to middle market companies.  Prior to joining ARI in 1995, Mr. Dearing held a series of electronic commerce executive positions at Sterling Software, Inc. in the U.S. and in Europe.  Prior to joining Sterling in 1990, Mr. Dearing held a number of marketing management positions in the EDI business of General Electric Information Services since 1986.  Mr. Dearing holds a Master’s Degree in Industrial Administration from Krannert School of Management at Purdue University and a B.A. in Political Science from Union College.

The Nominating Committee believes that Mr. Dearing’s experience with ARI in various leadership positions, including his service as Chairman of the Board, his experience as the Company’s former Chief Executive Officer and his long tenure with the Company, gives him unique insights into the Company’s challenges, opportunities and operations.  This experience, along with his extensive business background and financial expertise, make him a valuable member of the Board of Directors.

Roy W. Olivier

Mr. Olivier joined the Company in September 2006 as Vice President of Global Sales and Marketing, and was appointed as President and CEO in May 2008. He has been a director since 2008.  Before joining ARI, Mr. Olivier was a consultant to start-up, small and medium-sized businesses. Prior to that, he was Vice President of Sales and Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Before that, Mr. Olivier held various sales and marketing executive and managerial positions with several other companies in the telecommunications and computer industries, including Multicom Publishing Inc., BusinessLand and PacTel.

The Nominating Committee believes that Mr. Olivier’s experience with the Company as its President, Chief Executive Officer, and director, as well as his prior experience as the Company’s Vice President of Global Sales and Marketing, as well as his other business and industry background, has given him substantial and valuable knowledge of all aspects of the Company’s business.

P. Lee Poseidon

Mr. Poseidon was appointed to the Board of Directors in June of 2008.  Mr. Poseidon’s business experience includes his services as Venture Partner at Jumpstart, Inc., and Chief Operating Officer at Quorum Information Technologies and at the National Automobile Dealers Association.  From 2001 to 2003, he served as Senior Vice President and General Manager of ProQuest’s Global Automotive business unit.  Prior to joining ProQuest, Mr. Poseidon spent 15 years in a series of executive positions in marketing, business development, product management and strategic planning at The Reynolds and Reynolds Company.  His early career included financial analysis and management positions at NCR Corporation.  Mr. Poseidon earned his MBA from Xavier University and his B.A. from Ohio Wesleyan University.

The Nominating Committee believes that the Board benefits from the extensive management, business and industry experience Mr. Poseidon has obtained through his positions with a number of technology, publishing, manufacturing, distribution, and professional services businesses.  In addition, Mr. Poseidon’s experience as a director of the Company and his membership on various committees has provided him with a deep understanding of the business of the Company and makes him a valuable member of the Board of Directors.

Directors Whose Terms Expire at the Fiscal 2016 Annual Meeting

Gordon J. Bridge

Mr. Bridge, a director since December 1995, is a retired Information Industry senior executive.  From January 2004 to September 2006, Mr. Bridge was president, and from May 2005 to September 2006 was Chief Executive Officer of CM IT Solutions, a nationwide franchise system providing information technology consulting and support services to small and medium sized businesses.  From December 1999 to August 2001, Mr. Bridge was Chairman of the Board and Chief Executive Officer of SurferNETWORK.  From November 1995 to January 2000, Mr. Bridge was Chairman of the Board and from April 1997 to March 1998 was also Chief Executive Officer of ConnectInc.com, an enterprise software company.  Mr. Bridge held various senior executive management positions with AT&T from 1988 to 1995, including president of three business units:  Consumer Interactive Services, EasyLink Services and Computer Systems.  Prior to joining AT&T, Mr. Bridge was with the IBM Corporation for nearly 23 years, holding the positions of Vice President of Sales and Vice President of Marketing for the U.S. National Accounts Division in the mid-1980s.  In December 2011, a small business owned by Mr. Bridge filed a petition for bankruptcy under Chapter 7 of the United States Bankruptcy Code.  Mr. Bridge holds a B.A. in Mathematics from Bradley University.

The Nominating Committee believes that the Board benefits from Mr. Bridge’s experience as a senior executive at several large and small companies and in his current role as an independent consultant.  Mr. Bridge’s strong leadership experience, his extensive knowledge in the field of information technology and his long tenure as a director also provide valuable experience and insight to the Board of Directors.

James R. Johnson

Mr. Johnson, a director since April 2012, served as Chairman and Chief Executive Officer of BakBone Software, Inc., a provider of data protection technology, from November 2004 until April 2010.  Before joining BakBone, Mr. Johnson served as President and Chief Technology Officer of the Hospitality Group of SoftBrands Inc., an enterprise software company.  Prior to joining SoftBrands, Johnson was President and Senior Vice President of the Asia Pacific Group of Sterling Commerce.  Currently, Johnson serves as one of the founding directors on the board of Lister Technologies (P) Ltd, a privately-held offshore development company located in Chennai, India.  Mr. Johnson holds a Bachelor’s Degree in Operational Research from California State University, Fresno.

The Board of Directors believes that Mr. Johnson’s breadth and depth of firsthand knowledge of the international marketplace and successful track record of growing global software and enterprise applications services companies make him a valuable member of the Board of Directors.

William H. Luden, III

Mr. Luden, a director since March 2012,  served as Chief Executive Officer of InfoPartners, Inc., which provides information systems management and consulting services to hospitals, from 2002 until 2010.  Prior to InfoPartners, Mr. Luden held CEO positions with several technology companies, including ShowMeTV, Purdy Electronics and Corporate Finance Associates.  Earlier in his career, he served as CEO of the InfoSystems and Cellular One divisions of Pacific Telesis, and owned Crisman AudioVision, a chain of high-end stereo retail stores in the Rocky Mountain area.  Mr. Luden holds a Bachelor of Arts degree in Philosophy from the University of Colorado-Boulder and a Master of Business Administration from the Harvard Business School.

The Nominating Committee believes that the Board benefits from Mr. Luden’s extensive experience and proven track record of growing businesses and his strong connections in the technology industry, which the Board believes will be a valuable asset to the Board of Directors as the Company continues its strategic and tactical development.

Audit Committee

The Company’s Board of Directors has established an Audit Committee that currently is composed of Mr. Mortimore (chairman), Mr. Bridge, Mr. Dearing (non-voting member), Mr. Johnson, Mr. Newell and Mr. Poseidon.  Information regarding the functions performed by the Audit Committee, its membership, and the number of meetings held during fiscal 2013 is provided in the “Report of the Audit Committee” included in this annual report on Form 10-K.  The Board of Directors has determined that Mr. Mortimore is an “audit committee financial expert” and is “independent” as those terms are defined under the Securities and Exchange Commission (“SEC”) regulations and the listing standards of the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of Forms 3, 4 and 5 and amendments thereto furnished to the Company during fiscal 2013 pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed on a timely basis by or on behalf of reporting persons during fiscal 2013, except that late Forms 4 were filed in connection with one transaction by Mr. Poseidon, a director of the Company, one transaction by Mr. Olivier, President and Chief Executive Officer of the Company, and, to the Company’s knowledge, two transactions by Michael D. Sifen, a shareholder of the Company.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  The code of ethics is designed to promote honest and ethical conduct, including the ethical handling of conflicts of interest, compliance with applicable laws, and full, accurate, timely and understandable disclosure in reports we send to our shareholders or file with the SEC.  Violations of the code of ethics are to be reported to the Audit Committee.  A copy of the code of ethics may be obtained, without charge, by sending a request to ARI Network Services, Inc., Attention: Chief Financial Officer, 10850 West Park Place, Suite 1200, Milwaukee, Wisconsin 53224.

Item 11.  Executive Compensation

Executive Compensation

The following table sets forth compensation for the Company’s fiscal year ended July 31, 2013 for Mr. Olivier, the Company’s chief executive officer, and Darin R. Janecek and Jon M. Lintvet, who were the Company’s next two most highly compensated executive officers at the end of fiscal 2013.  We refer to these individuals collectively as the Company’s “named executive officers.”

Summary Compensation Table

						Non-Equity
						Incentive
						Plan	All Other
Name and Principal	Fiscal			Stock	Option	Compensa-	Compensa-
Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	tion (4)	tion (5)	Total
Roy W. Olivier,	2013	$285,000	$40,000	$22,500	$-	$103,328	$6,404	$457,232
President and Chief	2012	250,000	-	-	-	87,772	4,602	342,374
Executive Officer

Darin R. Janecek,	2013	$215,000	$-	$13,852	$-	$42,398	$4,288	$275,538
Chief Financial	2012	200,000	-	-	16,200	37,365	3,220	256,785
Officer, Treasurer
and Secretary

Jon M. Lintvet, (6)	2013	$180,000	$-	$15,506	$-	$26,681	$2,763	$224,950
Vice President of	2012	165,000	58,375	-	25,275	11,249	1,984	261,883
Product and Chief
Marketing Officer

(1)Amount represents a bonus of $25,000 paid to Mr. Olivier in cash and common stock during fiscal 2013 in recognition of his contribution to the successful completion of the Company’s acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing and an additional cash bonus payment to Mr. Olivier of $15,000 paid to him at the same time he received a grant of restricted stock in October 2012 to cover taxes on those shares.

(2)The values set forth in this column represent the grant date fair values computed in accordance with FASB ASC Topic 718 for the applicable fiscal year, disregarding the estimate of forfeitures for service-based vesting conditions.

(3)The values set forth in this column represent the grant date fair values computed in accordance with FASB ASC Topic 718 for the applicable fiscal year, disregarding the estimate of forfeitures for service-based vesting conditions.

(4)Amounts shown for fiscal 2012 represent annual incentive payments, long-term incentive payments in cash and long-term incentive payments in common stock, respectively, earned during fiscal 2012, as follows:  Mr. Olivier—$80,889, $3,441 and $3,441; Mr. Janecek—$37,365, $0 and $0; and Mr. Lintvet—$11,249, $0 and $0. Amounts shown for fiscal 2013 represent annual incentive payments in cash and common stock earned during fiscal 2013.

(5)Amounts represent a Company match under the Company’s 401(k) plan.

(6)Jon M. Lintvet is no longer an executive officer of the Company, effective August 20, 2013.

Stock Option Grants.

All of the Company’s employee stock option grants qualify as incentive stock options up to the $100,000 per year limitation and, with limited exceptions, vest 25% per year on July 31, provided the participant is an employee of the Company at such date.  Options are exercisable up to ten years after the date of grant, one year from the date of a termination of employment upon death or disability of the participant, 90 days from the date of termination for any reason other than “cause” or immediately upon termination for “cause.”

Annual Incentive Compensation.

The annual component of the Company’s Management Incentive Bonus Plan (“MIBP”) provides for annual cash incentives for the participants, which, in fiscal 2013, included Mr. Olivier, Mr. Janecek and Mr. Lintvet, among others.  The amount of the annual incentive opportunity was based on two management bonus objectives (“MBOs”) for each of the four fiscal quarters agreed upon by the executive officer and the chief executive officer (or Compensation Committee for the CEO) at the beginning of fiscal 2013.  Each employee’s objectives are designed to align with the Company’s core strategies.

Under the MIBP for fiscal 2013, participants were eligible for a payout of up to 100% of the quarterly incentives based on achievement of performance toward each of the established objectives. At the end of the fiscal year, participants employed by the Company became eligible for an additional payment (subject to a maximum of 150%) based on the Company’s overall performance against its MBOs.  The combined results for the fiscal year ended July 31, 2013 under the annual incentive arrangements described above resulted in payouts of 94% of the participants’ target incentive amounts for the fiscal year ended July 31, 2013.

Equity Performance Bonus Plan.

Effective beginning in fiscal 2013, the Company established a Long Term Executive Bonus Plan (“LTEB”) for executives of ARI. The purpose of the LTEB is to advance the interests of ARI by providing a competitive level of incentive for eligible executives, which will encourage them to more closely identify with shareholder interests and to place additional emphasis on achieving the corporate strategic objectives. In addition, the LTEB is intended to attract and retain key executives by offering a competitive incentive program based on ownership in ARI.

The LTEB is administered by the Compensation Committee. All Awards require the approval of the ARI Board of Directors. The amount of the Award will be determined after the close of the fiscal year based on a percentage of base salary. Except as otherwise provided by the Committee, awards will consist of (i) restricted stock as determined by the closing price of the shares at the time the Committee grants the award and (ii) cash, to cover the minimum withholding taxes on the Award. The restricted stock will be granted under the ARI 2010 Equity Incentive Plan and will vest in four installments beginning on the date of grant and the next 3 anniversaries of the date of grant.

Performance criteria will be approved by the Compensation Committee (after its evaluation of the recommendations of the CEO) as soon as possible after the beginning of each fiscal year and the actual Award will be measured based upon the satisfaction of the performance criteria during the fiscal year. Adjustments may be made, at the sole discretion of the Committee, to the value of the Award where performance results for the fiscal year are below the criteria established for the maximum award.

Except as otherwise determined by the Committee, where the award is earned by satisfaction of the performance criteria, the portion of the Award to be made in restricted stock will be equal to the dollar amount of (i) 15% of base salary for officers and 25% of base salary for the CEO, less (ii) the minimum amount of any withholding taxes due (as calculated with respect to both the taxes on the restricted stock and the cash portion of the award). The remaining portion of the award will be paid in cash and will be equal to the minimum amount of withholding taxes required to be withheld by ARI in connection with the full value of the Award (restricted stock and cash portions). In determining the minimum amount of withholding taxes required to be withheld by ARI, it will be assumed and is required that all recipients will make a Code Section 83(b) election at the time they receive the restricted stock portion of the Award. The cash portion of such Award shall be paid (in the form of withholding taxes) on the same date as the grant date of the restricted stock or on the first payroll date immediately thereafter.  Executives may not transfer vested shares of restricted stock for at least one year after the grant date. Executives may not sell more than 50% of their accumulated vested restricted shares until terminating employment. Upon termination of employment, any unvested restricted shares will be forfeited, except as otherwise provided in any Change in Control Agreement between the Executive and ARI.

The shares to be issued pursuant to the LTEB will be expensed over the requisite service period plus the vesting period.  The Company expensed $40,000 in fiscal 2013 related to the requisite service period of the fiscal 2013 LTEB, which was approved by the Compensation Committee in September 2013.  The shares issuable in connection with the fiscal 2013 LTEB are expected to be issued in January 2014.

The Compensation Committee had the ability, in its discretion, to grant Mr. Olivier a number of shares of restricted stock based on the Compensation Committee’s subjective assessment of the Company’s performance against key financial targets, investor relations program activity, peer group comparisons and other subjective factors as the Compensation Committee may deem appropriate in its discretion. The Compensation Committee granted 18,000 shares of restricted stock to Mr. Olivier in October 2012 under the 2010 Plan, pursuant to this discretion. The shares vest as follows: 4,500 shares vested immediately; 4,500 shares vest in October 2013; 4,500 shares vest in October 2014; and 4,500 shares vest in October 2015.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards

	Number of Securities Underlying					Number of	Market Value
	Unexercised Options					Shares or	of Shares or
				Option	Option	Units of	Units of
				Exercise	Expiration	Stock that have	Stock that have
Name	Exercisable	Unexercisable		Price	Date	Not Vested	Not Vested
Roy W. Olivier	50,000			$2.100	09/15/2016	9,000 (3)	$27,000 (4)
	300,000			1.530	05/01/2018

Darin R. Janecek	5,000			0.800	07/06/2019	-	-
	25,000			0.855	12/07/2019	-	-
	37,500	12,500	(1)	0.625	12/10/2020	-	-
	10,000	10,000	(2)	0.810	10/19/2021	-	-

Jon M. Lintvet	5,000			0.815	04/27/2019	-	-
	50,000			0.670	10/01/2020	-	-
	30,000			0.843	09/19/2021	-	-

(1)	Unexercisable options will vest on July 31, 2014.
(2)	50% of unexercisable options will vest on each of July 31, 2014 and 2015.
(3)

The Compensation Committee granted 18,000 shares of restricted stock in October 2012 under the 2010 Plan as a discretionary bonus to Mr. Olivier. The shares vest as follows: 4,500 shares vested immediately; 4,500 shares vested in October 2013; 4,500 shares vest in October, 2014; and 4,500 shares vest in October, 2015.

(4)	Based on a closing market price of the Company’s common stock on July 31, 2013 of $3.00 per share.

Agreements with Named Executive Officers

Mr. Olivier.  Effective October 31, 2011, the Company entered into an amended and restated employment agreement with Mr. Olivier.  The term of the amended and restated employment agreement is three years, subject to earlier termination in accordance with its terms.  Following the three-year term, the amended and restated employment agreement will automatically be renewed for successive one-year periods unless terminated by Mr. Olivier or the Company’s Board of Directors at least 30 days prior to the third year of the employment term or prior to the commencement of each renewal term.

The amended and restated employment agreement provides that Mr. Olivier will receive an annual salary of $250,000, subject to annual review and adjustment by the Compensation Committee of the Company’s Board.  During the term of the amended and restated employment agreement, Mr. Olivier will continue to be eligible to participate in the MIBP and is eligible to participate in stock option plans and grants, if any, that are offered to senior executive/officer employees of the Company, and will be entitled to receive perquisites and benefits provided by the Company to its senior executives, subject to applicable eligibility criteria.

In the event that Mr. Olivier is terminated without “cause,” by death or “disability” or for “good reason” (as such terms are defined in the amended and restated employment agreement), the amended and restated employment agreement provides that Mr. Olivier will have the right to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination.  In addition, in the event Mr. Olivier is terminated without “cause” and for “good reason,” or if the Company does not renew the amended and restated employment agreement under such circumstances, he will have the right to receive (1) his base salary, at the rate in effect at the time of termination, for one year following the date of termination; (2) a bonus for the fiscal year in which the termination occurs, equal to the average of his annual bonus for the three fiscal years ending prior to the effective date of the termination; and (3) acceleration of all of his outstanding unvested options as of the date of the termination.  If Mr. Olivier is terminated for “cause” or if he resigns from employment with the Company, or if the amended and restated employment agreement is not renewed by Mr. Olivier, he will have the right to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination.  If Mr. Olivier retires in accordance with any retirement plan or policy for senior executives adopted by the Company, he will have the right to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination, and any additional benefits provided under the retirement plan or policy.

The amended and restated employment agreement also provides that the Board will nominate Mr. Olivier to serve as a director of the Company during the term of the amended and restated employment agreement, upon each expiration of Mr. Olivier’s term as a director, and will use its best efforts to encourage the shareholders to elect him as a director of the Company.  The amended and restated employment agreement contains customary confidentiality, non-competition and non-solicitation and other provisions.

Mr. Janecek.  In connection with his appointment as the Company’s Chief Financial Officer, on December 10, 2010, the Company entered into an employment agreement with Mr. Janecek.  The term of Mr. Janecek’s employment under the agreement is for an indefinite period and the agreement may be terminated by either party at any time and for any reason or for no reason upon written notice to the other party.

The employment agreement provides that Mr. Janecek will receive an annual salary of $200,000, subject to annual review and adjustment by the Compensation Committee.  Mr. Janecek is eligible to participate in the MIBP; and is entitled to receive perquisites and benefits provided by the Company to its senior executive employees, subject to applicable eligibility criteria.  Also pursuant to his employment agreement, Mr. Janecek was, upon the approval of the Compensation Committee, granted an option to purchase 50,000 shares of the Company’s common stock pursuant to the terms of an award agreement between Mr. Janecek and the Company.

In the event that Mr. Janecek is terminated without “cause” (as defined in the agreement) or in connection with Mr. Janecek’s death or disability, or if Mr. Janecek resigns his employment with the Company for “good reason” (as defined in the agreement), the agreement provides that Mr. Janecek will have the right to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination.  In addition, in the event of a termination without cause or for good reason, Mr. Janecek will be entitled (contingent upon his execution of a severance agreement) to receive his base salary as then in effect for nine months following the effective date of the termination and a pro rated bonus payment.  If Mr. Janecek is terminated for “cause” or if he resigns his employment with the Company without good reason, he will have the right to receive any unpaid base salary with respect to the period prior to the date of termination and any earned but unpaid bonus due to him as of the effective date of termination.

Mr. Lintvet.  On December 12, 2011, the Company entered into an employment agreement with Mr. Lintvet.  The term of Mr. Lintvet’s employment under the agreement was for an indefinite period and the agreement could have been terminated by either party at any time and for any reason or for no reason upon written notice to the other party.  On August 20, 2013, Mr. Lintvet resigned from his position as Vice President of Product and Chief Marketing Officer and effective August 30, 2013, Mr. Lintvet resigned as an employee of the Company.

The employment agreement provided that Mr. Lintvet would receive an annual salary of $165,000, subject to annual review by the Company’s President and/or CEO as approved by the Company’s Board.  Mr. Lintvet was eligible to participate in the MIBP; and was entitled to receive perquisites and benefits provided by the Company to its senior executive employees, subject to applicable eligibility criteria. During the term of his employment as Vice President of Product and Chief Marketing Officer, Mr. Lintvet was also eligible to participate in stock option and equity plans and grants, if any, that were offered to senior executive officers of the Company, as determined by the Compensation Committee and approved by the Board from time to time.

The agreement provided that, in the event that Mr. Lintvet would have been terminated without “cause” (as defined in the agreement) or in connection with Mr. Lintvet’s death or disability, or if Mr. Lintvet resigned his employment with the Company for “good reason” (as defined in the agreement), Mr. Lintvet would have had the right to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination.  In addition, in the event of a termination without cause or for good reason, Mr. Lintvet would have been entitled (contingent upon his execution of a severance agreement) to receive his base salary as then in effect for nine months following the effective date of the termination and a prorated bonus payment.  Mr. Lintvet would have been terminated for “cause” or if he would have resigned his employment with the Company without good reason, he would have the right to receive any unpaid base salary with respect to the period prior to the date of termination and any earned but unpaid bonus due to him as of the effective date of termination.

Mr. Lintvet’s employment agreement terminated in connection with his resignation.

Change of Control Agreements.

The Company has entered into Change of Control Agreements (“Change of Control Agreements”) with each of its executive officers.  The Change of Control Agreements are intended to reduce the incentive for officers not to support a transaction that is beneficial to shareholders for fear that their employment would be terminated, to retain the services of these officers and to provide for continuity of management in the event of any “Change of Control,” as defined below.  These Change of Control Agreements provide that each officer shall receive severance benefits equal to two times the sum of salary and targeted bonuses and medical and dental plan continuation for two years if, within two years following a “Change of Control,” as defined below, the officer’s employment is terminated without cause or by the executive for good reason.  For this purpose, “good reason” is defined to include: (i) a material diminution of or interference with the officer’s duties and responsibilities; (ii) a change in the principal workplace of the officer to a location outside of a 50-mile radius from Milwaukee, Wisconsin; (iii) a reduction or adverse change in the salary, bonus, perquisites, benefits, contingent benefits or vacation time previously provided to the officer; or (iv) an unreasonable increase in the workload of the officer.  In addition, the officer will receive a prorated portion of the officer’s average annual bonus for the preceding three fiscal years.  If the officer leaves ARI for any other reason, within two years following a Change of Control, the officer will receive a prorated portion of the officer’s average annual bonus for the preceding three fiscal years.  The officer is under no obligation to mitigate amounts payable under the Change of Control Agreements.  In addition, upon a Change of Control, all stock options and similar awards become immediately vested and all deferred compensation becomes payable.

For purposes of the Change of Control Agreements, a “Change of Control” means any of the following events: the acquisition (other than from the Company) by any individual, entity or group, subject to certain exceptions, of beneficial ownership, directly or indirectly, of 50% or more of the combined voting power of the Company’s then outstanding voting securities; (ii) a merger, consolidation, share exchange, or sale or disposition of substantially all of the assets of the Company; or (iii) approval by the Company’s shareholders of a complete liquidation or dissolution of the Company.

Director Compensation for Fiscal 2013

	Fees Earned
	or Paid in	Stock	Option Awards	All Other
Name	Cash (1)	Awards (2)	(3) (4)	Compensation (5)	Total
Gordon J. Bridge	$97,500	$14,850	$-	$-	$112,350
Brian E. Dearing	45,500	28,530	9,780	-	83,810
James R. Johnson	35,000	14,850	-		49,850
William H. Luden, III	31,100	14,850	-	7,600	53,550
Dwight B. Mamanteo (6)	1,589	-	21,144	-	22,733
Willaim C. Mortimore	34,900	14,850	-	-	49,750
Robtert Y, Newell, IV	18,276	14,850	-	7,600	40,726
P. Lee Poseidon	34,498	14,850	-	7,600	56,948

___________________

(1)Certain of the non-employee directors elected to receive a portion of their annual fees during fiscal 2013 in common stock rather than cash.  The amount of the fees received in common stock by each non-employee director in fiscal 2013 was as follows:  Mr. Bridge – $0; Mr. Dearing – $17,061; Mr. Johnson – $0; Mr. Luden, III – $3,479; Mr. Mamanteo – $0; Mr. Mortimore – $8,900; Mr. Newell – $17,276; and Mr. Poseidon – $17,248.

(2)The values set forth in this column represent the grant date fair values computed in accordance with FASB ASC Topic 718 for the applicable fiscal year.

(3)The values set forth in this column represent the fair market value of the fiscal 2013 option grants in accordance with FASB ASC Topic 718.  The assumptions used to determine these values are described in “Stock-based Compensation Plans”, Note 10 to the consolidated financial statements.

(4)Total stock options held as of October 24, 2013 by individuals who were non-employee members of the Company’s Board of Directors during fiscal 2012 were as follows:  Mr. Bridge—124,385; Mr. Dearing—159,167; Mr. Johnson—10,000; Mr. Luden—10,000; Mr. Mamanteo—10,000; Mr. Mortimore—99,375; Mr. Newell—10,000; and Mr. Poseidon—19,000.

(5)Each of Mr. Luden, III, Mr. Newell and Mr. Poseidon were paid compensation of $7,600 in common stock during fiscal 2013 in recognition of their contribution to the successful completion of the Company’s acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing.

(6)Mr. Mamanteo was appointed to the Board of Directors effective June 5, 2013.

For fiscal 2013 service, each non-employee director received an annual cash retainer of $22,000 and 9,000 shares of the Company’s restricted common stock, which were granted in January 2013 and which will vest one year from the date of grant.  Audit Committee members receive an additional $6,000 per year ($10,000 for the chairman); Compensation Committee and Acquisitions Committee members receive an additional $4,000 per year ($7,000 for the chairman); and non-employee members of the Nominating Committee receive an additional $2,500 per year ($4,000 for the chairman).

The Chairman of the Board (currently Mr. Dearing) is compensated for his or her service as such at the rate of (a) one and one-half times that of the other non-employee directors for the cash portion of his or her regular Board service, (b) two times that of the other Directors for the equity portion of his or her regular Board service, and (c) one times that of the other Directors for service, including in an ex officio capacity, on any committee of the Board of Directors.  Mr. Dearing received a grant of 6,667 options and 18,000 shares of restricted stock in January 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of shares of common stock by each person known by the Company to beneficially own 5% or more of the common stock, by each director or nominee of the Company, by certain executive officers of the Company, and by all directors and executive officers of the Company as a group as of October 29, 2013 (unless otherwise indicated).  The address for each of the persons listed below is 10850 West Park Place, Suite 1200, Milwaukee, Wisconsin 53224, unless otherwise specified.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owners	Ownership (1)	Percent of Class

Wynnefield Funds (6)
450 Seventh Avenue, Suite 509
New York, NY 10123	1,727,989	12.39%

12 West Capital Management Funds (5)
90 Park Avenue, 41st Floor
New York, NY 10016	1,451,290	10.41%

Michael D. Sifen, Inc. (4)
500 Central Drive, Suite 106
Virginia Beach, VA 23454	1,205,128	8.64%

Peter H. Kamin (3)
One Avery Street, 17B
Boston, MA 02111	1,140,314	8.18%

Briggs & Stratton Corporation (2)
12301 West Wirth Street
Milwaukee, WI 53201	840,000	6.02%

Roy W. Olivier (7)	648,602	4.65%

Brian E. Dearing	453,573	3.25%

Gordon J. Bridge	194,653	*

William C. Mortimore	111,798	*

Darin R. Janecek	104,024	*

Jon M. Lintvet (8)	94,348	*

P. Lee Poseidon	67,981	*

James R. Johnson	19,000	*

William H. Luden, III	46,245	*

Robert Y. Newell, IV	40,253	*

Dwight Mamanteo	21,900	*

All current executive officers and
directors as a group (12 persons)	1,835,746	13.16%

   * denotes less than 1%

_______________________________

(1)

Except as otherwise noted, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Includes options exercisable within 60 days of October 29, 2013 as follows:  Mr. Olivier (350,000 shares), Mr. Janecek (77,500 shares), Mr. Lintvet (85,000 shares), Mr. Dearing (155,834 shares), Mr. Bridge (124,385 shares), Mr. Johnson (10,000 shares), Mr. Luden (10,000 shares), Mr. Newell (5,000 shares), Mr. Mortimore (99,375 shares), Mr. Poseidon (19,000 shares), Mr. Mamanteo (5,000 shares), and all executive officers and directors as a group (969,219 shares).

(2)	Ownership information is provided as of March 16, 2000 based upon Schedule 13D amendment filed April 3, 2000.
(3)

Total includes 349,740 shares of common stock held by Mr. Kamin, 151,900 shares held by the Peter H. Kamin Children’s Trust, 218,040 shares held by the Peter H. Kamin Profit Sharing Plan, 30,700 shares held by the Peter H. Kamin Family Foundation, 333,333 shares held by the Peter H. Kamin Revocable Trust and 56,601 shares held by 3K Limited Partnership.  Ownership information is provided as of January 31, 2013 based on an amended Schedule 13G/A filed on such date, except with respect to shares held by the Peter H. Kamin Revocable Trust (the “Revocable Trust”), 250,000 of which are known to the Company to have been issued to the Revocable Trust as of March 12, 2013 in connection with the Company’s private placement, and 83,333 of which are known to the Company to have been issued as a result of the exercise of the Warrant issued in connection with the Company’s private placement.

(4)

Ownership information is provided as of March 15, 2013 based upon Schedule 13G filed on May 22, 2013 by Michael D. Sifen, Inc. Total includes 498,461 shares of common stock held by Michael D. Sifen and 706,667 shares of common stock held by Michael D. Sifen, Inc., an entity controlled by Mr. Sifen.  Ownership information is based on the Company’s information with respect to (i) share certificates transferred to Mr. Sifen by the Company’s transfer agent on October 17, 2011 related to shares of common stock acquired by Channel Blade Technologies Corporation (“Channel Blade”) on April 29, 2009 in connection with the Company’s acquisition of substantially all of the assets of Channel Blade; (ii) shares of common stock issued by the Company to Michael D. Sifen, Inc., an entity controlled by Mr. Sifen, as of December 4, 2012; and (iii) shares of common stock issued to Michael D. Sifen, Inc. as a result of the exercise of the Warrant issued in connection with the Company’s private placement.

(5)

Ownership information is provided as of July 29, 2013 based upon Schedule 13G/A filed on July 31, 2013 by 12 West Capital Management LP (“12 West Management”) and Form 4 filed on July 31, 2013.  12 West Management serves as the investment manager to 12 West Capital Fund LP, a Delaware limited partnership (“12 West Onshore Fund”), and 12 West Capital Offshore Fund LP, a Cayman Islands exempted limited partnership (“12 West Offshore Fund”), and possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by 12 West Onshore Fund and 12 West Offshore Fund.  Joel Ramin, as the sole member of 12 West Capital Management, LLC, the general partner of 12 West Management, possesses the voting and dispositive power with respect to all securities beneficially owned by 12 West Management.  Total includes 995,610 shares of common stock held by 12 West Onshore Fund and 455,680 shares of common stock held by 12 West Offshore Fund.

(6)

Ownership information is provided as of July 30, 2013 based in part upon Schedule 13D/A filed on July 31, 2013 by Wynnefield Partners Small Cap Value, L.P. (“Partners”), Wynnefield Partners Small Cap Value, L.P. I (“Partners I”), Wynnefield Small Cap Value Offshore Fund, Ltd. (“Offshore”), Wynnefield Capital Management, LLC (“WCM”), Wynnefield Capital, Inc. (“WCI”), Nelson Obus and Joshua Landes (collectively the “Wynnefield Reporting Persons”) and Form 4 filed on July 31, 2013.  According to the filings, Partners, Partners I, Offshore, WCM, and WCI are each separate and distinct entities with different beneficial owners (whether designated as limited partners, shareholders or members).  WCM, a New York limited liability company, is the general partner of Partners and Partners I, each a private investment company organized as a limited partnership under the laws of the State of Delaware.  Nelson Obus and Joshua Landes are the co-managing members of WCM.  WCM is the sole general partner of Partners and Partners I and, accordingly, may be deemed to be the indirect beneficial owner of the shares of common stock that Partners and Partners I beneficially own.  WCM, as the sole general partner of Partners and Partners I, has the sole power to direct the voting and disposition of the shares of common stock that Partners and Partners I beneficially own.  Messrs. Obus and Landes are the co-managing members of WCM and, accordingly, they may be deemed to be the indirect beneficial owners of the shares of common stock that WCM may be deemed to beneficially own.  Messrs. Obus and Landes, as co-managing members of WCM, have the sole power to direct the voting and disposition of the shares of common stock that WCM may be deemed to beneficially own.  Total includes 518,201, 822,558 and 387,230 shares of common stock held by Partners, Partners I and Offshore, respectively.

(7)

Mr. Olivier’s total includes 163,352 shares held in the Company’s 401(k) plan, of which Mr. Olivier is a trustee with voting power.  Mr. Olivier disclaims any beneficial ownership in these shares in excess of his pecuniary interest 13,246 shares.

(8)	Jon M. Lintvet is no longer an executive officer of the Company, effective August 20, 2013.

Equity Compensation Plan Information

The following table sets forth certain information about shares of the Company’s common stock outstanding and available for issuance under the Company’s existing equity compensation plans:  the 1993 Director Stock Option Plan, the 2000 Employee Stock Purchase Plan, as amended, the 2000 Stock Option Plan and the 2010 Equity Incentive Plan.  The table details securities authorized for issuance under the Company’s equity compensation plans as of July 31, 2013.  The table does not include stock option grants, exercises or cancellations since July 31, 2013 and, in accordance with SEC rules, excludes information concerning the Company’s 401(k) plan.  The Company has discontinued granting options under the 1993 Director Stock Option Plan and the 2000 Stock Option Plan, although options are outstanding under those plans.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	[excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	reflected in column (a)] (c)

Equity compensation plans
approved by security holders	1,381,246	$1.37	4,249

Item 13.  Certain Relationships, Related Transactions, and Director Independence

Certain Transactions

The Company’s Audit Committee Charter provides that the responsibilities of the Audit Committee include a review and approval of all material related party transactions with directors, executive officers, persons that are beneficial owners of more than 5% of the Company’s common stock (“5% Holders”). While the Audit Committee Charter does not provide specific procedures as to the review of related party transactions, any such transactions are subject to review and evaluation by the Audit Committee based on the specific facts and circumstances of each transaction.

Securities Purchase Agreement and Warrant Issuance

As discussed in Item 7 above, on March 12, 2013, the Company entered into the Purchase Agreement with certain Purchasers whereby the Company agreed to sell and the Purchasers agreed to purchase (1) an aggregate of 3,200,000 shares of the Company’s common stock, for an amount equal to a per share purchase price of $1.50, and (2) Warrants to purchase an aggregate of 1,066,667 shares of common stock. In connection with the private placement and the subsequent exercise of 916,667 Warrants, the Company received gross cash proceeds of $6,150,000 and retirement of $300,000 of indebtedness.

Each of Peter H. Kamin and Michael D. Sifen were 5% Holders prior to the private placement, and purchased shares pursuant to the Purchase Agreement.  WCM and 12 West Capital Management Funds each became a 5% Holder as a result of the private placement. The table below summarizes the participation of each of the 5% Holders and their affiliates in the private placement.

		Shares of	Shares Subject
Name	Investment Amount	Common Stock	to Warrant
Peter H. Kamin Revocable Trust (1)	$375,000	250,000	83,333
12 West Capital Fund LP (2)	926,100	617,400	205,800
12 West Capital Offshore Fund LP (2)	423,900	282,600	94,200
Wynnefield Partners Small Cap Value, LP (3)	405,000	270,000	90,000
Wynnefield Partners Small Cap Value, LP I (3)	643,950	429,300	143,100
Wynnefield Small Cap Value Offshore Fund, Ltd (3)	301,050	200,700	66,900
Michael D. Sifen, Inc. (4)	300,000	200,000	66,667

__________________________

(1)	Peter H. Kamin has sole voting and investment power over the shares held by the Peter H. Kamin Revocable Trust.
(2)

12 West Capital Management serves as the investment manager to 12 West Onshore Fund and 12 West Offshore Fund, and possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held by those entities.  Joel Ramin, as the sole member of 12 West Capital Management, LLC, the general partner of 12 West Management, possesses the voting and dispositive power with respect to all securities beneficially owned by 12 West Management.

(3)

WCM is the sole general partner of Partners and Partners I, and the sole investment manager of Offshore, and possesses the power to vote and the power to direct the disposition of all shares of common stock of the Company held by those entities.  On June 5, 2013, the Board of Directors of the Company appointed Dwight B. Mamanteo to the Board.  Mr. Mamanteo is a Portfolio Manager at WCI, a private investment management firm that is an affiliate of the Wynnefield Reporting Persons.

(4)

Michael D. Sifen is the sole shareholder and President of Michael D. Sifen, Inc. and possesses the power to vote and the power to direct the disposition of all shares of common stock of the Company held by Michael D. Sifen, Inc.  In connection with the private placement, the Company accepted retirement of $300,000 of indebtedness related to the Sifen Note as consideration for the shares of common stock issued to Mr. Sifen’s affiliate.

Warrant Amendments

On July 26, 2013 and July 29, 2013, the Company entered into individually negotiated Warrant Amendments with certain Purchasers, whereby the exercise price with respect to Warrants to purchase, in aggregate, 916,667 shares of common stock was reduced to $1.80 per share from the date of the Warrant Amendments through July 30, 2013, after which time the exercise would revert to $2.00 per share.  5% Holders who entered into Warrant Amendments included:  Peter H. Kamin Revocable Trust; 12 West Capital Fund, LP; 12 West Capital Offshore Fund, LP; Partners; Partners I; Offshore; and Michael D. Sifen, Inc.  All 916,667 of the amended Warrants were exercised at $1.80 per share effective July 30, 2013.

Director Independence

The members of the Company’s Audit Committee, Mr. Mortimore (chairman), Mr. Bridge, Mr. Johnson, Mr. Newell and Mr. Poseidon, are each independent under the listing standards of the NASDAQ Stock Market regarding the independence of directors, including Audit Committee members.  Additionally, the members of the Company’s Board of Directors that are also members of the Nominating Committee and/or Compensation Committee, including Mr. Mortimore, Mr. Poseidon,  Mr. Bridge and Mr. Luden, are each “independent” as such term is defined under the listing standards of the NASDAQ Stock Market.

Item 14.  Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories, were as follows:

	2013	2012
Audit fees	$195,580	$104,000
Audit related fees	32,171	2,500
Tax fees	-	-
All other fees	16,395	250
Total	$244,146	$106,750

The Audit Committee pre-approves all audit and permitted non-audit services provided by the independent auditors, unless such pre-approval is waived in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X.  These services may include audit services, audit-related services, tax services and other services.  Amounts included in audit related fees relate to additional matters that arose during the course of the audit and amounts included in all other fees are for services related to the Company’s registration statement on Form S-1 and an internal software feasibility study.  The Audit Committee has delegated the authority to grant pre-approval of auditing or allowable non-audit services to the chairman of the Audit Committee.  Each pre-approval decision pursuant to this delegation is to be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits

2.1

Asset Purchase Agreement dated March 1, 2011 between ARI Network Services, Inc. and Globalrange Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 4, 2011.

2.2

Asset Purchase Agreement dated August 17, 2012 by and among ARI Network Services, Inc., Ready2Ride, Incorporated, Jamie Amy-Longacre and Ronald L. Longacre, Jr., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 23, 2012.

2.3	Bill of Sale dated as of November 28, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.
2.4

Assumption and Assignment and Transition Services Agreement dated as of November 28, 2012, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.
3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2003.
3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).
4.1

Secured Non-Negotiable Subordinated Promissory Note dated November 28, 2012 issued to Michael D. Sifen, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

4.2

First Amendment to Secured Non-Negotiable Subordinated Promissory Note dated as of March 15, 2013, between ARI Network Services, Inc. and Michael D. Sifen, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 18, 2013.

4.3	Form of Common Stock Purchase Warrant dated March 15, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2013.
4.4	Form of First Amendment to Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2013.
10.1

Form of Securities Purchase Agreement dated March 12, 2013, between ARI Network Services, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2013.

10.2

Form of Registration Rights Agreement dated as of March 12, 2013, among ARI Network Services, Inc., the Ascendiant Affiliate and each of the several Purchasers signatory thereto, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2013.

10.3*	Summary of Executive Bonus Arrangements (Fiscal 2013).
10.4*	Employment Agreement dated December 10, 2010 between Darin R. Janecek and the Company, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2010.
10.5*	Change of Control Agreement dated December 10, 2010 between Darin R. Janecek and the Company, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2010.
10.6*	ARI Network Services, Inc. 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on December 22, 2010.
10.7*

ARI Network Services, Inc. 2000 Employee Stock Purchase Plan, as Amended and Restated November 4, 2010, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2010.

10.8

Loan and Security Agreement dated as of July 27, 2011 by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 28, 2011.

10.9

Membership Interests Security Agreement dated as of July 27, 2011 by ARI Network Services, Inc. to and in favor of Fifth Third Bank, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2011.

10.10

Second Amendment to Loan and Security Agreement and Other Loan Documents, dated as of November 28, 2012, by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

10.11

Third Amendment to the Loan and Security Agreement and Other Loan Documents, dated as of March 8, 2013, by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. 333-188093), filed April 24, 2013.

10.12*	2000 Stock Option Plan, as amended, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended April 30, 2008.
10.13*

Amended and Restated Employment Agreement, executed as of October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.14*

Second Amendment to Change of Control Agreement, dated October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.15*

Employment Agreement, executed as of December 12, 2011, between Jon M. Lintvet and ARI Network Services, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2012.

10.16*

Change of Control Agreement, dated December 12, 2011, between Jon M. Lintvet and ARI Network Services, Inc., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on March 15, 2012.

10.17*

Independent Employee Sub-Contractor Agreement dated as of October 25, 2012, between ARI Network Services, Inc. and Gordon J. Bridge, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 17, 2012.

10.18*

Employment Agreement, executed as of August 14, 2012, between Marvin A. Berg and ARI Network Services, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 31, 2012.

10.19*

Change of Control Agreement, dated August 14, 2012, between Marvin A. Berg and ARI Network Services, Inc., incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended July 31, 2012.

10.20

Loan and Security Agreement dated as of April 26, 2013 among Silicon Valley Bank, ARI Network Services, Inc. and Project Viking II Acquisition, Inc., incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on April 29, 2013.

10.21

Fourth Amendment to Rights Agreement between ARI Network Services, Inc. and American Stock Transfer & Trust Company, LLC, dated as of April 25, 2013, incorporated by reference to Exhibit 10.2 to the Company Form 8-K filed on April 29, 2013.

21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*Indicates Management Contract or Compensatory Plan or Agreement.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October 2013.

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

/s/ Brian E. DearingOctober 29, 2013/s/ Robert Y. Newell, IVOctober 29, 2013

Brian E. Dearing Robert Y. Newell, IV

Chairman of the Board Director

/s/ Roy W. OlivierOctober 29, 2013 /s/ Dwight B. MamanteoOctober 29, 2013

Roy W. Olivier Dwight B. Mamanteo

Director Director

/s/ Gordon J. BridgeOctober 29, 2013

Gordon J. Bridge

Director

/s/ William C. MortimoreOctober 29, 2013

William C. Mortimore

Director

/s/ P. Lee PoseidonOctober 29, 2013

P. Lee Poseidon

Director

/s/ William H. Luden, IIIOctober 29, 2013

William H. Luden, III

Director

/s/ James JohnsonOctober 29, 2013

James Johnson

Director

Report of Wipfli LLP,

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and its Subsidiary (the Company) as of July 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Minneapolis, MN

October 29, 2013

Consolidated Financial Statements

ARI Network Services, Inc.

Years ended July 31, 2013 and 2012

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	July 31	July 31
	2013	2012
ASSETS
Cash and cash equivalents	$2,195	$1,350
Trade receivables, less allowance for doubtful accounts of $220
and $215 at July 31, 2013 and 2012, respectively	945	1,187
Work in process	154	151
Prepaid expenses and other	934	766
Deferred income taxes	2,938	2,686
Total current assets	7,166	6,140
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,641	2,592
Leasehold improvements	609	584
Furniture and equipment	2,561	1,989
	5,811	5,165
Less accumulated depreciation and amortization	3,948	3,214
Net equipment and leasehold improvements	1,863	1,951
Capitalized software product costs:
Amounts capitalized for software product costs	20,814	18,247
Less accumulated amortization	16,604	15,298
Net capitalized software product costs	4,210	2,949
Deferred income taxes	3,451	2,443
Other long term assets	141	148
Other intangible assets	4,099	1,439
Goodwill	12,198	5,439
Total assets	$33,128	$20,509

See accompanying notes

Balance Sheets

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	July 31	July 31
	2013	2012
LIABILITIES
Current portion of long-term debt	$450	$1,084
Current portion of contingent liabilities	303	-
Accounts payable	710	725
Deferred revenue	8,571	4,926
Accrued payroll and related liabilities	1,434	758
Accrued sales, use and income taxes	147	216
Other accrued liabilities	316	214
Current portion of capital lease obligations	24	150
Total current liabilities	11,955	8,073
Long-term debt	4,050	2,888
Common stock warrants at fair value	254	-
Long-term portion of contingent liabilities	418	-
Capital lease obligations	169	58
Other long term liabilities	233	274
Total non-current liabilities	5,124	3,220
Total liabilities	17,079	11,293

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2013 and 2012	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2013 and 2012	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 12,976,588 and 8,037,750 shares issued and outstanding at July 31, 2013 and 2012	13	8
Additional paid-in capital	104,816	97,218
Accumulated deficit	(88,762)	(88,009)
Other accumulated comprehensive loss	(18)	(1)
Total shareholders' equity	16,049	9,216
Total liabilities and shareholders' equity	$33,128	$20,509

See accompanying notes

Income Statement

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)

	Twelve months ended July 31
	2013	2012
Net revenue	$30,102	$22,494
Cost of revenue	6,636	5,266
Gross profit	23,466	17,228
Operating expenses:
Sales and marketing	7,480	4,585
Customer operations and support	5,834	3,213
Software development and technical support (net
of capitalized software product costs)	2,648	2,267
General and administrative	6,005	4,454
Depreciation and amortization (exclusive of amortization
of software product costs included in cost of revenue)	1,281	1,414
Loss on impairment of long-lived assets	420	-
Net operating expenses	23,668	15,933
Operating income (loss)	(202)	1,295
Other income (expense):
Interest expense	(626)	(235)
Loss on debt extinguishment	(682)	-
Loss on change in fair value of stock warrants	(635)	-
Gain on change in fair value of estimated contingent liabilities	180	-
Gain on change in fair value of contingent assets	64	70
Other, net	15	152
Total other income (expense)	(1,684)	(13)
Income (loss) before provision for income tax	(1,886)	1,282
Income tax benefit (expense)	1,133	(227)
Net income (loss)	$(753)	$1,055

Net income (loss) per common share:
Basic	$(0.08)	$0.13
Diluted	$(0.08)	$0.13

See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Twelve months ended July 31
	2013	2012
Net income (loss)	$(753)	$1,055

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17)	38
Total other comprehensive income (loss)	(17)	38
Comprehensive Income (loss)	$(770)	$1,093

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Shareholders' Equity
(Dollars in Thousands)

					Other
	Common Stock				Accumulated	Total
	Shares Issued	Par	Paid-in	Accumulated	Comprehensive	Shareholders'
	and Outstanding	Value	Capital	Deficit	Income (Loss)	Equity
Balance July 31, 2011	7,901,774	$8	$96,926	$(89,064)	$(39)	$7,831

Stock-based compensation	-	-	195	-	-	195
Issuance of common stock under company
401(k) plan	72,970	-	55	-	-	55
Issuance of common stock under executive
bonus plan	10,589	-	9	-	-	9
Issuance of common stock under employee
stock purchase plan	7,717	-	3	-	-	3
Issuance of common stock from exercise of
stock options	44,700		30			30
Subtotal	135,976	-	292	-	-	292

Net Income	-	-	-	1,055	-	1,055
Foreign currency translation adjustments	-	-	-	-	38	38
Comprehensive income	-	-	-	1,055	38	1,093
Balance July 31, 2012	8,037,750	$8	$97,218	$(88,009)	$(1)	$9,216

Stock-based compensation	-	-	193	-	-	193
Issuance of common stock related to
director compensation	99,182	-	176	-	-	176
Issuance of common stock under employee
bonus plan	119,267	-	199	-	-	199
Issuance of common stock under employee
stock purchase plan	15,155	-	17	-	-	17
Issuance of common stock from exercise of
stock options	23,600	-	13	-	-	13
Issuance of common stock related to debt
financing	464,967	1	622	-	-	623
Issuance of common stock related to
acquisition	100,000	-	101	-	-	101
Issuance of common stock related to private
placement, net of issuance costs	3,200,000	3	4,346	-	-	4,349
Issuance of common stock from exercise of
stock warrants related to private placement	916,667	1	2,706	-	-	2,707
Fair value of common stock warrants issued
related to private placement	-	-	(775)	-	-	(775)
						-
Subtotal	4,938,838	5	7,598	-	-	7,603

Net loss	-	-	-	(753)	-	(753)
Foreign currency translation
adjustments	-	-	-	-	(17)	(17)
Comprehensive loss	-	-	-	(753)	(17)	(770)
Balance July 31, 2013	12,976,588	$13	$104,816	$(88,762)	$(18)	$16,049

Shareholders' Equity includes cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding for all periods presented.

Shareholders' Equity includes junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding for all periods presented.

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Twelve months ended July 31
	2013	2012
Operating activities:
Net income	$(753)	$1,055
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,741	1,420
Amortization of discount related to present value of earnout	(25)	(43)
Amortization of bank loan fees	311	-
Depreciation and other amortization	1,281	1,414
Loss on impairment of long-lived assets	420	-
Gain on change in fair value of contingent assets	(64)	(70)
Gain on liquidation of split dollar life insurance policy	-	(123)
Loss on debt extinguishment	682	-
Loss on change in fair value of stock warrants	635	-
Gain on change in fair value of contingent liabilities	(180)	-
Provision for bad debt allowance	194	33
Deferred income taxes	(1,260)	171
Stock based compensation related to stock options	193	195
Stock issued as contribution to 401(k) plan	-	55
Net change in assets and liabilities:
Trade receivables	98	(53)
Work in process	(3)	18
Prepaid expenses and other	(82)	(55)
Other long term assets	(170)	49
Accounts payable	(16)	165
Deferred revenue	(1,042)	(356)
Accrued payroll and related liabilities	873	(493)
Accrued sales, use and income taxes	(69)	110
Other accrued liabilities	(360)	15
Net cash provided by operating activities	$2,404	$3,507
Investing activities:
Purchase of equipment, software and leasehold improvements	(722)	(699)
Cash received from liquidation of split dollar life insurance policy	-	197
Cash received on earnout from disposition of a component of the business	147	279
Net cash paid for net assets related to acquisitions	(2,479)	-
Software developed for internal use	(60)	(164)
Software development costs capitalized	(1,686)	(1,554)
Net cash used in investing activities	$(4,800)	$(1,941)
Financing activities:
Borrowings (repayments) under line of credit	-	(245)
Payments on long-term debt	(8,172)	(1,028)
Borrowings under long-term debt	6,000	-
Payments of capital lease obligations	(210)	(129)
Payment of stock issuance fees	(550)	-
Proceeds from exercise of common stock warrants	1,650	-
Proceeds from issuance of common stock	4,531	33
Net cash provided by (used in) financing activities	$3,249	$(1,369)
Effect of foreign currency exchange rate changes on cash	(8)	19
Net change in cash and cash equivalents	845	216
Cash and cash equivalents at beginning of period	1,350	1,134
Cash and cash equivalents at end of period	$2,195	$1,350
Cash paid for interest	$596	$239
Cash paid for income taxes	$91	$107

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$195	$-
Accrued earn-out receivable related to disposition of a component of the business	-	43
Issuance of common stock in connection with acquisitions	101	-
Debt issued in connection with acquisitions	3,000	-
Accrued liabilities assumed in connection with acquisitions	4,687	-
Issuance of common stock in connection with debt retirement	300	-
Issuance of common stock warrants in connection with a securities purchase agreement	775	-
Reclassification of fair value of common stock warrants to additional paid in capital	1,156	-
Issuance of common stock in connection with debt issuance and loan fees	623	-
Issuance of common stock related to payment of director compensation	176	-
Issuance of common stock related to payment of executive compensation	199	9
Contingent liabilities incurred in connection with acquisition	749	-

See accompanying notes

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1.Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or “the Company”)  creates software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) solutions that help equipment manufacturers, distributors and dealers in selected vertical markets Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used inventory, parts, garments, and accessories (”PG&A”) for customers in automotive, tire and wheel (“ATW”), powersports, outdoor power equipment (“OPE”), durable medical equipment (“DME”), marine, recreational vehicle (“RV’) and white goods industries. Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 469,000 models from over 1,400 manufacturers. More than 22,000 equipment dealers, 195 distributors and 140 manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!

Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224,  and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly-owned subsidiary, ARI Europe B.V.  We eliminated all significant intercompany balances and transactions in consolidation. Certain reclassifications were made to amounts previously reported in our financial statements in order to conform to the current presentation related to certain shared corporate overhead expenses which were reclassified between sales and marketing, customer operations and support, software development and technical support and general and administrative expenses.

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2013, for example, refer to the fiscal year ended July 31, 2013, and references to fiscal 2012 refer to the fiscal year ended July 31, 2012.

Segment Reporting

We evaluate our internal reporting, which is regularly reviewed by the Company’s chief operating decision maker to make decisions about resource allocation, on an annual basis to identify reportable segments.  We determined that the Company operates as one reportable segment as of July 31, 2013.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Translation gains and losses are translated at the weighted-average exchange rates during the period and expensed to other income (expense).  Adjustments resulting from the re-measurement of the financial statements into the reporting currency are charged or credited to comprehensive income (loss).

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, valuation of intangible assets, allowance for bad debt, accruals for anticipated future earn-out payments related to the acquisition of a business, valuation of stock-based compensation, the deferred tax valuation allowance and the fair value of common stock warrants to be significant estimates that are subject to change in the near term.

Changes in Accounting Estimates

During fiscal 2013 and fiscal 2012, the Company had a change in its estimated valuation allowance related to deferred tax assets due to ongoing revisions and evaluations of the estimated future expected results of operations and tax planning strategies.  The difference between the amounts previously recorded as a valuation allowance and the amount currently recorded was charged to income tax expense, as more fully discussed in Note 11.  The amount of this change in accounting estimate was income of $1,341,000, or $0.14 per basic and diluted common share in fiscal 2013, and $415,000, or $0.05 per basic and diluted common share, in fiscal 2012.

During fiscal 2013, the Company had a change in the estimated fair value of its contingent liabilities related to consideration for the Ready2Ride acquisition due to an evaluation of the estimated future revenues resulting from that operation.  The amount of this change in estimated fair value was income of $180,000, or $0.02 per basic and diluted common share in fiscal 2013.

Concentrations

The Company had no cash deposits in excess of the insurance coverage provided by the Federal Deposit Insurance Corporation (“FDIC”) as of July 31, 2013 that would be exposed to loss in the event of a nonperformance by the financial institution.  The Company’s policy is to maintain cash in European bank accounts only to the extent required to cover day-to-day operating activities.  Any excess European cash balances are transferred to our U.S. accounts on a periodic basis.

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2013 or fiscal 2012.

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

Sales Tax

Taxes collected from customers and remitted to governmental authorities are presented on a net basis, excluding such amounts from revenue. We are subject to examination by state tax jurisdictions for potential sales and use tax liability. We expensed $177,000 or $0.02 per share in fiscal 2012, of which $47,000 or $0.00 per share was reversed in fiscal 2013, constituting a change in estimate, for estimated potential sales tax liabilities as a result of on-going sales tax audits, which were included in general and administrative expense.

Work in Process

Work in process consists of billable professional services performed by the Company, for which revenue was recognized pursuant to contract accounting primarily using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred, which have not been invoiced as of the end of the reporting period.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. The Company developed tools for internal use related to the publication of catalog data and network software related to hosting our customer products which are included in computer equipment and software for internal use of which $60,000 and $164,000 were capitalized during fiscal 2013 and fiscal 2012, respectively.  Depreciation and amortization are computed under the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Leasehold improvements are amortized over the useful lives of the assets or the term of the related lease agreement, whichever is shorter.  Depreciation and amortization is expensed over the estimated useful lives of the assets as follows:

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

The annual amortization of software products is the greater of the amount computed using: (a) the ratio that current gross revenue for the network or a software product bear to the total of current and anticipated future gross revenue for the network or a software product, or (b) the straight-line method over the estimated economic life of the product which currently runs from two to nine years. Amortization starts when the product is available for general release to customers.  The Company capitalizes software enhancements on an on-going basis and all other software development and support expenditures are charged to expense in the period incurred.

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and included in prepaid and other and other long term assets on the balance sheet.  Stock issued in connection with securing debt is recorded to debt discount, reducing the carrying amount of the debt on the balance sheet.  Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

The Company capitalized loan fees of approximately $319,000 and $5,000, respectively, during fiscal 2013 and fiscal 2012 for closing costs associated with the line of credit and long-term debt agreements, described in Note 4, of which approximately $112,000 and $29,000, respectively, was amortized to interest expense in fiscal 2013 and fiscal 2012.  Approximately $144,000 of deferred finance costs related to debt which was paid early was charged to loss on debt extinguishment in fiscal 2013. At July 31, 2013, we had unamortized deferred loan fees of $123,000, of which $97,000 was included in other long-term assets and $26,000 in prepaid and other on the balance sheet.  At July 31, 2012, we had unamortized deferred loan fees of $60,000, of which $30,000 was included in other long-term assets and $30,000 in prepaid and other on the balance sheet.

The Company recorded a debt discount of approximately $585,000 during fiscal 2013 related to common stock issued in connection with incurred debt described in Note 4, of which approximately $47,000 was amortized to interest expense and the remaining $538,000 was charged to loss on debt extinguishment when the loan was paid off prior to maturity.

Insurance Premiums Receivable

The Company was the beneficiary of the total premiums it paid on a split-dollar life insurance policy in the event of the death of the policy holder.  Insurance premiums receivable were recorded at present value of$69,000 based on the average life expectancy of the policy holder.  During fiscal 2012, the Company surrendered the policy, receiving approximately $197,000 and recorded a book gain of $123,000, or $0.02 per basic and diluted share, and taxable income of $667,000.

Impairment of Long-Lived Assets

In accordance with GAAP, long-lived assets, including capitalized software product costs, property and equipment, and amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve judgment.  During fiscal 2013, the Company disposed of equipment and leasehold improvements with a cost basis of $420,000, recognizing a loss on impairment of long-lived assets of $420,000 or $0.04 per share related to development of an internal ERP system. We did not have any events or changes in circumstances to warrant an impairment evaluation in fiscal 2012.

Goodwill

GAAP requires that we assess goodwill for impairment annually, or more frequently if circumstances warrant a review.  Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  We tested for goodwill impairment at July 31, 2013 and 2012.

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

We determined that there is a single reporting unit for the purpose of goodwill impairment tests.  We estimate the fair value of the reporting unit using various valuation techniques, with the primary technique being a discounted cash flow analysis. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including most significantly the weighted average cost of capital (“WACC”) used to discount future cash flows, anticipated long-term growth rates, and future profit margins.  Management uses its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized.  We estimated future cash flows using two forecast scenarios and management used its judgment to assign a weighting to each scenario.  Step 1 of the goodwill impairment test indicated that goodwill was not impaired in fiscal 2013 or fiscal 2012.  As a result, step 2 of the test was not performed.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed at each reporting date or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of operations.

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

Fair Value Assets and Liabilities

ARI uses the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.  The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Common Stock Warrants

ARI periodically issues common stock warrants in connection with debt and equity financing arrangements.  The terms of the agreements are assessed to determine whether the instrument qualifies as an equity arrangement or a debt arrangement.  Arrangements determined to be derivatives are recorded at fair value as liabilities on the balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the statement of operations.

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the statement of operations, are expensed as incurred.  Total advertising costs were $171,000 and $134,000 in fiscal 2013 and fiscal 2012, respectively.

Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that has not been recognized in the calculation of net income. We reported comprehensive income (loss), which includes net income and foreign currency translation adjustments, in the Consolidated Statements of Comprehensive Income (Loss) and Shareholders’ Equity for fiscal 2013 and fiscal 2012.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and estimatable, in accordance with GAAP.   We had no legal provisions in fiscal 2013 or fiscal 2012.

Recently Adopted Accounting Standards

Beginning August 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-05, related to the presentation of comprehensive income on the financial statements.  Under the new guidance, the Company reports comprehensive income in a separate but consecutive to the statement of operations.

Beginning August 1, 2012, the Company adopted ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill.  Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The impact of adopting this new standard did not have a material impact on the Company’s consolidated financial statements.

The Company has not adopted any other new accounting standards during fiscal 2013 that have had a material impact on the financial statements.

New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11 related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  We are evaluating the potential impact of adopting these standards on the consolidated financial statements for fiscal 2014 and beyond.

Management has reviewed recently issued accounting pronouncements and believes that there are no other pronouncements that will have a material impact on the Company’s financial statements in fiscal 2014.

2.Basic and Diluted Net Income per Common Share

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

The following table is a reconciliation of basic and diluted net income per common share for fiscal 2013 and fiscal 2012 (in thousands, except per share data):

	Twelve months ended July 31
	2013	2012

Net income (loss)	$(753)	$1,055

Weighted-average common shares outstanding	9,814	7,997
Effect of dilutive stock options and warrants	-	174
Diluted weighted-average common shares outstanding	9,814	8,171

Earnings (loss) per share
Basic	$(0.08)	$0.13
Diluted	$(0.08)	$0.13

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,596	877

3.Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software	Accumulated	Net
	Product Costs	Amortization	Value
Balance 7/31/11	$16,693	$(13,878)	$2,815
Capitalized costs	1,554	-	1,554
Amortization expense	-	(1,420)	(1,420)
Balance 7/31/12	$18,247	$(15,298)	$2,949
Capitalized costs	1,686	-	1,686
Acquired software	1,316		1,316
Disposals	(435)	435	-
Amortization expense	-	(1,741)	(1,741)
Balance 7/31/13	$20,814	$(16,604)	$4,210

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs consist of the following at July 31, 2013 (in thousands):

2014	$1,530
2015	1,115
2016	683
2017	339
2018	172
thereafter	371
$4,210

4.Debt

Silicon Valley Bank

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by the Company:  (a) the one, two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent senior leverage ratio, total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at July 31, 2013).

Senior Leverage	Applicable Margin	Applicable Margin
Ratio	for Libor Loans	for Prime Rate Loans

>= 1.75 to 1.0:	3.25%	1.00%
> 1.25 to 1.00 but <1.75 to 1.00:	3.00%	0.75%
<= 1.25 to 1.00:	2.75%	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before April 26, 2015.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $112,500 commencing on August 1, 2013 through May 1, 2014; $168,750 commencing on August 1, 2014 through May 1, 2015; and $281,250 commencing on August 1, 2015 through February 1, 2018.  All remaining principal in respect of the term loan is due and payable on April 26, 2018.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $90,000.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants at July 31, 2013.

Fifth Third Bank

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

On August 17, 2012, the Credit Facilities were amended to increase the principal amount of the Term Loan by $1,000,000,  and extend the maturity date to December 15, 2014.  Each of the Credit Facilities bore interest at a rate based on the one,  two,  three or six month LIBOR (as selected by the Company on the last business day of each month) plus 4.0%.

On November 28, 2012 the Credit Facilities were further amended to waive the provisions of the Agreement that would prohibit ARI’s acquisition of 50 Below and the financing of $3,500,000 of the acquisition with a secured subordinated promissory note in the same amount.  Under the amendment, Fifth Third consented to the acquisition of the 50 Below assets and the related transactions and provided waivers of certain provisions of the Credit Facilities, subject to certain terms and conditions.  Such terms and conditions included, among others:  (i) amendments to the fixed charge coverage ratio and senior leverage (maximum senior funded debt to EBITDA) ratio financial covenants; (ii) the addition of a maximum total funded debt to EBITDA ratio financial covenant; (iii) amendment of the revolving loan and term loan maturity dates from July 27, 2014 to December 15, 2013; and (iv) other customary terms and conditions.

On March 8, 2013, the Company entered into the Third Amendment to the Loan and Security Agreement.  The Third Amendment was intended for the following purposes:  (i) to amend the definition of EBITDA to permit adjustments for certain non-recurring transaction expenses and certain other non-cash expenses; (ii) to amend the required fixed charge coverage ratio for the rolling four fiscal quarter periods ending January 31, 2013 and April 30, 2013 to 0.90x and 1.00x, respectively; (iii) to restrict the Company’s ability to enter into certain transactions without the prior written consent of Fifth Third, including, without limitation, certain change in control transactions, reclassifications, reorganizations and recapitalizations of the Company’s Common Stock; and (iv) to permit the Company to use the net cash proceeds from an equity raise transaction in excess of $1,500,000 for working capital or to prepay the outstanding principal balance under other debt obligations described below.  The Loan Agreement Amendment also contained Fifth Third Bank’s consent to the Company raising additional capital by selling and issuing additional equity securities, and waivers by Fifth Third of the provisions of the Loan and Security Agreement that would otherwise have prohibited such a transaction, subject to certain terms and conditions.  All amounts owed under the Loan and Security Agreement were paid in full as of April 26, 2013 in connection with the Company’s entry into the Agreement with SVB, as described above.

Sifen Note

On November 28, 2012, the Company issued a Secured Non-Negotiable Subordinated Promissory Note (the “Sifen Note”) to Michael D. Sifen, Inc. (the “Holder”), an affiliate of an existing shareholder of the Company, in aggregate principal amount of $3,500,000, the proceeds of which were used to partially fund the 50 Below acquisition.  Interest accrued on the outstanding unpaid principal under the Sifen Note at a rate of 10.0% per annum.  Accrued interest only was payable quarterly commencing on February 28, 2013 and continuing until May 28, 2016, at which time all accrued interest and outstanding principal would be due and payable in full.  As partial consideration for the Sifen Note, the Company issued 440,000 shares of the Company’s common stock to the Holder valued at approximately $585,000, which was recorded as a reduction to long-term debt and was being amortized to interest expense over the life of the note.  A portion of the outstanding balance on the Sifen Note was retired in March 2013 in connection with the Holder’s acquisition of Company common stock under the Securities Purchase Agreement, described in Note 9, and the remaining balance on the Sifen Note was paid in full as of April 26, 2013.

During fiscal 2013, the Company recognized a loss on the early extinguishment of primarily the Sifen Note and Fifth Third Bank debt totaling $682,000 related to unamortized deferred loan fees and debt discount.

The following table sets forth certain information related to the Company’s long-term debt as of July 31, 2013 and 2012 (in thousands):

	July 31	July 31
	2013	2012
Notes payable principal	$4,500	$3,972
Less current maturities	(450)	(1,084)
Notes payable - non-current	$4,050	$2,888

Minimum principal payments due on the Term Loan are as follows for the fiscal years ending (in thousands):

2014	$450
2015	675
2016	1,125
2017	1,125
2018	1,125
$4,500

5.Business Combinations

On November 28, 2012, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc. (“50 Below”), a leading provider of eCommerce websites in the powersports, ATW and DME industries for a purchase price of $5,000,000 and the assumption of contracts having deferred revenue (ongoing service requirements for which ARI will not receive payment) valued in the amount of $4,601,000.  The Company did not assume any outstanding debtor-in-possession financing obligation; however, the Company agreed to: (a) cover claims held by certain employees against the estate of 50 Below, subject to a cap of $17,000; and (b) release any potential claim against 50 Below for alleged infringement of ARI’s intellectual property rights.

The Company funded $1,500,000 of the purchase price through a combination of the Company’s operating cash flows and availability under its existing credit facilities, including a $900,000 earnest money payment made on October 29, 2012.  The balance of the purchase price was funded through the Sifen Note, which was discussed in Note 4.

The following tables show the preliminary and adjusted allocation of the purchase price (in thousands):

Purchase
Price
Cash	$1,500
Financed by note payable	3,500
Assumed liabilities	4,601
Purchase Price	$9,601

Purchase
Allocation
Prepaid expenses	$9
Furniture and equipment	106
Developed technology	950
Tradenames	130
Customer Relationships	2,180
Goodwill	6,226
Purchase Price Allocation	$9,601

Intangible assets include the fair value of tradenames with a useful life of 2 years and customer relationships with a useful life of 15 years.  Goodwill of $6,226,000 represents the additional benefits provided to the Company by the acquisition of 50 Below through operational synergies.  The acquisition increased the Company’s portfolio of equipment dealer websites by 230% and is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provides entry into new, high growth markets, including ATW and DME.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for its customers, employees and shareholders than the sum of the stand‐alone business units.  The Company recognized $7,363,000 of revenue related to the 50 Below acquisition during fiscal 2013 since the date of acquisition.  The Company acquired approximately $7,000,000 of tax deductible goodwill related to the 50 Below acquisition.

The following unaudited pro forma information for the fiscal year ended July 31, 2013 reflects the historical results of both companies with pro forma adjustments as if the acquisition had occurred on August 1, 2012. The unaudited pro forma information for the fiscal year ended July 31, 2012 reflects the historical results of operations of both companies, with pro forma adjustments as if the acquisition had occurred on August 1, 2011. The unaudited pro forma combined financial information does not reflect any cost savings, operating synergies, revenue enhancements or implementation costs that the combined company may achieve as a result of the acquisition.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and 50 Below's financial position or results of operations for any future date or period.

	Twelve months ended July 31
	2013	2012
Revenue	$33,304	$31,305
Net loss	$(622)	$(1,929)

Net loss per common share:
Basic	$(0.06)	$(0.23)
Diluted	$(0.06)	$(0.23)

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

	Twelve months ended July 31
	2013	2012
Amortization of internally developed technology	$35	$106
Amortization of intangible assets	68	200
Acquisition-related professional fees	(790)	-
Interest expense	172	517
Income tax benefit	(439)	(1,990)

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride markets aftermarket fitment data to the powersports industry, which furthers ARI’s differentiated content strategy and expands ARI’s product offerings into aftermarket PG&A.

Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000.  In addition, the Company was required to pay a contingent hold-back purchase price of $125,000 on or before August 17, 2013 (included in current portion of contingent liabilities) and will be required to pay an additional $125,000 on or before August 17, 2014 (included in long term portion of contingent liabilities), contingent upon the occurrence of certain customer-

related events as described in the Purchase Agreement.  In addition, under the original terms of the Asset Purchase Agreement, the Company would have been required to pay a contingent earn-out purchase price ranging from, in aggregate, $0 to $1,500,000, with payments beginning in October 2013 based on revenue on the first, second and third anniversaries of the closing of the acquisition.

The contingent earn-out payable is measured at fair value on a recurring basis calculated using the present value of future estimated revenue over the next three years, which was originally estimated at $500,000. Unrealized gains and losses for changes in fair value are recognized in earnings. Because the contingent earn-out payable has no comparable market data or significant observable inputs to determine fair value, it is classified as a Level 3 measurement.  The primary factors used to determine the fair value include: (i) the estimated future revenue related to the acquired business over the next three years; and (ii) the estimated risk free interest rate of a market participant.  Increases in the estimated future revenue related to the acquired business, which has the most impact on the fair value of the contingent earn-out, would cause the fair value of the earn-out to increase.

The Company recorded a gain on change in fair value of the estimated contingent earn-out payable of approximately $180,000 or $0.02 per basic and diluted share as a result of a weighted average of three revenue projections for the remainder of the earn-out period.  The following table shows changes in the estimated earn-out payable for the twelve months ended July 31, 2013 (in thousands):

Beginning Balance	$-
Original fair value of earnout payable	500
Imputed interest recognized	151
Gain on change in fair value of earnout	(180)
Ending Balance	$471

The balance of contingent liabilities includes $303,000 in current portion of contingent liabilities and $418,000 in long term portion of contingent liabilities on the balance sheet at July 31, 2013, with estimated payments as follows:

Year Ending July 31,	Earnout	Holdback	Total

2014	$178	$125	$303
2015	178	125	303
2016	178	-	178
Total Estimated Payments	534	250	784
Less imputed interest	(63)	-	(63)
Present value of Contingent Liabilities	$471	$250	$721

On October 22, 2013, the Company amended the Purchase Agreement in relation the earn-out payments as follows: (i) the first earn-out payment is comprised of $125,000 and 10,000 shares of common stock payable in November 2013; (ii) the second earn-out payment is comprised of $125,000 and 15,000 shares of common stock payable in September 2014; and (iii) the third earn-out payment is comprised of $125,000 and 15,000 shares of common stock payable in September 2015.  The amendment will not have a material impact on the Company’s financial statements.

The following tables show the purchase price and the allocation of the purchase price (in thousands):

Purchase
Price
Cash- net	$478
Assumed liabilities	419
Holdback	250
Earnout	500
Common Stock	101
Purchase Price	$1,748

Purchase
Price
Allocation
Accounts receivable	$43
Furniture and equipment	12
Unearned revenue	(86)
Developed technology	366
Customer Relationships	880
Goodwill	533
Purchase Price Allocation	$1,748

Intangible assets consist primarily of customer contracts and relationships with an estimated useful life of 16 years.  Goodwill consists of operating synergies, vendor relationships, new sales territories and industries.  The Company incurred legal fees of $55,000 for the three month period ended October 31, 2012 in connection with the Ready2Ride acquisition, which were included in general and administrative expense.  Ready2Ride contributed $640,000 of revenue during fiscal 2013.  We have evaluated and determined that the Ready2Ride assets acquired as described above do not constitute a business that is “significant” as defined in the applicable SEC regulations

6.Disposition of a Component of an Entity

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

The contingent earn-out receivable is measured at fair value on a recurring basis calculated using the present value of future estimated revenue over the next three years. Unrealized gains and losses for changes in fair value are recognized in earnings. Because the contingent earn-out receivable has no comparable market data or significant observable inputs to determine fair value, it is classified as Level 3 measurement.  The primary factors used to determine the fair value include: (i) the estimated future revenue related to the business recognized by the buyer over the next three years; and (ii) the estimated risk free interest rate of a market participant.  Increases in the estimated future revenue related to the business sold, which has the most impact on the fair value of the contingent earn-out receivable, would cause the fair value of the earn-out to increase.

The amount of the earn-out receivable was originally estimated at $580,000 less an imputed discount of $97,000, based on the present value of the estimated earn-out payments (the “Earn-Out Receivable”), discounted at 14%, which was the prevailing rate of interest charged on the Company’s debt at the time of the sale.  The discount is amortized to interest income, which is included in other income on the consolidated statements of income, over the life of the earn-out.

An assessment of the expected future cash flows of the Earn-Out Receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain or loss in other expense (income). The Company recorded a benefit of approximately $64,000 and $70,000 during fiscal 2013 and fiscal 2012, respectively, related to the expected future cash flows of the Earn-Out Receivable.

The remaining earn-out receivable includes $114,000 in prepaid expenses and other and $46,000 in other long term assets on the balance sheet at July 31, 2013, with estimated receivables as follows:

Year Ending July 31,

2014	$128
2015	51
Total Estimated Payments	179
Less imputed interest	(19)
Present value of Earnout Receivable	$160

 The following table shows changes in the Earn-Out Receivable during fiscal 2013 and fiscal 2012:

	2013	2012
Beginning Balance	$218	$384
Net receipts	(147)	(279)
Imputed interest recognized	25	43
Change in estimate	64	70
Ending Balance	$160	$218

7.Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements.  Amortizable intangible assets are composed of the following at July 31, 2013 and 2012 (in thousands):

	Customer Relationships				Wgtd avg
	Cost		Accumulated	Net	remaining
	Basis		Amortization	Value	life
Balance 7/31/11	$4,004	-	$(2,102)	$1,902
Activity	-	-	(552)	(552)
Balance 7/31/12	$4,004		$(2,654)	$1,350
Activity	3,060	-	(436)	2,624
Balance 7/31/13	$7,064		$(3,090)	$3,974	11.64

	Trade Names
	Cost		Accumulated	Net
	Basis		Amortization	Value
Balance 7/31/11	$253	-	$(114)	$139
Activity	-	-	(50)	(50)
Balance 7/31/12	$253		$(164)	$89
Activity	130	-	(94)	36
Balance 7/31/13	$383		$(258)	$125	1.16

	Total Intangibles
	Cost		Accumulated	Net
	Basis		Amortization	Value
Balance 7/31/11	$4,257	-	$(2,216)	$2,041
Activity	-	-	(602)	(602)
Balance 7/31/12	$4,257		$(2,818)	$1,439
Activity	3,190	-	(530)	2,660
Balance 7/31/13	$7,447		$(3,348)	$4,099	11.42

The estimated amortization expense related to intangible assets for the years subsequent to July 31, 2013 is as follows (in thousands):

2014	$587
2015	506
2016	485
2017	414
2018	200
Thereafter	1,907
$4,099

8.Capital and Operating Leases

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2021. The Company is generally liable for its share of the landlord’s direct operating expenses and real estate taxes related to these leases. Total rental expense for the operating leases was $801,000 in fiscal 2013 and $629,000 in fiscal 2012.

Rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differs from the pattern of payments required by the leases. Other accrued liabilities included $258,000 and $312,000 of deferred rent at July 31, 2013 and 2012, respectively.

ARI leases approximately 16,300 square feet of office space located at 10850 West Park Place, Milwaukee, Wisconsin 53224, which commenced on July 17, 2009 and expires on July 17, 2021.  Over the twelve year lease agreement, annual base rent of $149,000 increases approximately 2.9% per year.  Rent abatement was negotiated for the first fifteen months totaling approximately $187,000.  Annual projected operating costs and taxes, which are subject to change, are currently $9.20 per square foot.

The following table shows equipment and leasehold improvements with capital lease obligations (in thousands):

	2013	2012
Equipment and leasehold improvements	$244	$547
Less: accumulated depreciation (1)	-	366
Net equipment and leasehold improvements with
outstanding capital lease obligations	$244	$181

(1) Depreciation of leased equipment and leasehold improvements is included in depreciation and other amortization

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2014	$36	$590
2015	49	472
2016	49	323
2017	49	328
2018	49	334
Thereafter	8	1,036
Total minimum lease payments	240	3,083
Less amounts related to interest	47	-
Net minimum lease payments	$193	$3,083

9.Shareholder Rights Plan

On August 7, 2003, the Company adopted a Shareholder Rights Plan designed to protect the interests of common shareholders from an inadequate or unfair takeover, but not affect a takeover proposal which the Board of Directors believed to be fair to all shareholders.  Under the Shareholder Rights Plan adopted by the Board of Directors, all shareholders of record on August 18, 2003 received one Preferred Share Purchase Right for each share of common stock they owned.  These Rights traded in tandem with the common stock until and unless they were triggered.  Should a person or group have acquired more than 10% of ARI’s common stock (or if an existing holder of 10% or more of the common stock were to increase its position by more than 1%), the Rights would have become exercisable for every shareholder except the acquirer that triggered the exercise. The Rights, if triggered, would have given the rest of the shareholders the ability to purchase additional stock of ARI at a substantial discount.  The Rights Agreement, as amended, expired on August 18, 2013.

10.Stock-based Compensation Plans

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $193,000 and $195,000 during fiscal 2013 and fiscal 2012, respectively.  There was approximately $140,000 and $164,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of July 31, 2013 and 2012, respectively.  There were no capitalized stock-based compensation costs at July 31, 2013 or 2012.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table:

	Twelve months ended July 31
	2013	2012
Expected life (years)	10 years	10 years
Risk-free interest rate	1.7%	2.1%
Expected volatility	130.6%	125.1%
Expected forfeiture rate	15.0%	20.9%
Expected dividend yield	-%	-%
Weighted-average estimated
fair value of options granted
during the year	$1.32	$1.11
Cash received from the exercise
of stock options	$12,307	$31,209

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during fiscal 2013 and fiscal 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	1,236,333	$1.36	6.10	$34,041
Granted	-	n/a	n/a	n/a
Exercised	(41,325)	0.70	n/a	14,820
Forfeited	(95,239)	1.11	n/a	n/a
Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Exercisable at 7/31/12	1,021,682	$1.46	4.83	$77,361

Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Granted	-	n/a	n/a	n/a
Exercised	(19,100)	0.47	n/a	48,262
Forfeited	(93,883)	1.53	n/a	n/a
Outstanding at 7/31/13	986,786	$1.41	4.22	$1,564,296
Exercisable at 7/31/13	959,325	$1.44	4.22	$1,499,616

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 and $0.15 to $2.74 at July 31, 2013 and July 31, 2012, respectively.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during fiscal 2013 and 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	181,092	$0.75
Granted	-	n/a
Vested	(81,880)	0.80
Forfeited	(21,125)	0.81
Non-vested at 7/31/12	78,087	$0.69

Non-vested at 7/31/12	78,087	$0.69
Granted	-	n/a
Vested	(45,564)	0.71
Forfeited	(5,062)	0.69
Non-vested at 7/31/13	27,461	$0.64

The weighted average remaining vesting period was 1.0 and 1.38 years at July 31, 2013 and 2012, respectively.

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

Changes in option shares under the 2010 Plan during fiscal 2013 and fiscal 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/11	54,250	$0.67	9.64	$5,570
Granted	280,667	1.16	n/a	n/a
Exercised	(3,375)	0.66	n/a	1,300
Forfeited	(20,875)	0.95	n/a	n/a
Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Exercisable at 7/31/12	117,960	$1.06	9.18	$19,333

Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Granted	155,668	1.37	n/a	n/a
Exercised	(4,500)	0.73	n/a	520
Forfeited	(67,375)	0.87	n/a	n/a
Outstanding at 7/31/13	394,460	$1.25	8.70	$691,485
Exercisable at 7/31/13	217,315	$1.24	8.70	$382,235

The range of exercise prices for options outstanding under the 2010 Plan was $0.58 to $2.50 and $0.58 to $1.70 at July 31, 2013 and 2012, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during fiscal 2013 and fiscal 2012 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/11	32,937	$0.67
Granted	280,667	1.16
Vested	(101,772)	1.13
Forfeited	(19,125)	0.98
Non-vested at 7/31/12	192,707	$1.12

Non-vested at 7/31/12	192,707	$1.12
Granted	155,668	1.37
Vested	(120,355)	1.33
Forfeited	(50,875)	0.91
Non-vested at 7/31/13	177,145	$1.25

The weighted average remaining vesting period was 1.72 and 1.8 years at July 31, 2013 and 2012, respectively.

Restricted Stock

During the twelve months ended July 31, 2013, the Company granted an aggregate of 225,416 shares of restricted stock to certain executive officers, directors and employees under the 2010 plan, 72,000 shares of which will vest one year from the date of grant, and the balance of which vested on the date of grant, subject to 30-day restrictions on transfer.  In addition, 18,000 shares of restricted stock were issued in October 2012 under the 2010 Plan to an executive of the Company. The shares vest as follows: 4,500 shares vested immediately; 4,500 shares vest in October 2013; 4,500 shares vest in October 2014; and 4,500 shares vest in October 2015.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, of which 200,311 and 185,156 of the shares have been issued as of July 31, 2013 and 2012, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Long-Term Executive Bonus Plan

The Compensation Committee has the ability, at its discretion, to grant restricted stock based on subjective factors as the Compensation Committee may deem appropriate at its discretion and granted 18,000 of restricted shares with a market price of $1.25 on the date of grant, valued at $22,000 in October 2012 as a discretionary bonus. 4,500 shares vested as of July 31, 2013, and the remaining 13,500 shares vest equally in October 2013, October 2014 and October 2015.  The Company expensed $4,000 in fiscal 2013, with the remaining balance, included in prepaid and other on the balance sheet at July 31, 2013, expensed over the remaining vesting period.

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.  The amount of the award will be determined after the close of the fiscal year based on subjective and performance criteria.  Except as otherwise provided by the Compensation Committee, awards will consist of (i) restricted stock based on a percentage of base salary and the number of shares granted will be based upon the closing price of the shares at the time the Committee determines the amount of the Award, which will be the same as the grant date of the restricted stock and (ii) cash, to cover the minimum withholding taxes on the Award. The restricted stock will be granted under the ARI 2010 Equity Incentive Plan and will vest in four installments, beginning on the date of grant and the next three anniversaries of the date of grant.  The LTEB is expensed over the requisite service period plus the vesting period.  The Company expensed $40,000 in fiscal 2013 related to the requisite service period of the fiscal 2013 LTEB, the amount of which was approved in September 2013, included in accrued payroll and related liabilities on the balance sheet at July 31, 2013.

11.Income Taxes

The provision for income taxes is composed of the following (in thousands):

	Twelve months ended July 31
	2013	2012
Current:
Federal	$(69)	$(34)
State	(59)	(60)
Change in valuation allowance	1,417	1,087
Deferred, net	(156)	(1,220)
Income tax benefit (expense)	$1,133	$(227)

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

Significant components of our deferred tax liabilities and assets as of July 31 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$2,617	$3,893
Alternative minimum tax credit carryforwards	210	150
Deferred revenue	2,739	1,642
Software product costs	339	105
Intangible assets	505	521
Other	482	803
Total deferred tax assets	$6,892	$7,114
Valuation allowance for deferred tax assets	(217)	(1,634)
Net deferred tax assets	$6,675	$5,480
Deferred tax liabilities:
Goodwill	(286)	(351)
Net deferred taxes	$6,389	$5,129

As of July 31, 2013, the Company had accumulated NOLs for federal and state tax purposes of approximately $7,112,000 and $3,819,000, respectively, which expire as follows (in thousands):

Year ended July 31, *	Federal	State
2014	$-	$482
2015	-	3,258
2019 Ɨ	119	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
	$7,112	$3,819

* Years not shown have no amounts that expire.

Ɨ  Reduced for fiscal 2013 estimated usage.

An assessment is performed semi-annually of the likelihood that the Company’s net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Operations.

The Company recorded a benefit related to a net change in estimate on our valuation allowance of approximately $1,341,000, or $0.14 per basic and diluted share, and $415,000, or $0.05 per basic and diluted share, during fiscal 2013 and 2012, respectively , as a result of our evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income on at least a semi-annual basis.  The gain recognized in fiscal 2013 was primarily due to the following:

•	In fiscal 2013, we achieved higher than estimated revenue growth, which had a positive impact on our estimated future taxable income.
•	We acquired a new business on November 27, 2012, (described in Note 5), which we estimate will increase our taxable income over the period of forecasted NOL utilization.
•	We acquired approximately $4.6 million of deferred revenue related to the afore-mentioned acquisition, which allowed us to utilize current year NOLs prior to expiration.

The gain recognized in fiscal 2012 was primarily due to the following:

•	In fiscal 2012, we achieved higher than estimated revenue growth, which had a positive impact on our estimated future taxable income.
•

We included the estimated taxable income and losses of a business acquired on August 17, 2012, (described in Note 5), which we estimate will increase our taxable income over the period of forecasted NOL utilization.

•	In fiscal 2012, we had taxable income related to the liquidation of a split term life insurance policy, allowing us to use more of our NOLs than we had forecasted.

During fiscal 2013 and fiscal 2012, $0 and $1,599,000, respectively, of federal NOLs expired.  These expired NOLs have been included in the calculation of the change in valuation allowance.  We will continue to evaluate the realizability of our deferred tax assets on a semi-annual basis.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 3% to U.S. based income before income taxes is as follows (in thousands):

	2013	2012
Computed income taxes at 37%	$575	$(544)
Permanent items	(275)	(222)
Change in estimated valuation allowance	1,341	415
Prior year true ups	(325)	110
Other	(183)	14
Income tax (expense) benefit	$1,133	$(227)

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of July 31, 2013 and 2012.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.   Fiscal years subsequent to 2009 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

12.Employee Benefit Plan

ARI has a qualified retirement savings plan (the “401(k) Plan”) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of  $17,500 ($23,000 over age 50) in calendar year 2013 and  $17,000 ($22,500 over age 50) in calendar year 2012 (subject to adjustment in future years) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company contributes $0.50 per $1.00 contributed by the employees with a maximum of 4% of an employee’s salary.  During fiscal 2013, the Company contributed $178,000 to the 401(k) Plan related to matching of employee contributions.  During fiscal 2012, the Company contributed $130,000 to the 401(k) Plan related to fiscal 2012 matching of employee contributions and issued 72,970 shares of common stock to the 401(k) Plan related to fiscal 2011 matching of employee contributions. The amounts charged to expense for the 401(k) contributions, net of forfeitures, were $178,000 and $130,000 for the fiscal years 2013 and 2012, respectively.

13.Shareholders’ Equity

On March 12, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) whereby the Company agreed to sell and the Purchasers agreed to purchase (1) an aggregate of 3,200,000 shares (the “Shares”) of the Company’s common stock for an amount equal to a per share purchase price of $1.50, and (2) warrants (the “Warrants”) to purchase an aggregate of 1,066,667 shares of common stock (the “Warrant Shares”).  The Warrants, which were issued pursuant to Common Stock Purchase Warrant agreements dated March 15, 2013 (the “Warrant Agreements”), were exercisable immediately upon issuance (with certain exceptions) at an exercise price of $2.00 per share.  Outstanding Warrants will expire on March 15, 2018.  In addition to such issuances, on March 15, 2013, the Company issued a warrant to purchase in the aggregate 64,000 shares of common stock to Ascendiant Capital Partners, LLC and the Ascendiant Affiliate (“Ascendiant”) on the same terms as the Warrant Agreements described above pursuant to the terms of the Company’s placement agency arrangement with Ascendiant.

In connection with the transaction, the Company received gross cash proceeds of $4,500,000 and retirement of $300,000 of indebtedness under the Sifen Note.  The transactions contemplated by the Purchase Agreement, including the issuance of the Shares and the Warrants, were completed on March 15, 2013.

On July 26, 2013 and July 29, 2013, the Warrant Agreements between the Company and the holders of 916,667 of the Warrants were amended to temporarily reduce the exercise price of the Warrants from $2.00 per share to $1.80 per share through the close of business on July 30, 2013.  All 916,667 of the amended Warrants were exercised at $1.80 per share on July 30, 2013. The Company recorded a charge of $77,000 related to the decrease in exercise price. There were 214,000 Warrants outstanding at July 31, 2013 with a strike price of $2.00 per share and a fair value of $254,000 included in long-term liabilities on the balance sheet.

Fair Value of Warrants

The Warrant Agreements include a down-round protection feature which reduces the strike price of the Warrants from $2.00 to $1.50 if there is a private placement for less than the $2.00 strike price, which resulted in the Warrants being treated as a derivative instrument. The Warrants are recorded as a liability on the balance sheet at fair value.  Changes in fair value are recorded to gain or loss on change in fair value of stock warrants on the Statement of Operations.  The down-round protection feature expires on March 12, 2014, at which time any remaining balance of Warrants outstanding would no longer have a derivative feature and would be reclassified to equity.

Because the Warrants have no comparable market data to determine fair value, the Company hired an independent valuation firm to value the Warrants at the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using an open form simulation model.  The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement.  Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the Warrants, would cause the fair value of the Warrants to increase.  Because of the significant unobservable inputs used to calculate fair value, the Warrants are classified as Level 3 inputs.

The Warrants are measured at fair value on a recurring basis. Unrealized gains and losses on items measured at fair value are recognized in earnings.  In fiscal 2013, we incurred a loss of $635,000 related to the Warrants primarily as a result of an increase in the market value of the Company’s common stock.  The following table shows changes to the Warrants during fiscal 2013 (in thousands):

Fair value measurements using:	Level 1 inputs: quoted prices in active markets for identical assets	Level 2 inputs: significant other observable inputs	Level 3 inputs: significant unobservable inputs
Balance 7/31/12	$-	$-	$-
Additions	-	-	775
Fair value at exercise date	-	-	(1,156)
Change in fair value	-	-	635
Balance 7/31/13	$-	$-	$254

14.Litigation

None.