Form 10-K/A
period 2013-07-31
ARI NETWORK SERVICES INC /WI
filed 2013-10-30
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013
( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  ____________________ to _______________________

Commission file number 000-19608

ARI Network Services, Inc.

(Name of small business issuer in its charter)

WISCONSIN
(State or other jurisdiction of	39- 1388360
incorporation or organization)	(IRS Employer Identification No.)

10850 West Park Place, Suite 1200, Milwaukee, Wisconsin  53224

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

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of ARI Network Services, Inc. (the “Company”) for the fiscal year ended July 31, 2013 is being filed for the sole purpose of attaching as Exhibit 23.1 the consent of Wipfli LLP, the Company’s independent registered public accounting firm.  The exhibit was inadvertently omitted from the original Form 10-K filing.  No changes have been made to the original Form 10-K, and this Form 10-K/A does not reflect any events that may have occurred subsequent to the original filing or modify any disclosures made in the original filing.

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

10.3*	Summary of Executive Bonus Arrangements (Fiscal 2013), incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

10.4*	Employment Agreement dated December 10, 2010 between Darin R. Janecek and the Company, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2010.
10.5*	Change of Control Agreement dated December 10, 2010 between Darin R. Janecek and the Company, incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2010.
10.6*	ARI Network Services, Inc. 2010 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on December 22, 2010.
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

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer, incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013.
32.2	Section 1350 Certification of Chief Financial Officer, incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

*Indicates Management Contract or Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of October 2013.

ARI NETWORK SERVICES, INC.

By:  /s/ Roy W. Olivier

Roy W. Olivier

President and Chief Executive Officer

By:   /s/ Darin R. Janecek

Darin R. Janecek

Vice President of Finance and Chief Financial Officer