Form 10-Q
period 2013-10-31
ARI NETWORK SERVICES INC /WI
filed 2013-12-16
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 000-19608

ARI Network Services, Inc.

(Exact name of registrant as specified in its charter)

WISCONSIN       39-1388360

(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

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

YESüNO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YESüNO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filerAccelerated filer

Non-accelerated filerSmaller reporting companyü

(Do not check if a smaller reporting

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YESNOü

As of December 9, 2013 there were  13,131,588 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013

Item  1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	October 31	July 31
	2013	2013
ASSETS
Cash and cash equivalents	$1,121	$2,195
Trade receivables, less allowance for doubtful accounts of $227
and $220 at October 31, 2013 and July 31, 2013, respectively	1,369	945
Work in process	117	154
Prepaid expenses and other	819	934
Deferred income taxes	2,817	2,938
Total current assets	6,243	7,166
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,752	2,641
Leasehold improvements	612	609
Furniture and equipment	2,636	2,561
	6,000	5,811
Less accumulated depreciation and amortization	4,125	3,948
Net equipment and leasehold improvements	1,875	1,863
Capitalized software product costs:
Amounts capitalized for software product costs	21,362	20,814
Less accumulated amortization	17,048	16,604
Net capitalized software product costs	4,314	4,210
Deferred income taxes	3,451	3,451
Other long term assets	120	141
Other intangible assets	3,949	4,099
Goodwill	12,198	12,198
Total assets	$32,150	$33,128

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)
(Unaudited)
	October 31	July 31
	2013	2013
LIABILITIES
Current portion of long-term debt	$506	$450
Current portion of contingent liabilities	318	303
Accounts payable	553	710
Deferred revenue	7,933	8,571
Accrued payroll and related liabilities	1,295	1,434
Accrued sales, use and income taxes	104	147
Other accrued liabilities	590	316
Current portion of capital lease obligations	30	24
Total current liabilities	11,329	11,955
Long-term debt	3,882	4,050
Common stock warrants at fair value	276	254
Long-term portion of contingent liabilities	151	418
Capital lease obligations	163	169
Other long term liabilities	228	233
Total non-current liabilities	4,700	5,124
Total liabilities	16,029	17,079

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 12,996,588 and 12,976,588 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	13	13
Additional paid-in capital	104,868	104,816
Accumulated deficit	(88,737)	(88,762)
Other accumulated comprehensive loss	(23)	(18)
Total shareholders' equity	16,121	16,049
Total liabilities and shareholders' equity	$32,150	$33,128

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Income
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended October 31
	2013	2012
Net revenue	$8,160	$5,942
Cost of revenue	1,560	1,408
Gross profit	6,600	4,534
Operating expenses:
Sales and marketing	2,457	1,221
Customer operations and support	1,611	1,046
Software development and technical support (net
of capitalized software product costs)	556	613
General and administrative	1,488	1,071
Depreciation and amortization (exclusive of amortization
of software product costs included in cost of revenue)	321	280
Net operating expenses	6,433	4,231
Operating income	167	303
Other income (expense):
Interest expense	(70)	(68)
Loss on change in fair value of stock warrants	(22)	-
Gain on change in fair value of estimated contingent liabilities	26	-
Other, net	8	4
Total other expense	(58)	(64)
Income before provision for income tax	109	239
Income tax expense	(84)	(126)
Net income	$25	$113

Net income per common share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three months ended October 31
	2013	2012
Net income	$25	$113

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5)	(10)
Total other comprehensive income	(5)	(10)
Comprehensive Income	$20	$103

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three months ended October 31
	2013	2012
Operating activities:
Net income	$25	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	444	396
Amortization of discount related to present value of earnout	(4)	(8)
Amortization of bank loan fees	31	12
Depreciation and other amortization	321	279
Loss on change in fair value of stock warrants	22	-
Gain on change in fair value of contingent liabilities	(26)	-
Provision for bad debt allowance	32	25
Deferred income taxes	121	105
Stock based compensation related to stock options	36	37
Net change in assets and liabilities:
Trade receivables	(453)	(153)
Work in process	37	(119)
Prepaid expenses and other	115	15
Other long term assets	(17)	(32)
Accounts payable	(158)	(195)
Deferred revenue	(638)	(295)
Accrued payroll and related liabilities	(140)	85
Accrued sales, use and income taxes	(43)	(97)
Other accrued liabilities	269	341
Net cash provided by (used in) operating activities	$(26)	$509
Investing activities:
Purchase of equipment, software and leasehold improvements	(189)	(381)
Earnest money paid for business acquisition	-	(900)
Cash received on earnout from disposition of a component of the business	37	49
Cash paid for contingent liabilities related to acquisitions	(252)	-
Net cash paid for net assets related to acquisitions	-	(898)
Software development costs capitalized	(548)	(396)
Net cash used in investing activities	$(952)	$(2,526)
Financing activities:
Borrowings (repayments) under line of credit	-	220
Payments on long-term debt	(112)	(247)
Borrowings under long-term debt	-	1,000
Payments of capital lease obligations	-	(49)
Proceeds from issuance of common stock	16	8
Net cash provided by (used in) financing activities	$(96)	$932
Effect of foreign currency exchange rate changes on cash	-	(4)
Net change in cash and cash equivalents	(1,074)	(1,089)
Cash and cash equivalents at beginning of period	2,195	1,350
Cash and cash equivalents at end of period	$1,121	$261
Cash paid for interest	$71	$65
Cash paid for income taxes	$66	$114

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$-	$101
Accrued liabilities assumed in connection with acquisitions	-	86
Issuance of common stock related to payment of executive compensation	-	22
Contingent liabilities incurred in connection with acquisition	-	749

See accompanying notes

Notes to Unaudited Consolidated Financial Statements

1. Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or “the Company”) creates software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) solutions that help equipment manufacturers, distributors and dealers in selected vertical markets to Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used inventory, parts, garments, and accessories (”PG&A”) for customers in the outdoor power equipment (“OPE”), powersports, automotive tire and wheel (“ATW”), durable medical equipment (“DME”), marine, recreational vehicle (“RV”) and white goods industries.  Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 469,000 models from over 1,400 manufacturers.  More than 22,000 equipment dealers, 195 distributors and 140 manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Duluth, Minnesota; Cypress, California; Virginia Beach, Virginia; Floyds Knobs, Indiana; and Leiden, The Netherlands.

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly-owned subsidiary, ARI Europe B.V.  We eliminated all significant intercompany balances and transactions in consolidation.  Certain reclassifications were made to amounts previously reported in our financial statements in order to conform to the current presentation related to certain shared corporate overhead expenses which were reclassified between sales and marketing, customer operations and support, software development and technical support and general and administrative expenses. This had no impact on gross profit, total operating expenses or net income.

Significant Accounting Policies

Our accounting policies are fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2013, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2013.  There were no changes to our accounting policies during the three months ended October 31, 2013.

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

Revenue for use of the network and for information services is recognized on a straight-line basis over the term of the contract.

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential to software license arrangements include customizing complex features and functionality in a product’s base software code or developing complex interfaces within a customer’s environment. When professional services are considered essential to software license arrangements, the professional service revenue is recognized pursuant to contract accounting using the percentage-of-

completion method with progress-to-completion measured based upon labor hours incurred. Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of this type of arrangement, is amortized over the term of the contract. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed.  When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.

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

The annual amortization of software products is the greater of the amount computed using: (a) the ratio that current gross revenue for the network or a software product bear to the total of current and anticipated future gross revenue for the network or a software product, or (b) the straight-line method over the estimated economic life of the product which currently runs from two to nine years. Amortization starts when the product is available for general release to customers.  The Company capitalizes software enhancements on an on-going basis; all other software development and support expenditures are charged to expense in the period incurred.

Fair Value Assets and Liabilities

ARI uses the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted market prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The asset’s or liability’s fair value measurement level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Common Stock Warrants

ARI has periodically issued common stock warrants in connection with debt and equity financing arrangements.  The terms of the agreements are assessed to determine whether the instrument qualifies as an equity arrangement or a debt arrangement.  Arrangements determined to be derivatives are recorded at fair value as liabilities on the balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the Statement of Income.

Legal Provisions

ARI may be periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and can be reasonably estimated.   We had no legal provisions for the three months ended October  31, 2013 and 2012.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended October 31
	2013	2012

Net income	$25	$113

Weighted-average common shares outstanding	12,995	8,123
Effect of dilutive stock options and warrants	763	126
Diluted weighted-average common shares outstanding	13,758	8,249

Earnings per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	-	902

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $36,000 and $37,000 for the three month periods ended October 31, 2013 and 2012, respectively.  There was approximately $110,000 and $155,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of October  31, 2013 and 2012, respectively.  There were no capitalized stock-based compensation costs at October  31, 2013 or July 31, 2012.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three months ended October  31, 2013 and 2012:

	Three months ended October 31
	2013		2012
Expected life (years)		n/a	10 years
Risk-free interest rate		n/a	1.6%
Expected volatility		n/a	130.1%
Expected forfeiture rate		n/a	22.0%
Expected dividend yield		n/a	-%
Weighted-average estimated
fair value of options granted
during the year	$	n/a	$0.96
Cash received from the exercise
of stock options		$15,400	$8,191

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than 10 years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  As a result, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the three months ended October  31, 2013 and 2012 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Granted	-	n/a	n/a	n/a
Exercised	(10,800)	0.58	n/a	6,194
Forfeited	(86,508)	1.58	n/a	n/a
Outstanding at 10/31/12	1,002,461	$1.40	4.97	$114,006
Exercisable at 10/31/12	926,874	$1.46	4.73	$78,772

Outstanding at 7/31/13	986,786	$1.41	4.22	$1,564,296
Granted	-	n/a	n/a	n/a
Exercised	(20,000)	0.77	n/a	50,000
Forfeited	(3,125)	0.95	n/a	n/a
Outstanding at 10/31/13	963,661	$1.43	3.93	$1,773,485
Exercisable at 10/31/13	948,700	$1.44	3.88	$1,733,891

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 and $0.15 to $2.74 at October 31, 2013 and 2012, respectively.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2013 and 2012 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/12	78,087	$0.69
Granted	-	n/a
Vested	-	n/a
Forfeited	(2,500)	0.73
Non-vested at 10/31/12	75,587	$0.68

Non-vested at 7/31/13	27,461	$0.64
Granted	-	n/a
Vested	(12,500)	0.67
Forfeited	-	n/a
Non-vested at 10/31/13	14,961	$0.62

The weighted average remaining vesting period was .75 and 1.12 years at October  31, 2013 and 2012, respectively.

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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three months ended October  31, 2013 and 2012 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Granted	20,000	1.00	n/a	n/a
Exercised	(3,000)	0.66	n/a	1,485
Forfeited	(3,500)	0.66	n/a	n/a
Outstanding at 10/31/12	324,167	$1.10	9.09	$57,070
Exercisable at 10/31/12	111,710	$1.09	8.97	$22,325

Outstanding at 7/31/13	394,460	$1.25	8.70	$691,485
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(8,875)	1.43	n/a	n/a
Outstanding at 10/31/13	385,585	$1.24	8.45	$781,652
Exercisable at 10/31/13	224,440	$1.21	8.24	$463,167

The range of exercise prices for options outstanding under the 2010 Plan was $.58 to $2.50 and $0.58 to $1.70 at October 31, 2013 and 2012, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2013 and 2012 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/12	192,707	$1.12
Granted	20,000	1.00
Vested	-	n/a
Forfeited	(250)	0.66
Non-vested at 10/31/12	212,457	$1.11

Non-vested at 7/31/13	177,145	$1.25
Granted	-	n/a
Vested	(15,000)	0.84
Forfeited	(1,000)	1.09
Non-vested at 10/31/13	161,145	$1.29

The weighted average remaining vesting period was 1.49 and 1.61 years at October 30, 2013 and 2012, respectively.

Restricted Stock

During the three months ended October  31, 2012,  the Company issued 18,000 shares of restricted stock under the 2010 Plan as a discretionary bonus to an executive of the Company.  The shares vest as follows: 4,500 shares vested immediately; 4,500 shares vested on July 31, 2013; 4,500 shares vest on July 31, 2014; and 4,500 shares vest on July 31, 2015. No restricted shares were issued during the three month period ended October 31, 2013.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 225,000 shares of common stock reserved for issuance, of which 200,311 of the shares have been issued as of October  31, 2013 and July 31, 2013, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Long-Term Executive Bonus Plan

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.  The amount of the awards will be determined after the close of the fiscal year based on subjective and performance criteria. Except as otherwise provided by the Compensation Committee, awards will consist of (i) restricted stock based on a percentage of base salary and the number of shares granted will be based upon the closing price of the shares at the time the Committee determines the amount of the Award, which will be the same as the grant date of the restricted stock and (ii) cash, to cover the minimum withholding taxes on the Award. The restricted stock will be granted under the ARI 2010 Equity Incentive Plan and will vest in four installments, beginning on the date of grant and the next three anniversaries of the date of grant.  Awards under the LTEB are expensed over the requisite service period plus the vesting period.  The Company expensed $30,000 and $0 related to the LTEB for the three months ended October 31, 2013 and 2012, respectively.

The Compensation Committee has the ability, at its discretion, to grant restricted stock based on subjective factors as the Compensation Committee may deem appropriate and granted 18,000 of restricted shares with a market price of $1.25 on the date of grant, valued at $22,000, in October 2012 as a discretionary bonus. 9,000 shares were vested as of October 2013 and the remaining 13,500 shares vest equally in October 2014 and October 2015.  In connection with this grant, the Company expensed $4,000 in fiscal 2013 and $1,000 during the three months ended October 31, 2013, with the remaining balance, included in prepaid and other on the balance sheet at October 31, 2013.

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

The Company funded $1,500,000 of the purchase price through a combination of the Company’s operating cash flows and availability under its existing credit facilities, including a $900,000 earnest money payment made on October 29, 2012.  The balance of the purchase price was funded through a secured non-negotiable promissory note (the “Sifen Note”) issued to Michael D. Sifen, Inc., an affiliate of an existing shareholder of the Company.

The following tables show the preliminary allocation of the purchase price (in thousands):

Purchase
Price
Cash	$1,500
Financed by note payable	3,500
Assumed liabilities	4,601
Purchase Price	$9,601

Purchase
Allocation
Prepaid expenses	$9
Furniture and equipment	106
Developed technology	950
Tradenames	130
Customer Relationships	2,180
Goodwill	6,226
Purchase Price Allocation	$9,601

Intangible assets include the fair value of tradenames with a useful life of 2 years and customer relationships with a useful life of 15 years.  Goodwill of $6,226,000 represents the additional benefits provided to the Company by the acquisition of 50 Below through operational synergies.  The acquisition increased the Company’s portfolio of equipment dealer websites by 230% and is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provided entry into new, potentially high growth markets, including ATW and DME.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for its customers, employees and shareholders than the sum of the stand‐alone business units.  The Company acquired approximately $7 million of tax deductible goodwill related to the 50 Below acquisition.

The following unaudited results of operation for the three months ended October 31, 2013 reflect actual results of the Company, which include the results of the 50 Below operation for the entire period. The unaudited pro forma information for the three months ended October 31, 2012 reflects the historical results of operations of both companies, with pro forma adjustments as if the acquisition had occurred on August 1, 2012. The unaudited pro forma combined financial information does not reflect any cost savings, operating synergies, revenue enhancements or implementation costs that the combined company have achieved as a result of the acquisition.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and 50 Below's financial position or results of operations for any future date or period.

	Three months ended October 31
	2013	2012
Revenue	$8,160	$8,343
Net income (loss)	$25	$(381)

Net income (loss) per common share:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

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

	Three months ended October 31
	2013	2012
Amortization of internally developed technology	$-	$26
Amortization of intangible assets	-	51
Acquisition-related professional fees	-	-
Interest expense	-	129
Income tax benefit	-	(330)

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride markets aftermarket fitment data to the powersports industry, which furthers ARI’s differentiated content strategy and expands ARI’s product offerings into aftermarket PG&A.

Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock, assumed liabilities totaling approximately $419,000,  a contingent hold-back purchase price of up to  $250,000 and a contingent earn-out purchase price ranging from, in aggregate, $0 to $1,500,000.

On October 22, 2013, the Company amended the Purchase Agreement in relation to the earn-out payments as follows: (i) the first earn-out payment is composed of $125,000 paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment is composed of $125,000 and 15,000 shares of common stock payable in September 2014; and (iii) the third earn-out payment is composed of  $125,000 and 15,000 shares of common stock payable in September 2015.

The contingent earn-out payable was initially measured at fair value on a recurring basis calculated using the present value of future estimated revenue over the next three years, which was originally estimated at $500,000.  Prior to the amendment, because the contingent earn-out payable had no comparable market data or significant observable inputs to determine fair value, it was classified as a Level 3 measurement.  Because the amended Purchase Agreement defines the future payments and the payments are no longer contingent on future events, the contingent earn-out is now classified as a Level 1 fair value measurement.  Unrealized gains and losses for changes in fair value are recognized in earnings.

The following table shows changes in the estimated holdback and earn-out payable for the three months ended October  31, 2013 (in thousands):

	2013	2012
Beginning Balance	$721	$-
Original fair value of holdback and earnout payable	-	749
Payments made	(250)	-
Imputed interest recognized	24	-
Gain on change in fair market value	(26)	-
Ending Balance	$469	$749

The balance of the holdback and the earn-out payable includes $318,000 in current portion of contingent liabilities and $151,000 in other long-term liabilities on the unaudited balance sheet at October 31, 2013, with estimated payments as follows (in thousands):

Contingent
Year Ending July 31,	Liabilities

2014	$33
2015	315
2016	190
Total Estimated Payments	538
Less imputed interest	44
Present value of Contingent Liabilities	$469

The following tables show the estimated fair value and the allocation of the purchase price (in thousands):

Purchase
Price
Cash- net	$478
Assumed liabilities	419
Holdback	250
Earnout	500
Common Stock	101
Purchase Price	$1,748

Purchase
Price
Allocation
Accounts receivable	$43
Furniture and equipment	12
Unearned revenue	(86)
Developed technology	366
Customer Relationships	880
Goodwill	533
Purchase Price Allocation	$1,748

Intangible assets consist primarily of customer contracts and relationships with an estimated useful life of 16 years.  Goodwill consists of operating synergies, vendor relationships, new sales territories and industries.  The Company incurred legal fees of $55,000 for the three month period ended October 31, 2012 in connection with the Ready2Ride acquisition, which were included in general and administrative expense.  The Company determined that the Ready2Ride assets acquired as described above do not constitute a business that is “significant” as defined in the applicable SEC regulations.

The results of operations related to the 50 Below and Ready2Ride acquisitions since the date of acquisition are included in the consolidated statements of income for the periods presented.  It is impracticable to segregate this information as the acquired businesses have been integrated into the operations of ARI and are no longer readily identifiable.

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

The remaining earn-out receivable is composed of  $100,000 included in prepaid expenses and other and $27,000 included in other long term assets on the unaudited balance sheet at October  31, 2013, with estimated receivables as follows (in thousands):

Year Ending July 31,

2014	$91
2015	51
Total Estimated Payments	142
Less imputed interest	(15)
Present value of Earnout Receivable	$127

The following table shows changes in the earn-out receivable during the three and nine months ended October  31, 2013 and 2012 respectively (in thousands):

	2013	2012
Beginning Balance	$160	$218
Net receipts	(37)	(49)
Imputed interest recognized	4	8
Ending Balance	$127	$177

6.  Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements associated with the Company’s acquisitions.  Amortizable intangible assets are composed of the following at October 31, 2013 and 2012 (in thousands):

Customer Relationships	Wgtd avg
Cost	Accumulated	Net	remaining
Basis	Amortization	Value	life
Balance 7/31/12	$4,004	-	$(2,654)	$1,350
Activity	880	(84)	796
Balance 10/31/12	$4,884	$(2,738)	$2,146

Balance 7/31/13	$7,064	-	$(3,090)	$3,974
Activity	-	(121)	(121)
Balance 10/31/13	$7,064	$(3,211)	$3,853	11.49

Trade Names
Cost	Accumulated	Net
Basis	Amortization	Value
Balance 7/31/12	$253	-	$(164)	$89
Activity	-	(11)	(11)
Balance 10/31/12	$253	$(175)	$78

Balance 7/31/13	$383	-	0	(258)	$125
Activity	-	(29)	(29)
Balance 10/31/13	$383	$(287)	$96	0.93

Total Intangibles
Cost	Accumulated	Net
Basis	Amortization	Value
Balance 7/31/12	$4,257	-	$(2,818)	$1,439
Activity	880	-	(95)	785
Balance 10/31/12	$5,137	$(2,913)	$2,224

Balance 7/31/13	$7,447	-	$(3,348)	$4,099
Activity	-	-	(150)	(150)
Balance 10/31/13	$7,447	$(3,498)	$3,949	11.23

The estimated amortization expense related to intangible assets for the fiscal years subsequent to October 31, 2013 is as follows (in thousands):

2014	$437
2015	506
2016	485
2017	414
2018	200
Thereafter	1,907
$3,949

7. Debt

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by the Company:  (a) the one,  two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent Senior Leverage Ratio, defined as total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at October 31, 2013).

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

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company. The Company was in compliance with its debt covenants at October 31, 2013.

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

In the third quarter of fiscal 2013, the Company recognized a loss on the early extinguishment of primarily the Sifen Note and Fifth Third Bank debt totaling$682,000 related to unamortized deferred loan fees and debt discount.

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of October 31, 2013 and audited balance sheet as of July 31, 2013 (in thousands):

	October 31	July 31
	2013	2013
Notes payable principal	$4,388	$4,500
Less current maturities	(506)	(450)
Notes payable - non-current	$3,882	$4,050

8. Income Taxes

The unaudited provision for income taxes for the three months ended October 31, 2013 and 2012 is composed of the following (in thousands):

	Three months ended October 31
	2013	2012
Current:
Federal	$-	$-
State	(6)	(22)
Deferred, net	(78)	(104)
Income tax benefit (expense)	$(84)	$(126)

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

As of October 31, 2013, after deducting year to date taxable income, the Company had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $7,180,000 and $3,819,000, respectively, which expire as follows (in thousands):

Year ended July 31, *	Federal	State
2014	$-	$482
2015	-	3,258
2019	182	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
2034	5	-
	$7,180	$3,819

* Years not shown have no amounts that expire.

A detailed assessment is performed semi-annually or when events occur that would warrant an assessment of the likelihood that the Company’s net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Operations.  Our remaining valuation allowance against deferred tax assets was approximately $217,000 at October 31, 2013, which primarily relates to state NOLs expected to expire in fiscal 2014 through 2015.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 3% to U.S. based income before income taxes is as follows for the three months ended October 31 (in thousands):

	2013	2012
Computed income taxes at 37%	$(64)	$(121)
Permanent items	(23)	(4)
Other	3	(1)
Income tax (expense) benefit	$(84)	$(126)

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of October 31, 2013 and 2012.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.  Fiscal years subsequent to 2009 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

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

On July 26, 2013 and July 29, 2013, the Warrant Agreements between the Company and the holders of 916,667 of the Warrants were amended to temporarily reduce the exercise price of the Warrants from $2.00 per share to $1.80 per share through the close of business on July 30, 2013.  All 916,667 of the amended Warrants were exercised at $1.80 per share on July 30, 2013. There were 214,000 Warrants outstanding at October 31, 2013 with a strike price of $2.00 per share and a fair value of $276,000 included in long-term liabilities on the balance sheet.

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

Because the Warrants have no comparable market data to determine fair value, the Company hired an independent valuation firm to value the Warrants at the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using an open form simulation model.  The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement.  Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the Warrants, would cause the fair value of the Warrants to increase.  Because of the significant unobservable inputs used to calculate fair value, the Warrants are classified as Level 3 measurements.

The Warrants are measured at fair value on a recurring basis. Unrealized gains and losses on items measured at fair value are recognized in earnings.  We incurred a loss of $22,000 for the three months ended October 31, 2013 related to the Warrants primarily as a result of an increase in the market value of the Company’s common stock.  The following table shows changes to the Warrants during the three months ended October 31, 2013 (in thousands):

Fair value measurements using:	Level 1 inputs: quoted prices in active markets for identical assets	Level 2 inputs: significant other observable inputs	Level 3 inputs: significant unobservable inputs
Balance 7/31/13	$-	$-	$254
Change in fair value	-	-	22
Balance 10/31/13	$-	$-	$276

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended October 31, 2013 and 2012, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion, including, without limitation, the section entitled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2013, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

ARI Network Services, Inc. creates award-winning SaaS and DaaS solutions that help equipment manufacturers, distributors and dealers in selected vertical markets Sell More Stuff!TM – online and in-store.  We remove the complexity of selling and servicing parts, garments and accessories (“PG&A”) for our customers in the outdoor power equipment (“OPE”), powersports, automotive tire and wheel (“ATW”), durable medical equipment (“DME”), marine, recreational vehicle (“RV”) and white goods industries. Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 469,000 models from over 1,400 manufacturers.  Our customers include nearly all of the largest manufacturers and distributors in each of the vertical markets we serve, and we estimate that more than 22,000 equipment dealers, 195 distributors and 140 manufacturers worldwide leverage our web or eCatalog platforms to Sell More Stuff! TM.

Our Solutions

Our software as a service (“SaaS”) and data as a service (“DaaS”) solutions include: (i) eCommerce-enabled websites, which provide a web presence for dealers and serve as a platform for driving leads and eCommerce sales; (ii) eCatalogs, which drive sales of inventory and PG&A both online and within the dealership; and (iii) lead management software designed to increase sales for dealers through more efficient management and improved closure of leads.  Our solutions also improve our customers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both which serve to significantly improve a customer’s overall experience with the dealer.

Our SaaS and DaaS solutions are sold through our internal sales force and are composed primarily of recurring license and eCatalog subscriptions.  Customers typically sign annual, auto-renewing contracts.  Today, more than 90% of our revenues are recurring.

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

Websites are sold through our inside sales teams, which are aligned by vertical market.  The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). We typically charge a nominal, one-time set-up fee to develop a new dealer website.  Recurring fees charged for websites include a monthly subscription fee and transaction fees.  Our websites are typically sold under one year, auto-renewing contracts.  We currently host and maintain more than 5,500 websites for dealers in all of our vertical markets.  Websites have become ARI’s largest source of revenue and accounted for 52% of total revenue during the quarter ended October 31, 2013.

eCatalog Platform Solutions

Our eCatalog solutions, which encompass our PartSmart®, PartSmart Web™ and PartStream™ products, leverage our industry-leading library of electronic whole goods and PG&A content to allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment.  We believe that our eCatalog solution is the fastest and most efficient in the market, as it allows multi-line dealers to quickly access data for any of the brands serviced from within the same software, allowing the dealer’s parts and service operations to more quickly identify, locate and sell products and services to their customers. Our eCatalog solutions include:

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

We derived approximately 43% of our revenues from our eCatalog solutions during the quarter ended October 31, 2013.  Our eCatalog products are sold through our dedicated internal sales team, and fees charged include a recurring license fee, subscription fees for subscribed catalogs, and in some cases, page view fees.

Lead Management Product

Our award-winning SaaS solution, Footsteps™, is designed to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues for our customers. Footsteps™ connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product is used as a complete database of customers and prospects, and manages the dealer-to-customer relationship, from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.   We derived approximately 3% of our revenues from Footsteps™ in the first quarter of fiscal 2014.

Other Solutions

We also offer a suite of complementary solutions, which include search engine marketing, software and website customization services and website hosting. On a combined basis, these other services accounted for approximately 2% of revenue during the quarter ended October 31, 2013.

Our Growth Strategy

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

We also believe the execution of the following strategic pillars will enable us to achieve the growth and profitability needed to drive long-term sustainable value for our shareholders.  These strategic foundations are primarily centered on enhancing the value proposition to our customers, which will lead to additional revenues through pricing actions, product and feature upsells, and reduced customer churn rates, and expansion by leveraging our core competencies in new markets where appropriate. Each of these strategic pillars is a long-term foundation for growth; within each one we have established near-term goals, as discussed below.

Drive organic growth through innovative new solutions, differentiated content, entering new markets and expanding geographically

As a subscription-based, recurring revenue (“RR”) business, the most important drivers of future growth are increasing the level of our RR and reducing the rate of our customer churn.  We define RR as revenue from products and services which are subscription-based and renewable, including license fees, maintenance fees, catalog subscription fees and hosting fees, and we define churn as the percentage of RR that does not renew.  During the quarter ended October 31, 2013, our RR increased 57.7% over the same period last year and the percentage of our total revenues that were RR increased to 94.7% from 82.5% in fiscal 2013.

•

Develop and deploy innovative new solutions.  We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products and we continued to increase our investment in our research and development team during the quarter ended October 31, 2013.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.

In the first quarter of fiscal 2014, we completed a number of new enhancements to our services, including the following:

o

Web Platform – During the quarter we made a series of changes to the platform including improving the core architecture of the software to improve the speed and stability of the platform.  We expect this to improve organic search results for our dealers.  We launched new integration with a major ATW distributor providing additional sales opportunities for our dealer sales team.  We updated and expanded our integration with ADP, the leading business management system in PowerSports.  Finally we released several other new features designed to improve new sales and reduce customer churn.

o

eCatalog – During the quarter we released several updates to our eCatalog suite of products.  We automated our price file update process which we expect to save dealers time and improve their customers satisfaction.  In AccessorySmart we launched a new integration with ADP, the leading business management system in PowerSports.  We added a major new aftermarket PG&A distributor to our AccessorySmart product that includes 55,000 new products and we updated that platform to include in-product advertising capability allowing the company to sell advertising space in the software.

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

•

Enter new markets.  ARI currently maintains a significant share of the OPE and white goods markets.  Accordingly, we anticipate low single-digit growth in these markets.  The acquisition of 50 Below more than doubled our website business, providing ARI entrance into two new potentially high-growth markets – ATW and DME, and catapulting the Company into one of the leaders in the powersports industry.  As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates.  ARI currently has more than 2,000 dealer websites in the ATW market.  We estimate that the total market approximates 18,000 dealers and further, the broader automotive aftermarket comprises nearly 80,000 dealers, more than all of our other markets combined.  We intend to continue to invest heavily in this market, including seeking opportunities to leverage our products and services in the broader automotive aftermarket.  50 Below was one of the first website providers to service the DME.  We estimate that this market comprises nearly 25,000 dealers, and believe the market to be in its infancy with respect to eCommerce.  We recently invested in dedicated resources designed to expedite our growth in this market.

Ready2Ride was the first to market with electronic aftermarket fitment data for the power sports industry. We estimate that the availability of this data almost doubles the size of our addressable market in the powersports industry.  In February 2013, we launched our new AccessorySmartTM product.  AccessorySmart is the only aftermarket PG&A lookup solution of its kind, providing access to more than 500,000 SKUs from more than 1,400 aftermarket manufacturers.  AccessorySmart provides parts and service counter personnel a one-stop resource to look up products, cost and availability for all of the leading aftermarket PG&A distributors.  AccessorySmart significantly decreases the time it takes to look up PG&A information and availability, allowing dealers to service and sell more customers on a given day.  We plan to leverage our aftermarket publishing experience and product capabilities in our other vertical markets where the market will support it.

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

To this end we have a business development resource solely dedicated to obtaining new international content and to date, we have added 10 new catalog content offerings in the international OPE market and begun to establish relationships with OEMs in China and Europe. Also, we have upgraded our product roadmaps to allow us to rapidly deploy our products in these markets as discussed above.

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve sustained double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn is one of the most important metrics we track and manage.  We experienced marked improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn. Customer churn increased 3.2% to 11.6% annualized in the first quarter of fiscal 2014, compared to 11.2% annualized in the first quarter of fiscal 2013, primarily due to the price reduction of a large OEM subscription in the fourth quarter of fiscal 2013.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

Lead the market with open integration to related platforms

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry.  We currently have integration capabilities with over 90 DMS’s (we refer to these relationships as “Compass Partners”) and we continue to seek other strategic alliances that can be integrated with our product and service offerings.  We integrated our AccessorySmart service with two new business management systems  in the first quarter of fiscal 2014.

Successfully execute acquisitions that align with our core strategy

Since 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that align with our strategy. Since the program’s inception, we have closed twelve acquisitions.  A summary of some of our most recent acquisitions is as follows:

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

All of these acquisitions, with the exception of 50 Below and Duo Web Solutions, have been fully integrated into our operations.  We continue to integrate the 50 Below operations into ARI and anticipate 50 Below and Duo Web operations to be fully integrated into ARI during fiscal 2014.

Summary of Operating Results

We achieved 37.3% total revenue growth in the first quarter of fiscal 2014 over the same period last year.  Recurring revenue increased 57.7% from $4,900,000 for the three months ended October 31, 2012 to $7,729,000 for the same period this year.  The growth in both total and recurring revenue is primarily attributable to revenue from the 50 Below acquisition in November 2012.

Operating income decreased $136,000 for the three months ended October 31, 2013, compared to the same period last year. Operating expenses increased $2,202,000 for the first quarter of fiscal 2014, compared to the same period last year, primarily due to the additional costs of the 50 Below operation and an increase in our sales and marketing resources.

Net income decreased $88,000 for the first quarter of fiscal 2014, compared to the same period last year, due to the decrease in operating income and partially offset by the tax effect of the decrease in earnings.

Cash flows from operations decreased $535,000 for the quarter ended October 31, 2013, compared to the same period last year, primarily due to a decline in deferred revenue during the first quarter of fiscal 2014 as we shift our customers to a monthly payment schedule, and to the timing of customer receipts and payroll related payments.

We expect to see significant growth in revenue for the fiscal year ended July 31, 2014, compared to fiscal 2013, and anticipate a year over year increase in earnings as the acquisitions become fully integrated.

Revenue

The following table summarizes our RR and non-recurring revenue by product category  for the three months ended October 31 (in thousands):

	2013	2012	% Change
Recurring revenue
Websites	$4,068	$1,259	223.2%
eCatalog	3,367	3,282	2.6%
Lead management	212	212	(0.1)%
Other	82	147	(44.2)%
Total recurring revenue	7,729	4,900	57.7%

Non-recurring revenue
Lead generation	$64	$307	(79.2)%
Professional services	121	418	(71.0)%
Usage fees	156	175	(11.1)%
Other	91	143	(36.6)%
Total non-recurring revenue	431	1,042	(58.7)%

Total revenues	8,160	5,942	37.3%

Recurring revenue	94.7%	82.5%
Non-recurring revenue	5.3%	17.5%
	100.0%	100.0%

Total revenue increased 37.3% or $2,218,000 for the three months ended October 31, 2013, compared to the same period last year.  Pro forma revenue decreased $183,000 for the three months ended October 31, 2013, compared to the same period last year, primarily due to the planned decline in our lower margin, non-recurring revenue.  Recurring revenue increased 57.7% or $2,829,000 for the three months ended October 31, 2013, compared to the same period last year.  RR represented 94.7% of total revenues in the first quarter of fiscal 2014 versus 82.5% in the first quarter of fiscal 2013.  We anticipate that RR will continue to increase over the comparable prior year period, as a percentage of total revenues, for the foreseeable future.

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

We generate RR from each of our three primary product categories. Web platform products generate RR from monthly subscription fees.  Web RR increased 232.2% to $4,068,000 for the three months ended October 31, 2013, compared to $1,259,000 for the same period last year.  Web RR represented 52.6% of total RR in the first quarter of fiscal 2014 and is our largest source of RR.

The growth in web RR was largely the result of our acquisition of 50 Below in November 2012.  Since the acquisition, we have transitioned all of our powersports sales to the 50 Below operation.  We anticipate that our web platforms will continue to be the Company’s largest source of growth, much of this growth coming in the ATW and DME markets, both of which are new to ARI.

Our eCatalog products generate RR from software license and renewal fees, catalog subscriptions, and software maintenance and support fees.  eCatalog RR was $3,367,000 for the three months ended October 31, 2013, a 2.6% increase over the same period in fiscal 2013.  eCatalog is now our second largest source of RR, representing 43.6% of total RR for the quarter ended October 31, 2013.

eCatalog revenues have historically had the Company’s lowest revenue growth rates, primarily attributable to ARI’s already strong market position.  We expect eCatalog growth rates to begin to accelerate as our new AccessorySmart product gains traction in the market.  AccessorySmart is a fitment-powered aftermarket PG&A lookup solution and is a first-of-its-kind in the powersports industry.  The product won a “Nifty 50 Award” from Powersports Business, a leading industry trade publication, at the powersports industry’s largest trade show in February 2013.

Lead management RR is generated from subscription fees for the use of our Footsteps™ products.  Lead management RR was $212,000 for the three months ended October 31, 2013 and 2012.  The Company is currently reviewing various options with respect to the Footsteps™ product, including the possibility of including the core functionality of the product within our web platforms and expects this product to continue to be instrumental in our goal of helping our customers Sell More Stuff!TM.

Non-recurring Revenues

Non-recurring revenues are generated from the Company’s SearchEngineSmart™ lead generation service, professional services related to software customization and data conversion, usage fees charged on our RR products, and other complementary products and services.  Non-recurring revenues were $431,000 for the quarter ended October 31, 2013, versus $1,042,000 for the same period in fiscal 2013, a decline of 58.7%.  As a percentage of total revenues, non-recurring revenues were 5.3%, versus 17.5% for the same period in fiscal 2013.  Our goal is to maintain non-recurring revenues of less than 10% of total revenues, as the margins on these revenues tend to be lower than our RR products.  Furthermore, these revenues must be resold each year.  We expect non-recurring revenues to be less than 10% of total revenues for the remainder of fiscal 2014.

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

During fiscal 2013, we made a change to this business model whereby the customer is now responsible for paying the cost of the ad words directly to the Internet search provider.  ARI now simply charges the customer a fee for the service provided.  This change had the impact of reducing GAAP revenues associated with this service, as discussed above.  However, the change had little or no net impact on the gross profit or net cash receipts associated with the service.

Non-recurring revenues from our professional services business declined 71.0% to $121,000 in the first quarter of fiscal 2014 from $418,000 for the same period in fiscal 2013.  This decline is due to our goal of focusing on RR, which generates higher gross profits.  Although revenues from non-recurring professional services will fluctuate from period to period based on the timing of custom projects, we expect these revenues to decline over time as we focus our sales efforts on our core, RR higher gross margin products.

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

The table below breaks out cost of revenue into each of these three categories for the three months ended October 31 (in thousands):

		% of		% of
	2013	Revenue	2012	Revenue

Net revenues	$8,160		$5,942
Cost of revenues:
Amortization of capitalized software costs	443	5.4%	396	6.7%
Direct labor	644	7.9%	448	7.5%
Other direct costs	473	5.8%	564	9.5%
Total cost of revenues	1,560	19.1%	1,408	23.7%
Gross profit	$6,600	80.9%	$4,534	76.3%

Gross profit was $6,600,000 or 80.9% of revenue for the three months ended October 31, 2013, compared to $4,534,000 or 76.3% of revenue for the same period last year.  The increase in gross profit margin was primarily attributed to our strategy to focus on recurring SaaS and DaaS services, which have a much higher gross margin than our non-recurring services.  In conjunction with this, we made a change in our lead generation service business model, eliminating the pass-through cost of purchased ad words from the search engine providers on behalf of our customers.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold, but expects its gross margins to continue to improve over the previous year for the remainder of fiscal 2014 as we focus our sales efforts on the higher margin, recurring revenue products.

Operating Expenses

The following table summarizes our unaudited operating expenses by expense category for the three months ended October 31 (in thousands):

		% of		% of
	2013	Revenue	2012	Revenue	% Change
Sales and marketing	$2,457	30.1%	$1,221	20.6%	101.2%
Customer operations and support	1,611	19.7%	1,046	17.6%	54.1%
Software development and technical support	556	6.8%	613	10.3%	(9.3)%
General and administrative	1,488	18.2%	1,071	18.0%	38.9%
Depreciation and amortization (1)	321	3.9%	280	4.7%	14.6%
Net operating expenses	$6,433	78.8%	$4,231	71.2%	52.0%

(1)	Exclusive of amortization of software products of $443 and $396 for the three months ended

                                    October 31, 2013 and 2012, respectively, which are included in cost of revenue.

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

Net operating expenses increased $2,202,000 or 52.0% for the three months ended October 31, 2013, compared to the same period last year, as a result of the costs necessary to operate the 50 Below business, primarily in the sales and marketing and general and administrative categories.  The Company attended a number of larger trade shows during the first quarter of fiscal 2014, resulting in a 38% increase in new sales.  The revenues attributable to the 50 Below acquisition increased our total annual revenue by approximately 50%.  Management expects net operating expenses to decline, as a percentage of total revenues, over time as we leverage the growth of our core RR products, for which the incremental costs related to these products decrease for every dollar of new revenue.

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

The table below summarizes our internal software development and technical support costs for the three months ended October 31 (in thousands):

	2013	2012	% Change

Total software development and technical support costs	$1,704	$1,453	17.3%	251
Less: amount capitalized as software development	(504)	(392)	28.6%	(112)
Less: direct labor classified as cost of revenues	(644)	(448)	43.8%	(196)
Net software development and technical support				-
costs classified as operating expenses	$556	$613	(9.3)%	(57)
				-

Total software development and technical support costs increased $251,000 or 17.3% for the quarter ended October 31, 2013 versus the same period last year.  The increase was primarily driven by the development costs associated with our two acquisitions.

During the first quarter of fiscal 2014, we capitalized $504,000 of software development labor and overhead, versus $392,000 during the same period last year.  We have devoted resources to several new enhancements of our newly acquired website product, including search engine optimization and integration with inventory management systems in the AWT and powersports industries.  We have also completed additional electronic marketing capabilities and integrated our AccessorySmart service with two new dealer management systems.

Management expects total spending for software development and technical support to continue to increase over the previous year for the remainder of fiscal 2014, as we focus on our strategy of product enhancement and innovation. We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

Other Income and Expense

The table below summarizes the components of other income and expenses for the three months ended October 31 (in thousands):

	2013	2012
Interest expense	$(70)	$(68)
Loss on change in fair value of stock warrants	(22)	-
Gain on change in fair value of contingent liabilities	26	-
Other, net	8	4
Total other income (expense)	$(58)	$(64)

Interest Expense

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs.  Interest expense was $70,000 for the quarter ended October 31, 2013, compared to $68,000 for the same period last year.

Loss on Change in Fair Value of Stock Warrants

In March 2013, we executed a private placement with certain institutional and accredited investors.  As part of the transaction, the Company issued warrants to purchase an aggregate of 1,130,667 shares of common stock at an exercise price of $2.00 per share.  The warrants contain a down-round protection feature which reduces the strike price of the warrants from $2.00 to $1.50 if there is a private placement for less than the $2.00 strike price.  This feature resulted in the warrants being treated as a derivative instrument. Accordingly, the warrants are recorded as a liability on the balance sheet at fair market value and changes in the fair market value are recorded to gain or loss on change in fair market value of stock warrants on the statement of operations.  The down-round protection feature expires on March 12, 2014, at which time any remaining balance of warrants outstanding would no longer have a derivative feature and would be reclassified to equity.

During the three months ended October 31, 2013, we incurred a non-cash loss of $22,000 related to the warrants, primarily as a result of an increase in the market value of the Company’s common stock.  We have 214,000 warrants outstanding at October 31, 2013, which will require fair value accounting treatment until the earlier of their exercise or expiration of the down-round protection feature.  Changes in the market price of the Company’s common stock are likely to have the most significant impact on the fair value of the warrants.

Gain on Change in Fair Value of Contingent Liabilities

The Company incurred a liability as part of the consideration for the Ready2Ride acquisition in August 2012, contingent on future revenues earned related to the acquired business.  On October 22, 2013, the Company amended the Purchase Agreement in relation to the earn-out payments resulting in three fixed payments of $125,000 and an aggregate of 40,000 shares of common stock.  During the quarter ended October 31, 2013, we recorded a gain on change in fair value of contingent liabilities of $26,000, or $0.00 per basic and diluted common related to this amendment.

Acquisitions

On November 28, 2012, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc., a leading provider of eCommerce websites in the powersports, ATW and DME industries for a purchase price of $5,000,000 and the assumption of contracts having deferred revenue originally valued in the amount of $4,601,000.  The Company funded $1,500,000 of the purchase price through a combination of the Company’s operating cash flows and availability under its existing credit facilities.  The balance of the purchase price was funded through a term note with a significant shareholder.

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride marketed aftermarket fitment data to the powersports industry, which furthers ARI’s differentiated content strategy and expands ARI’s product offerings into aftermarket PG&A. Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000 and contingent liabilities with an estimated fair market value of approximately $600,000.

On November 5, 2013, the Company acquired the assets of Duo Web Solutions, a leading provider of social media and online marketing services for the powersports industry.  The transaction is not considered material to the financial statements.

Income Taxes

The Company has net deferred tax assets of $6,268,000, primarily consisting of net operating loss carryforwards and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have net operating loss carryforwards to offset substantially all of the taxable income.

We had income tax expense of $84,000 during the quarter ended October 31, 2013, compared to $126,000 during the same period last year.  We paid income taxes of $66,000 and $114,000 for the three month periods ended October 31, 2013 and 2012, respectively, primarily related to statutory alternative minimum taxes.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Liquidity and Capital Resources

The following table sets forth, for the three months ended October 31, certain cash flow information derived from our financial statements (in thousands):

	2013	2012
Net cash provided by (used in) operating activities	$(26)	$509
Net cash used in investing activities	(952)	(2,526)
Net cash provided by (used in) financing
activities	(96)	932
Effect of foreign currency exchange rate
changes on cash	-	(4)
Net change in cash	$(1,074)	$(1,089)
Cash at end of period	$1,121	$261

We utilized $1,074,000 of cash during the first quarter of fiscal 2014, compared to $1,089,000 for the first quarter of fiscal 2013.  Net cash used in operating activities was $26,000 for the quarter ended October 31, 2013 compared to $509,000 provided by operating activities for the same quarter last year.  This decline in cash generation was primarily due to costs associated with the integration of the 50 Below operation and the timing of payments of short-term liabilities.  We expect cash from operations to improve during fiscal 2014 as the acquisitions become fully integrated.

Cash used in investing activities decreased 62.3% or $1,574,000 during the first quarter of fiscal 2014, compared to the same period last year, primarily due to the $1,798,000 investment in the acquisitions of Ready2Ride and 50 Below in the first quarter of fiscal 2013.  We invested $548,000 of capitalized software development costs, and acquired technology equipment of $189,000 during the first quarter of fiscal 2014. We will continue to invest cash in the business to further our growth strategies previously discussed.

Cash used in financing was $96,000 for the quarter ended October 31, 2013, as the Company paid $112,500 of debt.  Cash provided by financing activities was $932,000 for the quarter ended October 31, 2012 as the Company borrowed an additional $1,000,000 of debt from Fifth Third, under its previous credit facilities, to fund its acquisition of Ready2Ride in August 2012.

Management believes that current cash balances and its ability to generate cash from operations, as well as the existing availability under our line of credit are sufficient to fund our needs over the next 12 months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by the Company:  (a) the one, two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent senior leverage ratio, which is defined as total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at October 31, 2013).

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

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants at October 31, 2013.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended October 31, 2013.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2013.  There have been no significant changes to the risks described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1First Amendment to Asset Purchase Agreement by and among ARI Network Services, Inc., RJ Longacre, Inc., Jamie Amy-Longacre and Ronald R. Longacre, Jr., dated as of October 22, 2013.

10.2Employment Agreement by and between William A. Nurthen and ARI Network Services, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.

10.3Change of Control Agreement between ARI Network Services, Inc. and William A. Nurthen, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.

10.4Separation Agreement by and between ARI Network Services, Inc. and Darin R. Janecek, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of December, 2013.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ William A. Nurthen _

William A. Nurthen

Vice President of Finance and Chief Financial Officer