Form 10-Q
period 2014-01-31
ARI NETWORK SERVICES INC /WI
filed 2014-03-17
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

YESNOü

As of March 9, 2014 there were  13,369,867 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED JANUARY 31, 2014

Item  1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2014	2013
ASSETS
Cash and cash equivalents	$581	$2,195
Trade receivables, less allowance for doubtful accounts of $377
and $220 at January 31, 2014 and July 31, 2013, respectively	1,691	945
Work in process	180	154
Prepaid expenses and other	1,033	934
Deferred income taxes	2,912	2,938
Total current assets	6,397	7,166
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,848	2,641
Leasehold improvements	612	609
Furniture and equipment	2,903	2,561
	6,363	5,811
Less accumulated depreciation and amortization	(4,301)	(3,948)
Net equipment and leasehold improvements	2,062	1,863
Capitalized software product costs:
Amounts capitalized for software product costs	21,891	20,814
Less accumulated amortization	(17,566)	(16,604)
Net capitalized software product costs	4,325	4,210
Deferred income taxes	3,621	3,451
Other long term assets	95	141
Other intangible assets	3,901	4,099
Goodwill	12,326	12,198
Total assets	$32,727	$33,128

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2014	2013
LIABILITIES
Current borrowings on line of credit	$400	$-
Current portion of long-term debt	562	450
Current portion of earn-out payable	286	303
Accounts payable	866	710
Deferred revenue	7,523	8,571
Accrued payroll and related liabilities	1,365	1,434
Accrued sales, use and income taxes	134	147
Other accrued liabilities	614	316
Current portion of capital lease obligations	30	24
Total current liabilities	11,780	11,955
Long-term debt	3,714	4,050
Common stock warrants at fair value	286	254
Long-term portion of earn-out payable	169	418
Capital lease obligations	158	169
Other long term liabilities	223	233
Total non-current liabilities	4,550	5,124
Total liabilities	16,330	17,079

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 13,367,992 and 12,976,588 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	13	13
Additional paid-in capital	105,607	104,816
Accumulated deficit	(89,198)	(88,762)
Other accumulated comprehensive loss	(25)	(18)
Total shareholders' equity	16,397	16,049
Total liabilities and shareholders' equity	$32,727	$33,128

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Net revenue	$8,135	$7,478	$16,295	$13,420
Cost of revenue	1,686	1,721	3,246	3,129
Gross profit	6,449	5,757	13,049	10,291
Operating expenses:
Sales and marketing	2,442	1,913	4,899	3,135
Customer operations and support	1,780	1,515	3,391	2,561
Software development and technical support (net
of capitalized software product costs)	781	710	1,337	1,323
General and administrative	1,713	1,846	3,201	2,917
Depreciation and amortization (exclusive of amortization
of software product costs included in cost of revenue)	339	339	660	619
Net operating expenses	7,055	6,323	13,488	10,554
Operating loss	(606)	(566)	(439)	(263)
Other income (expense):
Interest expense	(78)	(269)	(148)	(337)
Loss on change in fair value of stock warrants	(10)	-	(32)	-
Gain on change in fair value of earn-out payable	-	-	26	-
Other income, net	7	4	15	8
Total other expense	(81)	(265)	(139)	(329)
Loss before provision for income tax	(687)	(831)	(578)	(592)
Income tax benefit	226	835	142	709
Net income (loss)	$(461)	$4	$(436)	$117

Net income (loss) per common share:
Basic	$(0.03)	$0.00	$(0.03)	$0.01
Diluted	$(0.03)	$0.00	$(0.03)	$0.01

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Net income (loss)	$(461)	$4	$(436)	$117

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	(16)	(7)	(26)
Total other comprehensive loss	(2)	(16)	(7)	(26)
Comprehensive income (loss)	$(463)	$(12)	$(443)	$91

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six months ended January 31
	2014	2013
Operating activities:
Net income (loss)	$(436)	$117
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of software products	962	860
Amortization of discount related to present value of earnout	(8)	(16)
Amortization of bank loan fees	65	165
Depreciation and other amortization	656	619
Loss on change in fair value of stock warrants	32	-
Provision for bad debt allowance	92	50
Deferred income taxes	(144)	(766)
Stock based compensation related to stock options and restricted stock	161	334
Net change in assets and liabilities:
Trade receivables	(835)	(83)
Work in process	(26)	(57)
Prepaid expenses and other	218	260
Other long term assets	(5)	(178)
Accounts payable	156	681
Deferred revenue	(1,048)	(710)
Accrued payroll and related liabilities	(62)	31
Accrued sales, use and income taxes	(13)	(92)
Other accrued liabilities	288	124
Net cash provided by operating activities	$27	$1,377
Investing activities:
Purchase of equipment, software and leasehold improvements	(523)	(435)
Cash received on earnout from disposition of a component of the business	37	102
Cash paid related to earn-out	(250)	-
Cash paid for assets related to acquisition	(200)	(2,478)
Software developed for internal use	(29)	-
Software development costs capitalized	(984)	(818)
Net cash used in investing activities	$(1,949)	$(3,629)
Financing activities:
Net borrowings under line of credit	400	180
Payments on long-term debt	(224)	(501)
Borrowings under long-term debt	-	1,500
Payments of capital lease obligations	(5)	(84)
Proceeds from issuance of common stock	141	9
Net cash provided by financing activities	$312	$1,104
Effect of foreign currency exchange rate changes on cash	(4)	(12)
Net change in cash and cash equivalents	(1,614)	(1,160)
Cash and cash equivalents at beginning of period	2,195	1,350
Cash and cash equivalents at end of period	$581	$190
Cash paid for interest	$150	$270
Cash paid for income taxes	$70	$29

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$164	$101
Debt issued in connection with acquisitions	-	3,000
Accrued liabilities assumed in connection with acquisitions	-	4,728
Issuance of common stock in connection with debt issuance and loan fees	-	623
Issuance of common stock related to payment of director compensation	234	140
Issuance of common stock related to payment of employee compensation	91	108
Contingent liabilities incurred in connection with acquisition	-	749

See accompanying notes

Notes to Unaudited Consolidated Financial Statements

1. Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or “the Company”) creates software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) solutions that help equipment manufacturers, distributors and dealers in selected vertical markets to Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used inventory, parts, garments, and accessories (”PG&A”) for customers in the outdoor power equipment (“OPE”), powersports, automotive tire and wheel (“ATW”), home medical equipment (“HME”), marine, recreational vehicle (“RV”) and white goods industries.  Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 469,000 models from over 1,400 manufacturers.  More than 22,000 equipment dealers, 195 distributors and 140 manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Duluth, Minnesota; Cypress, California; Virginia Beach, Virginia; Floyds Knobs, Indiana; and Leiden, The Netherlands.

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly-owned subsidiary, ARI Europe B.V.  We eliminated all significant intercompany balances and transactions in consolidation.  Certain reclassifications were made to amounts previously reported in our financial statements in order to conform to the current presentation related to certain shared corporate overhead expenses which were reclassified between sales and marketing, customer operations and support, software development and technical support and general and administrative expenses. This had no impact on gross profit, total operating expenses or net income. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Significant Accounting Policies

Our accounting policies are fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2013, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2013.  There were no changes to our accounting policies during the six months ended January 31, 2014.

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

The annual amortization of software products is the greater of the amount computed using: (a) the ratio that current gross revenue for the network or a software product bear to the total of current and anticipated future gross revenue for the network or a software product, or (b) the straight-line method over the estimated economic life of the product which currently runs from two to nine years. Amortization starts when the product is available for general release to customers.  The Company capitalizes costs of developing specific software enhancements on an on-going basis; all other software development and support expenditures are charged to expense in the period incurred.

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

Common Stock Warrants

ARI has periodically issued common stock warrants in connection with debt and equity financing arrangements.  The terms of the agreements are assessed to determine whether the instrument qualifies as an equity arrangement or a debt arrangement.  Arrangements determined to be derivatives are recorded at fair value as liabilities on the balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the Statements of Operations.  The Company recorded losses related to the change in fair value of common stock warrants of $10,000 and $32,000 for the three and six months ended January 31, 2014.

Legal Provisions

ARI may be periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and can be reasonably estimated.   We had no legal provisions for the three and six months ended January 31, 2014 and 2013, respectively.

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and included in prepaid and other and other long term assets on the balance sheets.  Stock issued as consideration for debt financing is recorded to debt discount, reducing the carrying amount of the debt on the balance sheets.  Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated future tax benefit from tax net operating loss carryforwards is reported as deferred tax assets and liabilities in the balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed at each reporting date or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a  valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the income tax provision in the Statements of Operations.

2. Basic and Diluted Net Income per Share

Basic net income per common share is computed by dividing net income by the basic weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and reflects the potential dilution using the treasury stock method, which calculates the number of common shares that could be purchased at market price with the proceeds that would occur if all of the Company’s outstanding stock options and warrants that have a strike price below the market price were exercised.

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013

Net income (loss)	$(461)	$4	$(436)	$117

Weighted-average common shares outstanding	13,184	8,528	13,154	8,325
Effect of dilutive stock options and warrants	-	231	-	173
Diluted weighted-average common shares outstanding	13,184	8,759	13,154	8,498

Earnings per share
Basic	$(0.03)	$0.00	$(0.03)	$0.01
Diluted	$(0.03)	$0.00	$(0.03)	$0.01

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,462	280	1,462	735

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $12,000 and $48,000 for the three and six month periods ended January 31, 2014, respectively, and $48,000 and $85,000 for the same periods last year.  There was approximately $326,000 and $232,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of January 31, 2014 and 2013, respectively.  There were no capitalized stock-based compensation costs at January 31, 2014 or July 31, 2013.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and six months ended January 31, 2014 and 2013:

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Expected life (years)	10 years	10 years	10 years	10 years
Risk-free interest rate	2.8%	1.7%	2.8%	1.7%
Expected volatility	73.4%	130.6%	73.4%	130.5%
Expected forfeiture rate	28.7%	11.7%	16.8%	13.5%
Expected dividend yield	-%	-%	-%	-%
Weighted-average estimated
fair value of options granted
during the year	$2.56	$1.29	$2.56	$1.25
Cash received from the exercise
of stock options	$125,000	$1,000	$141,000	$9,000

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

Changes in option shares under the 2000 Plan during the three and six months ended January 31, 2014 and 2013 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 10/31/12	1,002,461	$1.40	4.97	$114,006
Granted	-	n/a	n/a	n/a
Exercised	(2,000)	0.35	n/a	2,908
Forfeited	(2,500)	0.73	n/a	n/a
Outstanding at 1/31/13	997,961	$1.41	4.72	$459,617
Exercisable at 1/31/13	922,374	$1.47	4.72	$375,251

Outstanding at 10/31/13	963,661	$1.43	3.93	$1,773,485
Granted	-	n/a	n/a	n/a
Exercised	(127,500)	0.74	n/a	338,468
Forfeited	(14,087)	0.70	n/a	n/a
Outstanding at 1/31/14	822,074	$1.55	3.21	$1,514,709
Exercisable at 1/31/14	820,700	$1.55	3.20	$1,510,836

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Granted	-	n/a	n/a	n/a
Exercised	(12,800)	0.54	n/a	16,122
Forfeited	(89,008)	1.56	n/a	n/a
Outstanding at 1/31/13	997,961	$1.41	4.72	$459,617
Exercisable at 1/31/13	922,374	$1.47	4.72	$375,251

Outstanding at 7/31/13	986,786	$1.41	4.22	$1,564,296
Granted	-	n/a	n/a	n/a
Exercised	(147,500)	0.74	n/a	390,908
Forfeited	(17,212)	0.75	n/a	n/a
Outstanding at 1/31/14	822,074	$1.55	3.21	$1,514,709
Exercisable at 1/31/14	820,700	$1.55	3.20	$1,510,836

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 at January 31, 2014 and 2013.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2014 and 2013 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/12	75,587	$0.68
Granted	-	n/a
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 1/31/13	75,587	$0.68

Non-vested at 10/31/13	14,961	$0.62
Granted	-	n/a
Vested	-	n/a
Forfeited	(13,587)	0.63
Non-vested at 1/31/14	1,374	$0.57

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/12	78,087	$0.69
Granted	-	n/a
Vested	-	n/a
Forfeited	(2,500)	0.73
Non-vested at 1/31/13	75,587	$0.68

Non-vested at 7/31/13	27,461	$0.64
Granted	-	n/a
Vested	(12,500)	0.67
Forfeited	(13,587)	0.63
Non-vested at 1/31/14	1,374	$0.57

The weighted average remaining vesting period was .5 and .87 years at January 31, 2014 and 2013, respectively.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) on November 9, 2010, and the plan was approved by the Company's shareholders in December 2010.  The as amended 2010 Plan is the successor to the Company’s 2000 Plan.  In January 2014, the Company’s shareholders approved the following amendments to the 2010 Plan:

•	increase the aggregate number of shares of common stock from 650,000 to 1,850,000;
•

expand the potential awards under the 2010 Plan to include incentive stock options (“ISOs’’) and non-statutory stock options (“NSOs”), shares of restricted stock or restricted stock units, stock appreciation rights (“SARs), and shares of common stock; and

•	increase the maximum number of shares available for issuance under the 2010 Plan in the form of shares of common stock, restricted shares or restricted stock units from 325,000 to 1,525,000.

The 2010 Plan includes the following additional provisions:

•	the exercise price for options and stock appreciation rights cannot be less than 100% of the fair market value, as defined, of the Company’s Common Stock on the date of grant;
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

•	awards cannot be transferred to third parties, with the exception of certain estate planning transfers, which can be made if the committee that administers the 2010 Plan approves such transfers.

Changes in option shares under the 2010 Plan during the three and six months ended January 31, 2014 and 2013 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 10/31/12	324,167	$1.10	9.09	$57,070
Granted	125,668	1.34	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(500)	0.65	n/a	n/a
Outstanding at 1/31/13	449,335	$1.17	9.11	$284,393
Exercisable at 1/31/13	111,460	$1.09	9.11	$79,585

Outstanding at 10/31/13	385,585	$1.24	8.45	$781,652
Granted	100,000	3.25	n/a	n/a
Exercised	(45,000)	0.88	n/a	113,015
Forfeited	(14,500)	0.89	n/a	n/a
Outstanding at 1/31/14	426,085	$1.76	8.67	$693,641
Exercisable at 1/31/14	178,440	$1.29	8.07	$374,908

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Instrinsic Value
Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Granted	145,668	1.29	n/a	n/a
Exercised	(3,000)	0.66	n/a	3,435
Forfeited	(4,000)	0.66	n/a	n/a
Outstanding at 1/31/13	449,335	$1.17	9.11	$284,393
Exercisable at 1/31/13	111,460	$1.09	9.11	$79,585

Outstanding at 7/31/13	394,460	$1.25	8.70	$691,485
Granted	100,000	3.25	n/a	n/a
Exercised	(45,000)	0.88	n/a	113,015
Forfeited	(23,375)	1.10	n/a	n/a
Outstanding at 1/31/14	426,085	$1.76	8.67	$693,641
Exercisable at 1/31/14	178,440	$1.29	8.07	$374,908

The range of exercise prices for options outstanding under the 2010 Plan was $.58 to $3.25 and $0.58 to $1.75 at January 31, 2014 and 2013, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2014 and 2013 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/12	212,457	$1.11
Granted	125,668	1.34
Vested	-	n/a
Forfeited	(250)	0.65
Non-vested at 1/31/13	337,875	$1.19

Non-vested at 10/31/13	161,145	$1.29
Granted	100,000	3.25
Vested	-	1.00
Forfeited	(13,500)	0.90
Non-vested at 1/31/14	247,645	$2.10

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/12	192,707	$1.12
Granted	145,668	1.29
Vested	-	n/a
Forfeited	(500)	0.65
Non-vested at 1/31/13	337,875	$1.19

Non-vested at 7/31/13	177,145	$1.25
Granted	100,000	3.25
Vested	(15,000)	0.84
Forfeited	(14,500)	0.98
Non-vested at 1/31/14	247,645	$2.10

The weighted average remaining vesting period was 1.55 years at January 31, 2014 and 2013.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 224,955 and 200,311 of the shares have been issued as of January 31, 2014 and July 31, 2013, respectively.  All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Long-Term Executive Bonus Plan

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.  The amount of the awards will be determined after the close of the fiscal year based on subjective and performance criteria. Except as otherwise provided by the Compensation Committee, awards will consist of (i) restricted stock based on a percentage of base salary and the number of shares granted will be based upon the closing price of the shares at the time the Committee determines the amount of the Award, which will be the same as the grant date of the restricted stock and (ii) cash, to cover the minimum withholding taxes on the Award. The restricted stock is granted under the 2010 Plan and vests in four installments, beginning on the date of grant and the next three anniversaries of the date of grant.  Awards under the LTEB are expensed over the requisite service period plus the vesting period.  The Company expensed approximately $70,000 and $100,000 for the three and six months ended January 31, 2014 and $0 for the three and six months ended January 31, 2013 related to the LTEB.  A portion of this expense relates to the amortization of restricted shares issued and expensed over their vesting period (described below) and a portion relates to bonus expense accrued, but unissued, recognized over the requisite service period.

The Compensation Committee has the ability, at its discretion, to grant restricted stock based on subjective factors as the Compensation Committee may deem appropriate and granted 18,000 of restricted shares with a market price of $1.25 on the date of grant, valued at $22,000, in October 2012 as a discretionary bonus. 9,000 shares were vested as of October 2013 and the remaining 9,000 shares vest equally in October 2014 and October 2015.  In connection with this grant, the Company expensed $2,000 and $4,000 during the three and six months ended January 31, 2014 and $2,000 during the three and six months ended January 31, 2013.  The remaining balance, included in prepaid and other on the balance sheet, was $12,000 and $16,000 at January 31, 2014 and July 31, 2013, respectively.

Restricted Stock

Pursuant to the 2010 Plan, there are 1,525,000 shares authorized for issuance in the form of shares of common stock, restricted shares or restricted stock units.    The Company grants restricted stock to its directors as an annual retainer, its officers under the LTEB and from time to time to directors, officers or employees as discretionary compensation in place of cash.  The Company recognized compensation expense of $58,000 and $113,000 for the three and six months ended January 31, 2014 and $146,000 and $249,000 for the three and six months ended January 31, 2013 related to restricted stock expensed over the vesting period.

Changes in restricted shares of common stock under the 2010 Plan were as follows:

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Beginning balance	81,000	13,500	85,500	-
Granted	124,260	161,084	124,260	179,084
Vested	(72,000)	(89,084)	(76,500)	(93,584)
Forfeited	-	-	-	-
Ending balance	133,260	85,500	133,260	85,500

4. Business Combinations

On November 1, 2013, the Company acquired substantially all of the assets of DUO Web Solutions (“DUO”) pursuant to an Asset Purchase Agreement dated November 1, 2013.  DUO was a leading provider of social media and online marketing services for the powersports industry, which is in line with the Company’s strategy to grow the digital marketing services side of the business.    The Company determined that the DUO assets acquired did not constitute a business that is “significant” as defined in the applicable SEC regulations, nor did it have a material impact on the Company’s financial statements.

On November 28, 2012, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc. (“50 Below”), a leading provider of eCommerce websites in the powersports, ATW and HME industries for a purchase price of $5,000,000 and the assumption of contracts having deferred revenue (ongoing service requirements for which ARI will not receive payment) valued in the amount of $4,601,000.

The following tables show the allocation of the purchase price (in thousands):

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

The following unaudited results of operation for the three and six months ended January 31, 2014 reflect actual results of the Company, which include the results of the 50 Below operation for the entire period. The unaudited pro forma information for the three and six months ended January 31, 2013 reflects the historical results of operations of both companies, with pro forma adjustments as if the acquisition had occurred on August 1, 2012. The unaudited pro forma combined financial information does not reflect any cost savings, operating synergies, revenue enhancements or implementation costs that the combined company has achieved as a result of the acquisition.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and 50 Below's financial position or results of operations for any future date or period.

Three months ended January 31			Six months ended January 31
2014		2013	2014	2013
Revenue	$8,135	$8,279	$16,295	$16,622
Net income (loss)	$(461)	$630	$(436)	$250

Net income (loss) per common share:
Basic	$(0.03)	$0.07	$(0.03)	$0.03
Diluted	$(0.03)	$0.07	$(0.03)	$0.03

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

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Amortization of internally developed technology	$-	$9	$-	$35
Amortization of intangible assets	-	17	-	67
Acquisition-related professional fees	-	(790)	-	(790)
Interest expense	-	43	-	172
Income tax benefit	-	(110)	-	(438)

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride was a marketer of aftermarket fitment data to the powersports industry, which furthers ARI’s differentiated content strategy and expands ARI’s product offerings into aftermarket PG&A.

Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock, assumed liabilities totaling approximately $419,000,  a contingent hold-back purchase price of up to  $250,000 and a contingent earn-out purchase price ranging from, in aggregate, $0 to $1,500,000.

On October 22, 2013, the Company amended the Asset Purchase Agreement in relation to the earn-out payments as follows: (i) the first earn-out payment is composed of $125,000 paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment is composed of $125,000 and 15,000 shares of common stock payable in September 2014; and (iii) the third earn-out payment is composed of  $125,000 and 15,000 shares of common stock payable in September 2015.

The contingent earn-out payable was initially measured at fair value on a recurring basis calculated using the present value of future estimated revenue over the next three years, which was originally estimated at $500,000.  Prior to the amendment, because the contingent earn-out payable had no comparable market data or significant observable inputs to determine fair value, it was classified as a Level 3 measurement.  Because the amended Asset Purchase Agreement defines the future payments based on cash and Company stock actively traded, and the payments are no longer contingent on future events, the earn-out is now classified as a Level 1 fair value measurement.  Unrealized gains and losses for changes in fair value are recognized in earnings.

The following table shows changes in the estimated holdback and earn-out payable (in thousands):

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Beginning balance	$469	$749	$721	$-
Original fair value of holdback and earn-out payable	-	-	-	749
Payments made	(33)	-	(283)	-
Imputed interest recognized	19	76	43	76
Gain on change in fair market value	-	-	(26)	-
Ending Balance	$455	$825	$455	$825

The balance of the holdback and the earn-out payable includes $286,000 and $303,000 in current portion of earn-out payable and $169,000 and $418,000 in long-term portion of earn-out payable on the unaudited balance sheet at January 31, 2014 and July 31, 2013, respectively, with estimated payments as follows (in thousands):

Holdback and
Earn-out
Year Ending July 31,	Payable

2014	$-
2015	315
2016	190
Total estimated payments	505
Less imputed interest	(50)
Present value of holdback and earn-out payable	$455

The following tables show the estimated fair value and the allocation of the purchase price (in thousands):

Purchase
Price
Cash- net	$478
Assumed liabilities	419
Holdback	250
Earnout	500
Common Stock	101
Purchase Price	$1,748

Purchase
Price
Allocation
Accounts receivable	$43
Furniture and equipment	12
Unearned revenue	(86)
Developed technology	366
Customer Relationships	880
Goodwill	533
Purchase Price Allocation	$1,748

Intangible assets consist primarily of customer contracts and relationships with an estimated useful life of 16 years.  Goodwill consists of operating synergies, vendor relationships, new sales territories and industries.   The Company determined that the Ready2Ride assets acquired as described above did not constitute a business that is “significant” as defined in the applicable SEC regulations.

The results of operations related to the 50 Below, Ready2Ride and DUO acquisitions since the date of acquisition are included in the consolidated statements of income for the periods presented.  It is impracticable to segregate this information as the acquired businesses have been integrated into the operations of ARI and are no longer readily identifiable.

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

As part of the purchase price for the AgChem EDI Business, Globalrange agreed to assume certain liabilities of ARI relating to the AgChem EDI Business, primarily consisting of unearned revenue (as defined in the Agreement).  Globalrange will make earn-out payments to ARI annually over a four-year period following the closing date, with an initial pre-payment of $80,000.  The amounts of such earn-out payments are determined based on collections received by Globalrange relating to the AgChem EDI Business during such period, and will be subject to a floor and cap, in accordance with the terms of the Agreement.

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

The remaining earn-out receivable is composed of  $122,000 included in prepaid expenses and other and $9,000 included in other long term assets on the unaudited balance sheet at January 31, 2014, with estimated receivables as follows (in thousands):

Year Ending July 31,

2014	$91
2015	51
Total estimated payments	142
Less imputed interest	(11)
Present value of earn-out receivable	$131

The following table shows changes in the earn-out receivable during the three and six months ended January 31, 2014 and 2013 respectively (in thousands):

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Beginning balance	$127	$177	$160	$218
Net receipts	-	(53)	(37)	(102)
Imputed interest recognized	4	8	8	16
Ending balance	$131	$132	$131	$132

6.  Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements associated with the Company’s acquisitions.

Amortizable intangible assets are composed of the following at January 31, 2014 and 2013 (in thousands):

	Customer Relationships			Wgtd avg
	Cost	Accumulated	Net	remaining
	Basis	Amortization	Value	life
Balance 7/31/12	$4,004	$(2,654)	$1,350
Activity	880	(84)	796
Balance 10/31/12	$4,884	$(2,738)	$2,146
Activity	2,180	(115)	2,065
Balance 1/31/13	$7,064	$(2,853)	$4,211

Balance 7/31/13	$7,064	$(3,090)	$3,974
Activity	-	(121)	(121)
Balance 10/31/13	$7,064	$(3,211)	$3,853
Activity	110	(129)	(19)
Balance 1/31/14	$7,174	$(3,340)	$3,834	11.29

	Trade Names
	Cost	Accumulated	Net
	Basis	Amortization	Value
Balance 7/31/12	$253	$(164)	$89
Activity	-	(11)	(11)
Balance 10/31/12	$253	$(175)	$78
Activity	130	(25)	105
Balance 1/31/13	$383	$(200)	$183

Balance 7/31/13	$383	$(258)	$125
Activity	-	(29)	(29)
Balance 10/31/13	$383	$(287)	$96
Activity	-	(29)	(29)
Balance 1/31/14	$383	$(316)	$67	0.72

	Total Intangibles
	Cost	Accumulated	Net
	Basis	Amortization	Value
Balance 7/31/12	$4,257	$(2,818)	$1,439
Activity	880	(95)	785
Balance 10/31/12	$5,137	$(2,913)	$2,224
Activity	2,310	(140)	2,170
Balance 1/31/13	$7,447	$(3,053)	$4,394

Balance 7/31/13	$7,447	$(3,348)	$4,099
Activity	-	(150)	(150)
Balance 10/31/13	$7,447	$(3,498)	$3,949
Activity	110	(158)	(48)
Balance 1/31/14	$7,557	$(3,656)	$3,901	11.11

The estimated amortization expense related to intangible assets by fiscal year at January 31, 2014 is as follows (in thousands):

2014	$289
2015	518
2016	497
2017	426
2018	213
Thereafter	1,958
$3,901

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by the Company:  (a) the one,  two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent Senior Leverage Ratio, defined as total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at January 31, 2014).

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

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company. The Company was in compliance with its debt covenants at January 31, 2014.

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

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of January 31, 2014 and audited balance sheet as of July 31, 2013 (in thousands):

	January 31	July 31
	2014	2013
Long-term debt	$4,276	$4,500
Less current maturities	(562)	(450)
Long-term debt, non-current	$3,714	$4,050

Minimum principal payments due on the Term Loan are as follows for the fiscal years ending (in thousands):

2014	$226
2015	675
2016	1,125
2017	1,125
2018	1,125
$4,276

8. Income Taxes

The unaudited provision for income taxes for the three and six months ended January 31, 2014 and 2013 is composed of the following (in thousands):

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Current:
Federal	$-	$(22)	$-	$(22)
State	-	(15)	(6)	(36)
Change in valuation allowance	32	941	32	941
Deferred, net	194	(69)	116	(174)
Income tax benefit (expense)	$226	$835	$142	$709

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated future benefit from tax net operating loss carryforwards are reported as deferred tax assets and liabilities in the balance sheet.  We have unused net operating loss carry forwards ("NOLs") for federal income tax purposes, and as a result, we generally only incur alternative minimum taxes at the federal level.

As of January 31, 2014, the Company had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $7,526,000 and $3,856,000, respectively, which expire as follows (in thousands):

Year ended July 31, *	Federal	State
2014	$-	$482
2015	-	3,258
2019	182	4
2020	6,043	-
2024	4	-
2025	-	75
2030	946	-
2034	351	37
	$7,526	$3,856

* Years not shown have no amounts that expire and the year ended July 31, 2034 includes current year to date estimated tax loss carryforwards .

A detailed assessment is performed semi-annually or when events occur that would warrant an assessment of the likelihood that the Company’s net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax assets will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the Consolidated Statements of Operations.

The Company recorded a benefit related to a net change in estimate on our valuation allowance of approximately $32,000 or $0.00 per basic and diluted share, and $941,000 or $0.11 per basic and diluted share, during the three months ended January 31, 2014 and 2013, respectively, as a result of our evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.  Our remaining valuation allowance against deferred tax assets was approximately $184,000 at January 31, 2014, which primarily relates to state NOLs expected to expire in fiscal 2014 through 2015.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and a state rate of approximately 3% to U.S. based income before income taxes is as follows (in thousands):

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Computed income taxes at 37%	$218	$278	$154	$157
Permanent items	(9)	(17)	(32)	(21)
Change in estimated valuation allowance	32	941	32	941
Other	(15)	(366)	(12)	(367)
Income tax (expense) benefit	$226	$835	$142	$709

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of January 31, 2014 and 2013.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.  Fiscal years subsequent to 2009 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

9.   Stockholders’ Equity

During the six months ended January 31, 2014, the Company issued 148,904 shares of common stock with a fair market value of $438,000 related to director and employee compensation, 50,000 shares with a fair market value of $164,000 related to acquisitions and 192,500 shares related to the exercise of stock options with exercise proceeds of $141,000.

During the six months ended January 31, 2013, the Company issued 464,967 shares of common stock with a fair market value of $623,000 related to debt financing, 169,272 shares of common stock with a fair market value of $260,000 related to director and employee compensation, 100,000 shares with a fair market value of $101,000 related to acquisitions and 15,800 shares related to the exercise of stock options with exercise proceeds of $10,000.

On March 12, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors (the “Purchasers”) whereby the Company agreed to sell and the Purchasers agreed to purchase (1) an aggregate of 3,200,000 shares (the “Shares”) of the Company’s common stock for an amount equal to a per share purchase price of  $1.50, and (2) warrants (the “Warrants”) to purchase an aggregate of 1,066,667 shares of common stock (the “Warrant Shares”).  The Warrants, which were issued pursuant to Common Stock Purchase Warrant agreements dated March 15, 2013 (the “Warrant Agreements”), were exercisable immediately upon issuance (with certain exceptions) at an exercise price of  $2.00 per share.  Outstanding Warrants will expire on March 15, 2018.  In addition to such issuances, on March 15, 2013, the Company issued a warrant to purchase in the aggregate  64,000 shares of common stock to Ascendiant Capital Partners, LLC and an Ascendiant Affiliate (“Ascendiant”) on the same terms as the Warrant Agreements described above pursuant to the terms of the Company’s placement agency arrangement with Ascendiant.

In connection with the transaction, the Company received gross cash proceeds of $4,500,000 and retirement of $300,000 of indebtedness under the Sifen Note.  The transactions contemplated by the Purchase Agreement, including the issuance of the Shares and the Warrants, were completed on March 15, 2013.

On July 26, 2013 and July 29, 2013, the Warrant Agreements between the Company and the holders of 916,667 of the Warrants were amended to temporarily reduce the exercise price of the Warrants from $2.00 per share to $1.80 per share through the close of business on July 30, 2013.  All 916,667 of the amended Warrants were exercised at $1.80 per share on July 30, 2013. There were 214,000 Warrants outstanding at January 31, 2014 with a strike price of $2.00 per share and a fair value of $286,000 and $254,000 classified as common stock warrants at fair value on the balance sheet at January 31, 2014 and July 31, 2013, respectively.

Fair Value of Warrants

The Warrant Agreements include a down-round protection feature which reduces the strike price of the Warrants from $2.00 to $1.50 if there is a private placement for less than the $2.00 strike price, which resulted in the Warrants being treated as a derivative instrument. The Warrants are recorded as a liability on the balance sheet at fair value.  Changes in fair value are recorded to gain or loss on change in fair value of stock warrants on the statements of operations.  The down-round protection feature expires on March 12, 2014, at which time any remaining balance of Warrants outstanding would no longer have a derivative feature and would be reclassified to equity.

Because the Warrants have no comparable market data to determine fair value, the Company hired an independent valuation firm to do an initial valuation of the Warrants at the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using an open form simulation model.  The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement.  Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the Warrants, would cause the fair value of the Warrants to increase.  Because of the significant unobservable inputs used to calculate fair value, the Warrants are classified as Level 3 measurements.

The Warrants are measured at fair value on a recurring basis. Unrealized gains and losses on items measured at fair value are recognized in earnings.  We incurred a loss of $10,000 and $32,000 for the three and six months ended January 31, 2014 related to the Warrants primarily as a result of an increase in the market value of the Company’s common stock.  The following table shows changes to the Warrants during the three months ended January 31, 2014 (in thousands):

Fair value measurements using:	Level 1 inputs: quoted prices in active markets for identical assets	Level 2 inputs: significant other observable inputs	Level 3 inputs: significant unobservable inputs
Balance 7/31/13	$-	$-	$254
Unrealized loss	-	-	22
Balance 10/31/13	$-	$-	$276
Unrealized loss			10
Balance 1/31/14	$-	$-	$286

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended January 31, 2014 and 2013, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion, including, without limitation, the section entitled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2013, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

ARI Network Services, Inc. creates award-winning software as a service (“SaaS”) and data as a service (“DaaS”) solutions that help equipment manufacturers, distributors and dealers in selected vertical markets Sell More Stuff!TM – online and in-store.  We remove the complexity of selling and servicing parts, garments and accessories (“PG&A”) for our customers in the outdoor power equipment (“OPE”), powersports, automotive tire and wheel (“ATW”), durable medical equipment (“DME”), marine, recreational vehicle (“RV”) and white goods industries. Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 469,000 models from over 1,400 manufacturers.  Our customers include nearly all of the largest manufacturers and distributors in each of the vertical markets we serve, and we estimate that more than 22,000 equipment dealers, 195 distributors and 140 manufacturers worldwide leverage our web or eCatalog platforms to Sell More Stuff! TM.

Our Solutions

Our SaaS and DaaS solutions include: (i) eCommerce-enabled websites, which provide a web presence for dealers and serve as a platform for driving leads and eCommerce sales; (ii) eCatalogs, which drive sales of inventory and PG&A both online and within the dealership; and (iii) lead management software designed to increase sales for dealers through more efficient management and improved closure of leads.  Our solutions also improve our customers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both of which serve to significantly improve a customer’s overall experience with the dealer.

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

Websites are sold through our inside sales teams, which are aligned by vertical market.  The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). We typically charge a nominal, one-time set-up fee to develop a new dealer website, monthly recurring subscription fees and variable transaction fees.  Our websites are typically sold under one year, renewable contracts with monthly payment terms.  We currently host and maintain more than 5,500 websites for dealers in all of our vertical markets.  Websites have become ARI’s largest source of revenue and accounted for 51% of total revenue during the first half of fiscal 2014.

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

PartSmart®, our CD-based electronic parts catalog, is used by dealers worldwide in the OPE, powersports, marine, appliance and agricultural equipment industries to increase productivity by significantly reducing parts lookup time.  Our PartSmart® software allows multi-line dealers to look up parts and service information for all manufacturer product lines that the dealer carries, and integrates with more than 90 of the leading dealer business management systems.

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

We derived approximately 44% of our revenues from our eCatalog solutions during the six months ended January 31, 2014.  Our eCatalog products are sold through our dedicated internal sales team, and fees charged include a recurring license fee, subscription fees for subscribed catalogs, and in some cases, page view fees.

Lead Management Product

Our award-winning SaaS solution, Footsteps™, is designed to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues for our customers. Footsteps™ connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product is used as a complete database of customers and prospects, and manages the dealer-to-customer relationship, from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.   We derived approximately 3% of our revenues from Footsteps™ in the first half of fiscal 2014.

Other Solutions

We also offer a suite of complementary solutions, which include search engine marketing, software and website customization services and website hosting. On a combined basis, these other services accounted for approximately 2% of revenue during the six months ended January 31, 2014.

Our Growth Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions that help our customers, in selected vertical markets, efficiently and effectively sell and service more whole goods and PG&A – in other words, to Sell More Stuff!   Our goal is to grow revenues at a double-digit rate and to grow earnings faster than revenues through scalability.  We will provide our solutions to dealers, distributors, manufacturers, service providers, and consumers in vertical markets where the finished goods are complex equipment requiring service and are primarily sold and serviced through an independent dealer channel.  We believe this strategy will drive increased value to our shareholders, employees, and customers.

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

Drive organic growth through innovative new solutions, differentiated content, entering new markets and expanding geographically

As a subscription-based, recurring revenue (“RR”) business, the most important drivers of future growth are increasing the level of our RR and reducing the rate of our customer churn.  We define RR as revenue from products and services which are subscription-based and renewable, including license fees, maintenance fees, catalog subscription fees and hosting fees, and we define churn as the percentage of RR that does not renew.  During the six months ended January 31, 2014, our RR increased 34.5% over the same period last year and the percentage of our total revenues that were RR increased to 94.7% from 85.5% in fiscal 2013.

•

Develop and deploy innovative new solutions.  We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.

In the second quarter of fiscal 2014, we completed a number of new enhancements to our services, including the following:

o

Web Platform – During the quarter we made several enhancements to our Endeavor website solution, including new application programming interfaces (“APIs”) that enable our customers to update information via external applications such as smartphones; value-added consumer usage and feedback analytics capability; expanded integration with ADP, the leading business management system in PowerSports; and a new administration panel with improved site performance metrics and various new content management tools.

o

eCatalog – During the quarter we launched a new version of PartSmart Web, which includes enhanced security encryption, error detection and expanded web browsing capabilities.  We completed the development of additional electronic marketing capabilities and integration with two new dealer management systems in our AccessorySmart service, as well as consumer usage and feedback analytics capability.  We also released several updates to our eCatalog suite of products which include:   new search functionality using manufacturer serial numbers, allowing consumers to uniquely identify the exact part needed for a specific model; expanded integration with several new manufacturer parts catalogs; and  a new automatic parts diagram hot-spotting tool with optical character recognition technology.

•

Differentiate our content.  We believe we have the largest library of whole goods and PG&A content in the vertical markets we serve.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire.   We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.  Our content library includes aftermarket fitment data for the powersports industry, which is the only content of its type available electronically. We have developed consumer analytic tools to several of our products, offering value-added feedback to our customers to help them “Sell More Stuff!”
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

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve sustained double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn is one of the most important metrics we track and manage.  We experienced marked improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn. On a trailing twelve month basis, customer churn increased from 12.4% in January 2013 to 12.5% in January 2014.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

Lead the market with open integration to related platforms

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry.  We currently have integration capabilities with over 90 DMSs (we refer to these relationships as “Compass Partners”) and we continue to seek other strategic alliances that can be integrated with our product and service offerings.  We integrated our AccessorySmart service with two new business management systems  in the first quarter of fiscal 2014.

Successfully execute acquisitions that align with our core strategy

Since 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that align with our strategy. Since the program’s inception, we have closed twelve acquisitions.  A summary of some of our most recent acquisitions is as follows:

Acquisition	Date	Strategy
OC-Net, Inc.	January 2007	▪	New website platform
Info Access	July 2008	▪	Market-leading entrance into white goods market
Channel Blade Technologies	April 2009	▪	Market-leading entrance into marine and RV markets
		▪	New lead management product, Footsteps™
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the
powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and HME industries
		▪	New award-winning website platform
DUO Web Solutions	November 2013	▪	A leading provider of social media and online
marketing services in the powersports industry

All of these acquisitions, with the exception of 50 Below and DUO Web Solutions, have been fully integrated into our operations.  We continue to integrate the 50 Below operations into ARI and anticipate that the 50 Below and DUO Web Solutions operations will be fully integrated into ARI during fiscal 2014.

Summary of Operating Results

We achieved 8.8% total revenue growth in the second quarter of fiscal 2014, and 21.4% total revenue growth year to date, over the same periods last year.  Recurring revenue now constitutes 94.7% of our total revenue for the six months ended January 31, 2014, compared to 85.8% for the same period last year. Recurring revenue increased 17.1% for the quarter and 34.5% year to date during fiscal 2014 compared to the same periods last year. The growth in both total and recurring revenue is largely attributable to revenue from the 50 Below acquisition in November 2012.

Loss from operations decreased 7.1% or $40,000 for the three months ended January 31, 2014, compared to the same period last year and increased 66.9% or $176,000 for the six months ended January 31, 2014, compared to the same period last year. Operating expenses increased $732,000 and $2,934,000 for the three and six month periods ended January 31, 2014, compared to the same periods last year, primarily due to the additional costs of the 50 Below operation, an increase in our sales and marketing resources and termination benefits incurred in connection with a workforce reduction in January 2014.

During January 2014, the Company implemented a 14% reduction in workforce as a result of consolidating operations and other operational efficiencies achieved as we have continued to integrate the 50 Below operation, primarily in the catalog conversion and website implementation and support areas, thereby eliminating duplicate efforts.  The Company expensed approximately $234,000 in severance and related costs as a result of this workforce reduction.

Net loss was $461,000 and $436,000 for the three and six months ended January 31, 2014, compared to net income of $4,000 and $117,000 for the same periods last year.  The decrease in earnings is primarily due to a non-cash tax gain of $941,000 recognized in the second quarter of fiscal 2013 related to a reduction in the valuation allowance against our net operating loss carryforwards.

Cash flows from operations were $55,000 and $29,000 during the three and six months ended January 31, 2014 compared to $868,000 and $1,377,000 during the same periods last year. The decline in cash generation was primarily due to costs associated with the integration of the 50 Below operation, the timing of customer receipts and the timing of vendor payments.  We expect cash from operations to improve during the remainder of fiscal 2014 due to the cost savings from the operational efficiency improvements made in the second quarter of fiscal 2014 and an increase in cash receipts as a result of RR growth.

Revenue

The following table summarizes our RR and non-recurring revenue by product (in thousands).  Certain reclassifications were made to amounts previously reported in our financial statements in order to conform to the current presentation.

	Three months ended January 31		Percent	Six months ended January 31		Percent
	2014	2013	Change	2014	2013	Change
Recurring revenue
Websites	$3,973	$2,955	34.5%	$8,041	$4,213	90.8%
eCatalog	3,391	3,293	3.0%	6,758	6,575	2.8%
Lead management	212	211	0.5%	424	423	0.2%
Other	124	115	8.3%	206	262	(21.2)%
Total recurring revenue	$7,700	$6,573	17.1%	$15,429	$11,473	34.5%

Non-recurring revenue
Lead generation	$72	$276	(73.9)%	$136	$583	(76.7)%
Professional services	127	409	(68.9)%	248	856	(71.0)%
Usage fees	129	110	17.1%	284	285	(0.4)%
Other	107	110	(2.5)%	198	223	(11.1)%
Total non-recurring revenue	$435	$905	(51.9)%	$866	$1,947	(55.5)%
			-
Total revenues	$8,135	$7,478	8.8%	$16,295	$13,420	21.4%

Recurring revenue	94.7%	87.9%		94.7%	85.5%
Non-recurring revenue	5.3%	12.1%		5.3%	14.5%
	100.0%	100.0%		100.0%	100.0%

Total revenue increased 8.8% or $657,000 and 21.4% or $2,875,000 for the three and six months ended January 31, 2014, compared to the same periods last year.  Recurring revenue increased 17.1% or $1,127,000 and 34.5% or $3,956,000 for the three and six months ended January 31, 2014, compared to the same periods last year.  RR represented 94.7% of total revenues in the first six months of fiscal 2014 versus 85.5% in the first six months of fiscal 2013.  We anticipate that RR will continue to increase over the comparable prior year period, for the remainder of fiscal 2014.

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

We generate RR from each of our three primary product categories. Web platform products generate RR from monthly subscription fees.  Web platform RR increased 34.5%  or $1,018,000 and 90.8% or $3,828,000 for the three and six months ended January 31, 2014, compared to the same periods last year.  Web platform RR represented 52.1% of total RR in the first half of fiscal 2014 and is our largest source of RR.

The growth in Web platform RR was largely the result of our acquisition of 50 Below in November 2012.  Since the acquisition, we have integrated our sales, support and implementation teams related to our website products.  As part of the 50 Below acquisition, the Company assumed a significant recurring revenue service obligation and has had a high success rate in renewing those contracts.  We anticipate that our web platforms will continue to be the Company’s largest source of growth, much of this growth coming in the ATW and HME markets, both of which are new to ARI.

Our eCatalog products generate RR from software license and renewal fees, catalog subscriptions, and software maintenance and support fees.  eCatalog RR increased 3.0% or $98,000 and 2.8% or $183,000 for the three and six months ended January 31, 2014, compared to the same periods in fiscal 2013.  eCatalog is now our second largest source of RR, representing 43.8% of total RR for the six months ended January 31, 2014.

eCatalog revenues have historically had the Company’s lowest revenue growth rates, primarily attributable to ARI’s already strong market position.  We have seen eCatalog growth rates begin to increase since our new AccessorySmart product was introduced to the market and expect this growth to accelerate in the second half of fiscal 2014.  AccessorySmart is a fitment-powered aftermarket PG&A lookup solution and is a first-of-its-kind in the powersports industry.  The product won a “Nifty 50 Award” from Powersports Business, a leading industry trade publication, at the powersports industry’s largest trade show in February 2014.

Lead management RR is generated from subscription fees for the use of our Footsteps™ products.  Lead management RR was $212,000 and $424,000 for the three and six months ended January 31, 2014, which was relatively consistent with the same periods in fiscal 2013.  The Company is currently reviewing various options with respect to the Footsteps™ product, including the possibility of including the core functionality of the product within our web platforms and expects this product to continue to be instrumental in our goal of helping our customers Sell More Stuff!TM.

Non-recurring Revenues

Non-recurring revenues are generated from the Company’s SearchEngineSmart™ lead generation service, professional services related to software customization and data conversion, usage fees charged on our RR products, and other complementary products and services.  Total non-recurring revenues were $435,000 for the three months ended January 31, 2014, versus $905,000 for the same period in fiscal 2013, a decline of 51.9% and $866,000 for the six months ended January 31, 2014, versus $1,947,000 for the same period last year, a decline of 55.5%.  As a percentage of total revenues, non-recurring revenues were 5.3% in the first half of fiscal 2014, versus 14.5% for the same period in fiscal 2013.  Our goal is to maintain non-recurring revenues of less than 10% of total revenues, as the margins on these revenues tend to be lower than our RR products.  Furthermore, these revenues must be resold each year.  We expect non-recurring revenues to be less than 10% of total revenues for the remainder of fiscal 2014.

The fiscal 2014 decline in non-recurring revenues was primarily driven by a change in business model for our lead generation service.  The largest cost associated with this service is the purchase of ad words from Internet search providers such as Google.  Historically, the revenues recognized on this service included the cost associated with the ad word spend.  These costs were then “passed through” directly to the Internet search provider.  Under this model, GAAP requires these costs to be recognized as both a revenue and a cost of sale.  Not only did this treatment have the impact of reducing gross margins as a percentage of revenue, but also provided negative float to ARI as the ad word costs were at times paid to the Internet search provider prior to receiving the funds from the customer.

During the latter part of fiscal 2013, we made a change to this business model whereby the customer is now responsible for paying the cost of the ad words directly to the Internet search provider.  ARI now simply charges the customer a fee for the service provided.  This change had the impact of reducing GAAP revenues associated with this service, as discussed above.  However, the change had little or no net impact on the gross profit or net cash receipts associated with the service.

Non-recurring revenues from our professional services business declined 68.9%  or  $282,000 and 71.0% or $608,000 during the three and six months ended January 31, 2014, compared to the same periods in fiscal 2013.  This decline is due to our goal of focusing on RR, which generates higher gross profits.  Revenues from non-recurring professional services will fluctuate from period to period based on the timing of custom projects.

Pro forma Revenue

The following unaudited pro forma revenue information for the three and six months ended January 31, 2013 reflects the historical results of operations of both companies, with pro forma adjustments as if the acquisition had occurred on August 1, 2012.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's revenue would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor any future date or period.

	Three months ended January 31		Percent	Six months ended January 31		Percent
	2014	2013	Change	2014	2013	Change
Recurring revenue	$7,700	$7,374	4.4%	$15,429	$14,675	5.1%
Non-recurring revenue	$435	$905	(51.9)%	$866	$1,947	(55.5)%
Total pro forma revenue	$8,135	$8,279	(1.7)%	$16,295	$16,622	(2.0)%

50 Below revenues are all classified as recurring revenue.  Pro forma recurring revenue grew 4.4% or $326,000 and 5.1% or $754,000 for the three and six months ended January 31, 2014, compared to the same periods last year.  Non-recurring revenue decreased 51.9% or $470,000 and 55.5% or $1,081,000 for the three and six months ended January 31, 2014, compared to the same periods in fiscal 2013, primarily due to the change in our lead generation business model described above.  Management expects recurring revenue to continue to increase over the previous year pro forma recurring revenue for the remainder of fiscal 2014.

Cost of Revenue and Gross Margin

We classify as cost of revenue those costs directly attributable to the provision of services. These costs include (i) software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to customers; (ii) direct labor for the provision of catalog production, product implementations and professional services revenue; and (iii) other direct costs, which represent amounts paid to third party vendors for data royalties, as well as data conversion and replication fees directly attributable to the services we provide our customers.

The table below breaks out cost of revenue into each of these three categories (in thousands):

	Three months ended January 31				Six months ended January 31
		% of		% of		% of		% of
	2014	Revenue	2013	Revenue	2014	Revenue	2013	Revenue

Net revenues	$8,135		$7,478		$16,295		$13,420
Cost of revenues:
Amortization of capitalized software costs	519	6.4%	464	6.2%	962	5.9%	860	6.4%
Direct labor	605	7.4%	566	7.6%	1,249	7.7%	1,014	7.6%
Other direct costs	562	6.9%	691	9.2%	1,035	6.4%	1,255	9.4%
Total cost of revenues	1,686	20.7%	1,721	23.0%	3,246	19.9%	3,129	23.3%
Gross profit	$6,449	79.3%	$5,757	77.0%	$13,049	80.1%	$10,291	76.7%

Gross profit was $6,449,000 or 79.3% of revenue for the three months ended January 31, 2014, compared to $5,757,000 or 77.0% of revenue for the same period last year and $13,049,000 or 80.1% of revenue for the six months ended January 31, 2014, compared to $10,291,000 or 76.7% of revenue for the same period last year.  The increase in gross profit margin was primarily attributed to our strategy to focus on recurring SaaS and DaaS services, which have a much higher gross margin than our non-recurring services.  In conjunction with this, we made a change to our lead generation service business model, eliminating the pass-through cost of purchased ad words from the search engine providers on behalf of our customers.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

Operating Expenses

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

The following table summarizes our unaudited operating expenses by expense category (in thousands).   Certain reclassifications were made to amounts previously reported in our financial statements in order to conform to the current presentation related to certain shared corporate overhead expenses which were reclassified between sales and marketing, customer operations and support, software development and technical support and general and administrative expenses.

	Three months ended January 31
		Percent of		Percent of	Percent
	2014	Revenue	2013	Revenue	Change
Sales and marketing	$2,442	30.0%	$1,913	25.6%	27.6%
Customer operations and support	1,780	21.9%	1,515	20.3%	17.5%
Software development and technical support	781	9.6%	710	9.5%	10.0%
General and administrative	1,713	21.1%	1,846	24.7%	(7.2)%
Depreciation and amortization (1)	339	4.2%	339	4.5%	-%
Net operating expenses	$7,055	86.7%	$6,323	84.6%	11.6%

	Six months ended January 31
		Percent of		Percent of	Percent
	2014	Revenue	2013	Revenue	% Change
Sales and marketing	$4,899	30.1%	$3,135	23.4%	56.3%
Customer operations and support	3,391	20.8%	2,561	19.1%	32.4%
Software development and technical support	1,337	8.2%	1,323	9.9%	1.1%
General and administrative	3,201	19.6%	2,917	21.7%	9.8%
Depreciation and amortization (1)	660	4.1%	619	4.6%	6.6%
Net operating expenses	$13,488	82.8%	$10,554	78.6%	27.8%

(1)	Exclusive of amortization of software products of $518, $464, $962 and $860 for the three and six months ended

                  January 31, 2014 and 2013, respectively, which are included in cost of revenue.

Net operating expenses increased 11.6% or $732,000 and 27.8% or $2,934,000 for the three and six months ended January 31, 2014, compared to the same periods last year.   The increase in net operating expenses was largely due to the costs necessary to operate the 50 Below business, primarily in the sales and marketing and general and administrative categories.  During January 2014, the Company implemented a 14% reduction in workforce as a result of consolidating operations and other operational efficiencies achieved as we have continued to integrate the 50 Below operation, primarily in the catalog conversion and website implementation and support areas, thereby eliminating duplicate efforts.  The Company expensed approximately $234,000 in severance and related costs as a result of this workforce reduction. Management expects net operating expenses to decline, as a percentage of total revenues, over time as we leverage the growth of our core RR products, for which the incremental costs related to these products decrease for every dollar of new revenue and we realize the cost savings related to the operating efficiencies deployed in January 2014.

Sales and Marketing

Sales and marketing expense increased 27.6% or $529,000 and 56.3% or $1,764,000 for the three and six months ended January 31, 2014, compared to the same periods last year.  Sales and marketing expense as a percentage of revenue increased from 23.4% of revenue for the first half of fiscal 2013 to 30.1% for the same period in fiscal 2014.  The Company has focused its resources in the sales and marketing area designed to drive revenue growth, including:  the hire of a Vice President of Marketing; increasing staff in both sales and marketing; and increasing involvement in trade shows and online publications.  Management expects sales and marketing expense as a percentage of revenue to decrease as the Company recognizes revenue on new sales from the first half of fiscal 2014 and continues to increase new sales for the remainder of fiscal 2014.

Customer Operations and Support

Customer operations and support expense increased 17.5% or $265,000 and 32.4% or $830,000 for the three and six months ended January 31, 2014, compared to the same periods last year.  Customer operations and support expense as a percentage of revenue increased from 19.1% of revenue for the first half of fiscal 2013 to 20.8% for the same period in fiscal 2014.  Management expects customer operations and support expenses to decline, as a percentage of total revenues, over time as we realize the cost savings related to the efficiencies implemented in the catalog conversion and customer implementation and support areas, while RR continues to grow.

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

The table below summarizes our internal software development and technical support (in thousands):

	Three months ended January 31		Percent	Six months ended January 31
	2014	2013	Change	2014	2013	% Change

Total software development and
technical support costs	$1,719	$1,695	1.4%	$3,423	$3,149	8.7%
Less: amount capitalized as
software development*	(333)	(420)	(20.7)%	(837)	(813)	3.0%
Less: direct labor classified as
cost of revenues	(605)	(565)	7.1%	(1,249)	(1,013)	23.3%
Net software development and technical support
costs classified as operating expenses	$781	$710	10.0%	$1,337	$1,323	1.1%

*Does not include outside vendor costs or capitalized interest costs

Total software development and technical support costs increased 1.4% or $24,000 and 8.7% or $274,000 for the three and six months ended January 31, 2014 versus the same periods last year.  The increase was primarily driven by the development costs associated with our two acquisitions.

During the three and six months ended January 31, 2014, we capitalized $333,000 and $837,000 of software development labor and overhead, versus $420,000 and $813,000 during the same periods last year.  We have devoted resources to several enhancements of our newly acquired website product, including search engine optimization and integration with inventory management systems in the ATW and powersports industries and the development of new APIs that enable our customers to update information via external applications such as smartphones.  We have also completed additional electronic marketing capabilities and integration with two new dealer management systems in our AccessorySmart service, as well as consumer usage and feedback analytics capability.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

Other Income and Expense

The table below summarizes the components of other income and expenses (in thousands):

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Interest expense	$(78)	$(269)	$(148)	$(337)
Loss on change in fair value of stock warrants	(10)	-	(32)	-
Gain on change in fair value of earn-out payable	-	-	26	-
Other, net	7	4	15	8
Total other income (expense)	$(81)	$(265)	$(139)	$(329)

Interest Expense

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs.  Interest expense decreased 71.0% or $191,000 and 56.1% or $189,000 for the three and six months ended January 31, 2014, compared to the same periods last year.  The decrease in interest expense is a result of the April 2013 restructuring of debt that the Company incurred in November 2012 to finance the 50 Below acquisition.

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

During the three and six months ended January 31, 2014, we incurred non-cash losses of $10,000 and $32,000 related to the warrants, primarily as a result of an increase in the market value of the Company’s common stock.  We have 214,000 warrants outstanding at January 31, 2014, which will require fair value accounting treatment until the earlier of their exercise or expiration of the down-round protection feature.  Changes in the market price of the Company’s common stock are likely to have the most significant impact on the fair value of the warrants. The down-round protection feature expires on June 20, 2014, at which time any remaining balance of warrants outstanding would no longer have a derivative feature and would be reclassified to equity.

Gain on Change in Fair Value of Earn-out Payable

The Company incurred a liability as part of the consideration for the Ready2Ride acquisition in August 2012, contingent on future revenues earned related to the acquired business.  On October 22, 2013, the Company amended the Purchase Agreement in relation to the earn-out payments resulting in three fixed payments of $125,000 and an aggregate of 40,000 shares of common stock.  During the six months ended January 31, 2014, we recorded a gain on change in fair value of earn-out payable of $26,000, or $0.00 per basic and diluted common related to this amendment.

Acquisitions

On November 28, 2012, the Company, through a wholly-owned subsidiary, completed the acquisition of the assets of the Retail Services Division of Fifty Below Sales & Marketing, Inc., a leading provider of eCommerce websites in the powersports, ATW and HME industries for a purchase price of $5,000,000 and the assumption of contracts having deferred revenue originally valued in the amount of $4,601,000.  The Company funded $1,500,000 of the purchase price through a combination of the Company’s operating cash flows and availability under its existing credit facilities.  The balance of the purchase price was funded through a term note with a significant shareholder.

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

Income Taxes

The Company has net deferred tax assets of $6,533,000, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had an income tax benefit of $226,000 and $142,000 during the three and six months ended January 31, 2014, compared to $835,000 and $709,000 during the same periods last year.  We recorded a tax benefit related to a change in estimate of the valuation allowance against future NOLs of $32,000 for the three and six months ended January 31, 2014 and $941,000 for the three and six months ended January 31, 2013, because of an expected increase in future taxable income.  We paid income taxes of $70,000 and $29,000 for the six month periods ended January 31, 2014 and 2013, respectively, primarily related to statutory alternative minimum taxes.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements (in thousands):

	Three months ended January 31		Six months ended January 31
	2014	2013	2014	2013
Net cash provided by operating activities	$53	$868	$27	$1,377
Net cash used in investing activities	(997)	(1,103)	(1,949)	(3,629)
Net cash provided by financing activities	408	172	312	1,104
Effect of foreign currency exchange rate
changes on cash	(4)	(8)	(4)	(12)
Net change in cash	$(540)	$(71)	$(1,614)	$(1,160)
Cash at end of period	$581	$190	$581	$190

We utilized $540,000 and $1,614,000 of cash during the three and six months ended January 31, 2014, compared to $71,000 and $1,160,000 during the same periods in fiscal 2013.  Net cash provided by operating activities was $53,000 and $27,000 during the three and six months ended January 31, 2014, respectively, compared to $868,000 and $1,377,000 during the same periods last year. The decline in cash generation was primarily due to costs and assumed liabilities associated with the integration of the 50 Below operation, the timing of customer receipts and the timing of vendor payments.  We expect cash from operations to improve during the remainder of fiscal 2014 due to the cost savings from the operational efficiency improvements made in the second quarter of fiscal 2014, the completion of assumed non-cash service obligations related to the 50 Below acquisition and an increase in cash receipts as a result of growth in RR.

Cash used in investing activities decreased $104,000 and $1,678,000 during the three and six months ended January 31, 2014, compared to the same periods last year.  The year to date decrease in investing was primarily due to the $1,798,000 investment in the acquisitions of Ready2Ride and 50 Below in the first quarter of fiscal 2013.  We invested $1,013,000 in capitalized software development costs, acquired $523,000 worth of technology equipment and leasehold improvements and invested $200,000 for the DUO acquisition during the first half of fiscal 2014.  We will continue to invest cash in the business to further our growth strategies previously discussed.

Cash provided by financing activities was $408,000 and $312,000 for the three and six months ended January 31, 2014, as the Company borrowed $400,000 on its line of credit to partially fund its investments.  Cash provided by financing activities was $172,000 and $1,104,000 for the three and six months ended January 31, 2013 as the Company borrowed an additional $1,500,000 of debt from Fifth Third, under its previous credit facilities, to fund its acquisitions of Ready2Ride and 50 Below.

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by the Company:  (a) the one, two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent senior leverage ratio, which is defined as total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at January 31, 2014).

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

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants at January 31, 2014.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party arose during the three months ended January 31, 2014.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2013.  There have been no significant changes to the risks described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride pursuant to an Asset Purchase Agreement dated August 17, 2012 by and among Ready2Ride, Jamie Amy-Longacre and Ronald L. Longacre, Jr.  Consideration for the acquisition included, among other things, a contingent earn-out payment.  On October 22, 2013, the Company and the seller amended the earn-out provisions of the Asset Purchase Agreement as follows: (i) the first earn-out payment was composed of $125,000 paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment is to be composed of $125,000 and 15,000 shares of common stock payable in September 2014; and (iii) the third earn-out payment is to be composed of  $125,000 and 15,000 shares of common stock payable in September 2015.  On November 7, 2013, the Company issued 10,000 shares of common stock to the sellers pursuant to the amended earn-out provisions.  The Company believes that this transaction was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.  The recipient of the shares represented, in the Asset Purchase Agreement, its intention to acquire the securities for investment only and not with a view toward their distribution, and appropriate legends were affixed to the share certificates.

On November 1, 2013, the Company agreed to issue 40,000 shares of common stock to McGaw Group, LLC (“McGaw Group”) (d/b/a DUO Web Solutions) as a portion of the consideration paid by the Company in connection with the Company’s acquisition of certain assets of McGaw Group pursuant to an Asset Purchase Agreement dated November 1, 2013 by and among the Company, McGaw Group, and Heather Blessington, the sole member of McGaw Group.  The Company believes that this transaction was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.  The recipient of the shares represented its intention to acquire the securities for investment only and not with a view toward their distribution, and appropriate legends were affixed to the share certificates.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1Amended and Restated ARI Network Services, Inc. 2010 Equity Incentive Plan incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2014.

10.2ARI Network Services, Inc. 2000 Employee Stock Purchase Plan, as amended, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2014.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2014.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ William A. Nurthen _

William A. Nurthen

Vice President of Finance and Chief Financial Officer

Exhibit 31.1

CERTIFICATION

I, Roy W. Olivier, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARI Network Services, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:  March 17, 2014

/s/ Roy W. Olivier

Roy W. Olivier
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, William A. Nurthen, certify that:

6.	I have reviewed this quarterly report on Form 10-Q of ARI Network Services, Inc.;
7.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

10.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:  March 17, 2014

/s/ William A. Nurthen

William A. Nurthen
Vice President of Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS

I, Roy W. Olivier, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARI Network Services, Inc. (the “Company”);
2.	Based on my knowledge, this quarterly report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and
3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

Dated:  March 17, 2014

/s/ Roy W. Olivier

Roy W. Olivier
President and Chief Executive Officer

Exhibit 32.2

CERTIFICATIONS

I, William A. Nurthen, certify that:

4.	I have reviewed this quarterly report on Form 10-Q of ARI Network Services, Inc. (the “Company”);
5.	Based on my knowledge, this quarterly report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and
6.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

Dated:  March 17, 2014

/s/ William A. Nurthen

William A. Nurthen
President and Chief Executive Officer