Form 10-Q
period 2014-04-30
ARI NETWORK SERVICES INC /WI
filed 2014-06-16
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

YESNOü

As of June 9, 2014 there were 13,455,203 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2014

Item  1. Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2014	2013
ASSETS
Cash and cash equivalents	$1,034	$2,195
Trade receivables, less allowance for doubtful accounts of $427
and $220 at April 30, 2014 and July 31, 2013, respectively	1,840	945
Work in process	161	154
Prepaid expenses and other	1,080	934
Deferred income taxes	2,896	2,938
Total current assets	7,011	7,166
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,523	2,641
Leasehold improvements	671	609
Furniture and equipment	3,256	2,561
	6,450	5,811
Less accumulated depreciation and amortization	(4,502)	(3,948)
Net equipment and leasehold improvements	1,948	1,863
Capitalized software product costs:
Amounts capitalized for software product costs	22,298	20,814
Less accumulated amortization	(18,098)	(16,604)
Net capitalized software product costs	4,200	4,210
Deferred income taxes	3,496	3,451
Other long term assets	78	141
Other intangible assets	3,744	4,099
Goodwill	12,326	12,198
Total assets	$32,803	$33,128

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2014	2013
LIABILITIES
Current borrowings on line of credit	$-	$-
Current portion of long-term debt	619	450
Current portion of earn-out payable	301	303
Accounts payable	554	710
Deferred revenue	7,849	8,571
Accrued payroll and related liabilities	1,425	1,434
Accrued sales, use and income taxes	132	147
Other accrued liabilities	504	316
Current portion of capital lease obligations	200	24
Total current liabilities	11,584	11,955
Long-term debt	3,544	4,050
Common stock warrants at fair value	282	254
Long-term portion of earn-out payable	171	418
Capital lease obligations	279	169
Other long term liabilities	217	233
Total non-current liabilities	4,493	5,124
Total liabilities	16,077	17,079

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	-	-
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	-	-
Common stock, par value $.001 per share, 25,000,000 shares authorized; 13,440,141 and 12,976,588 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	13	13
Additional paid-in capital	105,784	104,816
Accumulated deficit	(89,038)	(88,762)
Other accumulated comprehensive loss	(33)	(18)
Total shareholders' equity	16,726	16,049
Total liabilities and shareholders' equity	$32,803	$33,128

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Net revenue	$8,176	$8,228	$24,471	$21,648
Cost of revenue	1,560	1,885	4,806	5,014
Gross profit	6,616	6,343	19,665	16,634
Operating expenses:
Sales and marketing	2,291	2,324	7,190	5,459
Customer operations and support	1,638	1,545	5,029	4,106
Software development and technical support (net
of capitalized software product costs)	679	672	2,016	1,995
General and administrative	1,289	1,541	4,490	4,457
Depreciation and amortization (exclusive of amortization
of software product costs included in cost of revenue)	354	334	1,014	953
Loss on impairment of long-lived assets	-	420	-	420
Net operating expenses	6,251	6,836	19,739	17,390
Operating income (loss)	365	(493)	(74)	(756)
Other income (expense):
Interest expense	(68)	(197)	(216)	(534)
Loss on debt extinguishment	-	(682)	-	(682)
(Gain) loss on change in fair value of stock warrants	4	-	(28)	-
Gain on change in fair value of earn-out payable	-	-	26	-
Gain on change in fair value of contingent assets	-	64	-	64
Other income (expense), net	12	(1)	27	7
Total other income (expense)	(52)	(816)	(191)	(1,145)
Income (loss) before provision for income tax	313	(1,309)	(265)	(1,901)
Income tax benefit (expense)	(153)	738	(11)	1,447
Net income (loss)	$160	$(571)	$(276)	$(454)

Weighted average common shares outstanding:
Basic	13,394	10,548	13,235	9,055
Diluted	13,790	10,548	13,235	9,055
Net income (loss) per common share:
Basic	$0.01	$(0.05)	$(0.02)	$(0.05)
Diluted	$0.01	$(0.05)	$(0.02)	$(0.05)

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Net income (loss)	$160	$(571)	$(276)	$(454)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8)	(10)	(15)	(15)
Total other comprehensive loss	(8)	(10)	(15)	(15)
Comprehensive income (loss)	$152	$(581)	$(291)	$(469)

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine months ended April 30
	2014	2013
Operating activities:
Net income (loss)	$(276)	$(454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of software products	1,494	1,312
Amortization of discount related to present value of earnout	(12)	(21)
Amortization of bank loan fees	90	265
Stock based interest expense	-	38
Depreciation and other amortization	1,014	953
Loss on impairment of long-lived assets	-	420
Gain on change in fair value of contingent assets	-	(64)
Gain on liquidation of split dollar life insurance policy	-	682
Loss on change in fair value of stock warrants	28	-
Gain on change in fair value of contingent liabilities	(26)	-
Provision for bad debt allowance	176	106
Deferred income taxes	(3)	(1,537)
Stock based compensation related to stock options and restricted stock	329	620
Net change in assets and liabilities:
Trade receivables	(1,068)	(310)
Work in process	(7)	(7)
Prepaid expenses and other	(29)	(72)
Other long term assets	(56)	(207)
Accounts payable	(157)	66
Deferred revenue	(722)	(426)
Accrued payroll and related liabilities	110	284
Accrued sales, use and income taxes	(15)	(99)
Other accrued liabilities	172	(45)
Net cash provided by operating activities	$1,042	$1,504
Investing activities:
Purchase of equipment, software and leasehold improvements	(592)	(493)
Cash received on earnout from disposition of a component of the business	101	147
Cash paid related to earn-out	(250)	-
Cash paid for assets related to acquisition	(200)	(2,479)
Software developed for internal use	(29)	(9)
Software development costs capitalized	(1,391)	(1,279)
Net cash used in investing activities	$(2,361)	$(4,113)
Financing activities:
Net borrowings under line of credit	-	750
Payments on long-term debt	(337)	(8,172)
Borrowings under long-term debt	-	6,000
Proceeds from capital lease obligations incurred	312	-
Payments of capital lease obligations	(44)	(208)
Payment of stock issuance fees	-	(451)
Proceeds from issuance of common stock	237	4,511
Net cash provided by financing activities	$168	$2,430
Effect of foreign currency exchange rate changes on cash	(10)	(7)
Net change in cash and cash equivalents	(1,161)	(186)
Cash and cash equivalents at beginning of period	2,195	1,350
Cash and cash equivalents at end of period	$1,034	$1,164
Cash paid for interest	$222	$544
Cash paid for income taxes	$70	$50

Noncash investing and financing activities
Issuance of common stock in connection with acquisitions	$164	$101
Debt issued in connection with acquisitions	-	3,000
Accrued liabilities assumed in connection with acquisitions	-	4,728
Issuance of common stock in connection with debt retirement	-	300
Issuance of common stock warrants in connection with a securities purchase agreement	-	2,333
Issuance of common stock in connection with debt issuance and loan fees	-	585
Issuance of common stock related to payment of director compensation	251	176
Issuance of common stock related to payment of employee compensation	172	199
Contingent liabilities incurred in connection with acquisition	-	749

See accompanying notes

Notes to Unaudited Consolidated Financial Statements

1. Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or “the Company”) creates software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) solutions that help equipment manufacturers, distributors and dealers in selected vertical markets to Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used inventory, parts, garments, and accessories (”PG&A”) for customers in the outdoor power equipment (“OPE”), powersports, automotive tire and wheel (“ATW”), home medical equipment (“HME”), marine, recreational vehicle (“RV”) and appliances industries.  Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 469,000 models from over 1,400 manufacturers.  More than 22,000 equipment dealers, 195 distributors and 140 manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Duluth, Minnesota; Cypress, California; Floyds Knobs, Indiana; and Leiden, The Netherlands.

Basis of Presentation

These consolidated financial statements include the financial statements of ARI and its wholly-owned subsidiary, ARI Europe B.V.  We eliminated all significant intercompany balances and transactions in consolidation.  Certain reclassifications were made to amounts previously reported in our financial statements in order to conform to the current presentation related to certain shared corporate overhead expenses which were reclassified between sales and marketing, customer operations and support, software development and technical support and general and administrative expenses. This had no impact on gross profit, total operating expenses or net income (loss). All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Significant Accounting Policies

Our accounting policies are fully described in the footnotes to our Consolidated Financial Statements for the fiscal year ended July 31, 2013, which appear in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2013.  There were no material changes to our accounting policies during the nine months ended April 30, 2014.

Revenue Recognition

In accordance with Financial Accounting Standard 605-25 “Revenue from Multiple Element Arrangements”, revenues from subscription fees for use of our software, access to our catalog content, and software maintenance and support fees are all recognized ratably over the contractual term of the arrangement, as vendor specific objective evidence does not exist for these elements. ARI considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

Arrangements that include professional services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. Types of services that are considered essential to software subscription arrangements include customizing complex features and functionality in a product’s base software code or developing complex interfaces within a customer’s environment. When professional services are considered essential to software license arrangements, the professional service revenue is recognized pursuant to contract accounting using the percentage-of-completion method with progress-to-completion measured based upon labor hours incurred. Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of this type of arrangement, is amortized over the term of the contract. When professional services are not considered essential, the revenue allocable to the professional services is recognized as the services are performed.  When the current estimates of total contract revenue and contract cost indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.

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

Common Stock Warrants

ARI has periodically issued common stock warrants in connection with debt and equity financing arrangements.  The terms of the agreements are assessed to determine whether the instrument qualifies as an equity arrangement or a debt arrangement.  Arrangements determined to be derivatives are recorded at fair value as liabilities on the balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the Statements of Operations.  The Company recorded a gain related to the change in fair value of common stock warrants of $4,000 for the three months ended April 30, 2014 and a loss of $28,000 for the nine months ended April 30, 2014, compared to $0 for the three and nine months ended April 30, 2013.

Legal Provisions

ARI may be periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and can be reasonably estimated.   We had no legal provisions for the three or nine months ended April 30, 2014 or 2013, respectively.

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

The following table is a reconciliation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013

Net income (loss)	$160	$(571)	$(276)	$(454)

Weighted-average common shares outstanding	13,394	10,548	13,235	9,055
Effect of dilutive stock options and warrants	396	-	-	-
Diluted weighted-average common shares outstanding	13,790	10,548	13,235	9,055

Earnings per share
Basic	$0.01	$(0.05)	$(0.02)	$(0.05)
Diluted	$0.01	$(0.05)	$(0.02)	$(0.05)

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	200	2,531	1,520	2,531

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $63,000 and $112,000 for the three and nine month periods ended April 30, 2014, respectively, and $42,000 and $127,000 for the same periods last year.  There was approximately $389,000 and $194,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of April 30, 2014 and 2013, respectively.  There were no capitalized stock-based compensation costs at April 30, 2014 or July 31, 2013.

The fair value of each option granted was estimated in the period of issuance using the assumptions in the following table for the three and nine months ended April 30, 2014 and 2013:

	Three months ended April 30			Nine months ended April 30
	2014	2013		2014	2013
Expected life (years)	5.07 years		n/a	5.07 years	10 years
Risk-free interest rate	1.5%		n/a	1.4%	1.7%
Expected volatility	70.6%		n/a	72.0%	130.5%
Expected forfeiture rate	27.2%		n/a	14.2%	-%
Expected dividend yield	-%		n/a	-%	-%
Weighted-average estimated
fair value of options granted
during the period	$1.94	$	n/a	$1.96	$1.25
Cash received from the exercise
of stock options	$95,755		$570	$244,792	$9,453

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

Changes in option shares under the 2000 Plan during the three and nine months ended April 30, 2014 and 2013 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 1/31/13	997,961	$1.41	4.72	$459,617
Granted	-	n/a	n/a	n/a
Exercised	(3,800)	0.15	n/a	n/a
Forfeited	(687)	0.92	n/a	n/a
Outstanding at 4/30/13	993,474	$1.41	4.49	$1,074,015
Exercisable at 4/30/13	918,074	$1.47	4.49	$937,800

Outstanding at 1/31/14	822,074	$1.55	3.21	$1,514,709
Granted	-	n/a	n/a	n/a
Exercised	(65,111)	1.44	n/a	n/a
Forfeited	(1,313)	1.40	n/a	n/a
Outstanding at 4/30/14	755,650	$1.56	3.12	$1,148,668
Exercisable at 4/30/14	754,276	$1.56	3.12	$1,145,224

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Granted	-	n/a	n/a	n/a
Exercised	(16,600)	0.45	n/a	n/a
Forfeited	(89,695)	1.55	n/a	n/a
Outstanding at 4/30/13	993,474	$1.41	4.49	$1,074,015
Exercisable at 4/30/13	918,074	$1.47	4.49	$937,800

Outstanding at 7/31/13	986,786	$1.41	4.22	$1,564,296
Granted	-	n/a	n/a	n/a
Exercised	(212,611)	0.96	n/a	n/a
Forfeited	(18,525)	0.79	n/a	n/a
Outstanding at 4/30/14	755,650	$1.56	3.12	$1,148,668
Exercisable at 4/30/14	754,276	$1.56	3.12	$1,145,224

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 at April 30, 2014 and 2013.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2014 and 2013 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/13	75,587	$0.68
Granted	-	n/a
Vested	-	n/a
Forfeited	(187)	0.92
Non-vested at 4/30/13	75,400	$0.68

Non-vested at 1/31/14	1,374	$0.57
Granted	-	n/a
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 4/30/14	1,374	$0.57

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/12	78,087	$0.69
Granted	-	n/a
Vested	-	n/a
Forfeited	(2,687)	0.73
Non-vested at 4/30/13	75,400	$0.68

Non-vested at 7/31/13	27,461	$0.64
Granted	-	n/a
Vested	(12,500)	0.67
Forfeited	(13,587)	0.63
Non-vested at 4/30/14	1,374	$0.57

The weighted average remaining vesting period was .25 and .63 years at April 30, 2014 and 2013, respectively.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (as amended, the “2010 Plan”) on November 9, 2010, and the plan was approved by the Company's shareholders in December 2010, and amendments to the 2010 Plan were approved by the Company’s shareholders in January 2014.  The 2010 Plan is the successor to the Company’s 2000 Plan.  There are 1,850,000 shares of Company common stock authorized for issuance under the 2010 Plan.  Potential awards under the 2010 Plan include incentive stock options (“ISOs’’) and non-statutory stock options (“NSOs”), shares of restricted stock or restricted stock units, stock appreciation rights (“SARs), and shares of common stock.  Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be used for common stock restricted stock or restricted stock unit awards.

The exercise price for options and stock appreciation rights under the 2010 Plan cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant, and the exercise prices for options and stock appreciation rights cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan.  The maximum term of options and stock appreciation rights under the 2010 Plan is ten (10) years.   The 2010 Plan does not have liberal share counting provisions (such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan.

Changes in option shares under the 2010 Plan during the three and nine months ended April 30, 2014 and 2013 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 1/31/13	449,335	$1.17	9.11	$284,393
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(42,000)	0.80	n/a	n/a
Outstanding at 4/30/13	407,335	$1.20	8.91	$523,647
Exercisable at 4/30/13	111,210	$1.09	8.91	$156,031

Outstanding at 1/31/14	426,085	$1.76	8.67	$693,641
Granted	106,666	3.29	n/a	n/a
Exercised	(1,750)	1.11	n/a	n/a
Forfeited	(375)	0.66	n/a	n/a
Outstanding at 4/30/14	530,626	$2.07	8.72	$573,095
Exercisable at 4/30/14	176,690	$1.29	7.83	$315,654

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Granted	145,668	1.29	n/a	n/a
Exercised	(3,000)	0.66	n/a	n/a
Forfeited	(46,000)	0.79	n/a	n/a
Outstanding at 4/30/13	407,335	$1.20	8.91	$523,647
Exercisable at 4/30/13	111,210	$1.09	8.91	$156,031

Outstanding at 7/31/13	394,460	$1.25	8.70	$691,485
Granted	206,666	3.27	n/a	n/a
Exercised	(46,750)	0.89	n/a	n/a
Forfeited	(23,750)	1.09	n/a	n/a
Outstanding at 4/30/14	530,626	$2.07	8.72	$573,095
Exercisable at 4/30/14	176,690	$1.29	7.83	$315,654

The range of exercise prices for options outstanding under the 2010 Plan was $.58 to $3.30 and $0.58 to $1.75 at April 30, 2014 and 2013, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three and nine months ended April 30, 2014 and 2013 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 1/31/13	337,875	$1.19
Granted	-	n/a
Vested	-	n/a
Forfeited	(41,750)	0.81
Non-vested at 4/30/13	296,125	$1.25

Non-vested at 1/31/14	247,645	$2.10
Granted	106,666	3.29
Vested	-	n/a
Forfeited	(375)	0.66
Non-vested at 4/30/14	353,936	$2.46

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/12	192,707	$1.12
Granted	145,668	1.29
Vested	-	-
Forfeited	(42,250)	0.80
Non-vested at 4/30/13	296,125	$1.25

Non-vested at 7/31/13	177,145	$1.25
Granted	206,666	3.27
Vested	(15,000)	0.84
Forfeited	(14,875)	0.84
Non-vested at 4/30/14	353,936	$2.46

The weighted average remaining vesting period was 1.43 and 1.31 years at April 30, 2014 and 2013, respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 224,955 and 200,311 of the shares have been issued as of April 30, 2014 and July 31, 2013, respectively.  All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Long-Term Executive Bonus Plan

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.  The amount of the awards will be determined after the close of the fiscal year based on subjective and performance criteria. Except as otherwise provided by the Compensation Committee, awards will consist of (i) restricted stock based on a percentage of base salary and the number of shares granted will be based upon the closing price of the shares at the time the Committee determines the amount of the Award, which will be the same as the grant date of the restricted stock and (ii) cash, to cover the minimum withholding taxes on the Award. The restricted stock is granted under the 2010 Plan and vests in four installments, beginning on the date of grant and the next three anniversaries of the date of grant.  Awards under the LTEB are expensed over the requisite service period plus the vesting period.  The Company expensed approximately $23,000 and $123,000 for the three and nine months, respectively, ended April 30, 2014 and $0 for the three and nine months ended April 30, 2013 related to the LTEB.  A portion of this expense relates to the amortization of restricted shares issued and expensed over their vesting period (described below) and a portion relates to bonus expense accrued, but unissued, recognized over the requisite service period.

Restricted Stock

Pursuant to the 2010 Plan, there are 1,525,000 shares authorized for issuance in the form of shares of common stock, restricted stock or restricted stock units.  The Company grants restricted stock to its directors as an annual retainer, its officers under the LTEB and from time to time to directors, officers or employees as discretionary compensation in place of cash.  The Company recognized compensation expense of $104,000 and $217,000 for the three and nine months ended April 30, 2014 and $67,000 and $316,000 for the three and nine months ended April 30, 2013, respectively, related to restricted stock expensed over the vesting period.

The Compensation Committee has the ability, at its discretion, to grant restricted stock based on subjective factors as the Compensation Committee may deem appropriate, and granted 18,000 of restricted shares with a market price of $1.25 on the date of grant, valued at $22,000, in October 2012 as a discretionary bonus. 9,000 shares vested in October 2013 and the remaining 9,000 shares vest equally in October 2014 and October 2015.  In connection with this grant, the Company expensed $2,000 and $6,000 during the three and nine months ended April 30, 2014 and $2,000 and $6,000 during the three and nine months ended April 30, 2013.

Changes in restricted shares of common stock under the 2010 Plan were as follows:

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Beginning balance	133,260	85,500	85,500	-
Granted	5,288	50,525	129,548	229,609
Vested	-	(50,525)	(76,500)	(144,109)
Forfeited	-	-	-	-
Ending balance	138,548	85,500	138,548	85,500

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

Intangible assets include the fair value of tradenames with a useful life of 2 years and customer relationships with a useful life of 15 years.  Goodwill of $6,226,000 represents the additional benefits provided to the Company by the acquisition of 50 Below through operational synergies.  The acquisition of 50 Below increased the Company’s portfolio of equipment dealer websites by 230% and is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provided entry into new, potentially high growth markets, including ATW and HME.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for its customers, employees and shareholders than the sum of the stand‐alone business units.  The Company acquired approximately $7 million of tax deductible goodwill related to the 50 Below acquisition.

The following unaudited results of operations for the three and nine months ended April 30, 2014 and the three months ended April 30, 2013 reflect the actual results of the Company, which include the results of the 50 Below operation for the entire period. The unaudited pro forma information for the nine months ended April 30, 2013 reflects the historical results of operations of both companies, with pro forma adjustments as if the acquisition had occurred on August 1, 2012.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and 50 Below's financial position or results of operations for any future date or period.

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Revenue	$8,176	$8,228	$24,471	$24,850
Net income (loss)	$160	$(571)	$(276)	$(323)

Net income (loss) per common share:
Basic	$0.01	$(0.05)	$(0.02)	$(0.04)
Diluted	$0.01	$(0.05)	$(0.02)	$(0.04)

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

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Amortization of internally developed technology	$-	$-	$-	$35
Amortization of intangible assets	-	-	-	68
Acquisition-related professional fees	-	-	-	(790)
Interest expense	-	-	-	172
Income tax benefit	-	-	-	(439)

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride was a marketer of aftermarket fitment data to the powersports industry, which furthered ARI’s differentiated content strategy and expanded ARI’s product offerings into aftermarket PG&A.

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

The following table shows changes in the estimated holdback and earn-out payable (in thousands):

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Beginning balance	$455	$825	$721	$-
Original fair value of holdback and earn-out payable	-	-	-	749
Payments made	-	-	(283)	-
Imputed interest recognized	17	37	60	113
Gain on change in fair market value	-	-	(26)	-
Ending Balance	$472	$862	$472	$862

The balance of the holdback and the earn-out payable includes $301,000 and $303,000 in current portion of earn-out payable and $171,000 and $418,000 in long-term portion of earn-out payable on the unaudited balance sheet at April 30, 2014 and July 31, 2013, respectively, with estimated payments as follows (in thousands):

Holdback and
Earn-out
Year Ending July 31,	Payable

2014	$-
2015	315
2016	190
Total estimated payments	505
Less imputed interest	(33)
Present value of holdback and earn-out payable	$472

The following tables show the estimated fair value and the allocation of the purchase price (in thousands):

Purchase
Price
Cash- net	$478
Assumed liabilities	419
Holdback	250
Earnout	500
Common Stock	101
Purchase Price	$1,748

Purchase
Price
Allocation
Accounts receivable	$43
Furniture and equipment	12
Unearned revenue	(86)
Developed technology	366
Customer Relationships	880
Goodwill	533
Purchase Price Allocation	$1,748

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

An assessment of the expected future cash flows of the earn-out receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve-month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain or loss in other expense (income).  The Company assessed the fair value of the expected future cash flows of the earn-out receivable and had no change in estimated fair value for the three and nine months ended April 30, 2014, and recorded a gain related to the change in estimated fair value of the earn-out receivable of $26,000 for the three and nine months ended April 30, 2013.

The remaining earn-out receivable is composed of  $70,000 included in prepaid expenses and other on the unaudited balance sheet at April 30, 2014, with estimated receivables as follows (in thousands):

Year Ending July 31,

2014	$26
2015	51
Total estimated payments	77
Less imputed interest	(7)
Present value of earn-out receivable	$70

The following table shows changes in the earn-out receivable during the three and nine months ended April 30, 2014 and 2013 respectively (in thousands):

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Beginning balance	$131	$132	$160	$218
Net receipts	(65)	(45)	(102)	(147)
Imputed interest recognized	4	5	12	21
Change in estimate	-	64	-	64
Ending balance	$70	$156	$70	$156

6.  Other Intangible Assets

Amortizable intangible assets include customer relationships, trade names and employee non-compete agreements associated with the Company’s acquisitions.

Amortizable intangible assets are composed of the following at April 30, 2014 and 2013 (in thousands):

	Three months ended April 30, 2013			Nine months ended April 30, 2013			Wgtd avg
	Cost	Accumulated	Net	Cost	Accumulated	Net	remaining
Customer Relationships	Basis	Amortization	Value	Basis	Amortization	Value	life
Beginning Balance	$7,064	$(2,853)	$4,211	$4,004	$(2,654)	$1,350
Activity	-	(115)	(115)	3,060	(314)	2,746
Ending Balance	$7,064	$(2,968)	$4,096	$7,064	$(2,968)	$4,096	11.79

Trade Names
Beginning Balance	$383	$(200)	$183	$253	$(164)	$89
Activity	-	(30)	(30)	130	(66)	64
Ending Balance	$383	$(230)	$153	$383	$(230)	$153	1.4

Total Intangibles
Beginning Balance	$7,447	$(3,053)	$4,394	$4,257	$(2,818)	$1,439
Activity	-	(145)	(145)	3,190	(380)	2,810
Ending Balance	$7,447	$(3,198)	$4,249	$7,447	$(3,198)	$4,249	11.42

	Three months ended April 30, 2014			Nine months ended April 30, 2014			Wgtd avg
	Cost	Accumulated	Net	Cost	Accumulated	Net	remaining
Customer Relationships	Basis	Amortization	Value	Basis	Amortization	Value	life
Beginning Balance	$7,174	$(3,340)	$3,834	$7,064	$(3,090)	$3,974
Activity	-	(128)	(128)	110	(378)	(268)
Ending Balance	$7,174	$(3,468)	$3,706	$7,174	$(3,468)	$3,706	11.05

Trade Names
Beginning Balance	$383	$(316)	$67	$383	$(258)	$125
Activity	-	(29)	(29)	-	(87)	(87)
Ending Balance	$383	$(345)	$38	$383	$(345)	$38	0.48

Total Intangibles
Beginning Balance	$7,557	$(3,656)	$3,901	$7,447	$(3,348)	$4,099
Activity	-	(157)	(157)	110	(465)	(355)
Ending Balance	$7,557	$(3,813)	$3,744	$7,557	$(3,813)	$3,744	10.87

The estimated amortization expense related to intangible assets by fiscal year at April 30, 2014 is as follows (in thousands):

2014	$132
2015	518
2016	497
2017	426
2018	213
Thereafter	1,958
$3,744

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by SVB:  (a) the one,  two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent Senior Leverage Ratio, defined as total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at April 30, 2014).

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

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company. The Company was in compliance with its debt covenants at April 30, 2014.

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

On March 8, 2013, the Company entered into the Third Amendment to the Loan and Security Agreement.  The Third Amendment was intended for the following purposes:  (i) to amend the definition of EBITDA to permit adjustments for certain non-recurring transaction expenses and certain other non-cash expenses; (ii) to amend the required fixed charge coverage ratio for the rolling four fiscal quarter period ending April 30, 2013 to 0.90 x and 1.00 x, respectively; (iii) to restrict the Company’s ability to enter into certain transactions without the prior written consent of Fifth Third, including, without limitation, certain change in control transactions, reclassifications, reorganizations and recapitalizations of the Company’s Common Stock; and (iv) to permit the Company to use the net cash proceeds from an equity raise transaction in excess of $1,500,000 for working capital or to prepay the outstanding principal balance under other debt obligations described below.  The Loan Agreement Amendment also contained Fifth Third Bank’s consent to the Company raising additional capital by selling and issuing additional equity securities, and waivers by Fifth Third of the provisions of the Loan and Security Agreement that would otherwise have prohibited such a transaction, subject to certain terms and conditions.  All amounts owed under the Loan and Security Agreement were paid in full as of April 26, 2013 in connection with the Company’s entry into the Agreement with SVB, as described above.

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

The following table sets forth certain information related to the Company’s long-term debt, derived from our unaudited balance sheet as of April 30, 2014 and audited balance sheet as of July 31, 2013 (in thousands):

	April 30	July 31
	2014	2013
Long-term debt	$4,163	$4,500
Less current maturities	(619)	(450)
Long-term debt, non-current	$3,544	$4,050

Minimum principal payments due on the Term Loan are as follows for the fiscal years ending (in thousands):

2014	$113
2015	675
2016	1,125
2017	1,125
2018	1,125
$4,163

8. Income Taxes

The unaudited provision for income taxes for the three and nine months ended April 30, 2014 and 2013 is composed of the following (in thousands):

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Current:
Federal	$-	$(28)	$-	$(49)
State	(8)	(6)	(14)	(42)
Change in valuation allowance	-	387	32	1,328
Deferred, net	(145)	385	(29)	210
Income tax benefit (expense)	$(153)	$738	$(11)	$1,447

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

As of April 30, 2014, the Company had accumulated net operating loss carryforwards for federal and state tax purposes of approximately $6,828,000 and $3,772,000, respectively, which expire as follows (in thousands):

Year ended July 31, *	Federal	State
2014	$-	$435
2015	-	3,258
2019	-	4
2020	5,878	-
2024	4	-
2025	-	75
2030	946	-
	$6,828	$3,772

* Years not shown have no amounts that expire

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

The Company recorded a benefit related to a net change in estimate on our valuation allowance of approximately $0 and $32,000 or $0.00 per basic and diluted share during the three and nine months ended April 30, 2014, respectively, and a benefit of $387,000 and $1,328,000 or $0.04 and $0.15 per basic and diluted share, during the three month and nine months ended April 30, 2013, respectively, as a result of our evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.  Our remaining valuation allowance against deferred tax assets was approximately $184,000 at April 30, 2014, which primarily relates to state NOLs expected to expire in fiscal 2014 through 2015.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and a state rate of approximately 3% to U.S. based income before income taxes is as follows (in thousands):

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Computed income taxes at 37%	$(143)	$454	$11	$611
Permanent items	(24)	(12)	(56)	(33)
Change in estimated valuation allowance	-	388	32	1,328
Other	14	(92)	2	(459)
Income tax (expense) benefit	$(153)	$738	$(11)	$1,447

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of April 30, 2014 and 2013.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.  Fiscal years subsequent to 2009 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

9.   Stockholders’ Equity

During the nine months ended April 30, 2014, the Company issued 154,192 shares of common stock with a fair market value of $455,000 related to director and employee compensation, 50,000 shares with a fair market value of $164,000 related to acquisitions and 259,361 shares related to the exercise of stock options with exercise proceeds of $237,000.

During the nine months ended April 30, 2013, the Company issued 464,967 shares of common stock with a fair market value of $623,000 related to debt financing, 3,200,000 shares of common stock with a fair market value of $4,349,000 related to a PIPE offering, 233,604 shares of common stock with a fair market value of $392,000 related to director and employee compensation, 100,000 shares with a fair market value of $101,000 related to acquisitions and 19,600 shares related to the exercise of stock options with exercise proceeds of $11,000.

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

On July 26, 2013 and July 29, 2013, the Warrant Agreements between the Company and the holders of 916,667 of the Warrants were amended to temporarily reduce the exercise price of the Warrants from $2.00 per share to $1.80 per share through the close of business on July 30, 2013.  All 916,667 of the amended Warrants were exercised at $1.80 per share on July 30, 2013. There were 214,000 Warrants outstanding with a strike price of $2.00 per share and a fair value of $282,000 and $254,000, classified as common stock warrants at fair value on the balance sheet at April 30, 2014 and July 31, 2013, respectively.

Fair Value of Warrants

The Warrant Agreements include a down-round protection feature which reduces the strike price of the Warrants from $2.00 to $1.50 if there is a private placement for less than the $2.00 strike price, which resulted in the Warrants being treated as a derivative instrument. The Warrants are recorded as a liability on the balance sheet at fair value.  Changes in fair value are recorded to gain or loss on change in fair value of stock warrants on the statements of operations.  The down-round protection feature expires on June 20, 2014, at which time the remaining balance of Warrants outstanding will no longer have a derivative feature and will be reclassified to equity.

Because the Warrants had no comparable market data to determine fair value, the Company hired an independent valuation firm to do an initial valuation of the Warrants at the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using an open form simulation model.  The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement.  Increases in the market value of the Company’s common stock and volatility, which had the most impact on the fair value of the Warrants, caused the fair value of the Warrants to increase.  Because of the significant unobservable inputs used to calculate fair value, the Warrants were classified as Level 3 measurements.

The Warrants were measured at fair value on a recurring basis. Unrealized gains and losses on items measured at fair value were recognized in earnings.  We incurred a gain of $4,000 and a loss of $28,000 for the three and nine months ended April 30, 2014 related to the Warrants primarily as a result of fluctuations in the market value of the Company’s common stock.  The following table shows changes to the Warrants during the three months ended April 30, 2014 (in thousands):

Fair value measurements using:	Level 1 inputs: quoted prices in active markets for identical assets	Level 2 inputs: significant other observable inputs	Level 3 inputs: significant unobservable inputs
Balance 7/31/13	$-	$-	$254
Unrealized loss	-	-	22
Balance 10/31/13	$-	$-	$276
Unrealized loss	-	-	10
Balance 1/31/14	$-	$-	$286
Unrealized loss			(4)
Balance 4/30/14	$-	$-	$282

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and nine months ended April 30, 2014 and 2013, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion, including, without limitation, the section entitled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2013, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

ARI Network Services, Inc. offers an award-winning suite of data-driven software tools and marketing services to help dealers, equipment manufacturers and distributors in selected vertical markets Sell More Stuff!™ – online and in-store. Our innovative products are powered by a proprietary data repository of enriched original equipment and aftermarket electronic content spanning more than 10.5 million active part and accessory SKUs, 469,000 models and $1.7 billion in retail product value. Business is complicated, but we believe our customers’ technology tools don’t have to be. We remove the complexity of selling and servicing new and used vehicle inventory, parts, garments and accessories (“PG&A”) for customers in the automotive tire and wheel aftermarket(“ATW”), powersports, outdoor power equipment (“OPE”), marine, home medical equipment (“HME”), recreational vehicles (“RV”) and appliance industries. More than 22,000 equipment dealers, 195 distributors and 1,500 manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

Our Solutions

Our SaaS and DaaS solutions include: (i) eCommerce-enabled websites, which provide a web presence for dealers and serve as a platform for driving leads and eCommerce sales; (ii) eCatalog content, which drives sales of inventory and PG&A both online and within the dealership; and (iii) lead management software designed to increase sales for dealers through more efficient management and improved closure of leads.  Our solutions also improve our customers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both of which serve to significantly improve a customer’s overall experience with the dealer.

Our SaaS and DaaS solutions are sold through our internal sales force and are composed primarily of recurring license and eCatalog subscriptions.  Customers typically sign annual, auto-renewing contracts.  Today, more than 90% of our revenues are recurring.

In addition to our award-winning SaaS and DaaS solutions, ARI offers a suite of complementary products and services designed to supplement our three primary offerings in order to help our customers Sell More Stuff!™

Web Platform Solutions

Our eCommerce-enabled website solutions provide consumers with information about a dealership and its product lines through our extensive library of electronic catalog content and allow consumers to obtain information on whole goods and purchase PG&A via the dealers’ website 24 hours a day, 7 days a week.  Our website solutions are tailored to each of the vertical markets we serve and tightly integrated with our electronic library of inventory and PG&A content.  We also offer a mobile solution that allows dealers’ websites to be fully functional on smart mobile phones.

Websites are sold through our inside sales teams, which are aligned by vertical market.  The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). We typically charge a nominal, one-time set-up fee to develop a new dealer website, monthly recurring subscription fees and variable transaction fees.  Our website solutions are typically sold under one year, renewable contracts with monthly payment terms.  We estimate that we currently host and maintain more than 5,600 websites for dealers in all of our vertical markets.  Websites have become ARI’s largest source of revenue and accounted for 51% of total revenue during the first nine months of fiscal 2014.

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

PartSmart®, our CD-based electronic parts catalog, is used by dealers worldwide in the OPE, powersports, marine, appliance and agricultural equipment industries to increase productivity by significantly reducing parts lookup time.  Our PartSmart® software is designed to allow multi-line dealers to look up parts and service information for all manufacturer product lines that the dealer carries, and integrates with more than 90 of the leading dealer business management systems.

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

We derived approximately 43% of our revenues from our eCatalog solutions during the nine months ended April 30, 2014.  Our eCatalog products are sold through our dedicated internal sales team, and fees charged include a recurring license fee, subscription fees for subscribed catalogs, and in some cases, page view fees.

Lead Management Product

Our award-winning SaaS solution, Footsteps™, is designed to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues for our customers. Footsteps™ connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product is used as a complete database of customers and prospects, and manages the dealer-to-customer relationship, from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.   We derived approximately 3% of our revenues from Footsteps™ in the first nine months of fiscal 2014.

Digital Marketing

Our digital marketing solutions provide lead generation tools through search engine optimization, social media marketing and website enhancements, which serve to drive on-line sales and increase traffic at dealerships.  We derived approximately 1% of our revenues from digital marketing services during the nine months ended April 30, 2014.  Digital marketing services is a relatively new service offering by ARI and in the third quarter of fiscal 2014, we went to market with a more robust offering in the space as a result of our continued integration of the DUO acquisition.

Other Solutions

We also offer a suite of complementary solutions, which include software and website customization services and hosting services. On a combined basis, these other services accounted for approximately 2% of revenue during the nine months ended April 30, 2014.

Our Growth Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions that help our customers, in selected vertical markets, efficiently and effectively sell and service more whole goods and PG&A – in other words, to Sell More Stuff!™   Our goal is to grow revenues at a double-digit rate and to grow earnings through scalability.  We will provide our solutions to dealers, distributors, manufacturers, service providers, and consumers in vertical markets where the finished goods are complex equipment requiring service and are primarily sold and serviced through an independent dealer channel.  We believe this strategy will drive increased value to our shareholders, employees, and customers.

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

Drive organic growth through innovative new solutions, differentiated content, entering new markets and expanding geographically

As a subscription-based, recurring revenue (“RR”) business, the most important drivers of future growth are increasing the level of our RR and reducing the rate of our customer churn.  We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees, and we define churn as the percentage of RR that does not renew.  During the nine months ended April 30, 2014, our RR increased 20.8% over the same period last year and the percentage of our total revenues that were RR increased to 94.2% for the nine months ended April 30, 2014 from 88.2% for the same period in fiscal 2013.

•

Develop and deploy innovative new solutions.  We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.

In the third quarter of fiscal 2014, we completed a number of new enhancements to our services, including the following:

o

Web Platform – During the quarter we completed the integration of our Endeavor website solution with Footsteps, our lead management product, which enables Endeavor customers to capture, connect and convert website leads, allowing us to deliver higher ROI to our dealers.    Leads from Endeavor websites can now be seamlessly delivered to and processed by FootSteps™, making sure dealers don't miss out on any sales opportunities.

o

eCatalog – During the quarter we launched a new version of PartSmart DataManager, which includes streamlined management and creation of OEM parts catalogs; automatic diagram hotspotting that finds and links diagram callouts to associated items in the parts list; an enhanced part, assembly and attachment search utilities; and enhanced data import features.  In addition to this, we added a new online application update process to PartSmart, which expands the scalability and international capabilities of the product.

•

Differentiate our content.  We believe we have the largest library of whole goods and PG&A content in the vertical markets we serve.  During the quarter, we added 10 new manufacturers’ content to our library.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire.  We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.  Our content library includes aftermarket fitment data for the powersports industry, which is the only content of its type available electronically.  We have developed consumer analytic tools to several of our products, offering value-added feedback to our customers to help them “Sell More Stuff!”

•

Enter new markets.  ARI currently maintains a significant share of the OPE and appliances markets.  Accordingly, we anticipate low single-digit growth in these markets.  The acquisition of 50 Below more than doubled our website business, providing ARI entrance into two new potentially high-growth markets – ATW and HME, and catapulting the Company into one of the leaders in the powersports industry.  As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates.  ARI currently has more than 2,000 dealer websites in the ATW market.  We estimate that the total market approximates 18,000 dealers and further, the broader automotive aftermarket comprises nearly 80,000 dealers, more than all of our other markets combined.  We intend to continue to invest heavily in this market, including seeking opportunities to leverage our products and services in the broader automotive aftermarket.  50 Below was one of the first website providers to service the HME.  We estimate that this market comprises nearly 25,000 dealers, and believe the market to be in its infancy with respect to eCommerce.  We recently invested in dedicated resources designed to expedite our growth in this market.

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

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve sustained double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn is one of the most important metrics we track and manage.  We experienced marked improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn. On a trailing 12 month basis, customer churn increased from 12.0% in April 2013 to 13.2% in April 2014 due to a larger portion of our revenues coming from Websites, which typically have a higher churn rate than our eCatalog solutions.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

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

Summary of Operating Results

Total revenue declined 0.6% in the third quarter of fiscal 2014, and increased 13.0% year to date, over the same periods last year.  Recurring revenue constituted 94.2% of our total revenue for the nine months ended April 30, 2014, compared to 88.2% for the same period last year. Recurring revenue increased 0.1% for the quarter and 20.8% year to date during fiscal 2014, compared to the same periods last year. The growth in year to date revenue is largely attributable to revenue from the 50 Below acquisition in November 2012.

Operating income increased 174.0% or $858,000 from a loss of $493,000 for the three months ended April 30, 2013 to income of $365,000 for the same period this year.  We had an operating loss of $74,000 for the nine months ended April 30, 2014, compared to a loss of $756,000 for the same period last year, an improvement of 90.2% or $682,000. Operating expenses increased 13.5% or $2,349,000 during the nine month period ended April 30, 2014, compared to the same period last year, primarily due to the additional costs of the 50 Below operation, an increase in our sales and marketing resources, and termination benefits incurred in connection with a workforce reduction in January 2014.  Operating expenses decreased 8.6% or $585,000 during the three months ended April 30, 2014, compared to the same period last year, primarily due to a $420,000 loss on impairment of long-lived assets recorded in the third quarter of fiscal 2013, a reduction in legal expenses and a legal settlement received in the third quarter of fiscal 2014.  The legal settlement served to offset legal expenses incurred on a year to date basis related to the same matter.  Management expects general and administrative expeses to be less than the prior year in the fourth quarter of fiscal 2014, but to be higher on a consecutive quarter basis due to the impact of legal settlement in the third quarter of fiscal 2014.

During January 2014, the Company implemented a 14% reduction in workforce, primarily in the catalog conversion and website implementation and support areas, as a result of consolidating operations and other operational efficiencies achieved as we have continued to integrate the 50 Below operation,  thereby eliminating duplicate efforts.  The Company expensed approximately $63,000 and $297,000 during the three and nine months ended April 30, 2014 in severance and related costs as a result of this workforce reduction.

Net income was $160,000 or $0.01 per share for the quarter ended April 30, 2014 compared to a net loss of $571,000 or $0.05 per share for the same period last year.  Net loss was $276,000 or $0.02 per share for the nine months ended April 30, 2014, compared to $454,000 or $0.05 per share for the same period last year.  The increase in earnings is primarily due to (i) the increase in operating income; (ii) a loss on debt extinguishment and higher interest expense in fiscal 2013; offset in part by (iii)

an increase in income tax expense related to the increase in earnings and a benefit related to a change in valuation allowance against deferred tax assets recorded in fiscal 2013.

Cash flows from operations were $1,015,000 and $1,042,000 during the three and nine months ended April 30, 2014 compared to $127,000 and $1,504,000 during the same periods last year. The year to date decline in cash generation was primarily due to costs associated with the integration of the 50 Below operation, the timing of customer receipts and the timing of vendor payments.  We experienced an improvement in cash during the third quarter of fiscal 2014 as a result of operational efficiencies and the workforce reduction.  We expect positive cash from operations during the remainder of fiscal 2014 due to the cost savings from the operational efficiency improvements made in the second quarter of fiscal 2014 and an increase in cash receipts as a result of RR growth.

Revenue

The following table summarizes our RR and non-recurring revenue by product (in thousands).  Revenue categories are presented differently than what was previously reported in our financial statements.

	Three months ended April 30		Percent	Nine months ended April 30		Percent
	2014	2013	Change	2014	2013	Change
Recurring revenue
Websites	$4,090	$3,956	3.4%	$12,131	$8,169	48.5%
eCatalog	3,215	3,324	(3.3)%	9,973	9,899	0.8%
Lead management	224	219	2.3%	648	642	0.9%
Other	102	122	(16.5)%	308	384	(19.7)%
Total recurring revenue	$7,631	$7,621	0.1%	$23,060	$19,094	20.8%

Non-recurring revenue
Digital marketing	$127	$211	(39.8)%	$293	$794	(63.1)%
Professional services	180	159	13.1%	428	1,015	(57.9)%
Usage fees	140	145	(3.2)%	424	430	(1.4)%
Other	98	92	6.0%	266	315	(15.5)%
Total non-recurring revenue	$545	$607	(10.2)%	$1,411	$2,554	(44.8)%
			-
Total revenues	$8,176	$8,228	(0.6)%	$24,471	$21,648	13.0%

Recurring revenue	93.3%	92.6%		94.2%	88.2%
Non-recurring revenue	6.7%	7.4%		5.8%	11.8%
	100.0%	100.0%		100.0%	100.0%

Total revenue decreased 0.6% or $52,000 and increased 13.0% or $2,823,000 for the three and nine months ended April 30, 2014, compared to the same periods last year.  Recurring revenue increased 0.1% or $10,000 and 20.8% or $3,966,000 for the three and nine months ended April 30, 2014, compared to the same periods last year.  RR represented 94.2% of total revenues in the first nine months of fiscal 2014 versus 88.2% in the first nine months of fiscal 2013.  We anticipate that RR will continue to increase over the comparable prior year period for the remainder of fiscal 2014.

Recurring Revenue

RR is one of the most important growth drivers of our business.  Increasing the percentage of our revenues that are recurring, while at the same time reducing the rate of customer churn, enhances our ability to generate profitable growth.  Our subscription-based SaaS and DaaS products generate higher margins than our non-recurring products and services, and the incremental cost of selling these products to new dealers (we refer to these as new “logos”) is relatively low.  Reducing the rate of our customer churn, which is the percentage of RR that do not renew, helps drive organic growth as it allows for a greater percentage of our new logos to be incremental to the top line (versus making up for lost logos) and also increases the base upon which we can apply price increases and sell additional products and features.

We generate RR from each of our three primary product categories. Web platform products generate RR from monthly subscription fees.  Web platform RR increased 3.4% or $134,000 and 48.5% or $3,962,000 for the three and nine months ended April 30, 2014, compared to the same periods last year.  Web platform RR represented 52.6% of total RR in the first nine months of fiscal 2014 and is our largest source of RR.

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

Our eCatalog solutions generate RR from renewable subscription fees for our software, data content, software maintenance and support fees.  eCatalog RR decreased 3.3% or $109,000 and increased 0.8% or $74,000 for the three and nine months ended April 30, 2014, compared to the same periods in fiscal 2013.  eCatalog is our second largest source of RR, representing 43.2% of total RR for the nine months ended April 30, 2014.

eCatalog revenues have historically had the Company’s lowest revenue growth rates, primarily attributable to ARI’s already strong market position.  We had a slight decline in eCatalog revenues in the third quarter of fiscal 2014, primarily related to a reduction in two significant OEM renewals.  This was offset year to date by an increase in our new AccessorySmart product.  AccessorySmart is a fitment-powered aftermarket PG&A lookup solution and is a first-of-its-kind in the powersports industry.  The product won a “Nifty 50 Award” from Powersports Business, a leading industry trade publication, at the powersports industry’s largest trade show in February 2014.

Lead management RR is generated from subscription fees for the use of our Footsteps™ products.  Lead management RR was $224,000 and $648,000 for the three and nine months ended April 30, 2014, a small increase over the same periods in fiscal 2013.  Management is currently reviewing various options with respect to the Footsteps™ product, including the possibility of including the core functionality of the product within our web platforms and expects this product to continue to be instrumental in our goal of helping our customers Sell More Stuff!TM.

Non-recurring Revenues

Non-recurring revenues are generated from the Company’s digital marketing services, including its lead management tool SearchEngineSmart™, professional services related to software customization and data conversion, usage fees charged on our RR products, and other complementary products and services.  Total non-recurring revenues were $545,000 for the three months ended April 30, 2014, versus $607,000 for the same period in fiscal 2013, a decline of 10.2% and $1,411,000 for the nine months ended April 30, 2014, versus $2,554,000 for the same period last year, a decline of 44.8%.  As a percentage of total revenues, non-recurring revenues were 5.8% for the first nine months of fiscal 2014, versus 11.8% for the same period in fiscal 2013.  Our goal is to maintain non-recurring revenues of less than 10% of total revenues, as the margins on these revenues tend to be lower than our RR products.  Furthermore, these revenues must be resold each year.  We expect non-recurring revenues to be less than 10% of total revenues for the remainder of fiscal 2014.

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

Non-recurring revenues from our professional services business increased 13.1% or $21,000 during the three months ended April 30, 2014 due to an increase in billable data conversion services and declined 57.9% or $587,000 during the nine months ended April 30, 2014, compared to the same periods in fiscal 2013.  The nine month decline is due to our goal of focusing on RR, which generates higher gross profits.  Revenues from non-recurring professional services will fluctuate from period to period based on the timing of custom projects.

Pro forma Revenue

The following unaudited pro forma revenue information for the nine months ended April 30, 2013 reflects the historical results of operations of the Company and 50 Below, with pro forma adjustments as if the acquisition had occurred on August 1, 2012.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's revenue would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor any future date or period.

	Three months ended April 30			Nine months ended April 30
	2014	2013	Percent	2014	2013	Percent
	Actual	Actual	Change	Actual	Pro forma	Change
Recurring revenue	$7,631	$7,621	0.1%	$23,060	$22,296	3.4%
Non-recurring revenue	545	607	(10.2)%	1,411	2,554	(44.8)%
Total pro forma revenue	$8,176	$8,228	(0.6)%	$24,471	$24,850	(1.5)%

50 Below revenues are all classified as recurring revenue.  Pro forma recurring revenue grew 0.1% or $10,000 and 3.4% or $764,000 for the three and nine months ended April 30, 2014, compared to the same periods last year.  Non-recurring revenue decreased 10.2% or $62,000 and 44.8% or $1,143,000 for the three and nine months ended April 30, 2014, compared to the same periods in fiscal 2013, primarily due to the change in our lead generation business model described above.  Management expects recurring revenue to continue to increase over the previous year pro forma recurring revenue for the remainder of fiscal 2014.

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

The table below breaks out cost of revenue into each of these three categories (in thousands):

	Three months ended April 30				Nine months ended April 30
		% of		% of		% of		% of
	2014	Revenue	2013	Revenue	2014	Revenue	2013	Revenue

Net revenues	$8,176		$8,228		$24,471		$21,648
Cost of revenues:
Amortization of capitalized software costs	532	6.5%	451	5.5%	1,494	6.1%	1,311	6.1%
Direct labor	474	5.8%	728	8.8%	1,723	7.0%	1,742	8.0%
Other direct costs	554	6.8%	706	8.6%	1,589	6.5%	1,961	9.1%
Total cost of revenues	1,560	19.1%	1,885	22.9%	4,806	19.6%	5,014	23.2%
Gross profit	$6,616	80.9%	$6,343	77.1%	$19,665	80.4%	$16,634	76.8%

Gross profit was $6,616,000 or 80.9% of revenue for the three months ended April 30, 2014, compared to $6,343,000 or 77.1% of revenue for the same period last year and $19,665,000 or 80.4% of revenue for the nine months ended April 30, 2014, compared to $16,634,000 or 76.8% of revenue for the same period last year.  The increase in gross profit margin was primarily attributed to our strategy to focus on recurring SaaS and DaaS services, which have a much higher gross margin than our non-recurring services, and a decrease in direct labor costs associated with the reduction of workforce in January 2014.  In conjunction with this, we made a change to our lead generation service business model, eliminating the pass-through cost of purchased ad words from the search engine providers on behalf of our customers.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

Operating Expenses

We categorize net operating expenses as follows:

•

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance;

•

Customer operations and support expenses are composed of our computer server operations, software maintenance agreements for our core network, and personnel and related costs for operations and support employees;

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

	Three months ended April 30
		Percent of		Percent of	Percent
	2014	Revenue	2013	Revenue	Change
Sales and marketing	$2,291	28.0%	$2,324	28.3%	(1.4)%
Customer operations and support	1,638	20.0%	1,545	18.8%	6.0%
Software development and technical support	679	8.3%	672	8.2%	1.0%
General and administrative	1,289	15.8%	1,541	18.7%	(16.3)%
Depreciation and amortization (1)	354	4.3%	334	4.1%	6.0%
Loss on impairment of long-lived assets	-	-%	420	5.1%	-%
Net operating expenses	$6,251	76.5%	$6,836	83.1%	(8.6)%

	Nine months ended April 30
		Percent of		Percent of	Percent
	2014	Revenue	2013	Revenue	% Change
Sales and marketing	$7,190	29.4%	$5,459	25.2%	31.7%
Customer operations and support	5,029	20.6%	4,106	19.0%	22.5%
Software development and technical support	2,016	8.2%	1,995	9.2%	1.0%
General and administrative	4,490	18.3%	4,457	20.6%	0.7%
Depreciation and amortization (1)	1,014	4.1%	953	4.4%	6.4%
Loss on impairment of long-lived assets	-%		420	1.9%	-%
Net operating expenses	$19,739	80.7%	$17,390	80.3%	13.5%

(1)	Exclusive of amortization of software products of $532, $452, $1,494 and $1,312 for the three and nine months ended

                   April 30, 2014 and 2013, respectively, which are included in cost of revenue.

Net operating expenses decreased 8.6% or $585,000 and increased 13.5% or $2,349,000 for the three and nine months ended April 30, 2014, compared to the same periods last year. The decrease in net operating expenses for the quarter ended April 30, 2014 is primarily attributable to a $420,000 loss on impairment of long-lived assets recorded in the third quarter of fiscal 2013 and a legal settlement in the third quarter of fiscal 2014, offsetting related legal expense, included in general and administrative expenses.  The year to date increase in net operating expenses was largely due to the costs necessary to operate the 50 Below business, primarily in the sales and marketing and general and administrative categories.  During January 2014, the Company implemented a 14% reduction in workforce as a result of consolidating operations and other operational efficiencies achieved as we have continued to integrate the 50 Below operation, primarily in the catalog conversion and website implementation and support areas, thereby eliminating duplicate efforts.  The Company expensed approximately $63,000 and $297,000 during the three and nine month periods ended April 30, 2014 in severance and related costs as a result of this workforce reduction. To the extent the Company can leverage growth in its core RR products, management expects net operating expenses to decline as a percentage of total revenues, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense decreased 1.4% or $33,000 for the three months ended April 30, 2014 as a result of the workforce reduction.  Sales and marketing expense increased 31.7% or $1,731,000 for the nine months ended April 30, 2014, compared to the same period last year, as a result of an increase in trade show attendance and variable selling expense on increased new sales.  Sales and marketing expense as a percentage of revenue increased from 25.2% of revenue for the first nine months of fiscal 2013 to 29.4% for the same period in fiscal 2014.  The Company has focused its resources in the sales and marketing area designed to drive revenue growth, including:  the hire of a Vice President of Marketing; increasing staff in both sales and marketing; and increasing involvement in trade shows and online publications.  Management expects sales and marketing expense as a percentage of revenue to fluctuate, based upon the timing of the Company’s marketing events and trade show schedule and its decision to add additional sales and marketing resources to drive organic revenue growth.

Customer Operations and Support

Customer operations and support expense increased 6.0% or $93,000 and 22.5% or $923,000 for the three and nine months ended April 30, 2014, compared to the same periods last year.  Customer operations and support expense as a percentage of revenue increased from 19.0% of revenue for the first nine months of fiscal 2013 to 20.6% for the same period in fiscal 2014.  The increase in customer operations and support expense is primarily related to the additional costs necessary to operate the 50 Below business and an increase in software maintenance costs as the Company moves its infrastructure to a cloud-based system. Management expects customer operations and support expenses to decline, as a percentage of total revenues, over time as we realize the cost savings related to the efficiencies implemented in the catalog conversion and customer implementation and support areas, while RR continues to grow.

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

The table below summarizes our internal software development and technical support (in thousands):

	Three months ended April 30		Percent	Nine months ended April 30
	2014	2013	Change	2014	2013	% Change

Total software development and
technical support costs	$1,487	$1,864	(20.2)%	$4,910	$5,014	(2.1)%
Less: amount capitalized as
software development*	(334)	(464)	(28.0)%	(1,171)	(1,277)	(8.3)%
Less: direct labor classified as
cost of revenues	(474)	(728)	(34.9)%	(1,723)	(1,742)	(1.1)%
Net software development and technical support
costs classified as operating expenses	$679	$672	1.0%	$2,016	$1,995	1.0%

*Does not include outside vendor costs or capitalized interest costs

Total software development and technical support costs decreased 20.2% or $377,000 and 2.1% or $104,000 for the three and nine months ended April 30, 2014 versus the same periods last year.  The decrease was primarily a result of the workforce reduction in January 2014, offset in part year to date by the development costs associated with our two acquisitions.

During the three and nine months ended April 30, 2014, we capitalized $334,000 and $1,171,000 of software development labor and overhead, versus $464,000 and $1,277,000 during the same periods last year.  We have devoted resources to several enhancements of our newly acquired website product, including integration with our lead management and lead optimization tools.  During the quarter we also launched a new version of PartSmart DataManager with streamlined management and data import tools and enhanced diagram hotspotting.  In addition to this, we added a new online application update process to PartSmart, which expands the scalability and international capabilities of the product.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

Other Income and Expense

The table below summarizes the components of other income and expenses (in thousands):

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Interest expense	$(68)	$(197)	$(216)	$(534)
Loss on debt extinguishment	-	(682)	-	(682)
Gain (loss) on change in fair value of stock warrants	4	-	(28)	-
Gain on change in fair value of earn-out payable	-	-	26	-
Gain on change in fair value of contingent assets	-	64	-	64
Other, net	12	(1)	27	7
Total other income (expense)	$(52)	$(816)	$(191)	$(1,145)

Interest Expense

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs.  Interest expense decreased 65.5% or $129,000 and 59.6% or $318,000 for the three and nine months ended April 30, 2014, compared to the same periods last year.  The decrease in interest expense is a result of the April 2013 restructuring of debt that the Company incurred in November 2012 to finance the 50 Below acquisition.

Loss on Debt Extinguishment

In April, 2013, we refinanced our debt under more favorable interest and payment terms.  As a result of the early extinguishment of debt, we recorded a loss of $682,000 related to unamortized debt discount for stock issued as a cost of acquiring the debt and unamortized deferred loan fees.

Gain (Loss) on Change in Fair Value of Stock Warrants

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

During the three and nine months ended April 30, 2014, we incurred a non-cash gain of $4,000 and a non-cash loss of $28,000, respectively, related to the warrants, primarily as a result of changes in the market value of the Company’s common stock.  We have 214,000 warrants outstanding at April 30, 2014, which will require fair value accounting treatment until the earlier of their exercise or expiration of the down-round protection feature.  Changes in the market price of the Company’s common stock are likely to have the most significant impact on the fair value of the warrants. The down-round protection feature expires on June 20, 2014, at which time any remaining balance of warrants outstanding will no longer have a derivative feature and will be reclassified to equity.

Gain on Change in Fair Value of Earn-out Payable

The Company incurred a liability as part of the consideration for the Ready2Ride acquisition in August 2012, contingent on future revenues earned related to the acquired business.  On October 22, 2013, the Company amended the Purchase Agreement in relation to the earn-out payments resulting in three fixed payments of $125,000 and an aggregate of 40,000 shares of common stock.  During the nine months ended April 30, 2014, we recorded a gain on change in fair value of earn-out payable of $26,000, or $0.00 per basic and diluted common related to this amendment.

Gain on Change in Fair Value of Contingent Assets

The Company recorded a benefit of approximately $64,000 during the three and nine months ended April 30, 2013, respectively, related to an assessment of the expected future cash flows of the Globalrange Earn-out Receivable, which is performed annually in the third fiscal quarter based on historical receipts over the previous twelve-month period.  The assessment performed in the third quarter of fiscal 2014 resulted in no change in fair market value.

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

Income Taxes

The Company has net deferred tax assets of $6,392,000, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $153,000 and $11,000 during the three and nine months ended April 30, 2014, compared to an income tax benefit of $738,000 and $1,447,000 during the same periods last year.  We recorded a tax benefit related to a change in estimate of the valuation allowance against future NOLs of $0 and $32,000 for the three and nine months ended April 30, 2014 compared to $387,000 and $1,328,000 for the three and nine months ended April 30, 2013, because of an expected increase in future taxable income.  We paid income taxes of $70,000 and $50,000 for the nine month periods ended April 30, 2014 and 2013, respectively, primarily related to statutory alternative minimum taxes.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets on a semi-annual basis.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements (in thousands):

	Three months ended April 30		Nine months ended April 30
	2014	2013	2014	2013
Net cash provided by operating activities	$1,015	$127	$1,042	$1,504
Net cash used in investing activities	(412)	(484)	(2,361)	(4,113)
Net cash provided by (used in) financing activities	(144)	1,326	168	2,430
Effect of foreign currency exchange rate
changes on cash	(6)	5	(10)	(7)
Net change in cash	$453	$974	$(1,161)	$(186)
Cash at end of period	$1,034	$1,164	$1,034	$1,164

We generated $453,000 for the three months ended April 30, 2014, compared to $974,000 for the same period last year and utilized $1,161,000 of cash during the nine months ended April 30, 2014, compared to $186,000 during the same period in fiscal 2013.  Net cash provided by operating activities was $1,015,000 and $1,042,000 during the three and nine months ended April 30, 2014, respectively, compared to $127,000 and $1,504,000 during the same periods last year. The decline in cash generation was primarily due to costs and assumed liabilities associated with the integration of the 50 Below operation, the timing of customer receipts and the timing of vendor payments.  We expect cash from operations to improve during the remainder of fiscal 2014 due to the cost savings from the operational efficiency improvements made in the second quarter of fiscal 2014, the completion of assumed service obligations related to the 50 Below acquisition for which the cash was received prior to the acquisition and an increase in cash receipts as a result of growth in RR.

Net cash used in investing activities decreased $72,000 and $1,752,000 during the three and nine months ended April 30, 2014, compared to the same periods last year.  The year to date decrease in investing was primarily due to the $2,479,000 investment in the acquisitions of Ready2Ride and 50 Below during fiscal 2013.  We invested $1,420,000 in capitalized software development costs, acquired $592,000 worth of technology equipment and leasehold improvements and invested $200,000 for the DUO acquisition during the first nine months of fiscal 2014.  We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash used in financing activities was $144,000 for the third quarter of fiscal 2014, as the Company paid off its line of credit, and year to date net cash provided by financing activities was $168,000 due to cash proceeds of $312,000 related to capital leases.  Cash provided by financing activities was $1,326,000 and $2,430,000 for the three and nine months ended April 30, 2013.  The Company borrowed an additional $1,000,000 of debt from Fifth Third, under its previous credit facilities, to fund its acquisition of Ready2Ride in August 2012 and borrowed an additional $3,500,000 from an affiliate of a shareholder for its acquisition of 50 below in November 2012.  The Company paid off $4,300,000 of debt with the proceeds from a $4,800,000 equity offering and the remaining debt was refinanced in April 2013 under more favorable payment terms. Terms and conditions of the Company’s indebtedness are detailed in the footnotes to the financial statements in Part I, Item 1 of this report.

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to one or more of the following as may be selected by SVB:  (a) the one, two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent senior leverage ratio, which is defined as total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at April 30, 2014).

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

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants at April 30, 2014.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party exist at April 30, 2014.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2013.  There have been no significant changes to the risks described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1   ARI Network Services, Inc. 2010 Equity Incentive Plan, amended April 15, 2014.

10.2   ARI Network Services, Inc. 2000 Stock Option Plan, amended April 15 2014.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of June, 2014.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ William A. Nurthen _

William A. Nurthen

Vice President of Finance and Chief Financial Officer