Form 10-K
period 2014-07-31
ARI NETWORK SERVICES INC /WI
filed 2014-10-29
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-19608

ARI Network Services, Inc.

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1388360
(State or other jurisdiction or organization)	(IRS Employer Identification No.)

10850 West Park Place, Suite 1200, Milwaukee, Wisconsin	53224
(Address of principal executive office)	(Zip Code)

(414) 973-4300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

        Name of each exchange

       Title of each class     on which registered

Common Stock, par value

      $0.001 per share                                NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on January 31, 2014 as reported on the NASDAQ Capital Market, was $21,000,000.

As of October 20, 2014, there were 14,197,438 shares of the registrant’s shares outstanding.

ARI Network Services, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2014

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

PART I

Item 1.  Business

Overview

ARI Network Services, Inc. offers an award-winning suite of data-driven software tools and marketing services to help dealers, equipment manufacturers and distributors in selected vertical markets Sell More Stuff!™ – online and in-store. Our innovative products are powered by a proprietary data repository of enriched original equipment and aftermarket electronic content spanning more than 10.5 million active part and accessory SKUs, 469,000 models and $1.7 billion in retail product value. Business is complicated, but we believe our customers’ technology tools don’t have to be. We remove the complexity of selling and servicing new and used vehicle inventory, parts, garments and accessories (“PG&A”) for customers in the automotive tire and wheel aftermarket(“ATW”), powersports, outdoor power equipment (“OPE”), marine, home medical equipment (“HME”), recreational vehicles (“RV”) and appliance industries. More than 22,000 equipment dealers, 195 distributors and 1,500 manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Duluth, Minnesota; Cypress, California; Floyds Knobs, Indiana; and Leiden, The Netherlands

Our Solutions

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

Websites are sold through our inside sales teams, which are aligned by vertical market.  The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). We typically charge a nominal, one-time set-up fee to develop a new dealer website, monthly recurring subscription fees and variable transaction fees.  Our website solutions are typically sold under one year, renewable contracts with monthly payment terms.  We estimate that as of July 31, 2014, we host and maintain more than 6,100 websites for dealers in all of our vertical markets.  Websites have become ARI’s largest source of revenue and accounted for 51% of total revenue during fiscal 2014.

eCatalog Platform Solutions

Our eCatalog solutions, which encompass our PartSmart®, PartSmart Web™, PartStream™ and AccessorySmartTM products, leverage our industry-leading library of electronic whole goods and PG&A content to allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment.  We believe that our eCatalog solution is the fastest and most efficient in the market, as it allows multi-line dealers to quickly access data for any of the brands serviced from within the same software, allowing the dealer’s parts and service operations to more quickly identify, locate and sell products and services to their customers. Our eCatalog solutions include:

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

Our eCatalog products are sold through our dedicated internal sales team and accounted for approximately 43% of our total revenue during fiscal 2014.  Fees charged for the use of our eCatalog products include a recurring license fee, subscription fees for subscribed catalogs, and in some cases, page view fees.

Lead Management Product

Our award-winning SaaS solution, Footsteps™, is designed to efficiently manage and nurture generated leads, increasing conversion rates and ultimately revenues for our customers. Footsteps™ connects equipment manufacturers with their dealer channel through lead consolidation and distribution, and allows the dealers to handle leads more efficiently and professionally through marketing automation and business management system integration.  The product is used as a complete database of customers and prospects, and manages the dealer-to-customer relationship, from generating email campaigns and automated responses, to providing sales teams with a daily follow-up calendar and reminder notices.   We derived approximately 3% of our revenues from Footsteps™ during fiscal 2014.

Digital Marketing

Our digital marketing solutions provide lead generation tools through search engine optimization, social media marketing and website enhancements, which serve to increase traffic to our eCommerce platform and at the dealership, in addition to increasing on-line sales and leads.  We derived approximately 1% of our revenues from digital marketing services during fiscal 2014.  Digital marketing services is a relatively new service offering by ARI and in the third quarter of fiscal 2014, we went to market with a more robust offering in the space as a result of our continued integration of the DUO Web Solutions business (“DUO”) we acquired in November 2013.

Other Solutions

We also offer a suite of complementary solutions, which include software, website customization, professional services and hosting services. On a combined basis, these other services accounted for approximately 2% of revenue during fiscal 2014.

Our Growth Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions that help our customers, efficiently and effectively sell more major units, replacement parts, accessories, and service – in other words, to Sell More Stuff!™   Our continued goal is to grow revenues at a double-digit rate and to grow earnings through scalability.  We will accomplish this goal by deploying our solutions to dealers, distributors, manufacturers, service providers, and consumers in selected vertical markets where the finished goods are complex equipment requiring service that are primarily sold and serviced through an independent dealer channel.  We believe this strategy will drive increased value to our shareholders, employees, and customers.

We also believe the execution of the following strategic pillars will enable us to achieve the growth and profitability needed to drive long-term sustainable value for our shareholders.  These strategic foundations are primarily centered on enhancing the value proposition to our customers, which will lead to additional revenues through pricing actions, product and feature upsells, reduced customer churn rates, and expansion by leveraging our core competencies in new complimentary markets. Each of these strategic pillars is a long-term foundation for growth; within each we have established near-term goals, as discussed below.

Drive organic growth through innovative new solutions, differentiated content, entering new markets and expanding geographically.

As a subscription-based, recurring revenue (“RR”) business, the most important drivers of future growth are nurturing and defending our customer base, developing and selling additional products to our existing customer base, and acquiring new customers.  We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees, and we define churn as the percentage of RR that does not renew.  In fiscal 2014, our RR increased 14.4% over last year and the percentage of our total revenues that were RR were over 90% in fiscal 2014 and 2013.

•

Develop and deploy innovative new solutions.  We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.  In fiscal 2014, we released a number of new features, upgrades and products including the following:

Web Platform

o

We released a completely redesigned website administration panel that is tablet-friendly, presents retailers with a clear view of the most important website value metrics, and introduces a wide array of updated tools to reduce the time and effort required to update inventory and website content.

o

We also worked with an independent national Search Engine Optimization (“SEO”) firm to develop and implement enhanced strategies to further optimize our entire website platform, utilizing new emerging technologies, ensuring our web platform delivers the best out of the box organic search performance.

o	We developed new supplier integrations to enable retailers to present expanded real-time pricing to website shoppers, as well as seamlessly forward orders to suppliers for drop-shipment.
o

We integrated an all new search technology that significantly reduces the time to return shopping search results, while also introducing new search capabilities to enable customers to easily filter available products by key attributes.

o

We designed and released Wheel Studio, a website visualizer that enables consumers to view available wheels on their unique vehicle in a highly dynamic and cohesive presentation on desktop, tablet, and mobile.

eCatalog

o

We developed and released a new DaaS API suite that empowers customers to build proprietary websites and applications directly on top of our market-leading PG & A catalog information.  The API suite includes robust fitment search capabilities, image edge caching, and more, across all major power sports PG & A manufacturers.

o

We launched a new version of PartSmart Data Manager, which includes automatic diagram hotspotting that finds and links diagram callouts to associated items in the parts list; enhanced part, assembly and attachment search utilities; as well as enhanced data import features.

o

We released an update for PartSmart, which expands the scalability and international localization capabilities, as well as introduces the ability to automatically receive parts catalog pricing updates via the internet.

o

We released a number of updates to our AccessorySmart product, introducing the ability to brand customer pick lists, view key unit technical specifications, integrate with ADP Lightspeed’s EVO business management system, and more.

o	We released updated tools for our AccessoryStream product including a new SEO control designed to optimize product presentation for search engines, as well as a new pricing import utility.
•

Differentiate our content.  We believe we have the largest library of replacement part, major unit, and PG&A content in the vertical markets we serve.  During fiscal 2014, we added 25 new accessory and 6 OEM parts catalogs to our library.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire.   We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.  During fiscal 2014, our enrichment activities included the introduction of color parts photography to certain OEM catalogs, as well as the introduction of key unit specifications, including fluid type and capacity requirements, to our PG&A content.  We have also continued integrating analytic tools into several of our products, offering value-added feedback to our customers and channel partners to help them “Sell More Stuff!”

•	Enter new markets. ARI currently maintains a significant share of the OPE and appliances markets. Accordingly, we anticipate low single-digit growth in these markets.
o

Our acquisition of the Retail Services Division of Fifty Below Sales and Marketing, Inc. (“50 Below”) more than doubled our website business, providing ARI entrance into two new potentially high-growth markets – Automotive Tire & Wheel (“ATW”) and Home Medical Equipment (“HME”).  The acquisition also catapulted the Company into one of the leaders in the power sports industry.  As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates.  ARI currently has more than 2,000 dealer websites in the ATW market.  We estimate that the total market approximates 18,000 dealers and further, the broader automotive aftermarket comprises nearly 80,000 dealers, more than all of our other markets combined.  We intend to continue to invest heavily in this market, including seeking opportunities to leverage our products and services in the broader automotive aftermarket.  50 Below was one of the first website providers to service the HME market.  We estimate that this market comprises nearly 25,000 dealers, and believe the market to be in its infancy with respect to eCommerce.  We recently invested in dedicated resources designed to expedite our growth in this market.

o

Ready2Ride, Incorporated (“Ready2Ride”), which we acquired in August 2012, was the first to market with electronic aftermarket fitment data for the power sports industry. We estimate that the availability of this data almost doubles the size of our addressable market in the power sports industry.  In February 2013, we launched our new AccessorySmartTM product.  AccessorySmart is the only aftermarket PG&A lookup solution of its kind, providing access to more than 500,000 SKUs from more than 1,400 aftermarket manufacturers.  AccessorySmart provides parts and service counter personnel a one-stop resource to look up products, cost and availability for all of the leading aftermarket PG&A distributors.  AccessorySmart significantly decreases the time it takes to look up PG&A information and availability, allowing dealers to service and sell more customers on a given day.  We plan to leverage our aftermarket publishing experience and product capabilities in our other vertical markets where the market will support it.

•

Expand geographically.  Although we maintain relationships with dealers throughout the world, we have low penetration into international markets.  Growing our international business will require us to secure and publish electronic content from OEMs outside the U.S. and make changes to our existing products that will allow us to rapidly deploy these products in a scalable and efficient manner and without the need to have “boots on the ground” in those countries.   To this end we have a business development resource solely dedicated to obtaining new international content and to date, we have added 10 new catalog content offerings in the international OPE market and begun to establish relationships with OEMs in China and Europe. Also, we have upgraded our product roadmaps to allow us to rapidly deploy our products in these markets as discussed above.

Nurture and retain existing customers through world-class customer service and value-added product feature updates.

In order to achieve sustained double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn is one of the most important metrics we track and manage.  We experienced marked improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.  We have reduced the rate of customer churn in each of the last four fiscal years. In fiscal 2014, customer churn improved to 12.6% from 12.8% in fiscal 2013.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

Lead the market with open integration to related platforms.

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry.  In fiscal 2014 we furthered this goal by introducing a new integration with the ADP Lightspeed EVO DMS. We currently have integration capabilities with over 90 DMSs (we refer to these relationships as “Compass Partners”) and we continue to seek other strategic alliances that can be integrated with our product and service offerings.

During fiscal 2014, we also completed new supplier integrations that drive the display of real-time pricing from suppliers directly to website customers, as well as introduced new functionality to support order forwarding to suppliers for drop shipment to customers.  To further enhance our forward open integration capabilities, we also developed a new universal API for adding and maintaining unit inventory on our website platform, which will enable us to quickly connect third party systems and software to automate changes in unit inventory disposition.

Successfully execute acquisitions that align with our core strategy

Since 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that align with our strategy. Since the program’s inception until the end of fiscal 2014, we closed thirteen acquisitions, and we completed an additional acquisition on September 30, 2014.  A summary of some of our most recent acquisitions is as follows:

Acquisition	Date	Strategy
OC-Net, Inc.	January 2007	▪	New website platform
Info Access	July 2008	▪	Market-leading entrance into appliance market
Channel Blade Technologies	April 2009	▪	Market-leading entrance into marine and RV markets
		▪	New lead management product, Footsteps™
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and DME industries
		▪	New award-winning website platform
DUO Web Solutions	November 2013	▪	A leading provider of social media and online marketing
services in the powersports industry
Tire Company Solutions, LLC	September 2014	▪	Leading provider of website software and marketing services
designed exclusively for the automotive tire and wheel vertical

All of the acquisitions completed prior to the end of fiscal 2014 have been integrated into our operations.  Our two fiscal 2013 acquisitions, Ready2Ride and 50 Below, are discussed in detail below and our September 2014 acquisition of Tire Company Solutions, LLC (“TCS”) is discussed in Note 15 Subsequent Events in our consolidated financial statements.

Our Competitive Strengths

Market Leader in Core Verticals

We believe that we are one of the leaders in each of our core vertical markets and also believe we are the market leader in the OPE, marine, and appliance markets.  More than 22,000 equipment dealers, 195 distributors and 1,500 manufacturers worldwide leverage our web and eCatalog platforms, which allow us to cost-effectively leverage our published catalog content into a large and diversified customer base and to launch new product enhancements and technology-enabled solutions to this customer base.

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

Recurring Revenue Model

During fiscal 2014,  approximately 94% of our revenue was subscription-based and RR.  The majority of our customers are on contracts of twelve months or longer, and these contracts typically auto-renew for additional twelve month terms.  This provides us with advanced visibility into our future revenues and opportunities to sell additional services to our customers. Our RR model also emphasizes the importance of maintaining a low rate of product churn, one of the key financial drivers of any SaaS business.  We closely monitor product churn and the reasons we may lose customers so that we can take action on those reasons that are within our control in order to reduce churn rates in the future.

Our RR model, when combined with low rates of product churn, significantly reduces the cost to maintain and nurture our customer base.  This in turn frees up resources to enhance our existing products and work toward new revenue-generating product innovations.  Additionally, a substantial portion of our eCatalog business is focused on our customers’ service and repair operations.  This allows our revenues to remain strong even in a down economy, as consumers tend to repair their equipment rather than buy new equipment, during challenging economic times.

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

Our Markets and the Challenges We Face

Competition for our products and services varies by product and by vertical market. We believe that no single competitor today competes with us on every product and service in each of our industry verticals. In eCatalogs, we compete primarily with Snap-on Business Solutions, which designs and delivers eCatalogs, accessory sales tools, and manufacturer network development services, primarily to the automotive, powersports and OPE markets. In addition, there are a variety of smaller companies focused on one or two specific industries.

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

Several of the markets we serve, including powersports, marine, and RV, are closely aligned with the state of the economy, given the "luxury" nature of the products in those verticals.  Our product churn rates have improved in these markets the past several fiscal years.  However, future economic downturns could have a significant impact on our business as a downturn could lead to an increase in product churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers.  It is also important to note that the effects of a difficult economic environment may be somewhat softened, relative to other product and service providers to the markets, by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our published parts content provided to customers via our catalog parts lookup products and our website products.

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

Employees

As of July 31, 2014, we had 248 full time equivalent employees.  Of these, 106 are involved in customer operations and support, 90 are in sales and marketing, 35 are engaged in maintaining or developing software and providing software customization services and 17 are involved in general and administration functions.  None of these employees is represented by a union.

Fiscal Year

ARI’s fiscal year ends on July 31st.  Any references throughout this document to “2014” or “fiscal 2014” and “2013” or “fiscal 2013” refer to the fiscal years ended July 31, 2014 and 2013, respectively.

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive team as of October 20, 2014.  The executives serve at the discretion of the Board of Directors.

Name	Age	Capacity Served
Roy W. Olivier	55	President, Chief Executive Officer and Director
William A. Nurthen	41	Vice President of Finance, Chief Financial Officer, Secretary and Treasurer
Marvin A. Berg	39	Vice President, Operations
Robert A. Ostermann	35	Chief Technology Officer
Bradley J. Smith	32	Vice President, Product Management
Robert A. Jones	43	Vice President, Sales

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

William A. Nurthen

Mr. Nurthen was appointed Vice President of Finance and Chief Financial Officer of ARI in November 2013, when he joined the Company.  Mr. Nurthen also serves as Treasurer and Corporate Secretary.  Prior to joining ARI, Mr. Nurthen served as CFO of Cabrera Capital Markets, LLC, an investment banking firm from 2011-2013.  Prior to that, he served in a variety of high-level financial leadership positions including CFO of bioLytical Laboratories from 2008-2011.  From 1999 to 2007, Mr. Nurthen served in various financial roles at Inforte Corp., a NASDAQ company, including Vice President of Finance and eventually CFO.    From 1997 to 1999, Mr. Nurthen worked in various financial operations roles at Platinum Technology International, Inc., a software and consulting company. Mr. Nurthen earned his B.A. from The University of Notre Dame in 1995 and his MBA from The Kellogg School of Management at Northwestern University in 2002.

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

Bradley J. Smith

Mr. Smith was appointed Vice President of Product Management in February 2014, leading the Company’s innovative product strategy.  Prior to this, Mr. Smith served as Director of Product Management, and prior to that, served various web development positions since joining the Company in July 2007.  Prior to joining ARI, Mr. Smith served in the U.S. Army from 2000 to 2006.  Mr. Smith holds a double B.A. in Web/Technology Development and Spanish from the University of Wisconsin-Stevens Point in 2007 and an MBA from the University of Wisconsin-Eau Claire in 2012.

Robert A. Jones

Mr. Jones was appointed Vice President of Sales in August 2014, after having served as Director of Sales since November 2013, when he joined the Company.  Prior to joining ARI, Mr. Jones served as Director of Retail Sales at 50 Below Sales and Marketing, Inc. from February 2010 to November 2013.   Prior to that Mr. Jones spent 25 years in the Hospitality Industry holding various high level positions with several companies including  Buffets International and  New London Corp.

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

We expect that a portion of our revenue in the future will be derived from non-recurring fee income, which consists primarily of revenues from professional services such as software customization and training, software sales and one-time network installation fees.  The timing of receipt of this revenue is dependent upon several factors that we cannot predict.  These factors include:

•	the time required to close large license fee and development agreements, which can be delayed due to customer requirements and decision-making processes;
•	the seasonality of certain sectors of the markets in which we operate;
•	delays in the introduction of new products or services and their acceptance by customers; and
•	delays in delivering customized software to our customers.

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

Our common stock has had limited trading.

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

We face risks with our international strategy.

Our business strategy includes increasing our presence in the non-U.S. markets.  This strategy presents a number of special risks, including:

•	managing more geographically diverse operations;
•	dealing with currency fluctuations;
•	the increased costs of operation;
•	only having a small number of employees in these markets;
•	our dependence on value-added resellers and contractors to sell and service our products;
•	a much smaller and more concentrated current customer base; and
•	the assumption that U.S. international policy will remain favorable towards the countries in which we sell our products and services.

Our historical losses have resulted in accumulated deficits on the consolidated balance sheet.

While we have been profitable in recent years, we have experienced net losses in numerous fiscal years since our organization in 1981, including fiscal 2014.  These net losses have resulted in an accumulated deficit of $88,864,000 at July 31, 2014.  We may not be able to attain or increase profitability in the future.  As a result of these historical losses, our financial position has been weakened, and our ability to finance our growth may be constrained.

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

If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•	refinance all or a portion of our debt or obtain additional financing, neither of which can be assured and may be at terms that are less favorable than our current financing arrangements;
•	sell some of our assets or operations;
•	reduce or delay capital expenditures, research and development efforts and acquisitions; or
•	revise or delay our strategic plans.

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

		Square	Lease
Description of Use	Location	Footage	Expiration	Country
Corporate headquarters; outdoor power equipment, marine and recreational vehicle	Milwaukee, WI	16,300	July 2021	United States
Powersports, automotive tire and wheel and durable medical equipment sales and support	Duluth, MN	25,500	January 2019	United States
Software development	Cypress, CA	6,000	July 2015	United States
Aftermarket publishing	Floyds Knobs, IN	2,200	April 2017	United States
Automotive tire and wheel sales and support	Cookeville, TN	14,000	November 2018	United States
Automotive tire and wheel sales and support	Salt Lake City, UT	1,960	April 2016	United States
European sales and support	Leiden, The Netherlands	2,200	April 2015	Netherlands

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARI’s common stock is currently traded on the NASDAQ Capital Market under the symbol “ARIS”.  Prior to December 9, 2013, ARI’s common stock was quoted on the OTCQB.  The following table sets forth the high and low sales price for the periods indicated.

Quarter Ended:	High	Low
10/31/2012	$1.30	$0.90
1/31/2013	$1.81	$1.12
4/30/2013	$2.70	$1.60
7/31/2013	$3.05	$2.45
10/31/2013	$3.40	$2.70
1/31/2014	$3.51	$2.92
4/30/2014	$3.45	$2.33
7/31/2014	$3.22	$2.53

As of October 20, 2014, there were approximately 1,018 holders of record of ARI common stock.  We have not paid cash dividends to date and have no current intention to pay cash dividends.  Our ability to make distributions to our shareholders, including cash dividends, is also restricted under the terms of our credit facilities.

During fiscal 2014, the Company did not repurchase any of its equity securities.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our audited consolidated financial statements for fiscal 2014 and fiscal 2013, including the notes thereto, which appear elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, which as previously identified are subject to the safe harbors created under the Securities Act and Exchange Act.

Overview

Fiscal 2014 was a record year for ARI, with revenues of over $33 million.  Total revenue increased 9.7% or $2,917,000 during fiscal 2014, over the same period last year.  Recurring revenue increased 14.4% in fiscal 2014, compared to the same period last year, and constituted over 90% of our total revenue for fiscal 2014. The growth in revenue is largely attributable to revenue from the 50 Below acquisition in November 2012.

Our operating income increased 276.2% or $558,000 from a loss of $202,000 during fiscal 2013 to income of $356,000 fiscal 2014.  Operating expenses increased 11.1% or $2,617,000 during fiscal 2014, compared to the same period last year, primarily due to the additional costs of the 50 Below operation, an increase in our sales and marketing resources, and termination benefits incurred in connection with a workforce reduction in January 2014.

During January 2014, the Company implemented a 14% reduction in workforce, primarily in the catalog conversion and website implementation and support areas, as a result of consolidating operations and other operational efficiencies achieved as we have continued to integrate the 50 Below operation, thereby eliminating duplicate efforts.  The Company expensed approximately $300,000 fiscal 2014 in severance and related costs as a result of this workforce reduction.

The Company had a net loss of $102,000 or $0.01 per share during fiscal 2014, compared to a net loss of $753,000 or $0.08 per share during fiscal 2013.  The decrease in net loss is primarily due to (i) the increase in operating income; (ii) a loss on debt extinguishment and higher interest expense in fiscal 2013; offset in part by (iii) an increase in income tax expense, primarily as a result of a benefit related to a change in valuation allowance against deferred tax assets recorded in fiscal 2013.

Cash flow from operations was $2,383,000 during fiscal 2014, compared to $2,404,000 during fiscal 2013.  We expect an increase in cash from operations in fiscal 2015 due to the cost savings from the operational efficiency improvements made in the second quarter of fiscal 2014 and an increase in cash receipts as a result of RR growth.

Subsequent Event

On September 30, 2014, we completed the acquisition of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive tire and wheel vertical.  We believe the TCS business will allow us to consolidate our leadership position and provide additional solution offerings in the automotive tire and wheel industry.  See Note 15 Subsequent Events for a description of the TCS acquisition and the related transactions.

Revenue

The following table summarizes our revenue by product and by RR and non-recurring revenue:

		% of		% of
	2014	Total	2013	Total	% Change
Website	$16,826	51.0%	$13,140	43.7%	28.1%
Catalog	14,042	42.5%	13,882	46.1%	1.2%
Lead management	969	2.9%	1,039	3.5%	(6.7)%
Digital marketing	449	1.4%	856	2.8%	(47.5)%
Other	733	2.2%	1,185	3.9%	(38.1)%
Total Revenue	$33,019	100.0%	$30,102	100.0%	9.7%

Recurring revenue	30,896	93.6	27,016	89.7	14.4%
Non-recurring revenue	2,123	6.4	3,086	10.3	(31.2)%
Total Revenue	$33,019	100.0%	$30,102	100.0%	9.7%

Total revenue increased 9.7% or $2,917,000 during fiscal 2014, compared to the same period last year.  Recurring revenue increased 14.4% or $3,880,000 during fiscal 2014, compared to fiscal 2013.  RR represented 93.6% of total revenues during fiscal 2014 versus 89.7% during fiscal 2013.

Website Revenue

Our Website solutions generate revenue from one-time set-up and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees.  Our website solutions are typically sold as one year, renewable contracts with monthly payment terms.  We estimate that we currently host and maintain more than 6,100 websites for dealers in all of our vertical markets.  Websites have become ARI’s largest source of revenue and accounted for 51% of total revenue during fiscal 2014.  Website revenue increased 28.1% to $16,826,000 in fiscal 2014, compared to $13,140,000 during fiscal 2013. The growth in Website revenue was largely the result of our acquisition of 50 Below in November 2012.  Since the acquisition, we have integrated our sales, support and implementation teams related to our website products.  As part of the 50 Below acquisition, the Company assumed a significant recurring revenue service obligation and has had a high success rate in renewing those contracts.  We anticipate that our web platforms will continue to be the Company’s largest source of growth, much of this growth coming in the ATW and HME markets, both of which are new to ARI.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees.   eCatalog is our second largest source of RR, representing 42.5% of total revenue during fiscal 2014.  eCatalog revenue increased 1.2% or $160,000 during fiscal 2014, compared to fiscal 2013.  eCatalog revenues have historically had the Company’s lowest revenue growth rates, primarily attributable to ARI’s already strong market position.  We saw a small increase in eCatalog revenue as a result of our new AccessorySmart product, which is a fitment-powered aftermarket PG&A lookup solution and is a first-of-its-kind in the powersports industry.  The product won a “Nifty 50 Award” from Powersports Business, a leading industry trade publication, at the powersports industry’s largest trade show in February 2014.

Lead Management Revenue

Lead management revenue is primarily generated from renewable subscription fees and variable transaction fees for the use of our Footsteps™ products.  Lead management revenue decreased 6.7% to $969,000 in fiscal 2014 from $1,039,000 during fiscal 2013.  Management is currently reviewing various options with respect to the Footsteps™ product, including the possibility of including the core functionality of the product within our web platforms and expects this product to continue to be instrumental in our goal of helping our customers Sell More Stuff!TM

Digital Marketing Revenue

Revenues from our digital marketing solutions are generated from set-up fees and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements.  We derived approximately 1% of our revenues from digital marketing services during fiscal 2014.  Digital marketing services is a relatively new service offering by ARI and in the third quarter of fiscal 2014, we went to market with a more robust offering in the space, which included RR offerings, as a result of our integration of the DUO business we acquired in November 2013.  Digital marketing revenue decreased 47.5% from $856,000 during fiscal 2013 to $449,000 during fiscal 2014.  The decline in digital marketing revenues was primarily driven by a change in business model for our lead generation service.  The largest cost associated with this service is the purchase of ad words from Internet search providers such as Google.  Historically, the revenues recognized on this service included the cost associated with the ad word spend.  These costs were then “passed through” directly to the Internet search provider.  Under this model, GAAP requires these costs to be recognized as both a revenue and a cost of sale.  Not only did this treatment have the impact of reducing gross margins as a percentage of revenue, but also provided negative float to ARI as the ad word costs were at times paid to the Internet search provider prior to receiving the funds from the customer. During the latter part of fiscal 2013, we made a change to this business model whereby the customer is now responsible for paying the cost of the ad words directly to the Internet search provider.  ARI now simply charges the customer a fee for the service provided.  This change had the impact of reducing GAAP revenues associated with this service, as discussed above.  However, the change had little or no net impact on the gross profit or net cash receipts associated with the service.

Other Revenue

We also offer a suite of complementary solutions, which include software and website customization services and hosting services.  Other revenue, which is primarily non-recurring in nature, declined 38.1% from $1,185,000 during fiscal 2013 to $733,000 during fiscal 2014.  The decline in other revenue is primarily due to a decrease in our professional services revenue as a result of our goal of focusing on RR, which generates higher gross profits.  Revenues from non-recurring professional services will fluctuate from period to period based on the timing of custom projects.

Recurring Revenue

RR is one of the most important growth drivers of our business.  Increasing the percentage of our revenues that are recurring, while at the same time reducing the rate of product churn, enhances our ability to generate profitable growth.  Our subscription-based SaaS and DaaS products generate higher margins than our non-recurring products and services, and the incremental cost of selling these products to new dealers (we refer to these as new “logos”) is relatively low.  Reducing the rate of our product churn, which is the percentage of RR that does not renew, helps drive organic growth as it allows for a greater percentage of our new logos to be incremental to the top line (versus making up for lost logos) and also increases the base upon which we can apply price increases and sell additional products and features.

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees.  RR increased 14.4% from $27,016,000 during fiscal 2013 to $30,896,000 during fiscal 2014.  The growth in RR was primarily attributable to our Website products.  We expect Website RR to continue to be our largest contributor to RR growth in fiscal 2015.

Non-recurring Revenue

Non-recurring revenue is generated from certain offerings within the Company’s digital marketing services, including its lead management tool SearchEngineSmart™, professional services related to software customization and data conversion, usage fees charged on our RR products, and other complementary products and services.  Total non-recurring revenue declined 31.2% from $3,086,000 during fiscal 2013 to $2,123,000 during fiscal 2014.     The decrease in non-recurring revenue was primarily due to the change in our lead generation business model and a decline in professional services revenue.  Our goal is to maintain non-recurring revenues of less than 10% of total revenues, as the margins on these revenues tend to be lower than our RR products.  Furthermore, these revenues must be resold each year.  We expect non-recurring revenues to be less than 10% of total revenues during fiscal 2015.

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

The table below breaks out cost of revenue into each of these three categories:

		% of		% of
	2014	Revenue	2013	Revenue	% Change
Net revenues	$33,019		$30,102		9.7%
Cost of revenues:
Amortization of capitalized software costs	2,052	6.2%	1,741	5.8%	17.9%
Direct labor	2,151	6.5%	2,406	8.0%	(10.6)%
Other direct costs	2,175	6.6%	2,489	8.3%	(12.6)%
Total cost of revenues	6,378	19.3%	6,636	22.0%	(3.9)%
Gross profit	$26,641	80.7%	$23,466	78.0%	13.5%

Gross profit was $26,641,000 or 80.7% of revenue in fiscal 2014, compared to $23,466,000 or 78.0% of revenue for the same period last year.  The gross profit margin improvement was due to several factors resulting from our strategy to focus on recurring SaaS and DaaS services, which have a much higher gross margin than our non-recurring services: (i) we made a change to our lead generation service business model, eliminating the pass-through cost of purchased ad words from search engine providers on behalf of our customers; (ii) we had a reduction in direct labor costs as a result of the decline in professional service revenue; and (iii) we had a decrease in direct labor costs associated with the reduction of workforce in January 2014.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

Operating Expenses

We categorize net operating expenses as follows:

•

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance;

•

Customer operations and support expenses are composed of our computer hosting operations, software maintenance agreements for our core network, and personnel and related costs for operations and support employees;

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

The following table summarizes our unaudited operating expenses by expense category (in thousands):

		% of		% of
	2014	Revenue	2013	Revenue	% Change
Sales and marketing	$9,344	28.3%	$7,480	24.8%	24.9%
Customer operations and support	6,645	20.1%	5,834	19.4%	13.9%
Software development and technical support	2,717	8.2%	2,648	8.8%	2.6%
General and administrative	6,222	18.8%	6,005	19.9%	3.6%
Depreciation and amortization (1)	1,322	4.0%	1,281	4.3%	3.2%
Loss on impairment of long-lived assets	35	0.1%	420	1.4%	(91.7)%
Net operating expenses	$26,285	79.6%	$23,668	78.6%	11.1%

Net operating expenses increased 11.1% or $2,617,000 during fiscal 2014, compared to fiscal 2013. The increase in net operating expenses was largely due to the costs necessary to operate the 50 Below business for a full year in fiscal 2014 versus 8 months in fiscal 2013, primarily in the sales and marketing and general and administrative categories.  During January 2014, the Company implemented a 14% reduction in workforce as a result of consolidating operations and other operational efficiencies achieved as we have continued to integrate the 50 Below operation, primarily in the catalog conversion and website implementation and support areas, thereby eliminating duplicate efforts.  The Company expensed approximately $300,000 during fiscal 2014 in severance and related costs as a result of this workforce reduction. To the extent the Company can leverage growth in its core RR products, management expects net operating expenses to decline as a percentage of total revenues, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 24.9% or $1,864,000 during fiscal 2014, compared to fiscal 2013.  The increase was primarily a result of a full year of sales staff for the 50 Below operation and an increase in trade show attendance and variable selling expense on increased new sales.  Sales and marketing expense as a percentage of revenue increased from 24.8% of revenue in fiscal 2013 to 28.3% for the same period in fiscal 2014.  The Company has focused its resources in the sales and marketing area designed to drive revenue growth, increasing staff in both sales and marketing, and has increased involvement in trade shows and online publications.  Management expects sales and marketing expense as a percentage of revenue to fluctuate, based upon the timing of the Company’s marketing events and trade show schedule and its decision to add additional sales and marketing resources to drive organic revenue growth.

Customer Operations and Support

Customer operations and support expense increased 13.9% or $811,000 during fiscal 2014, compared to the same period last year.  Customer operations and support expense as a percentage of revenue increased from 19.4% of revenue during fiscal 2013 to 20.1%  during fiscal 2014.  The increase in customer operations and support expense is primarily related to the additional costs necessary to operate the 50 Below business for a full year. Management expects customer operations and support expenses to decline, as a percentage of total revenues, over time as we realize the cost savings related to the efficiencies implemented in the catalog conversion and customer implementation and support areas, while RR continues to grow.

Software Development and Technical Support

Our software development and technical support staff have three essential responsibilities for which the accounting treatment varies depending upon the work performed: (i) costs associated with internal software development efforts (after technological feasibility is established) are capitalized as software product costs and amortized over the estimated useful lives of the product; (ii) costs for professional services performed for customers related to software customization projects are classified as cost of revenue; and (iii) all other activities, including research and development, are considered operating expenses and included within the software development and technical support operating expense category.

The table below summarizes our internal software development and technical support costs:

	2014	2013	% Change
Total software development and technical support costs	$6,369	$6,785	(6.1)%
Less: amount capitalized as software development	(1,501)	(1,731)	(13.3)%
Less: direct labor classified as cost of revenues	(2,151)	(2,406)	(10.6)%
Net software development and technical support costs classified as operating expenses	$2,717	$2,648	2.6%

*Does not include outside vendor costs or capitalized interest costs

Total software development and technical support costs decreased 6.1% or $416,000 during fiscal 2014 versus fiscal 2013.  The decrease was primarily a result of the workforce reduction in January 2014.

During fiscal 2014, we capitalized $1,501,000 of software development labor and overhead, versus $1,731,000 during the same period last year.  In addition to internal capitalized software costs, we had outsourced development costs of $284,000 during fiscal 2014 and $0 during fiscal 2013.  During fiscal 2014, we have devoted resources to several enhancements of our newly acquired website product, including integration with our lead management and lead optimization tools.  In addition to this, we added a new online application update process to PartSmart, which expands the scalability and international capabilities of the product.    During fiscal 2013, we devoted resources to upgrading the 50 Below product with new functionality and design similar to ARI’s product suite.

Direct labor classified as cost of sales declined 10.6% or $255,000 during fiscal 2014 versus fiscal 2013 due to the decline in professional service revenue and the workforce reduction, which was a result of efficiencies implemented in the catalog conversion and customer implementation and support areas.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

Loss on Impairment of Long Lived Assets

During fiscal 2014, we recorded a loss of $35,000 on the impairment of long-lived assets primarily as a result of the closing of the Virginia Beach office.  During fiscal 2013, we recorded a loss of $420,000 on the impairment of long-lived assets related to the development of an internal ERP system.

Other Income and Expense

The table below summarizes the components of other income and expenses for fiscal 2014 and fiscal 2013.

	2014	2013	% Change
Interest expense	$(286)	$(626)	(54.3)%
Loss on debt extinguishment	—	(682)	(100.0)%
Loss on change in fair value of stock warrants	(28)	(635)	(95.6)%
Gain on change in fair value of contingent liabilities	67	180	(62.8)%
Gain on change in fair value of contingent assets	—	64	(100.0)%
Other, net	30	15	100.0%
Total other income (expense)	$(217)	$(1,684)	(87.1)%

Interest Expense

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs.  Interest expense decreased 54.3% or $340,000 during fiscal 2014, compared to fiscal 2013.  The decrease in interest expense is a result of the April 2013 restructuring of debt.

Loss on Debt Extinguishment

In April, 2013, we refinanced our debt under more favorable interest and payment terms.  As a result of the early extinguishment of debt, we recorded a loss of $682,000 related to unamortized debt discount for stock issued as a cost of acquiring the debt and unamortized deferred loan fees.

Gain (Loss) on Change in Fair Value of Stock Warrants

In March 2013, we executed a private placement with certain institutional and accredited investors.  As part of the transaction, the Company issued warrants to purchase an aggregate of 1,130,667 shares of common stock at an exercise price of $2.00 per share.  The warrants contained a down-round protection feature which reduced the strike price of the warrants from $2.00 to $1.50 if there was a private placement for less than the $2.00 strike price.  This feature resulted in the warrants being treated as a derivative instrument. Accordingly, the warrants were recorded as a liability on the balance sheet at fair market value and changes in the fair market value were recorded to gain or loss on change in fair market value of stock warrants on the statement of operations.

We incurred a non-cash loss of $28,000 in fiscal 2014 and $635,000 in fiscal 2013 related to the warrants, primarily as a result of changes in the market value of the Company’s common stock.  We have 214,000 warrants outstanding at July 31, 2014, which were reclassified to equity in June 2014, due to the expiration of the down-round protection feature.

Gain on Change in Fair Value of Contingent Liabilities

The Company incurred a liability as part of the consideration for the Ready2Ride acquisition in August 2012, contingent on future revenues earned related to the acquired business.  During fiscal 2013, we had a change in the estimated fair value of the contingent liabilities due to an evaluation of the estimated future revenues resulting from that operation.  The amount of this change in estimated fair value was income of $180,000, or $0.02 per basic and diluted common share.    On October 22, 2013, the Company amended the Purchase Agreement in relation to the earn-out payments resulting in three fixed payments of $125,000 and the issuance of an aggregate of 40,000 shares of common stock.  We recorded a gain on change in fair value of earn-out payable of $67,000, or $0.01 per basic and diluted common share during fiscal 2014 related to this amendment.

Gain on Change in Fair Value of Contingent Assets

The Company recorded a benefit of approximately $64,000 during fiscal 2013, related to an assessment of the expected future cash flows of the Globalrange Earn-out Receivable.  The assessment performed in fiscal 2014 resulted in no change in fair market value.

Gain on Change in Fair Value of Contingent Assets

In fiscal 2011 the Company sold the assets related to our electronic data interchange business for the agricultural chemicals industry.  Part of the sale price consisted of an earn-out to be paid over a four-year period based on the collections received by the acquirer.  Proceeds received from the earn-out have exceeded our initial estimates, and in  fiscal 2013 we recorded a  gain of $64,000 or $0.01 per basic and diluted share as a result of the change in estimate of future earn-out payments expected to be received.

Acquisitions

On September 30, 2014, we completed the acquisition of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive tire and wheel vertical.  See Note 15 Subsequent Events for a description of the TCS acquisition and the related transactions.

On November 5, 2013, the Company acquired the assets of DUO Web Solutions, a leading provider of social media and online marketing services for the powersports industry.  The transaction was not material to the Company’s financial statements.

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

Income Taxes

The Company has net deferred tax assets of $6,162,000 as of July 31, 2014, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $241,000 during fiscal 2014, compared to an income tax benefit of $1,133,000 during fiscal 2013.  We recorded a tax benefit related to a change in estimate of the valuation allowance against future NOLs of $32,000 during fiscal 2014 and $1,341,000 during fiscal 2013, because of expected increases in future taxable income.  We paid income taxes of $106,000 and $91,000 during fiscal 2014 and 2013, respectively, primarily related to statutory alternative minimum taxes.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our Netherlands operation.  We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at July 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from our financial statements:

	2014	2013
Net cash provided by operating activities	$2,383	$2,404
Net cash used in investing activities	(2,818)	(4,800)
Net cash provided by (used in) financing activities	51	3,249
Effect of foreign currency exchange rate changes on cash	(3)	(8)
Net change in cash	$(387)	$845
Cash at end of period	$1,808	$2,195

We utilized $387,000 of net cash during fiscal 2014, compared to generation of $845,000 in fiscal 2013.  We generated net cash provided by operating activities of $2,383,000 during fiscal 2014 compared to $2,404,000 during fiscal 2013.

Cash used in investing activities decreased 40.7% or $1,955,000 in fiscal 2014, compared to the same period last year.  We paid net cash of $490,000 in acquisition related investments, capitalized $1,798,000 of software development costs, and acquired technology equipment of $658,000 during fiscal 2014.   We paid net cash of $2,479,000 for the acquisitions of Ready2Ride and 50 Below, capitalized $1,746,000 of software development costs, and acquired technology equipment of $722,000 during fiscal 2013. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash provided from financing activities was $45,000 during fiscal 2014, as the Company received cash proceeds of $312,000 related to capital leases and $283,000 from the issuance of common stock, offset in part by debt payments of $550,000.  Net cash provided by financing activities was $3,249,000 in fiscal 2013, as the Company borrowed an additional $1,000,000 of debt from Fifth Third, under its previous credit facilities, to fund its acquisition of Ready2Ride in August 2012 and borrowed an additional $3,500,000 from an affiliate of a shareholder for its acquisition of 50 below in November 2012.  The Company paid off $4,300,000 of debt with the proceeds from the March 2013 equity offering and the remaining debt was refinanced in April 2013 under more favorable payment terms.

The Company borrowed an additional $2.1 million on the Silicon Valley Bank (“SVB”) term note and $1.5 million on the SVB revolving credit line (each as described below) to partially fund its acquisition of TCS on September 30, 2014.  The Company also issued two promissory notes in the aggregate principal amount of $3,000,000 in connection with the TCS acquisition to the former owners of TCS (see Note 15 Subsequent Events for additional information).

Management believes that current cash balances and its ability to generate cash from operations are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

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

The following is a description of the terms of the Agreement as of July 31, 2014.  On September 30, 2014, in connection with the Company’s acquisition of TCS, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) with SVB, which contained substantial amendments to the terms of the Agreement.  See Note 15 Subsequent Events for a description of the TCS acquisition and the terms of the Agreement as amended by the Modification Agreement.

At July 31, 2014, the term loan and any loans made under the SVB revolving credit facility accrued interest at a per annum rate equal to one or more of the following, as selected by SVB:  (a) the one, two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent senior leverage ratio, total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at July 31, 2014).

	Applicable Margin	Applicable Margin
Senior Leverage Ratio	for Libor Loans	for Prime Rate Loans
>= 1.75 to 1.0:	3.25%	1.00%
> 1.25 to 1.00 but <1.75 to 1.00:	3.00%	0.75%
<= 1.25 to 1.00:	2.75%	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before April 26, 2015.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company, which were as follows as of July 31, 2014:  $112,500 commencing on August 1, 2013 through May 1, 2014; $168,750 commencing on August 1, 2014 through May 1, 2015; and $281,250 commencing on August 1, 2015 through February 1, 2018.  All remaining principal in respect of the term loan was due and payable on April 26, 2018.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $90,000 as of July 31, 2014.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. As of July 31, 2014, financial covenants included the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants at July 31, 2014.

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

The following table sets forth certain information related to the Company’s long-term debt, derived from our audited balance sheet as of July 31, 2014 and 2013 (in thousands):

	July 31	July 31
	2014	2013
Notes payable principal	$4,050	$4,500
Less current maturities	(675)	(450)
Notes payable - non-current	$3,375	$4,050

Minimum principal payments due on the Term Loan are as follows for the fiscal years ending July 31, (in thousands):

2015	$675
2016	1,125
2017	1,125
2018	1,125
$4,050

Leases

We lease office space and certain office equipment under capital and operating lease arrangements expiring through 2021.  The following table shows our remaining obligations under these arrangements as of July 31, 2014 (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2015	$213	$667
2016	141	514
2017	54	510
2018	58	413
2019	27	349
Thereafter	—	715
Total minimum lease payments	493	3,168
Less amounts related to interest	(66)	—
Net minimum lease payments	$428	$3,168

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

Revenue Recognition

Revenue from software licenses, annual or periodic maintenance fees and catalog subscription fees are all recognized ratably over the contractual term of the arrangement. ARI considers all arrangements with payment terms extending beyond twelve months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

Revenues for professional services to customize complex features and functionality in a product’s base software code or develop complex interfaces within a customer’s environment are recognized as the services are performed.  When the current estimates of total contract revenue for professional services and the total related costs indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.  Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of this type of arrangement, is amortized over the term of the contract.

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews receivable balances based on an assessment of current creditworthiness, estimates the portion of the balance that will not be collected. The allowance for potential doubtful accounts is reflected as an offset to trade receivables in the accompanying balance sheets.

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and included in prepaid and other and other long term assets on the consolidated balance sheet.  Stock issued in connection with securing debt is recorded to debt discount, reducing the carrying amount of the debt on the consolidated balance sheet.  Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

Common Stock Warrants

ARI issued common stock warrants in connection with equity financing arrangements in fiscal 2013.  The terms of the agreements were assessed to determine whether the instruments qualified as an equity arrangement or a debt arrangement.  Arrangements determined to be derivatives are recorded at fair value on the consolidated balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the consolidated statement of operations.  Because the Company’s warrants have no comparable market data to determine fair value, the Company hired an independent valuation firm to value the warrants using Level 3 inputs at the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using an open form simulation model.  The primary factors used to determine the fair value include: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement.  Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the warrants, would cause the fair value of the warrants to increase.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax basis of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the consolidated balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of income.  Future events that could have a material impact on the valuation allowance include, but are not limited to, acquisitions and changes in tax legislation.

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

Estimating the fair value of a reporting unit is an inherently subjective process.  Changes in assumptions, estimates, and other inputs could result in the indication of potential impairment of a portion of the recorded goodwill.  Management believes the assumptions, estimates, and other inputs used reflect our best efforts and are appropriate for valuing the reporting unit.  Our goodwill impairment test indicated that goodwill was not impaired in fiscal 2014 or fiscal 2013.

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

Quarterly Financial Data

The following table sets forth the unaudited results of operations for each of the eight quarterly periods ended July 31, 2014, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
Net revenues	$8,160	$5,942	$8,135	$7,478	$8,176	$8,228	$8,548	$8,454
Gross margin	$6,600	$4,534	$6,449	$5,757	$6,616	$6,343	$6,976	$6,832
Net income (loss)	$25	$112	$(461)	$4	$160	$(571)	$174	$(298)
Basic and diluted net income per common share:				-
Basic	$0.00	$0.01	$(0.03)	$0.00	$0.01	$(0.05)	$0.01	$(0.02)
Diluted	$0.00	$0.01	$(0.03)	$0.00	$0.01	$(0.05)	$0.01	$(0.02)

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2014.  Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2014.

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

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the year ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information Regarding Directors

The Company’s directors are divided into three classes, with staggered terms of three years each.  At the annual meeting, which is scheduled to be held on January 6, 2015, shareholders will vote on the election of two directors nominated by the Company’s Board of Directors to serve until the Company’s fiscal 2018 annual meeting of shareholders and until their successors are elected and qualified.  The following list identifies all current directors of the Company:

Name	Age	Capacity Served
William H. Luden, III	72	Chairman of the Board, Director
Roy W. Olivier	55	President, Chief Executive Officer and Director
Chad J. Cooper	44	Director
James R. Johnson	68	Director
P. Lee Poseidon	59	Director
William C. Mortimore	69	Director
Robert Y, Newell, IV	66	Director

Nominees for Election to Serve Until the Fiscal 2018 Annual Meeting

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

The Nominating and Corporate Governance Committee of the Board of Directors (the “Nominating Committee”) believes that Mr. Olivier’s experience with the Company as its President, Chief Executive Officer, and director, as well as his prior experience as the Company’s Vice President of Global Sales and Marketing, as well as his other business and industry background, has given him substantial and valuable knowledge of all aspects of the Company’s business.

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

Directors Whose Terms Expire at the Fiscal 2016 Annual Meeting

Chad J. Cooper

Mr. Cooper, a director since October 2014, is the Chief Executive Officer of Digital Offering LLC, a technology-driven merchant bank.  He has more than 15 years’ experience in the investment banking and capital markets industry.  Prior to joining Digital Offering, Mr. Cooper was a Managing Director at at Ascendiant Capital Markets from 2013-2014.  Prior to Ascendiant, Mr. Cooper was a Managing Director at Global Hunter Securities, an investment bank, from 2012 to 2013.  Mr. Cooper also served as Director of Institutional Sales and in other various capacities at Roth Capital Partners, an investment bank, from 2002 to 2011.  Mr. Cooper holds a B.A. in International Relations from the University of Southern California, and an M.B.A. from Georgetown University.

The Nominating Committee believes that Mr. Cooper’s background and experience in investment banking and capital markets provide significant benefits to the Board as the Company continues to execute its growth strategy.

James R. Johnson

Mr. Johnson, a director since April 2012, served as Chairman and Chief Executive Officer of BakBone Software, Inc., a provider of data protection technology, from November 2004 until April 2010.  Before joining BakBone, Mr. Johnson served as President and Chief Technology Officer of the Hospitality Group of SoftBrands Inc., an enterprise software company.  Prior to joining SoftBrands, Mr. Johnson was President and Senior Vice President of the Asia Pacific Group of Sterling Commerce.  Currently, Mr. Johnson serves as one of the founding directors on the board of Lister Technologies (P) Ltd, a privately-held offshore development company located in Chennai, India.  Mr. Johnson holds a Bachelor’s Degree in Operational Research from California State University, Fresno.

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

Directors Whose Terms Expire at the Fiscal 2017 Annual Meeting

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

The Nominating Committee believes that the Board benefits from Mr. Mortimore’s substantial technical and management experience, which he has obtained through his positions with various healthcare and information technology companies, as well as public company leadership and shareholder value growth experience.  In addition, Mr. Mortimore’s experience as a director of the Company, Chairman of the Audit Committee and the “audit committee financial expert,” has provided him with an in-depth understanding of the business of the Company and the markets in which it competes.

Robert Y. Newell, IV

Mr. Newell was appointed to the Board of Directors in November of 2012.  Since 2003, Mr. Newell has been the Chief Financial Officer of Cardica, Inc., (NASDAQ: CRDC), a publicly traded designer and manufacturer of surgical devices.  Prior to this, he was the Chief Financial Officer of Omnicell, a hospital supply and medication management company.  He was a partner in the Beta Group, a business development firm from 1998 to 1999.  From 1992 to 1997, he was Chief Financial Officer of Cardiometrics.  He has held financial management positions with medical and technology companies in the Silicon Valley for over 25 years and has completed four initial public offerings.  Prior to his business career, he was a pilot in the United States Air Force.  He received a BA in mathematics from the College of William & Mary and an MBA from the Harvard Business School.

The Nominating Committee believes that the Board benefits from Mr. Newell’s substantial financial and public company experience, which he has obtained through his financial management positions with various medical and technology companies.

Executive Officers

Information regarding the Company’s executive officers is provided above under “Item I. Business – Executive Officers of the Registrant.”

Audit Committee

The Company’s Board of Directors has established an Audit Committee that currently is composed of Mr. Mortimore (chairman), Mr. Johnson, Mr. Luden and Mr. Newell.  Information regarding the functions performed by the Audit Committee, its membership, and the number of meetings held during fiscal 2014 is provided in the “Report of the Audit Committee” included in this annual report on Form 10-K.  The Board of Directors has determined that Mr. Mortimore is an “audit committee financial expert” and is “independent” as those terms are defined under the Securities and Exchange Commission (“SEC”) regulations and the listing standards of the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2014 pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, all of such forms were filed on a timely basis by or on behalf of reporting persons during fiscal 2014.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions.  The code of ethics is designed to promote honest and ethical conduct, including the ethical handling of conflicts of interest, compliance with applicable laws, and full, accurate, timely and understandable disclosure in reports we send to our shareholders or file with the SEC.  Violations of the code of ethics are to be reported to the Audit Committee.  A copy of the code of ethics is available online at www.investor.arinet.com or may be obtained, without charge, by sending a request to ARI Network Services, Inc., Attention:  Chief Financial Officer, 10850 West Park Place, Suite 1200, Milwaukee, Wisconsin 53224.

Item 11.  Executive Compensation

Executive Compensation

The following table sets forth compensation for the Company’s fiscal year ended July 31, 2014 for Mr. Olivier, the Company’s chief executive officer, William A. Nurthen and Marvin A. Berg, who were the Company’s next two most highly compensated executive officers at the end of fiscal 2014.  We refer to these individuals collectively as the Company’s “named executive officers.”

Summary Compensation Table

Or acc
						Non-Equity
						Incentive
						Plan	All Other
	Fiscal			Stock	Option	Compensa-	Compensa-
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	tion (4)	tion (5)	Total
Roy W. Olivier,	2014	$310,000	$—	$57,889	$194,771	$99,775	$6,076	$668,511
President and Chief Executive Officer	2013	285,000	$40,000	$22,500	$—	117,188	6,404	471,092

William A. Nurthen (6),	2014	$151,442	$10,000	$—	$146,644	$46,333	$2,423	$357,843
Chief Financial Officer, Treasurer and Secretary

Marvin A. Berg III,	2014	$190,000	$—	$14,336	$—	$48,437	$4,362	$257,135
Vice President of Operations	2013	180,000	—	—	—	28,125	3,737	211,862

(1)	Fiscal 2014 amount represents a sign on bonus paid to Mr. Nurthen in November 2013.
(2)

The values set forth in this column represent the grant date fair values computed in accordance with FASB ASC Topic 718 for the applicable fiscal year, disregarding the estimate of forfeitures for service-based vesting conditions.   Amounts shown for fiscal 2014 represent restricted stock awards earned under the 2013 LTEB plan, but granted in fiscal 2014.  The assumptions used to determine these values are described in “Stock-Based Compensation,” Note 10 to the Consolidated Statements.

(3)

The values set forth in this column represent the grant date fair values computed in accordance with FASB ASC Topic 718 for the applicable fiscal year, disregarding the estimate of forfeitures for service-based vesting conditions. The assumptions used to determine these values are described in “Stock-Based Compensation,” Note 10 to the Consolidated Statements.

(4)

Amounts shown for fiscal 2013 represent annual incentive payments in cash and common stock earned during fiscal 2013.  Amounts shown for fiscal 2014 represent annual incentive payments and payments made under the LTEB plan in cash to cover taxes on awards earned during fiscal 2013 and fiscal 2014, respectively as follows:  Mr. Olivier—$68,600, $57,889, and $25,156; Mr. Nurthen—$46,333, $0 and $6,133; and Mr. Berg—$41,175, $14,338 and $6,161.

(5)	Amounts represent a Company match under the Company’s 401(k) plan.
(6)	William A. Nurthen commenced employment with the Company effective November 29, 2013.

Stock Option Grants

All of the Company’s employee stock option grants qualify as incentive stock options up to the $100,000 per year limitation and, with limited exceptions, vest 25% per year on July 31, provided the participant is an employee of the Company at such date.  Options are exercisable up to ten years after the date of grant, one year from the date of a termination of employment upon death or disability of the participant, and 90 days from the date of termination for any reason other than “cause” or immediately upon termination for “cause.”

Annual Incentive Compensation

The annual component of the Company’s Management Incentive Bonus Plan (“MIBP”) provides for annual cash incentives for the participants, which included Mr. Olivier, Mr. Nurthen and Mr. Berg, among others.  The amount of the annual incentive opportunity was based on two management bonus objectives (“MBOs”) for each of the four fiscal quarters agreed upon by the executive officer and the chief executive officer (or Compensation Committee for the CEO) at the beginning of fiscal 2014 and fiscal 2013.  Each employee’s objectives are designed to align with the Company’s core strategies.

Under the MIBP for fiscal 2014, participants were eligible for a payout of up to 100% of the quarterly incentives based on achievement of performance toward each of the established objectives.  At the end of the fiscal year, participants employed by the Company became eligible for an additional payment (subject to a maximum of 150%) based on the Company’s overall performance against its MBOs.  The combined results for the fiscal year ended July 31, 2014 under the annual incentive arrangements described above resulted in payouts of 92% of the participants’ target incentive amounts for the fiscal years ended July 31, 2014.

Equity Performance Bonus Plan

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

The LTEB is administered by the Compensation Committee.  All Awards require the approval of the ARI Board of Directors.  The amount of the Award will be determined after the close of the fiscal year based on a percentage of base salary.  Except as otherwise provided by the Committee, awards consist of (i) restricted stock as determined by the closing price of the shares at the time the Committee grants the award, and (ii) cash, to cover the minimum withholding taxes on the Award.  The restricted stock is granted under the ARI 2010 Equity Incentive Plan and vest in four installments beginning on the date of grant and the next three anniversaries of the date of grant.

Performance criteria are approved by the Compensation Committee (after its evaluation of the recommendations of the CEO) as soon as possible after the beginning of each fiscal year and the actual Award is measured based upon the satisfaction of the performance criteria during the fiscal year.  Adjustments may be made, at the sole discretion of the Committee, to the value of the Award where performance results for the fiscal year are below the criteria established for the maximum award.

Except as otherwise determined by the Committee, where the Award is earned by satisfaction of the performance criteria, the portion of the Award to be made in restricted stock will be equal to the dollar amount of (i) 15% of base salary for officers and 25% of base salary for the CEO, less (ii) the minimum amount of any withholding taxes due (as calculated with respect to both the taxes on the restricted stock and the cash portion of the award).  The remaining portion of the award will be paid in cash and will be equal to the minimum amount of withholding taxes required to be withheld by ARI in connection with the full value of the Award (restricted stock and cash portions).  In determining the minimum amount of withholding taxes required to be withheld by ARI, it will be assumed and is required that all recipients will make a Code Section 83(b) election at the time they receive the restricted stock portion of the Award.  The cash portion of such Award will be paid (in the form of withholding taxes) on the same date as the grant date of the restricted stock or on the first payroll date immediately thereafter.  Executives may not transfer vested shares of restricted stock for at least one year after the grant date.  Executives may not sell more than 50% of their accumulated vested restricted shares until terminating employment.  Upon termination of employment, any unvested restricted shares will be forfeited, except as otherwise provided in any Change in Control Agreement between the Executive and ARI.

Shares issued pursuant to the LTEB are expensed over the requisite service period plus the vesting period.  The Company expensed $76,000 and $40,000 in fiscal 2014 and 2013, respectively, related to the fiscal 2013 LTEB, pursuant to which shares were issued in January 2014 The Company expensed $85,696 in fiscal 2014 related to the fiscal 2014 LTEB, pursuant to which shares were issued in October 2014.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying					Number of	Market Value
	Unexercised Options					Shares or	of Shares or
				Option	Option	Units of	Units of
				Exercise	Expiration	Stock that have	Stock that have
Name	Exercisable	Unexercisable		Price	Date	Not Vested	Not Vested
Roy W. Olivier	50,000			$2.100	09/15/2016	9,000 (3)	$26,730 (4)
	300,000			1.530	05/01/2018
	25,000	75,000	(1)	3.300	03/04/2024

William A. Nurthen	18,750	56,250	(1)	3.250	01/10/2024	—	—

Marvin A. Berg III	2,500			0.810	03/22/2020	—	—
	17,500			0.625	12/13/2020	—	—
	7,500	2,500	(2)	0.813	08/24/2021	—	—
	11,250	3,750	(2)	1.510	04/03/2022

(1)	33.33% of unexercisable options will vest on each of July 31, 2015, 2016 and 2017.
(2)	Unexercisable options will vest on July 31, 2015.
(3)	4,500 shares vested in October 2013; 4,500 shares vested in October, 2014; and 4,500 shares vest in October, 2015.
(4)	Based on a closing market price of the Company’s common stock on July 31, 2014 of $2.97 per share.

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

Mr. Nurthen.  In connection with the commencement of his employment with the Company as its Chief Financial Officer, on November 19, 2013, the Company entered into an employment agreement with Mr. Nurthen.  The term of Mr. Nurthen’s employment under the employment agreement is for an indefinite period and may be terminated by either party at any time and for any reason or for no reason upon written notice to the other party.

The employment agreement provides that Mr. Nurthen will receive an annual salary of $225,000, subject to annual review by the Company’s President and/or Chief Executive Officer.  Mr. Nurthen is eligible to participate in the MIBP as determined from time to time by the Compensation Committee, and he is also entitled to participate in the LTEB, and to receive perquisites and benefits provided by the Company to its senior executives, subject to applicable eligibility criteria.

In the event that Mr. Nurthen is terminated without “cause” (as defined in the employment agreement) or in connection with Mr. Nurthen’s death or disability, or if Mr. Nurthen resigns his employment with the Company for “good reason” (as defined in the employment agreement), Mr. Nurthen will have the right under the employment agreement to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination.  In addition, in the event of a termination without cause or for good reason, Mr. Nurthen will be entitled (contingent upon his execution of a severance agreement) to receive his base salary as then in effect for nine months following the effective date of the termination and a prorated bonus payment.  If Mr. Nurthen is terminated for “cause” or if he resigns his employment with the Company without good reason, he will have the right to receive any unpaid base salary with respect to the period prior to the date of termination and any earned but unpaid bonus due to him as of the effective date of termination.  The Employment Agreement also contains customary confidentiality, non-competition, non-solicitation and other provisions.

In connection with the commencement of his employment, Mr. Nurthen received a signing bonus of $10,000, subject to prorated reimbursement if Mr. Nurthen’s employment were to be terminated for any reason prior to his one-year anniversary.

Mr. Berg.  The Company entered into an employment agreement with Mr. Berg as of August 14, 2012.  The term of Mr. Berg’s employment under the employment agreement is for an indefinite period and may be terminated by either party at any time and for any reason or for no reason upon written notice to the other party.

The employment agreement provides that Mr. Berg will receive an annual salary of $180,000, subject to annual review by the Company’s President and/or Chief Executive Officer.  Mr. Berg is eligible to participate in the MIBP as determined from time to time by the Compensation Committee in any stock option and equity plan and grants offered to senior executives of the Company, and to receive perquisites and benefits provided by the Company to its senior executives, subject to applicable eligibility criteria.

In the event that Mr. Berg is terminated without “cause” (as defined in the employment agreement) or in connection with Mr. Berg’s death or disability, or if Mr. Berg resigns his employment with the Company for “good reason” (as defined in the employment agreement), Mr. Berg will have the right under the employment agreement to receive any unpaid base salary and any earned but unpaid bonus due to him as of the effective date of the termination.  In addition, in the event of a termination without cause or for good reason, Mr. Berg will be entitled (contingent upon his execution of a severance agreement) to receive his base salary as then in effect for nine months following the effective date of the termination and a prorated bonus payment.  If Mr. Berg is terminated for “cause” or if he resigns his employment with the Company without good reason, he will have the right to receive any unpaid base salary with respect to the period prior to the date of termination and any earned but unpaid bonus due to him as of the effective date of termination.  The employment agreement also contains customary confidentiality, non-competition, non-solicitation and other provisions.

Change of Control Agreements.  The Company has entered into Change of Control Agreements (“Change of Control Agreements”) with each of its executive officers.  The Change of Control Agreements are intended to reduce the incentive for officers not to support a transaction that is beneficial to shareholders for fear that their employment would be terminated, to retain the services of these officers and to provide for continuity of management in the event of any “Change of Control,” as defined below.  These Change of Control Agreements provide that each officer will receive severance benefits equal to two times the sum of salary and targeted bonuses and medical and dental plan continuation for two years if, within two years following a “Change of Control,” as defined below, the officer’s employment is terminated without cause or by the executive for good reason.  For this purpose, “good reason” is defined to include:  (i) a material diminution of or interference with the officer’s duties and responsibilities; (ii) a change in the principal workplace of the officer to a location outside of a 50-mile radius from Milwaukee, Wisconsin; (iii) a reduction or adverse change in the salary, bonus, perquisites, benefits, contingent benefits or vacation time previously provided to the officer; or (iv) an unreasonable increase in the workload of the officer.  In addition, the officer will receive a prorated portion of the officer’s average annual bonus for the preceding three fiscal years.  If the officer leaves ARI for any other reason, within two years following a Change of Control, the officer will receive a prorated portion of the officer’s average annual bonus for the preceding three fiscal years.  The officer is under no obligation to mitigate amounts payable under the Change of Control Agreements.  In addition, upon a Change of Control, all stock options and similar awards become immediately vested and all deferred compensation becomes payable.

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

Director Compensation for Fiscal 2014

	Fees Earned
	or Paid in	Stock	Option Awards	All Other
Name	Cash	Awards (1)	(2) (3)	Compensation (4)	Total
Gordon J. Bridge (5)	$99,856	$29,250	$—	$50,625	$179,731
Brian E. Dearing (6)	30,399	34,300	21,331	—	86,030
James R. Johnson	35,000	29,250	—	—	64,250
William H. Luden, III	36,947	41,122	—	—	78,069
Dwight B. Mamanteo (7)	26,436	29,250	—	—	55,686
William C. Mortimore	34,354	29,250	—	—	63,604
Robert Y, Newell, IV	29,458	29,250	—	—	58,708
P. Lee Poseidon	31,875	29,250	—	—	61,125

___________________

(1)	The values set forth in this column represent the grant date fair values computed in accordance with FASB ASC Topic 718 for the applicable fiscal year.
(2)

The values set forth in this column represent the fair market value of the fiscal 2014 option grants in accordance with FASB ASC Topic 718. The assumptions used to determine these values are described in “Stock-based Compensation Plans”, Note 10 to the consolidated financial statements.

(3)

Total stock options held as of October 14, 2014 by individuals who were non-employee members of the Company’s Board of Directors during fiscal 2014 were as follows: Mr. Bridge—0; Mr. Dearing—6,666; Mr. Johnson—10,000; Mr. Luden—10,000; Mr. Mamanteo—10,000; Mr. Mortimore—89,375; Mr. Newell—10,000; and Mr. Poseidon—19,000.

(4)	Mr. Bridge received prepayments of $50,625 in July 2014 for consulting services to be performed from August 2014 through December 2014 subsequent to his resignation from the Company’s Board.
(5)	Mr. Bridge resigned from the Company’s Board effective as of July 10, 2014.
(6)	Mr. Dearing resigned from the Company’s Board effective as of May 15, 2014.
(7)	Mr. Mamanteo resigned from the Company’s Board effective as of October 7, 2014.

For fiscal 2014 service, each non-employee director received an annual cash retainer of $22,000 and 9,000 shares of the Company’s restricted common stock, which were granted in January 2014 and which will vest one year from the date of grant.  Audit Committee members receive an additional $6,000 per year ($10,000 for the chairman); Compensation Committee and Acquisitions Committee members receive an additional $4,000 per year ($7,000 for the chairman); and non-employee members of the Nominating Committee receive an additional $2,500 per year ($4,000 for the chairman).

The Chairman of the Board (currently Mr. Luden) is compensated for his or her service as such at the rate of (a) one and one-half times that of the other non-employee directors for the cash portion of his or her regular Board service, (b) one and one-half times that of the other Directors for the equity portion of his or her regular Board service, and (c) one times that of the other Directors for service, including in an ex officio capacity, on any committee of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of shares of common stock by each person known by the Company to beneficially own 5% or more of the common stock, by each director or nominee of the Company, by certain executive officers of the Company, and by all directors and executive officers of the Company as a group as of October 28, 2014 (unless otherwise indicated).  The address for each of the persons listed below is 10850 West Park Place, Suite 1200, Milwaukee, Wisconsin 53224, unless otherwise specified.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owners	Ownership (1)	Percent of Class
Wynnefield Funds (2) 450 Seventh Avenue, Suite 509 New York, NY 10123	1,727,989	11.70%

Wellington Trust Company, NA (3) Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	1,365,500	9.25%

Michael D. Sifen, Inc. (4) 500 Central Drive, Suite 106 Virginia Beach, VA 23454	1,205,128	8.16%

Peter H. Kamin (5) One Avery Street, 17B Boston, MA 02111	972,654	6.59%

Briggs & Stratton Corporation (6) 12301 West Wirth Street Milwaukee, WI 53201	840,000	5.69%

Roy W. Olivier (7)	721,262	4.88%

William C. Mortimore	116,016	*

P. Lee Poseidon	76,981	*

Chad J. Cooper	91,467	*

William H. Luden, III	63,955	*

Robert Y. Newell, IV	54,253	*

Marvin A. Berg	48,405	*

James R. Johnson	28,000	*

William A. Nurthen	18,750	*

All current executive officers and directors as a group (9 persons)	1,219,089	8.25%

* denotes less than 1%

_______________________________

(1)

Except as otherwise noted, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.  Includes options exercisable within 60 days of October 28, 2014 as follows:  Mr. Olivier (375,000 shares), Mr. Mortimore (89,375 shares), Mr. Poseidon (19,000 shares), Mr. Luden (10,000 shares), Mr. Newell (10,000 shares), Mr. Berg (38,750 shares), Mr. Johnson (10,000 shares), Mr. Nurthen (18,750 shares), and all executive officers and directors as a group (570,875 shares).  Mr. Cooper’s total includes 41,000 shares owned by a family trust of which Mr. Cooper is co-trustee, and 16,667 and 28,800 shares subject to exercisable warrants held by the family trust and Mr. Cooper, respectively.

(2)

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

(3)

Ownership information is provided as of August 29, 2014 based upon Schedules 13G filed on September 10, 2014 by each of Wellington Trust Company, NA (“Wellington Trust”) and Wellington Management Company, LLP (“Wellington Management”).  According to the Schedules 13G, each of Wellington Trust and Wellington Management, in its respective capacity as investment adviser, may be deemed to beneficially own 1,365,000 shares of the Company that are held of records by their clients, and each reports shared voting and dispositive power with respect to such shares.  According to the Schedules 13G, the shares are owned of record by clients of the respective entities, and such clients have the right to receive , or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such shares; and no such client is known to have the right or power with respect to more than five percent of the Company’s common stock except for Wellington Trust (a client of Wellington Management) and Wellington Trust Company, National Association Multiple Common Funds Trust, Micro Cap Equity Portfolio.

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

(5)

Ownership information is provided as of January 2, 2014 based on an amended Schedule 13G/A filed on such date.  Total includes 586,720 shares of common stock held by Mr. Kamin, 123,400 shares held by the Peter H. Kamin Children’s Trust, 175,233 shares held by the Peter H. Kamin Profit Sharing Plan, 30,700 shares held by the Peter H. Kamin Family Foundation and 56,601 shares held by 3K Limited Partnership.

(6)	Ownership information is provided as of March 16, 2000 based upon Schedule 13D amendment filed April 3, 2000.
(7)

Mr. Olivier’s total includes 193,200 shares held in the Company’s 401(k) plan, of which Mr. Olivier is a trustee with voting power.  Mr. Olivier disclaims any beneficial ownership in these shares in excess of his pecuniary interest 13,246 shares.

Equity Compensation Plan Information

The following table sets forth certain information about shares of the Company’s common stock outstanding and available for issuance under the Company’s existing equity compensation plans:  the 2000 Employee Stock Purchase Plan, as amended, the 2000 Stock Option Plan and the 2010 Equity Incentive Plan, as amended.  The table details securities authorized for issuance under the Company’s equity compensation plans as of July 31, 2014.  The table does not include stock option grants, exercises or cancellations since July 31, 2014 and, in accordance with SEC rules, excludes information concerning the Company’s 401(k) plan.  The Company has discontinued granting options under the 1993 Director Stock Option Plan and the 2000 Stock Option Plan, although options are outstanding under the 2000 plan.  These Plans are described in additional detail in “Stock-Based Compensation,” Note 10 to the consolidated financial statements.

	Number of Securities to be	Weighted Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans
Equity compensation plans approved by security holders	1,307,842	$1.87	901,535
Equity compensation plans not approved by security holders	-	-	-
Total	1,307,842	$1.87	901,535

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

Each of Peter H. Kamin and Michael D. Sifen were 5% Holders prior to the private placement, and purchased shares pursuant to the Purchase Agreement.  WCM became a 5% Holder as a result of the private placement. The table below summarizes the participation of each of the 5% Holders and their affiliates in the private placement.

		Shares of	Shares Subject
Name	Investment Amount	Common Stock	to Warrant
Peter H. Kamin Revocable Trust (1)	$375,000	250,000	83,333
Wynnefield Partners Small Cap Value, LP (2)	$405,000	270,000	90,000
Wynnefield Partners Small Cap Value, LP I (2)	$643,950	429,300	143,100
Wynnefield Small Cap Value Offshore Fund, Ltd (2)	$301,050	200,700	66,900
Michael D. Sifen, Inc. (3)	$300,000	200,000	66,667

__________________________

(1)	Peter H. Kamin has sole voting and investment power over the shares held by the Peter H. Kamin Revocable Trust.
(2)

WCM is the sole general partner of Partners and Partners I, and the sole investment manager of Offshore, and possesses the power to vote and the power to direct the disposition of all shares of common stock of the Company held by those entities.  Dwight B. Mamanteo served as a member of the Company’s Board of Directors from June 5, 2013 until October 7, 2014.  Mr. Mamanteo is a Portfolio Manager at WCI, a private investment management firm that is an affiliate of the Wynnefield Reporting Persons.

(3)

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

Under the Purchase Agreement, the Cooper Family Trust dtd 8/1/04 (the “Cooper Trust”) acquired 50,000 shares of the Company’s Common Stock at a purchase price of $1.50 per share, along with warrants to purchase 16,667 shares of common stock at an exercise price of $2.00 per share.  Chad J. Cooper, a director of the Company, and Nancy N. Cooper, the co-trustees of the Cooper Trust, have shared voting and investment power over the shares of the Company’s common stock held by the Cooper Trust.  At the time of the private placement pursuant to the Purchase Agreement, Mr. Cooper was an affiliate of Ascendiant Capital Markets, LLC (“Ascendiant Capital Markets”).  The Company and Ascendiant Capital Markets were parties to an engagement letter dated February 5, 2013 (the “Engagement Letter”) pursuant to which Ascendiant Capital Markets agreed to act as financial advisor and non-exclusive placement agent for the Company in connection with potential sales of securities, in accordance with the terms of the Engagement Letter.  Pursuant to the Engagement Letter, Ascendiant Capital Markets served as the placement agent in connection with the private placement in which the shares were issued pursuant to the Purchase Agreement.  In consideration for such services, the Company paid Ascendiant Capital Markets a fee in the amount of $288,000, warrants to purchase 35,200 shares of common stock issued to Ascendiant Capital Markets, and warrants to purchase 28,800 shares of common stock issued to Mr. Cooper, an affiliate of Ascendiant Capital Markets.

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

Director Independence

The members of the Company’s Audit Committee, Mr. Mortimore (chairman), Mr. Johnson, Mr. Newell and Mr. Luden, are each independent under the listing standards of the NASDAQ Stock Market regarding the independence of directors, including Audit Committee members.  Additionally, the members of the Company’s Board of Directors that are also members of the Nominating Committee and/or Compensation Committee, including Mr. Mortimore, Mr. Poseidon,  Mr. Newell and Mr. Luden, are each “independent” as such term is defined under the listing standards of the NASDAQ Stock Market.

Item 14.  Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, all of which were approved by the Audit Committee, in each of the following categories, were as follows:

	2014	2013
Audit fees	$124,400	$195,580
Audit related fees	12,467	32,171
Tax fees	—	—
All other fees	8,802	16,395
Total	$145,669	$244,146

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

A representative from the principal independent audit firm will be present at the Company’s annual shareholder meeting on January 6, 2015 to make a statement regarding the audited financial statements for the year ended July 31, 2014 and to answer any questions that may arise.

PART IV

Item 15.  Exhibits

2.1

Asset Purchase Agreement, dated September 30, 2014, by and among ARI Network Services, Inc., Tire Company Solutions, LLC, Barry Reese and Kenny Pratt, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 2, 2014.

2.2

Asset Purchase Agreement dated March 1, 2011 between ARI Network Services, Inc. and Globalrange Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 4, 2011.

2.3

Asset Purchase Agreement dated August 17, 2012 by and among ARI Network Services, Inc., Ready2Ride, Incorporated, Jamie Amy-Longacre and Ronald L. Longacre, Jr., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 23, 2012.

2.4	Bill of Sale dated as of November 28, 2012, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.
2.5

Assumption and Assignment and Transition Services Agreement dated as of November 28, 2012, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.
3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2003.
3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-l (Reg. No. 33-43148).
4.1	Form of Subordinated Promissory Note, dated September 30, 2014, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 2, 2014.
4.2

Secured Non-Negotiable Subordinated Promissory Note dated November 28, 2012 issued to Michael D. Sifen, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

4.3

First Amendment to Secured Non-Negotiable Subordinated Promissory Note dated as of March 15, 2013, between ARI Network Services, Inc. and Michael D. Sifen, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 18, 2013.

4.4	Form of Common Stock Purchase Warrant dated March 15, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2013.
4.5	Form of First Amendment to Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2013.
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

10.3*	Summary of Executive Bonus Arrangements (Fiscal 2014).
10.4

Loan and Security Agreement dated as of July 27, 2011 by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 28, 2011.

10.5

Membership Interests Security Agreement dated as of July 27, 2011 by ARI Network Services, Inc. to and in favor of Fifth Third Bank, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2011.

10.6

Second Amendment to Loan and Security Agreement and Other Loan Documents, dated as of November 28, 2012, by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2012.

10.7

Third Amendment to the Loan and Security Agreement and Other Loan Documents, dated as of March 8, 2013, by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. 333-188093), filed April 24, 2013.

10.8*

Amended and Restated Employment Agreement, executed as of October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.9*

Second Amendment to Change of Control Agreement, dated October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.10*

Independent Employee Sub-Contractor Agreement dated as of October 25, 2012, between ARI Network Services, Inc. and Gordon J. Bridge, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 17, 2012.

10.11*

Employment Agreement, executed as of August 14, 2012, between Marvin A. Berg and ARI Network Services, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 31, 2012.

10.12*

Change of Control Agreement, dated August 14, 2012, between Marvin A. Berg and ARI Network Services, Inc., incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended July 31, 2012.

10.13

Loan and Security Agreement dated as of April 26, 2013 among Silicon Valley Bank, ARI Network Services, Inc. and Project Viking II Acquisition, Inc., incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on April 29, 2013.

10.14

Fourth Amendment to Rights Agreement between ARI Network Services, Inc. and American Stock Transfer & Trust Company, LLC, dated as of April 25, 2013, incorporated by reference to Exhibit 10.2 to the Company Form 8-K filed on April 29, 2013.

10.15

First Amendment to Asset Purchase Agreement by and among ARI Network Services, Inc., RJ Longacre, Inc., Jamie Amy-Longacre and Ronald R. Longacre, Jr., dated as of October 22, 2013, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2013.

10.16*	Employment Agreement by and between William A. Nurthen and ARI Network Services, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.
10.17*	Change of Control Agreement between ARI Network Services, Inc. and William A. Nurthen, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.
10.18*	ARI Network Services, Inc. 2000 Employee Stock Purchase Plan, as amended, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2014.
10.19

First Loan Modification Agreement, dated September 30, 2014, by and among Silicon Valley Bank, ARI Network Services, Inc. and Project Viking II Acquisition, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on October 2, 2014.

21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*    Indicates Management Contract or Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Roy W. Olivier

Roy W. Olivier

President and Chief Executive Officer

(Principal Executive Officer)

Date:  October 29, 2014

By: /s/ William A. Nurthen

William A. Nurthen

Vice President of Finance and Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date:  October 29, 2014

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roy W. Olivier and William A. Nurthen, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William H. Luden, III	October 29, 2014
William H. Luden, III
Chairman of the Board

/s/ Roy W. Olivier	October 29, 2014
Roy W. Olivier
Director

/s/ William C. Mortimore	October 29, 2014
William C. Mortimore
Director

/s/ P. Lee Poseidon	October 29, 2014
P. Lee Poseidon
Director

/s/ James R. Johnson	October 29, 2014
James R. Johnson
Director

/s/ Robert Y, Newell, IV	October 29, 2014
Robert Y, Newell, IV
Director

/s/ Chad J. Cooper	October 29, 2014
Chad J. Cooper
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and Subsidiary (the Company) as of July 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Minneapolis, MN

October 29, 2014

ARI Network Services, Inc.

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Data)

	July 31	July 31
	2014	2013
ASSETS
Cash and cash equivalents	$1,808	$2,195
Trade receivables, less allowance for doubtful accounts of $359
and $220 at July 31,2014 and 2013, respectively	1,212	945
Work in process	294	154
Prepaid expenses and other	1,030	934
Deferred income taxes	2,655	2,938
Total current assets	6,999	7,166
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,382	2,641
Leasehold improvements	626	609
Furniture and equipment	2,327	2,561
	5,335	5,811
Less accumulated depreciation and amortization	(3,564)	(3,948)
Net equipment and leasehold improvements	1,771	1,863
Capitalized software product costs:
Amounts capitalized for software product costs	22,676	20,814
Less accumulated amortization	(18,656)	(16,604)
Net capitalized software product costs	4,020	4,210
Deferred income taxes	3,507	3,451
Other long term assets	72	141
Other intangible assets	3,612	4,099
Goodwill	12,367	12,198
Total non-current assets	25,349	25,962
Total assets	$32,348	$33,128

See accompanying notes

ARI Network Services, Inc.

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Data)

	July 31	July 31
	2014	2013
LIABILITIES
Current portion of long-term debt	$675	$450
Current portion of contingent liabilities	295	303
Accounts payable	656	710
Deferred revenue	7,415	8,571
Accrued payroll and related liabilities	1,336	1,434
Accrued sales, use and income taxes	123	147
Other accrued liabilities	472	316
Current portion of capital lease obligations	195	24
Total current liabilities	11,167	11,955
Long-term debt	3,375	4,050
Common stock warrants at fair value	—	254
Long-term portion of contingent liabilities	153	418
Capital lease obligations	233	169
Other long term liabilities	214	233
Total non-current liabilities	3,975	5,124
Total liabilities	15,142	17,079
SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2014 and July 31, 2013, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 13,506,316 and 12,976,588 shares issued and outstanding at July 31, 2014 and 2013, respectively	14	13
Additional paid-in capital	106,077	104,816
Accumulated deficit	(88,864)	(88,762)
Other accumulated comprehensive loss	(21)	(18)
Total shareholders' equity	17,206	16,049
Total liabilities and shareholders' equity	$32,348	$33,128

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except per Share Data)

	Year ended July 31
	2014	2013
Net revenue	$33,019	$30,102
Cost of revenue	6,378	6,636
Gross profit	26,641	23,466
Operating expenses:
Sales and marketing	9,344	7,480
Customer operations and support	6,645	5,834
Software development and technical support (net of capitalized software product costs)	2,717	2,648
General and administrative	6,222	6,005
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	1,322	1,281
Loss on impairment of long-lived assets	35	420
Net operating expenses	26,285	23,668
Operating income (loss)	356	(202)
Other income (expense):
Interest expense	(286)	(626)
Loss on debt extinguishment	—	(682)
Loss on change in fair value of stock warrants	(28)	(635)
Gain on change in fair value of estimated contingent liabilities	67	180
Gain on change in fair value of contingent assets	—	64
Other, net	30	15
Total other income (expense)	(217)	(1,684)
Income (loss) before provision for income tax	139	(1,886)
Income tax benefit (expense)	(241)	1,133
Net loss	$(102)	$(753)
Net loss per common share:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)

See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Year ended July 31
	2014	2013
Net loss	$(102)	$(753)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3)	(17)
Total other comprehensive loss	(3)	(17)
Comprehensive loss	$(105)	$(770)

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Shareholders' Equity

(Dollars in Thousands)

					Other
	Common Stock				Accumulated	Total
	Shares Issued	Par	Paid-in	Accumulated	Comprehensive	Shareholders'
	and Outstanding	Value	Capital	Deficit	Income (Loss)	Equity
Balance July 31, 2012	8,037,750	$8	$97,218	$(88,009)	$(1)	$9,216

Stock-based compensation	-	-	193	-	-	193
Issuance of common stock related to
director compensation	99,182	-	176	-	-	176
Issuance of common stock under employee
bonus plan	119,267	-	199	-	-	199
Issuance of common stock under employee
stock purchase plan	15,155	-	17	-	-	17
Issuance of common stock from exercise of
stock options	23,600	-	13	-	-	13
Issuance of common stock related to debt
financing	464,967	1	622	-	-	623
Issuance of common stock related to
acquisition	100,000	-	101	-	-	101
Issuance of common stock related to private
placement, net of issuance costs	3,200,000	3	4,346	-	-	4,349
Issuance of common stock from exercise of
stock warrants related to private placement	916,667	1	2,706	-	-	2,707
Fair value of common stock warrants issued
related to private placement	-	-	(775)	-	-	(775)
Subtotal	4,938,838	5	7,598	-	-	7,603

Net loss	-	-	-	(753)	-	(753)
Foreign currency translation adjustments	-	-	-	-	(17)	(17)
Comprehensive loss	-	-	-	(753)	(17)	(770)
Balance July 31, 2013	12,976,588	$13	$104,816	$(88,762)	$(18)	$16,049

Stock-based compensation	-	-	219	-	-	219
Issuance of common stock related to
director compensation	77,288	-	251	-	-	251
Issuance of common stock under employee
bonus plan	52,260	-	172	-	-	172
Issuance of common stock under employee
stock purchase plan	24,644	-	32	-	-	32
Issuance of common stock from exercise of
stock options	325,536	1	140	-	-	141
Issuance of common stock related to
acquisition	40,000	-	131	-	-	131
Issuance of common stock related to
payment of contingent liabilities	10,000	-	33	-	-	33
Reclassification of common stock warrants issued
from liability to equity	-	-	283	-	-	283
						-
Subtotal	529,728	1	1,261	-	-	1,262

Net loss	-	-	-	(102)	-	(102)
Foreign currency translation adjustments	-	-	-	-	(3)	(3)
Comprehensive loss	-	-	-	(102)	(3)	(105)
Balance July 31, 2014	13,506,316	$14	$106,077	$(88,864)	$(21)	$17,206

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year ended July 31
	2014	2013
Operating activities:
Net loss	$(102)	$(753)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	2,052	1,741
Amortization of discount related to present value of earnout	(15)	(25)
Amortization of bank loan fees	26	160
Interest expense related to earnout payable	76	151
Depreciation and other amortization	1,322	1,281
Loss on impairment of long-lived assets	35	420
Gain on change in fair value of earnout receivable	-	(64)
Loss on debt extinguishment	-	682
Loss on change in fair value of stock warrants	28	635
Gain on change in fair value of earnout payable	(67)	(180)
Provision for bad debt allowance	279	194
Deferred income taxes	227	(1,260)
Stock based compensation	340	193
Stock based director fees	220	127
Net change in assets and liabilities:
Trade receivables	(545)	98
Work in process	(140)	(3)
Prepaid expenses and other	(41)	(209)
Other long term assets	-	(170)
Accounts payable	(40)	(16)
Deferred revenue	(1,156)	(1,042)
Accrued payroll and related liabilities	(229)	873
Accrued sales, use and income taxes	(24)	(69)
Other accrued liabilities	137	(360)
Net cash provided by operating activities	$2,383	$2,404
Investing activities:
Purchase of equipment, software and leasehold improvements	(631)	(722)
Cash received on earnout from disposition of a component of the business	101	147
Cash paid for contingent liabilities related to acquisitions	(249)	-
Net cash paid for net assets related to acquisitions	(241)	(2,479)
Software developed for internal use	(29)	(60)
Software development costs capitalized	(1,769)	(1,686)
Net cash used in investing activities	$(2,818)	$(4,800)
Financing activities:
Payments on long-term debt	$(450)	$(8,172)
Borrowings under long-term debt	-	6,000
Proceeds from capital lease obligations incurred	312	-
Payments of capital lease obligations	(100)	(210)
Payment of stock issuance fees	-	(550)
Proceeds from exercise of common stock warrants	-	1,650
Proceeds from issuance of common stock	289	4,531
Net cash provided by financing activities	$51	$3,249
Effect of foreign currency exchange rate changes on cash	(3)	(8)
Net change in cash and cash equivalents	(387)	845
Cash and cash equivalents at beginning of period	2,195	1,350
Cash and cash equivalents at end of period	$1,808	$2,195
Cash paid for interest	$292	$596
Cash paid for income taxes	$106	$91

Noncash investing and financing activities
Capital lease obligations incurred for computer equipment	$23	$195
Issuance of common stock in connection with acquisitions	131	101
Debt issued in connection with acquisitions	-	3,000

Accrued liabilities assumed in connection with acquisitions	-	4,687
Issuance of common stock related to payment of contingent liabilities	33	-
Issuance of common stock in connection with debt retirement	-	300
Issuance of common stock warrants in connection with a securities purchase agreement	-	775
Reclassification of fair value of common stock warrants to additional paid in capital	282	1,156
Issuance of common stock in connection with debt issuance and loan fees	-	623
Issuance of common stock related to payment of director compensation	31	176
Issuance of common stock related to payment of employee compensation	97	199
Contingent liabilities incurred in connection with acquisition	-	749

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

Basis of Presentation

These consolidated financial statements include the consolidated financial statements of ARI and its wholly-owned subsidiary, ARI Europe B.V and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  We eliminated all significant intercompany balances and transactions in consolidation.  All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2014, for example, refer to the fiscal year ended July 31, 2014, and references to fiscal 2013 refer to the fiscal year ended July 31, 2013.

Foreign Currency Translation

The functional currency of the Company’s subsidiary in the Netherlands is the Euro; accordingly, monetary assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Translation gains and losses are translated at the weighted-average exchange rates during the period and expensed to other income (expense).  Adjustments resulting from the re-measurement of the consolidated financial statements into the reporting currency are charged or credited to comprehensive income (loss).

 Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, valuation of intangible assets, allowance for bad debt, contingent liabilities for anticipated future earn-out payments related to the acquisition of a business, valuation of stock-based compensation, the deferred tax valuation allowance and the fair value of common stock warrants to be significant estimates that are subject to change in the near term.

Changes in Accounting Estimates

During fiscal 2014 and fiscal 2013, the Company had a change in its estimated valuation allowance related to deferred tax assets due to ongoing revisions and evaluations of the estimated future expected results of operations and tax planning strategies.  The difference between the amounts previously recorded as a valuation allowance and the amount currently recorded was charged to income tax expense, as more fully discussed in Note 11.  The amount of this change in accounting estimate was income of $32,000, or $0.00 per basic and diluted common share in fiscal 2014, and $1,341,000, or $0.14 per basic and diluted common share, in fiscal 2013.

During fiscal 2014, the Company had a change in the estimated fair value of its contingent liabilities related to consideration for the Ready2Ride acquisition due to an amendment to the terms of the agreement, resulting in a gain of $67,000 or $0.01 per basic and diluted common share. During fiscal fiscal 2013, the Company had a change in the estimated fair value of its contingent liabilities related to consideration for the Ready2Ride acquisition due to an evaluation of the estimated future revenues resulting from that operation, resulting in a gain of $180,000, or $0.02 per basic and diluted common share.

During fiscal 2014, the Company had a change in the estimated remaining useful life of one of its website software products due to the anticipated transition of customers using this product to a different website product, resulting in an increase in software amortization expense of $285,000 or $0.02 per basic and diluted common share.

Revenue Recognition

Revenues from subscription fees for use of our software, access to our catalog content, and software maintenance and support fees are all recognized ratably over the contractual term of the arrangement. ARI considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

Revenues for professional services to customize complex features and functionality in a product’s base software code or develop complex interfaces within a customer’s environment are recognized as the services are performed.  When the current estimates of total contract revenue for professional services and the total related costs indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.  Professional services revenue for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of this type of arrangement, is amortized over the term of the contract.

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

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2014 or fiscal 2013.

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

Work in Process

Work in process consists of services provided by the Company, for which revenue was recognized and billing is done in arrears and have not been invoiced as of the end of the reporting period.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. The Company developed tools for internal use related to the publication of catalog data and network software related to hosting our customer products which are included in computer equipment and software for internal use of which $29,000 and $60,000 were capitalized during fiscal 2014 and fiscal 2013, respectively.  Depreciation and amortization are computed under the straight-line method for financial reporting and income tax purposes. Leasehold improvements are amortized over the useful lives of the assets or the term of the related lease agreement, whichever is shorter.  Depreciation and amortization is expensed over the estimated useful lives of the assets as follows:

Computer equipment and software for internal use	3 – 7 years
Leasehold improvements	2 – 7 years
Furniture and equipment	3 – 5 years

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

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and included in prepaid expense and other and other long term assets on the consolidated balance sheet.  Common stock issued in connection with securing debt is recorded to debt discount, reducing the carrying amount of the debt on the consolidated balance sheet.  Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

The Company capitalized loan fees of approximately $3,000 and $319,000, respectively, during fiscal 2014 and fiscal 2013 for closing costs associated with the line of credit and long-term debt agreements, described in Note 4, of which approximately $28,000 and $112,000, respectively, was amortized to interest expense in fiscal 2014 and fiscal 2013.  Approximately $144,000 of deferred finance costs related to debt which was paid early was charged to loss on debt extinguishment in fiscal 2013. At July 31, 2014, we had unamortized deferred loan fees of $98,000, of which $72,000 was included in other long-term assets and $26,000 in prepaid expenses and other on the consolidated balance sheet.  At July 31, 2013, we had unamortized deferred loan fees of $123,000, of which $97,000 was included in other long term assets and $26,000 in prepaid expenses and other on the consolidated balance sheet.

The Company recorded a debt discount of approximately $585,000 during fiscal 2013 related to common stock issued in connection with incurred debt described in Note 4, of which approximately $47,000 was amortized to interest expense and the remaining $538,000 was charged to loss on debt extinguishment when the loan was paid off prior to maturity.

Impairment of Long-Lived Assets

In accordance with GAAP, long-lived assets, including capitalized software product costs, property and equipment, and amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  Such analyses necessarily involve judgment.  During fiscal 2014, the Company disposed of equipment and leasehold improvements with a cost basis of $1,161,000, recognizing a net loss on impairment of long-lived assets of $35,000 or $0.00 per share primarily related to the closing of the Virginia office and the transition to a new telephone system.  During fiscal 2013, the Company disposed of equipment and leasehold improvements with a cost basis of $420,000, recognizing a net loss on impairment of long-lived assets of $420,000 or $0.04 per share related to development of an internal ERP system.

Goodwill

GAAP requires that we assess goodwill for impairment annually, or more frequently if circumstances warrant a review.  Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  We tested for goodwill impairment at July 31, 2014 and 2013.

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

We determined there is a single reporting unit for the purpose of goodwill impairment tests.  We estimate the fair value of the reporting unit using various valuation techniques, with the primary techniques being a market captalization test and a discounted cash flow analysis. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including most significantly the weighted average cost of capital (“WACC”) used to discount future cash flows, anticipated long-term growth rates, and future profit margins.  Management uses its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized.  We estimated future cash flows using multiple forecast scenarios and management used its judgment to assign a weighting to each scenario.  Step 1 of the goodwill impairment test indicated that goodwill was not impaired in fiscal 2014 or fiscal 2013.  As a result, step 2 of the test was not performed.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the consolidated balance sheets. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed at each reporting date or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the consolidated statements of operations.

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

Common Stock Warrants

ARI periodically issues common stock warrants in connection with debt and equity financing arrangements.  The terms of the agreements are assessed to determine whether the instrument qualifies as an equity arrangement or a debt arrangement.  Arrangements determined to be derivatives are recorded at fair value as liabilities on the consolidated balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the consolidated statement of operations.  We recorded a loss on the change in fair value of $28,000 or $0.00 per basic and diluted share and $635,000 or $0.06 per basic and diluted share during fiscal 2014 and 2013, respectively, primarily related to changes in market price of the Company’s common stock.

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the consolidated statement of operations, are expensed as incurred.  Total advertising costs were $131,000 and $171,000 in fiscal 2014 and fiscal 2013, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that has not been recognized in the calculation of net income (loss). We reported comprehensive income (loss), which includes net income(loss) and foreign currency translation adjustments, in the consolidated statements of comprehensive income (loss) and shareholders’ equity for fiscal 2014 and fiscal 2013.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimatable, in accordance with GAAP.   We had no legal provisions in fiscal 2014 or fiscal 2013.

Recently Adopted Accounting Standards

The Company has not adopted any new accounting standards during fiscal 2014 that have had a material impact on the consolidated financial statements.

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11 related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the consolidated financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  We are evaluating the potential impact of adopting these standards on the consolidated financial statements for fiscal 2015 and beyond.

The FASB has recently made available ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, which affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in this ASU using one of the following two methods: (i) retrospectively to each prior reporting period; or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application.  We are evaluating the potential impact of adopting these standards on the consolidated financial statements for fiscal 2018 and beyond.

Management has reviewed recently issued accounting pronouncements and believes that there are no other pronouncements that will have a material impact on the Company’s financial statements in fiscal 2015.

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

The following table is a reconciliation of basic and diluted net income per common share for fiscal 2014 and fiscal 2013 (in thousands, except per share data):

	Year ended July 31
	2014	2013

Net loss	$(102)	$(753)

Weighted-average common shares outstanding	13,290	9,814
Effect of dilutive stock options and warrants	-	-
Diluted weighted-average common shares outstanding	13,290	9,814

Loss per share
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,308	1,596

3.     Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software	Accumulated	Net
	Product Costs	Amortization	Value
Balance 7/31/12	$18,247	$(15,298)	$2,949
Capitalized costs	1,686	-	1,686
Acquired software	1,316	-	1,316
Disposals	(435)	435	-
Amortization expense	-	(1,741)	(1,741)
Balance 7/31/13	$20,814	$(16,604)	$4,210
Capitalized costs	1,769	-	1,769
Acquired software	93	-	93
Amortization expense	-	(2,052)	(2,052)
Balance 7/31/14	$22,676	$(18,656)	$4,020

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs consist of the following at July 31, 2014 (in thousands):

2015	$1,700
2016	1,115
2017	634
2018	174
2019	116
thereafter	281
$4,020

4.     Debt

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

The following is a description of the terms of the Agreement as of July 31, 2014.  On September 30, 2014, in connection with the Company’s acquisition of TCS, the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) with SVB, which contained substantial amendments to the terms of the Agreement.  See Note 15 Subsequent Events for a description of the TCS acquisition and the terms of the Agreement as amended by the Modification Agreement.

At July 31, 2014, the term loan and any loans made under the SVB revolving credit facility accrued interest at a per annum rate equal to one or more of the following, as selected by SVB:  (a) the one,  two or three-month LIBOR Rate (as defined in the Agreement, subject to a floor of 1.00%), plus the Applicable Margin for LIBOR Loans set forth in the chart below, determined based on the most recent senior leverage ratio, total senior indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated by SVB on a quarterly basis (the “Senior Leverage Ratio”); or (b) the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Senior Leverage Ratio (effective rate of 3.75% at July 31, 2014).

	Applicable Margin	Applicable Margin
Senior Leverage Ratio	for Libor Loans	for Prime Rate Loans
>= 1.75 to 1.0:	3.25%	1.00%
> 1.25 to 1.00 but <1.75 to 1.00:	3.00%	0.75%
<= 1.25 to 1.00:	2.75%	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before April 26, 2015.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company which were as follows as of July 31, 2014:  $112,500 commenced on August 1, 2013 through May 1, 2014; $168,750 commencing on August 1, 2014 through May 1, 2015; and $281,250 commencing on August 1, 2015 through February 1, 2018.  All remaining principal in respect of the term loan was due and payable on April 26, 2018.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $90,000 as of July 31, 2014.

The Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. As of July 31, 2014, financial covenants included the maintenance of a minimum Senior Leverage Ratio equal to or less than 2.00 to 1.00, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants at July 31, 2014.

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

The following table sets forth certain information related to the Company’s long-term debt as of July 31, 2014 and 2013 (in thousands):

	July 31	July 31
	2014	2013
Notes payable principal	$4,050	$4,500
Less current maturities	(675)	(450)
Notes payable - non-current	$3,375	$4,050

Minimum principal payments due on the Term Loan are as follows for the fiscal years ending (in thousands):

2015	$675
2016	1,125
2017	1,125
2018	1,125
$4,050

TCS Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes in the aggregate principal amount of $3,000,000 to the former owners of TCS.  See Note 15 Subsequent Events for a description the TCS acquisition and the terms of these promissory notes.

5.     Business Combinations

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

Intangible assets include the fair value of tradenames with a useful life of 2 years and customer relationships with a useful life of 15 years.  Goodwill of $6,226,000 represents the additional benefits provided to the Company by the acquisition of 50 Below through operational synergies.  The acquisition increased the Company’s portfolio of equipment dealer websites by 230% and is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provided entry into new, high growth markets, including ATW and DME.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for its customers, employees and shareholders than the sum of the stand‐alone business units.  The Company acquired approximately $7,000,000 of tax deductible goodwill related to the 50 Below acquisition.

The following unaudited pro forma information for the fiscal year ended July 31, 2013 reflects the historical results of operations of both companies (in thousands), with pro forma adjustments as if the acquisition had occurred on August 1, 2012. The unaudited pro forma combined financial information does not reflect any cost savings, operating synergies, revenue enhancements or implementation costs that the combined company may achieve as a result of the acquisition.  The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and 50 Below's financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and 50 Below's financial position or results of operations for any future date or period.

Revenue	$33,304
Net loss	$(622)

Net loss per common share:
Basic	$(0.06)
Diluted	$(0.06)

Pro forma adjustments to net income include amortization costs related to internally developed technology and intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of 50 Below and the related debt discount, and the tax effect of the historical 50 Below results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows (in thousands):

Amortization of internally developed technology	$35
Amortization of intangible assets	68
Acquisition-related professional fees	(790)
Interest expense	172
Income tax benefit	(439)

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride, Incorporated (“Ready2Ride”) pursuant to the terms of an Asset Purchase Agreement dated August 17, 2012.  Ready2Ride markets aftermarket fitment data to the powersports industry, which furthers ARI’s differentiated content strategy and expands ARI’s product offerings into aftermarket PG&A.

Consideration for the acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000,  a contingent hold-back purchase price of up to $250,000 and a contingent earn-out purchase price ranging from, in aggregate, $0 to $1,500,000.

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

The contingent holdback and earn-out payable was initially measured at fair value on a recurring basis calculated using the present value of future estimated revenue over the next three years, which was originally estimated at $750,000.  Prior to the amendment, because the contingent earn-out payable had no comparable market data or significant observable inputs to determine fair value, it was classified as a Level 3 measurement.  Because the amended Asset Purchase Agreement defines the future payments based on cash and Company stock actively traded, and the payments are no longer contingent on future events, the earn-out is now classified as a Level 1 fair value measurement.  Unrealized gains and losses for changes in fair value are recognized in earnings.

The Company recorded a gain on change in fair value of the estimated contingent earn-out payable of approximately $67,000 or $0.00 per basic and diluted share as a result of the amendment during the twelve months ended July 31, 2014 and $180,000 or $0.02 per basic and diluted share during the twelve months ended July 31, 2013 as a result of a weighted average of three revenue projections for the remainder of the earn-out period.

The following table shows changes in the estimated holdback and earn-out payable for the twelve months ended July 31 (in thousands):

	2014	2013
Beginning Balance	$721	$-
Original fair value of earnout payable	-	750
Payments	(282)	-
Imputed interest recognized	76	151
Gain on change in fair value of earnout	(67)	(180)
Ending Balance	$448	$721

The balance of contingent liabilities includes $303,000 in current portion of contingent liabilities and $418,000 in long term portion of contingent liabilities at July 31, 2013 and $295,000 in current portion of contingent liabilities and $153,000 in long term portion of contingent liabilities on the consolidated balance sheet at July 31, 2014, with estimated payments as follows (in thousands):

Twelve months ended July 31,	Earnout	Holdback	Total

2015	$170	$125	$295
2016	175	-	175
Total Estimated Payments	345	125	470
Less imputed interest	(22)	-	(22)
Present value of Contingent Liabilities	$323	$125	$448

The following tables show the purchase price and the allocation of the purchase price (in thousands):

Purchase
Price
Cash- net	$478
Assumed liabilities	419
Holdback	250
Earnout	500
Common Stock	101
Purchase Price	$1,748

Purchase
Price
Allocation
Accounts receivable	$43
Furniture and equipment	12
Unearned revenue	(86)
Developed technology	366
Customer Relationships	880
Goodwill	533
Purchase Price Allocation	$1,748

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

The Company recorded additional goodwill of approximately $169,000 in fiscal 2014, primarily related to the DUO acquisition and $6,759,000 in fiscal 2013, related to the 50 Below and Ready2Ride acquisitions.

On September 30, 2014, we completed the acquisition of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive tire and wheel vertical.  We believe the TCS business will allow us to consolidate our leadership position and provide additional solution offerings in the automotive tire and wheel industry.  See Note 15 Subsequent Events for a description of the TCS acquisition and the related transactions.

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

As part of the purchase price for the AgChem EDI Business, Globalrange agreed to assume certain liabilities of ARI relating to the AgChem EDI Business, primarily consisting of unearned revenue (as defined in the Agreement).  Globalrange is making earn-out payments to ARI annually over a four-year period following the closing date, with an initial pre-payment of $80,000.  The amounts of such earn-out payments are determined based on collections received by Globalrange relating to the AgChem EDI Business during such period, and are subject to a floor and cap, in accordance with the terms of the Agreement.

The contingent earn-out receivable is measured at fair value on a recurring basis calculated using the present value of future estimated revenue. Unrealized gains and losses for changes in fair value are recognized in earnings. Because the contingent earn-out receivable has no comparable market data or significant observable inputs to determine fair value, it is classified as Level 3 measurement.  The primary factors used to determine the fair value include: (i) the estimated future revenue related to the business recognized by the buyer; and (ii) the estimated risk free interest rate of a market participant.  Increases in the estimated future revenue related to the business sold, which has the most impact on the fair value of the contingent earn-out receivable, would cause the fair value of the earn-out to increase.

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

An assessment of the expected future cash flows of the Earn-Out Receivable is performed annually in the third fiscal quarter based on historical receipts over the previous twelve month period.  Changes in estimate and cash received in excess of expected cash receipts are recorded as a gain or loss in other expense (income). The Company recorded a benefit of approximately $0 and $64,000 during fiscal 2014 and 2013, respectively, related to the expected future cash flows of the earn-out receivable.

The remaining earn-out receivable totals $73,000 in prepaid expenses and other on the consolidated balance sheet at July 31, 2014, with estimated receivables as follows (in thousands):

Total estimated current payments receivable	$82
Less imputed interest	(9)
Present value of Earnout Receivable	$73

 The following table shows changes in the earn-out receivable during fiscal 2014 and fiscal 2013 (in thousands):

	2014	2013
Beginning Balance	$160	$218
Net receipts	(102)	(147)
Imputed interest recognized	15	25
Change in estimate	-	64
Ending Balance	$73	$160

7.     Other Intangible Assets

Amortizable intangible assets include customer relationships and trade names.  Amortizable intangible assets are composed of the following at July 31, 2014 and 2013 (in thousands):

	Customer Relationships				Wgtd avg
	Cost		Accumulated	Net	remaining
	Basis		Amortization	Value	life
Balance 7/31/12	$4,004	-	$(2,654)	$1,350
Activity	3,060	-	(436)	2,624
Balance 7/31/13	$7,064		$(3,090)	$3,974
Activity	110		(495)	(385)
Balance 7/31/14	$7,174		$(3,585)	$3,590	11.04

	Trade Names
	Cost		Accumulated	Net
	Basis		Amortization	Value
Balance 7/31/12	$253	-	$(164)	$89
Activity	130	-	(94)	36
Balance 7/31/13	$383		$(258)	$125
Activity	-		(103)	(103)
Balance 7/31/14	$383		$(361)	$22	0.34

	Total Intangibles
	Cost		Accumulated	Net
	Basis		Amortization	Value
Balance 7/31/12	$4,257	-	$(2,818)	$1,439
Activity	3,190	-	(530)	2,660
Balance 7/31/13	$7,447		$(3,348)	$4,099
Activity	110	-	(598)	(488)
Balance 7/31/14	$7,557		$(3,946)	$3,612	10.98

The estimated amortization expense related to intangible assets for the years subsequent to July 31, 2014 is as follows (in thousands):

2015	$519
2016	497
2017	426
2018	213
2019	213
Thereafter	1,744
$3,612

8.     Capital and Operating Leases

The Company leases certain furniture, leasehold improvements and equipment under capital lease arrangements with monthly payment terms ranging over 3 to 7 years and a weighted average interest rate of 5.7%.  The Company recognized $69,000 and $0 of depreciation expense related to fixed assets under capital lease agreements during fiscal 2014 and 2013, respectively.

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2021. The Company is generally liable for its share of the landlord’s direct operating expenses and real estate taxes related to these leases. Total rental expense for the operating leases was $808,000 in fiscal 2014 and $801,000 in fiscal 2013.  Leasehold improvements are depreciated over the shorter of their useful life or the term of the lease.

Rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differs from the pattern of payments required by certain leases. Other accrued liabilities included $17,000 and $25,000 of deferred rent and other long term liabilities included $214,000 and $233,000 of deferred rent at July 31, 2014 and 2013, respectively.

ARI leases approximately 16,300 square feet of office space located at 10850 West Park Place, Milwaukee, Wisconsin 53224, which commenced on July 17, 2009 and expires on July 17, 2021.  Over the 12 year lease agreement, annual base rent, which is currently  $167,000, increases approximately 2.9% per year.  Rent abatement was negotiated for the first 15 months totaling approximately $187,000.  Annual projected operating costs and taxes, which are subject to change, are currently $9.49 per square foot. Leasehold improvements for the Milwaukee office are being depreciated over their useful lives ranging from 5 to 7 years.

In connection with the 5 year lease agreement for the Duluth office, the Company had leasehold improvements, which are being depreciated over the life of the lease.  The following table shows equipment and leasehold improvements with capital lease obligations (in thousands):

	2014	2013
Equipment and leasehold improvements	$560	$244
Less: accumulated depreciation (1)	(69)	-
Net equipment and leasehold improvements with
outstanding capital lease obligations	$491	$244

(1) Depreciation of leased equipment and leasehold improvements is included in depreciation and other amortization expense

Minimum lease payments under remaining capital and operating leases are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2015	$213	$667
2016	141	514
2017	54	510
2018	58	413
2019	27	349
Thereafter	—	715
Total minimum lease payments	493	3,168
Less amounts related to interest	(66)	—
Net minimum lease payments	$428	$3,168

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

Stock options granted to employees under the Company’s stock option plans vest 25% on July 31st in the year of grant and 25% on July 31st in each of the three following years.   Stock options granted to non-employees under the Company’s stock option plans vest 50% on July 31st in the year of grant and 50% on July 31st in the following year.  The Company recognizes stock option expense over the vesting period for each vesting tranche.

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company was approximately $219,000 and $193,000 during fiscal 2014 and fiscal 2013, respectively.  There was approximately $269,000 and $140,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of July 31, 2014 and 2013, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the years ended July 31, 2014 or 2013.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

	Year ended July 31
	2014	2013
Expected life (years)	5.07 years	10 years
Risk-free interest rate	1.4%	1.7%
Expected volatility	72.0%	130.6%
Expected forfeiture rate	7.2%	15.0%
Expected dividend yield	-%	-%
Weighted-average estimated
fair value of options granted
during the year	$1.96	$1.32
Cash received from the exercise
of stock options	$259,000	$12,000

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during fiscal 2014 and fiscal 2013 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/12	1,099,769	$1.41	5.06	$105,849
Granted	-	n/a	n/a	n/a
Exercised	(19,100)	0.47	n/a	n/a
Forfeited	(93,883)	1.53	n/a	n/a
Outstanding at 7/31/13	986,786	$1.41	4.22	$1,564,296
Exercisable at 7/31/13	959,325	$1.44	4.22	$1,499,616

Outstanding at 7/31/13	986,786	$1.41	4.22	$1,564,296
Granted	-	n/a	n/a	n/a
Exercised	(354,961)	1.12	n/a	n/a
Forfeited	(20,525)	0.81	n/a	n/a
Outstanding at 7/31/14	611,300	$1.60	3.18	$834,752
Exercisable at 7/31/14	611,300	$1.60	3.18	$834,752

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 at July 31, 2014 and July 31, 2013.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during fiscal 2014 and 2013 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/12	78,087	$0.69
Granted	-	n/a
Vested	(45,564)	0.71
Forfeited	(5,062)	0.69
Non-vested at 7/31/13	27,461	$0.64

Non-vested at 7/31/13	27,461	$0.64
Granted	-	n/a
Vested	(13,624)	0.66
Forfeited	(13,837)	0.63
Non-vested at 7/31/14	-	$-

The weighted average remaining vesting period was 0.0 and 1.0 years at July 31, 2014 and 2013, respectively.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (as amended, the “2010 Plan”) on November 9, 2010.  The plan was approved by the Company's shareholders in December 2010, and amendments to the 2010 Plan were approved by the Company’s shareholders in January 2014.  The 2010 Plan is the successor to the Company’s 2000 Plan.  There are 1,850,000 shares of Company common stock authorized for issuance under the 2010 Plan.  Potential awards under the 2010 Plan include incentive stock options (“ISOs’’) and non-statutory stock options (“NSOs”), shares of restricted stock or restricted stock units, stock appreciation rights (“SARs), and shares of common stock.  Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be used for common stock, restricted stock or restricted stock unit awards.

The exercise price for options and stock appreciation rights under the 2010 Plan cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant, and the exercise prices for options and stock appreciation rights cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan.  The maximum term of options and stock appreciation rights under the 2010 Plan is 10 years.  The 2010 Plan does not have liberal share counting provisions (such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan.

Changes in option shares under the 2010 Plan during fiscal 2014  and fiscal 2013 are as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/12	310,667	$1.10	9.28	$41,962
Granted	155,668	1.37	n/a	n/a
Exercised	(4,500)	0.73	n/a	n/a
Forfeited	(67,375)	0.87	n/a	n/a
Outstanding at 7/31/13	394,460	$1.25	8.70	$691,485
Exercisable at 7/31/13	217,315	$1.24	8.70	$382,235

Outstanding at 7/31/13	394,460	$1.25	8.70	$691,485
Granted	206,666	3.27	n/a	n/a
Exercised	(85,084)	1.05	n/a	n/a
Forfeited	(33,500)	1.09	n/a	n/a
Outstanding at 7/31/14	482,542	$2.16	8.56	$453,057
Exercisable at 7/31/14	255,043	$1.77	8.14	$323,168

The range of exercise prices for options outstanding under the 2010 Plan was $0.58 to $3.30 and $0.58 to $2.50 at July 31, 2014 and 2013, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during fiscal 2014  and fiscal 2013 are as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/12	192,707	$1.12
Granted	155,668	1.37
Vested	(120,355)	1.33
Forfeited	(50,875)	0.91
Non-vested at 7/31/13	177,145	$1.25

Non-vested at 7/31/13	177,145	$1.25
Granted	206,666	3.27
Vested	(135,312)	2.11
Forfeited	(21,000)	0.95
Non-vested at 7/31/14	227,499	$2.60

The weighted average remaining vesting period was 2.57 and 1.72 years at July 31, 2014 and 2013, respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 224,955 and 200,311 of the shares have been issued as of July 31, 2014 and 2013, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Long-Term Executive Bonus Plan

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.  The amount of the award will be determined after the close of the fiscal year based on subjective performance criteria.  Except as otherwise provided by the Compensation Committee, awards will consist of (i) restricted stock based on a percentage of base salary and the number of shares granted will be based upon the closing price of the shares at the time the Committee determines the amount of the Award, which will be the same as the grant date of the restricted stock and (ii) cash to cover the minimum withholding taxes on the Award. The restricted stock will be granted under the ARI 2010 Equity Incentive Plan and will vest in four installments, beginning on the date of issuance and the next three anniversaries of the date of issuance.  Awards under the LTEB are expensed over the requisite service period plus the vesting period.  The Company expensed $162,000 and $40,000 during fiscal 2014 and 2013 related to the LTEB. A portion of this expense relates to the amortization of restricted shares issued and expensed over their vesting period and a portion relates to bonus expense accrued, but unissued, recognized over the requisite service period.

Restricted Stock

Pursuant to the 2010 Plan, there are 1,525,000 shares authorized for issuance in the form of shares of common stock, restricted stock or restricted stock units.  The Company grants restricted stock to its directors as an annual retainer, its officers under the LTEB and from time to time to directors, officers or employees as discretionary compensation in place of cash.  The Company recognized compensation expense, exclusive of amounts related to LTEB expense disclosed above, of $262,000 and $348,000 during fiscal 2014 and fiscal 2013, respectively, related to restricted stock expensed over the vesting period.

The Compensation Committee has the ability, at its discretion, to grant restricted stock based on subjective factors as the Compensation Committee may deem appropriate at its discretion and granted 18,000 of restricted shares with a market price of $1.25 on the date of grant, valued at $22,000 in October 2012 as a discretionary bonus. 4,500 shares vested immediately and the remaining 13,500 shares vest in equal amounts of 4,500 in October 2013, October 2014 and October 2015.  The Company expensed $8,000 and $4,000 in fiscal 2014 and 2013, respectively.

Changes in unvested restricted shares of common stock under the 2010 Plan were as follows:

	Year ended July 31
	2014	2013
Beginning balance unvested restricted stock	85,500	-
Granted	129,548	243,416
Vested	(121,344)	(157,916)
Forfeited	-	-
Ending balance unvested restricted stock	93,704	85,500

11.     Income Taxes

The provision for income taxes is composed of the following (in thousands):

	Year ended July 31
	2014	2013
Current:
Federal	$-	$(69)
State	(14)	(59)
Change in valuation allowance	(35)	1,349
Deferred, net	(192)	(88)
Income tax benefit (expense)	$(241)	$1,133

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the consolidated balance sheet.  We have unused net operating loss carry forwards ("NOLs") for federal income tax purposes, and as a result, we generally only incur alternative minimum taxes at the federal level.

The Company also has NOLs related to tax losses incurred by its Netherlands operation.  Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years.  The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company.  This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity.  In the opinion of the company, there is not enough positive evidence to overcome this negative evidence.  Therefore, a full valuation allowance of $717,000 and $649,000 are recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at July 31, 2014 and 2013, respectively.  In the current year, management reclassified the net deferred tax assets to show the gross deferred tax asset and related full valuation allowance.

Significant components of our deferred tax liabilities and assets as of July 31 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$3,203	$3,266
Alternative minimum tax credit carryforwards	210	210
Deferred revenue	2,532	2,739
Software product costs	488	339
Intangible assets	554	505
Other	649	482
Total deferred tax assets	$7,636	$7,541
Valuation allowance for deferred tax assets	(901)	(866)
Net deferred tax assets	$6,735	$6,675
Deferred tax liabilities:
Goodwill	(573)	(286)
Net deferred taxes	$6,162	$6,389

As of July 31, 2014, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $6,799,000, $3,337,000 and $2,812,000, respectively, which expire as follows (in thousands):

Twelve months ended July 31,	Federal	State	International
2015	$-	$3,258	$798
2016	-	-	773
2017	-	-	324
2018	-	-	171
2019	-	4	-
2020	5,849	-	92
2021	-	-	121
2022	-	-	268
2023	-	-	265
2024	4	-	-
2025	-	75	-
2030	946	-	-
	$6,799	$3,337	$2,812

* Years not shown have no amounts that expire.

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

The Company recorded a benefit related to a net change in estimate on our valuation allowance related to US deferred tax assets of approximately $32,000, or $0.00 per basic and diluted share, and $1,341,000, or $0.14 per basic and diluted share, during fiscal 2014 and 2013, respectively, as a result of our evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.

The gain recognized in fiscal 2014 was primarily due to the following:

•	In fiscal 2014, we acquired a new business, which had a positive impact on our estimated future taxable income.
•

 We decreased our payroll expense in the third quarter of fiscal 2014, as a result of consolidating operations primarily in the publishing and support areas, which had a positive impact on our estimated future taxable income.

The gain recognized in fiscal 2013 was primarily due to the following:

•	In fiscal 2013, we achieved higher than estimated revenue growth, which had a positive impact on our estimated future taxable income.
•	We acquired a new business on November 27, 2012, (described in Note 5), which we estimated would increase our taxable income over the period of forecasted NOL utilization.
•	We acquired approximately $4.6 million of deferred revenue related to the afore-mentioned acquisition, which allowed us to utilize current year NOLs prior to expiration.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34%, the state rate of approximately 3% to U.S. based income(loss) before income taxes for the year ended July 31 is as follows (in thousands):

	2014	2013
Computed US income taxes at 37%	$(161)	$575
Permanent items	(90)	(275)
Change in estimated valuation allowance	32	1,341
Change in tax election	-	(325)
Other	(22)	(183)
Income tax (expense) benefit	$(241)	$1,133	-

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of July 31, 2014 and 2013.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.  Fiscal years subsequent to 2010 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

12.     Employee Benefit Plan

ARI has a qualified retirement savings plan (the “401(k) Plan”) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of $17,500 ($23,000 over age 50) in calendar years 2014 and 2013 (subject to adjustment in future years) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company contributes $0.50 per $1.00 contributed by the employees with a maximum of 4% of an employee’s salary.  During fiscal 2014, the Company contributed $248,000 to the 401(k) Plan related to matching of employee contributions.  During fiscal 2013, the Company contributed $178,000 to the 401(k) Plan related to fiscal 2013 matching of employee contributions.

13.     Shareholders’ Equity

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

On July 26, 2013 and July 29, 2013, the Warrant Agreements between the Company and the holders of 916,667 of the Warrants were amended to temporarily reduce the exercise price of the Warrants from $2.00 per share to $1.80 per share through the close of business on July 30, 2013.  All 916,667 of the amended Warrants were exercised at $1.80 per share on July 30, 2013. The Company recorded a charge of $77,000 related to the decrease in exercise price. There were 214,000 Warrants outstanding with a strike price of $2.00 per share included in additional paid in capital on the consolidated balance sheet at July 31, 2014 and as a liability in common stock warrants with a fair value of $254,000 at July 31, 2013.

Fair Value of Warrants

The Warrant Agreements included a down-round protection feature which reduces the strike price of the Warrants from $2.00 to $1.50 if there is a private placement for less than the $2.00 strike price, which resulted in the Warrants being treated as a derivative instrument. The Warrants were recorded as a liability on the consolidated balance sheet at fair value during the periods where the down-round protective feature was active.  Changes in fair value were recorded to gain or loss on change in fair value of stock warrants on the consolidated statement of operations.  The down-round protection feature expired on June 20, 2014, at which time the remaining balance of Warrants outstanding no longer had  a derivative feature and was reclassified to equity.

Because the Warrants had no comparable market data to determine fair value, the Company hired an independent valuation firm to value the Warrants at the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date using an open form simulation model.  The primary factors used to determine the fair value included: (i) the fair value of the Company’s common stock; (ii) the volatility of the Company’s common stock; (iii) the risk free interest rate; (iv) the estimated likelihood and timing of exercise; and (v) the estimated likelihood and timing of a future financing arrangement.  Increases in the market value of the Company’s common stock and volatility, which have the most impact on the fair value of the Warrants, caused the fair value of the Warrants to increase.  Because of the significant unobservable inputs used to calculate fair value, the Warrants were classified as Level 3 inputs.

The Warrants were measured at fair value on a recurring basis with unrealized gains and losses recognized in earnings.  In fiscal 2014 and 2013, we incurred losses of $28,000 and $635,000, respectively, related to the Warrants primarily as a result of an increase in the market value of the Company’s common stock.  The following table shows changes to the Warrants while classified as a liability, during fiscal 2014 and 2013 (in thousands):

Fair value measurements using:	Level 1 inputs: quoted prices in active markets for identical assets	Level 2 inputs: significant other observable inputs	Level 3 inputs: significant unobservable inputs
Balance 7/31/12	$-	$-	$-
Additions	-	-	775
Fair value at exercise date	-	-	(1,156)
Change in fair value	-	-	635
Balance 7/31/13	$-	$-	$254

Change in fair value	-	-	28
Transfer to equity	-	-	(282)
Balance 7/31/14	$-	$-	$-

14.     Litigation

The Company had no material litigation-related contingent liabilities as of July 31, 2014 or 2013.

15.     Subsequent Events

Acquisition of Tire Company Solutions, LLC

On September 30, 2014, the Company acquired substantially all of the assets of Tire Company Solutions, LLC ("TCS"), a leading provider of software, websites and digital marketing services designed exclusively for dealers, wholesalers, retreaders and manufacturers within the automotive tire and wheel industries.  Consideration for the acquisition (the "Company Purchase Price") included, (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock,  $0.001 par value (the "Common Stock"); (3) the issuance of two promissory notes (“the Notes”) in aggregate principal amount of $3,000,000 to the former owners of TCS; and (4) a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals.  The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000.  The purchase price will be adjusted based on the net asset value on the closing balance sheet being above or below the targeted amount of $350,000.

The Notes initially will accrue interest on the outstanding unpaid principal balance at a rate per annum equal to 5%; however, if any amount payable under a Note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full. Accrued interest on the Notes will be due and payable quarterly commencing on December 29, 2014 and continuing on each 90th calendar day thereafter, until September 30, 2018, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the Notes will be interest only payments, and payments of principal and interest shall not commence until the payment due on December 29, 2015. The payments are subject to acceleration upon certain Events of Default, as defined in the Notes.

The acquisition was funded from cash on hand, an increase in our term loan and funds available on our revolving credit facility (see more discussion on the term loan modification below).  Due to the timing of the acquisition, the opening balance sheet and pro-forma information is not complete as of the date of this report.

Loan Modification

On September 30, 2014, the Company entered into the First Loan Modification Agreement, dated September 30, 2014, by and among SVB and the Company (the "Modification Agreement"). The Modification Agreement amends the Agreement with SVB dated April 26, 2013.

The Modification Agreement includes credit facilities consisting of $3,000,000 revolving credit facility with a maturity date of September 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019.  This term loan is an amendment to the existing $4,500,000 term loan with an original maturity date of April 26, 2018.

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Total Leverage Ratio.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans
>= 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before September 30, 2016.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $151,250 commenced on November 1, 2014 through August 1, 2016; $226,875 commencing on November 1, 2016 through August 1, 2017; and $302,500 commencing on November 1, 2017 through August 1, 2019.  All remaining principal in respect of the term loan is due and payable on September 30, 2019.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $121,000.  Following July 31, 2015 the Modification agreement requires the Company to make additional payments in the amount of 25% of excess cash flow until the Company’s Total Leverage Ratio is less than 2.00 to 1.00.

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.25 to 1.00 through the period ending October 31, 2014 and 3.00 to 1:00 thereafter, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.