Form 10-Q
period 2014-10-31
ARI NETWORK SERVICES INC /WI
filed 2014-12-15
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

YESNOü

As of December 9, 2014 there were 14,230,632 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014

ARI Network Services, Inc.

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	Oct 31	July 31
	2014	2014
ASSETS
Cash and cash equivalents	$1,597	$1,808
Trade receivables, less allowance for doubtful accounts of $521
and $359 at October 31, 2014 and July 31,2014, respectively	2,062	1,212
Work in process	316	294
Prepaid expenses and other	877	1,030
Deferred income taxes	2,551	2,655
Total current assets	7,403	6,999
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,386	2,382
Leasehold improvements	626	626
Furniture and equipment	2,464	2,327
	5,476	5,335
Less accumulated depreciation and amortization	(3,712)	(3,564)
Net equipment and leasehold improvements	1,764	1,771
Capitalized software product costs:
Amounts capitalized for software product costs	23,797	22,676
Less accumulated amortization	(19,205)	(18,656)
Net capitalized software product costs	4,592	4,020
Deferred income taxes	3,542	3,507
Other long-term assets	102	72
Other intangible assets	7,057	3,612
Goodwill	17,666	12,367
Total non-current assets	34,723	25,349
Total assets	$42,126	$32,348

See accompanying notes

ARI Network Services, Inc.

Consolidated Balance Sheets

(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	Oct 31	July 31
	2014	2014
LIABILITIES
Current borrowings on line of credit	$1,000	$—
Current portion of long-term debt	605	675
Current portion of contingent liabilities	165	295
Accounts payable	942	656
Deferred revenue	7,631	7,415
Accrued payroll and related liabilities	1,660	1,336
Accrued sales, use and income taxes	132	123
Other accrued liabilities	622	472
Current portion of capital lease obligations	241	195
Total current liabilities	12,998	11,167
Long-term debt	8,445	3,375
Long-term portion of contingent liabilities	761	153
Capital lease obligations	241	233
Other long term liabilities	208	214
Total non-current liabilities	9,655	3,975
Total liabilities	22,653	15,142
SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2014 and July 31, 2014, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2014 and July 31, 2014, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 14,227,257 and 13,506,316 shares issued and outstanding at October 31, 2014 and July 31, 2014, respectively	14	14
Additional paid-in capital	108,231	106,077
Accumulated deficit	(88,760)	(88,864)
Other accumulated comprehensive loss	(12)	(21)
Total shareholders' equity	19,473	17,206
Total liabilities and shareholders' equity	$42,126	$32,348

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except per Share Data)

(Unaudited)

	Three months ended October 31
	2014	2013
Net revenue	$9,112	$8,160
Cost of revenue	1,749	1,560
Gross profit	7,363	6,600
Operating expenses:
Sales and marketing	2,542	2,457
Customer operations and support	1,690	1,611
Software development and technical support (net of capitalized software product costs)	872	556
General and administrative	1,604	1,488
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	372	321
Net operating expenses	7,080	6,433
Operating income	283	167
Other income (expense):
Interest expense	(89)	(70)
Loss on change in fair value of stock warrants	—	(22)
Gain on change in fair value of estimated contingent liabilities	—	26
Other, net	(1)	8
Total other income (expense)	(90)	(58)
Income before provision for income tax	193	109
Income tax expense	(89)	(84)
Net income	$104	$25
Net income per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)
	Three months ended October 31
	2014	2013
Net income	$104	$25
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(5)
Total other comprehensive income (loss)	9	(5)
Comprehensive income	$113	$20

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three months ended October 31
	2014	2013
Operating activities:
Net income	$104	$25
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of software products	549	444
Amortization of discount related to present value of earn-out	(3)	(4)
Amortization of bank loan fees	12	7
Interest expense related to earn-out payable	8	24
Depreciation and other amortization	371	321
Loss on change in fair value of stock warrants	-	22
Gain on change in fair value of earn-out payable	-	(26)
Provision for bad debt allowance	51	32
Deferred income taxes	69	121
Stock based compensation	68	36
Stock based director fees	35	-
Net change in assets and liabilities:
Trade receivables	(224)	(453)
Work in process	(22)	37
Prepaid expenses and other	185	115
Other long-term assets	(39)	(17)
Accounts payable	226	(158)
Deferred revenue	(130)	(638)
Accrued payroll and related liabilities	230	(140)
Accrued sales, use and income taxes	-	(43)
Other accrued liabilities	144	269
Net cash provided by (used in) operating activities	$1,634	$(26)
Investing activities:
Purchase of equipment, software and leasehold improvements	(21)	(189)
Cash received on earn-out from disposition of a component of the business	-	37
Cash paid for contingent liabilities related to acquisitions	(249)	(252)
Cash paid for net assets related to acquisitions	(4,200)	-
Software development costs capitalized	(341)	(548)
Net cash used in investing activities	$(4,811)	$(952)
Financing activities:
Borrowings under line of credit, net	$1,000	$-
Payments on long-term debt	(168)	(112)
Borrowings under long-term debt	2,168	-
Payments of capital lease obligations	(55)	-
Proceeds from issuance of common stock	16	16
Net cash provided by (used in) financing activities	$2,961	$(96)
Effect of foreign currency exchange rate changes on cash	5	-
Net change in cash and cash equivalents	(211)	(1,074)
Cash and cash equivalents at beginning of period	1,808	2,195
Cash and cash equivalents at end of period	$1,597	$1,121
Cash paid for interest	$74	$71
Cash paid for income taxes	$20	$66

Non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$1,980	$-
Debt issued in connection with acquisitions	3,000	-
Capital leases acquired in connection with acquisitions	109	-
Issuance of common stock related to payment of contingent liabilities	42	-
Issuance of common stock related to payment of director compensation	31	-
Issuance of common stock related to payment of employee compensation	97	-
Contingent liabilities incurred in connection with acquisition	761	-

See accompanying notes

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1.Description of the Business and Significant Accounting Policies

Description of the Business

(“ARI” or “the Company”) creates software-as-a-service (“SaaS”) and data-as-a-service (“DaaS”) solutions that help equipment manufacturers, distributors and dealers in selected vertical markets to Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used inventory, parts, garments, and accessories (”PG&A”) for customers in the outdoor power equipment (“OPE”), powersports, automotive tire and wheel (“ATW”), home medical equipment (“HME”), marine, recreational vehicle (“RV”) and appliances industries.  Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 750,000 equipment models from over 1,500 manufacturers. More than 23,500 equipment dealers, 195 distributors and 3,360  brands worldwide leverage our web and eCatalog platforms to Sell More Stuff!

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Duluth, Minnesota; Cypress, California; Floyds Knobs, Indiana; Cookeville, Tennessee; Salt Lake City, Utah and Leiden, The Netherlands.

Basis of Presentation

These consolidated financial statements include the consolidated financial statements of ARI and its wholly-owned subsidiary, ARI Europe B.V. and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  We eliminated all significant intercompany balances and transactions in consolidation.  All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2015, for example, refer to the fiscal year ended July 31, 2015, and references to fiscal 2014 refer to the fiscal year ended July 31, 2014.

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

No single customer accounted for 10% or more of ARI’s revenue during the three months ended October 31, 2014 or 2013.

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

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP.   We had no legal provisions for legal proceedings during the three months ended October 31, 2014 and 2013.

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

The following table is a reconciliation of basic and diluted net income per common share (in thousands, except per share data):

	Three months ended October 31
	2014	2013

Net income	$104	$25

Weighted-average common shares outstanding	13,693	12,995
Effect of dilutive stock options and warrants	321	763
Diluted weighted-average common shares outstanding	14,014	13,758

Net income per share
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	226	-

3.     Debt

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

On September 30, 2014, in connection with the Company’s acquisition of Tire Company Solutions, LLC (“TCS”), the Company entered into the First Loan Modification Agreement (the “Modification Agreement”) with SVB, which contained substantial amendments to the terms of the Agreement.

The Modification Agreement includes credit facilities consisting of  a $3,000,000 revolving credit facility with a maturity date of September 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019.  This term loan is an amendment to the existing $4,500,000 term loan with an original maturity date of April 26, 2018.

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Total Leverage Ratio, as defined in the Modification Agreement.  The Company had $1,000,000 outstanding on the revolving credit facility and an effective interest rate was 4.25% at October 31, 2014.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans

>= 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before September 30, 2016.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $151,250 commenced on November 1, 2014 through August 1, 2016; $226,875 commencing on November 1, 2016 through August 1, 2017; and $302,500 commencing on November 1, 2017 through August 1, 2019.  All remaining principal in respect of the term loan is due and payable on September 30, 2019.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $121,000.  Following July 31, 2015, the Modification Agreement requires the Company to make additional payments in the amount of 25% of excess cash flow until the Company’s Total Leverage Ratio is less than 2.00 to 1.00.

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.25 to 1.00 through the period ending October 31, 2014 and 3.00 to 1:00 thereafter, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Modification Agreement) equal to or greater than 1.25 to 1.00. The Modification Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Modification Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.

TCS Promissory Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes (the “Notes”) in the aggregate principal amount of $3,000,000 to the former owners of TCS.  The Notes initially will accrue interest on the outstanding unpaid principal balance at a rate per annum equal to 5.0%; however, if any amount payable under a Note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full. Accrued interest on the Notes will be due and payable quarterly commencing on December 29, 2014 and continuing on each 90th calendar day thereafter, until September 30, 2018, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the Notes will be interest only payments, and payments of principal and interest shall not commence until the payment due on December 29, 2015. The payments are subject to acceleration upon certain Events of Default, as defined in the Notes.

The following table sets forth certain information related to the Company’s long-term debt as of October 31, 2014 and July 31, 2014 (in thousands):

	October 31	July 31
	2014	2014
Notes payable principal	$9,050	$4,050
Less current maturities	(605)	(675)
Notes payable - non-current	$8,445	$3,375

Minimum principal payments due on the SVB Term Note and the TCS Notes are as follows for the fiscal years ending (in thousands):

	SVB Term Note	TCS Note	Total Notes Payable
2015	$454	$—	$454
2016	605	750	1,355
2017	832	1,000	1,832
2018	1,134	1,000	2,134
2019	1,210	250	1,460
2020	1,815	—	1,815
	$6,050	$3,000	$9,050

4. Business Combinations

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and digital marketing services designed exclusively for dealers, wholesalers, retreaders and manufacturers within the automotive tire and wheel industries. Consideration for the acquisition included, (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes in aggregate principal amount of $3,000,000 to the former owners of TCS; and (4) a contingent earn-out purchase price contingent upon the attainment of specific revenue goals over the first three years following the acquisition.

The acquisition eliminated a direct competitor and increased the Company’s portfolio of automotive tire and wheel dealer websites by more than 30%.  The acquisition is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provides solutions for the entire automotive tire and wheel supply chain, including wholesalers, retreaders and manufacturers.  TCS offers a business management solution for tire and wheel dealers as well as for auto repair shops.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for our customers, employees and shareholders than the sum of the stand‐alone business units.

The acquisition was funded from cash on hand, an increase in our SVB Term Loan, funds available on our revolving credit facility and seller financing.  The following tables show the preliminary allocation of the purchase price (in thousands):

Purchase
Price
Cash	$4,200
Financed by note payable	3,000
Issuance of common stock	1,980
Contingent earn-out	761
Purchase Price	$9,941

Purchase
Allocation
Trade receivables, net	$683
Prepaid expense and other	38
Assumed liabilities	(638)
Furniture and equipment	120
Software product costs	780
Intangible assets	3,660
Goodwill	5,298
Purchase Price Allocation	$9,941

Estimated intangible assets include the fair value of tradenames, customer relationships, and non-competition agreements.  Estimated goodwill represents the additional benefits provided to the Company by the acquisition of TCS through operational synergies.  The Company recognized $468,000 of revenue related to TCS during fiscal 2015 since the date of acquisition.  The Company acquired approximately $5,300,000 of tax deductible goodwill related to the TCS acquisition.

The final purchase price, as well as the purchase price allocation, is subject to post-closing adjustments pursuant to the terms of the purchase agreement and to completion of the final valuation of the net assets acquired and contingent earn-out. The final valuation is expected to be completed as soon as is practicable but no later than September 30, 2015 and could have a material impact on the preliminary purchase price allocation disclosed above.

The following preliminary unaudited pro forma combined financial information presents the Company's results as if the Company had acquired TCS on August 1, 2013. The unaudited pro forma information has been prepared with the following considerations:

i.

The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting under existing GAAP. The Company is the acquirer for accounting purposes.

ii.

The pro forma combined financial information does not reflect any operating cost synergy savings that the combined company may achieve as a result of the acquisition, the costs necessary to achieve these operating synergy savings or additional charges necessary as a result of the acquisition.

The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and TCS’s financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and TCS’s financial position or results of operation for any future date or period.

	Three months ended October 31
	2014	2013
Revenue	$10,028	$9,207
Net income	$243	$18

Net income per common share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of TCS, and the tax effect of the historical TCS results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Three months ended October 31
	2014	2013

Amortization of intangible assets	$54	$81
Acquisition-related professional fees	(210)	-
Interest expense	45	67
Income tax benefit (expense )	92	(4)

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

Consideration for the Ready2Ride acquisition included $500,000 in cash, 100,000 shares of the Company’s common stock and assumed liabilities totaling approximately $419,000, a contingent hold-back purchase price of up to $250,000 and a contingent earn-out purchase price ranging from, in aggregate, $0 to $1,500,000.

On October 22, 2013, the Company amended the Ready2Ride Asset Purchase Agreement in relation to the earn-out payments as follows: (i) the first earn-out payment was composed of $125,000 paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment was composed of $125,000 and 15,000 shares of common stock payable in September 2014; and (iii) the third earn-out payment is composed of $125,000 and 15,000 shares of common stock payable in September 2015.

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

The Company recorded a gain on change in fair value of the estimated contingent earn-out payable of approximately $26,000 or $0.00 per basic and diluted share as a result of the amendment during the three months ended October 31, 2013.

The following table shows changes in the estimated holdback and earn-out payable related to the Ready2Ride and TCS acquisitions for the three months ended October 31 (in thousands):

	2014	2013
Beginning Balance	$448	$721
Additions	761	-
Payments	(292)	(250)
Imputed interest recognized	9	24
Gain on change in fair value of earn-out	-	(26)
Ending Balance	$926	$469
Less current portion	$(165)	$(318)
Ending Balance - Long Term	$761	$151

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

The remaining earn-out receivable totals $76,000 in prepaid expenses and other on the consolidated balance sheet at October 31, 2014, with estimated receivables as follows (in thousands):

Total estimated current payments receivable	$62
Less imputed interest	(6)
Present value of Earnout Receivable	$56

  The following table shows changes in the earn-out receivable during the three months ended October 31, 2014 (in thousands):

	2014	2013
Beginning Balance	$73	$160
Net receipts	(20)	(37)
Imputed interest recognized	3	4
Ending Balance	$56	$127

6. Other Intangible Assets

Amortizable intangible assets include customer relationships and other intangibles including trade names and non-compete agreements.  During the quarter ended October 31, 2014, we estimate that we acquired $3,660,000 of intangible assets from the TCS acquisition.  Amortizable intangible assets are composed of the following at October 31, 2014 and 2013 (in thousands):

	Three months ended October 31, 2013			Wgtd avg
	Cost	Accumulated	Net	remaining
Customer Relationships	Basis	Amortization	Value	life
Beginning Balance	$7,064	$(3,090)	$3,974
Activity	-	(121)	(121)
Ending Balance	$7,064	$(3,211)	$3,853	11.49

Other Intangibles
Beginning Balance	$383	$(258)	$125
Activity	-	(29)	(29)
Ending Balance	$383	$(287)	$96	0.93

Total Intangibles
Beginning Balance	$7,447	$(3,348)	$4,099
Activity	-	(150)	(150)
Ending Balance	$7,447	$(3,498)	$3,949	11.23

	Three months ended October 31, 2014			Wgtd avg
	Cost	Accumulated	Net	remaining
Customer Relationships	Basis	Amortization	Value	life
Beginning Balance	$7,174	$(3,584)	$3,590
Activity	2,270	(199)	2,071
Ending Balance	$9,444	$(3,783)	$5,661	9.00

Other Intangibles
Beginning Balance	$383	$(361)	$22
Activity	1,390	(16)	1,374
Ending Balance	$1,773	$(377)	$1,396	4.86

Total Intangibles
Beginning Balance	$7,557	$(3,945)	$3,612
Activity	3,660	(215)	3,445
Ending Balance	$11,217	$(4,160)	$7,057	8.20

7.     Stock-based Compensation Plans

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

Stock options granted to employees under the Company’s stock option plans typically vest 25% on the first anniversary of the grant and 25% on the one year anniversary of each of the three following years.   Stock options granted to non-employee directors under the Company’s stock option plans typically vest 50% on the first anniversary of the grant and 50% on the next one year anniversary.  The Company recognizes stock option expense over the vesting period for each vesting tranche.

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock option compensation expense recognized by the Company was approximately $29,000 and $36,000 during the three month periods ended October 31, 2014 and 2013, respectively.  There was approximately $276,000 and $110,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of October 31, 2014 and 2013, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the periods presented.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

	Three months ended October 31
	2014	2013
Expected life (years)	5 years		n/a
Risk-free interest rate	1.7%		n/a
Expected volatility	65.2%		n/a
Expected forfeiture rate	8.4%		n/a
Expected dividend yield	-%		n/a
Weighted-average estimated
fair value of options granted
during the year	$1.78	$	n/a
Cash received from the exercise
of stock options	$24,500		$15,400

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms, no new options may be granted under the 2000 Plan.  Changes in option shares under the 2000 Plan during the first quarter of fiscal 2015 and fiscal 2014 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/13	986,786	$1.41	4.22	$1,564,296
Granted	-	n/a	n/a	n/a
Exercised	(20,000)	0.77	n/a	n/a
Forfeited	(3,125)	0.95	n/a	n/a
Outstanding at 10/31/13	963,661	$1.43	3.93	$1,773,485
Exercisable at 10/31/13	948,700	$1.44	3.88	$1,733,891

Outstanding at 7/31/14	611,300	$1.60	3.18	$834,752
Granted	-	n/a	n/a	n/a
Exercised	(102,975)	1.78	n/a	n/a
Forfeited	(200)	1.35	n/a	n/a
Outstanding at 10/31/14	508,125	$1.57	3.31	$960,733
Exercisable at 10/31/14	508,125	$1.57	3.31	$960,733

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 at October 31, 2014 and 2013.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the first quarter of fiscal 2015 and 2014 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/13	27,461	$0.64
Granted	-	n/a
Vested	(12,500)	0.67
Forfeited	-	n/a
Non-vested at 10/31/13	14,961	$0.62

Non-vested at 7/31/14	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at 10/31/14	-	$-

The weighted average remaining vesting period was 0.0 and 0.75 years at October 31, 2014 and 2013, respectively.

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

Changes in option shares under the 2010 Plan during the first quarter of fiscal 2015  and fiscal 2014 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/13	394,460	$1.25	8.70	$691,485
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	(8,875)	1.43	n/a	n/a
Outstanding at 10/31/13	385,585	$1.24	8.45	$781,652
Exercisable at 10/31/13	224,440	$1.21	8.24	$463,167

Outstanding at 7/31/14	482,542	$2.16	8.56	$453,057
Granted	45,000	3.21	n/a	n/a
Exercised	(16,000)	1.09	n/a	n/a
Forfeited	(25,666)	3.22	n/a	n/a
Outstanding at 10/31/14	485,876	$2.24	8.16	$593,984
Exercisable at 10/31/14	232,377	$1.77	7.29	$391,660

The range of exercise prices for options outstanding under the 2010 Plan was $0.58 to $3.30 and $0.58 to $2.50 at October 31, 2014 and 2013, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the first quarter of fiscal 2015  and fiscal 2014 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/13	177,145	$1.25
Granted	-	n/a
Vested	(15,000)	0.84
Forfeited	(1,000)	1.09
Non-vested at 10/31/13	161,145	$1.29

Non-vested at 7/31/14	227,499	$2.60
Granted	45,000	3.21
Vested	-	-
Forfeited	(19,000)	3.22
Non-vested at 10/31/14	253,499	$2.66

The weighted average remaining vesting period was 2.80 and 1.49 years at October 31, 2014 and 2013, respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 224,955 and 200,311 of the shares have been issued as of October 31, 2014 and 2013, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Long-Term Executive Bonus Plan

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.  The amount of the award is determined after the close of the fiscal year based on subjective performance criteria.  Except as otherwise provided by the Compensation Committee, awards will consist of (i) restricted stock based on a percentage of base salary and the number of shares granted will be based upon the closing price of the shares at the time the Committee determines the amount of the Award, which will be the same as the grant date of the restricted stock and (ii) cash to cover the minimum withholding taxes on the Award. The restricted stock will be granted under the ARI 2010 Equity Incentive Plan and will vest in four installments, beginning on the date of issuance and the next three anniversaries of the date of issuance.  Awards under the LTEB are expensed over the requisite service period plus the vesting period.  The Company expensed $43,000 and $30,000 during the three months ended October 31, 2014 and 2013, respectively, related to the LTEB. A portion of this expense relates to the amortization of restricted shares issued and expensed over their vesting period and a portion relates to bonus expense accrued, but unissued, recognized over the requisite service period.

Restricted Stock

Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be granted in the form of shares of common stock, restricted stock or restricted stock units.  The Company grants restricted stock to its directors as an annual retainer, its officers under the LTEB and from time to time to directors, officers or employees as discretionary compensation in place of cash.  The Company recognized compensation expense, exclusive of amounts related to LTEB expense disclosed above, of $74,000 and $56,000 during the three months ended October 31, 2014 and 2013, respectively, related to restricted stock expensed over the vesting period.

The Compensation Committee has the ability, at its discretion, to grant restricted stock based on subjective factors as the Compensation Committee may deem appropriate at its discretion and granted 18,000 of restricted shares with a market price of $1.25 on the date of grant, valued at $22,000 in October 2012 as a discretionary bonus. 4,500 shares vested immediately and the remaining 13,500 shares vest in equal amounts of 4,500 in October 2013, October 2014 and October 2015.  The Company expensed $2,000 during both three month periods ended October 31, 2014 and 2013.

Changes in unvested restricted shares of common stock under the 2010 Plan during the three months ended October 31, 2014 and 2013 were as follows:

	Three months ended October 31
	2014	2013
Beginning balance unvested restricted stock	93,704	85,500
Granted	29,819	-
Vested	(28,610)	(4,500)
Ending balance unvested restricted stock	94,913	81,000

8.     Income Taxes

The unaudited provision for income taxes for the three months ended October 31, 2014 and 2013 is composed of the following (in thousands):

	Three months ended October 31
	2014	2013
Current:
Federal	$(2)	$-
State	(17)	(6)
Deferred, net	(70)	(78)
Income tax benefit (expense)	$(89)	$(84)

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

The Company also has NOLs related to tax losses incurred by its Netherlands operation.  Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years.  The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company.  This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity.  In the opinion of the company, there is not enough positive evidence to overcome this negative evidence.  Therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at October 31, 2014 and 2013.  In the current year, management reclassified the net deferred tax assets to show the gross deferred tax asset and related full valuation allowance.

As of October 31, 2014, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $6,305,000, $3,271,000 and $2,885,000, respectively, which expire as follows (in thousands):

Twelve months ended July 31,	Federal	State	International
2015	$-	$3,192	$871
2016	-	-	773
2017	-	-	324
2018	-	-	171
2019	-	4	-
2020	5,355	-	92
2021	-	-	121
2022	-	-	268
2023	-	-	265
2024	4	-	-
2025	-	75	-
2030	946	-	-
	$6,305	$3,271	$2,885

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

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34%, the state rate of approximately 3% to U.S. based income (loss) before income taxes for the three months ended October 31 is as follows (in thousands):

	2014	2013
Computed US income taxes at 37%	$(97)	$(64)
Permanent items	54	(23)
Other	(46)	3
Income tax (expense) benefit	$(89)	$(84)	-

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of October 31, 2014 and 2013.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.  Fiscal years subsequent to 2010 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended October 31, 2014 and 2013, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion, including, without limitation, the section entitled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2014, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

ARI Network Services, Inc. offers an award-winning suite of data-driven software tools and marketing services to help dealers, equipment manufacturers and distributors in selected vertical markets Sell More Stuff!™ – online and in-store. Our innovative products are powered by a proprietary data repository of enriched original equipment and aftermarket electronic content spanning more than 17 million active part and accessory SKUs and 750,000 equipment models. Business is complicated, but we believe our customers’ technology tools don’t have to be. We remove the complexity of selling and servicing new and used vehicle inventory, parts, garments and accessories (“PG&A”) for customers in the automotive tire and wheel aftermarket (“ATW”), powersports, outdoor power equipment (“OPE”), marine, home medical equipment (“HME”), recreational vehicles (“RV”) and appliance industries. More than 23,500 equipment dealers, 195 distributors and 3,360  brands worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

Our Solutions

Our SaaS and DaaS solutions include: (i) eCommerce-enabled websites, which provide a web presence for dealers and serve as a platform for driving leads and eCommerce sales; (ii) eCatalog content, which drives sales of inventory and PG&A both online and within the dealership; and (iii) lead management software designed to increase sales for dealers through more efficient management and improved closure of leads.  Our solutions also improve our customers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both of which serve to significantly improve a customer’s overall experience with the dealer.  Through the recent acquisition of Tire Company Solutions, LLC (“TCS”) we also added fully integrated business management software for the ATW market to our product portfolio.

Our SaaS and DaaS solutions are sold through our internal sales force and are composed primarily of recurring license and eCatalog subscriptions.  Customers typically sign annual, auto-renewing contracts.  Today, approximately 90% of our revenues are recurring.

In addition to our award-winning SaaS and DaaS solutions, ARI offers a suite of complementary products and services designed to supplement our four primary offerings in order to help our customers Sell More Stuff!™

Web Platform Solutions

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

Websites are sold through our inside sales teams, which are aligned by vertical market.  The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). We may charge a nominal, one-time set-up fee to develop a new dealer website.  Additional fees will include monthly recurring subscription fees and, under certain circumstances, variable transaction fees.  Our website solutions are typically sold under one year, renewable contracts with monthly payment terms.  We currently host and maintain more than 7,000 websites for dealers in all of our vertical markets.

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

Lead Management Solution

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

Digital Marketing Solution

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

Other Solutions

We also offer a suite of complementary solutions, which include software and website customization services and hosting services. Through the September 2014 acquisition of TCS, we acquired a fully integrated suite of business management software solutions for the ATW market.  These solutions, TirePower for tire retailers, ePower for tire wholesalers and TreadTracks for tire retreaders, are designed to streamline every aspect of a dealer’s operations to allow them to provide improved customer service.  These products are sold through our dedicated internal sales team, and fees charged include a perpetual one-time license or installation fee, maintenance and other fees.

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

Drive organic growth through innovative new solutions, differentiated content, entering new markets and expanding geographically

As a subscription-based, recurring revenue (“RR”) business, the most important drivers of future growth are increasing the level of our RR and reducing the rate of our customer churn.  We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees, and we define churn as the percentage of RR that does not renew.  During the three months ended October 31, 2014, our RR increased 5.5% over the same period last year while the percentage of our total revenues that were RR decreased to 89.5% for the three months ended October 31, 2014 from 94.7% for the same period in fiscal 2014, primarily due to TCS having a lower percentage of RR than our historical RR.

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

Web Platform

o

We developed an all new vehicle shopping experience, delivering the most advanced unit inventory browsing experience in the market, which includes convenient search and filtering capabilities that rival the leading independent shopping portals.

o

We released the first smartphone and tablet application for iOS and Android in the market that enables dealers to manage all of their unit inventory directly from the app, including adding units, taking photos, managing promotions, and pushing inventory to 3rd party channels such as CycleTrader and Craigslist.

o	We also redesigned our entire tire shopping experience to significantly reduce the number of steps required to submit a quote, which resulted in a 48% increase in leads to our dealers.
o

We released a new auto-quote response feature for tire and wheel products, as well as major units that automatically emails interested consumers with current pricing information upon submitting a quote request.

o

We partnered with a third party vendor  to release ARI Inventory, an add-on feature to our website that enables dealers to automatically push inventory listings from their website to third party channels such as Craigslist and eBay Motors, as well as to their social media channels.

o

We developed and released an all new tire shopping experience to pre-release customers, which presents consumers with targeted tire recommendations for their unique vehicle based on various key decision criteria, such as expert recommendations, best warranty, best promotion, lowest price, and more.

eCatalog

o

We developed a major update to our PartSmart Web platform, delivering a series of market-driven enhancements and innovations, including a streamlined user experience, dynamic diagram thumbnail previews, and fast moving parts tracking and display by unit.

o

We released an expanded DataSmart product offering that provides key product data extract access, in addition to on-demand API access, to offer additional flexibility for implementation with various e-commerce software and SEO customization capabilities.

o

We developed a new Search Engine Optimization plugin for our AccessoryStream product, helping to bolster the search engine ranking of parts, garments, and apparel products on website running on the PHP framework.  This release compliments a previous release of the same tool for the .NET framework.

o

We completed a partnership and integration of our Data as a Service offering with Channel Advisor, the leader in multi-channel e-commerce, to help dealers utilize our data to automatically place product sales listings on Amazon and eBay.

These product enhancements were designed to automate and enhance the marketing, sales and servicing activities for our customers, in order to help them sell and service more parts, garments, accessories and whole goods.

•

Differentiate our content.  We believe we have the largest library of replacement part, major unit, and PG&A content in the vertical markets we serve.  During the first quarter of fiscal 2015, we authored 5 new OEM parts catalogs and we added 7 new product catalogs to our library, encompassing more than 40,000 new items.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire.   We strive to

deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.  During the first quarter of fiscal 2015, our enrichment activities included the addition of over 230,000 new part-to-unit fitments and 115,000 new product attributes. Additionally, we substantially expanded the level of enrichment of our tire product information with the addition of 11 new performance and quality classifications to better aid the shopping experience, such as dry handling, wet handling, snow traction, and braking.  We have also continued integrating analytic tools into several of our products, offering value-added feedback to our customers and channel partners to help them “Sell More Stuff!”

•	Enter new markets. ARI currently maintains a significant share of the OPE and appliances markets. Accordingly, we anticipate low single-digit growth in these markets.
o

As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates.  Including the acquisition of TCS, ARI currently has more than 3,000 dealer websites in the ATW market.  We estimate that the total market approximates 18,000 dealers and further, the broader automotive aftermarket comprises nearly 80,000 dealers, more than all of our other markets combined.  We intend to continue to invest heavily in this market, including seeking opportunities to leverage our products and services in the broader automotive aftermarket.  We are one of the first website providers to service the HME market.  We estimate that this market comprises nearly 25,000 service providers, and believe the market to be in its infancy with respect to eCommerce.  We recently invested in dedicated resources designed to expedite our growth in this market.

o

Our acquisition of TCS not only cemented our position as the largest supplier of e-commerce solutions in the ATW market, it also eliminated a direct competitor and included a new business management software product for retailers, wholesalers and retreaders in the ATW market.

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

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve sustained double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn is one of the most important metrics we track and manage.  We experienced marked improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn. On a trailing 12 month basis, customer churn was 12.9% for the period ending October 31, 2014.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

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

Successfully execute acquisitions that align with our core strategy

Since 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that align with our strategy. Since the program’s inception, we have closed twelve acquisitions.  A summary of some of our most recent acquisitions is as follows:

Acquisition	Date	Strategy
Tire Company Solutions, LLC	September 2014	▪	Eliminate competition, consolidate position and add new
business management software in the ATW market
DUO Web Solutions	November 2013	▪	A leading provider of social media and online marketing
services in the powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and DME industries
		▪	New award-winning website platform
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the
powersports industry
Channel Blade Technologies	April 2009	▪	Market-leading entrance into marine and RV markets
		▪	New lead management product, Footsteps™
Info Access	July 2008	▪	Market-leading entrance into appliance market
OC-Net, Inc.	January 2007	▪	New website platform

All of these acquisitions, with the exception of TCS and 50 Below, have been fully integrated into our operations.

Summary of Operating Results

Total revenue increased 11.7% or $952,000 in the first quarter of fiscal 2015 over the same period last year.  Recurring revenue constituted 89.5% of our total revenue for the three months ended October 31, 2014, compared to 94.7% for the same period last year. Recurring revenue increased 5.5% or $422,000 during the three months ended October 31, 2014, compared to the same period last year. The growth in year over year total revenue was attributable to incremental revenue from the TCS business acquired in September 2014, as well as 5.9% organic growth in revenue from ARI’s historical products.

Operating income increased 69.5% or $116,000, from $167,000 for the three months ended October 31, 2013 to $283,000 for the same period this year.  Net operating expenses increased 10.1% or $647,000 during the three month period ended October 31, 2014, compared to the same period last year, primarily due to the additional costs of the TCS operation and transaction fees related to the TCS acquisition.

Net income was $104,000 or $0.01 per share for the quarter ended October 31, 2014, compared to $25,000 or $0.00 per share for the same period last year.

Cash provided by operations was $1,634,000 during the three months ended October 31, 2014 compared to cash usage of $26,000 during the same period last year.  We experienced an improvement in operating cash flows during the first quarter of fiscal 2015, compared to the same period last year, as a result of revenue growth, operational efficiencies and the workforce reduction made in January 2014.

Revenue

The following table summarizes our RR and non-recurring revenue by product for the three months ended October 31 (in thousands).  Revenue categories are presented differently than what was previously reported in our financial statements.

		% of		% of
	2014	Total	2013	Total	% Change
Website	$4,457	48.9%	$4,218	51.7%	5.7%
eCatalog	3,476	38.1%	3,548	43.5%	(2.0)%
Lead management	285	3.1%	227	2.8%	25.6%
Digital marketing	231	2.5%	64	0.8%	260.9%
Other	663	7.3%	103	1.3%	543.7%
Total Revenue	$9,112	100.0%	$8,160	100.0%	11.7%

Recurring revenue	8,151	89.5	7,729	94.7	5.5%
Non-recurring revenue	961	10.5	431	5.3	123.0%
Total Revenue	$9,112	100.0%	$8,160	100.0%	11.7%

Total revenue increased 11.7% or $952,000 for the three months ended October 31, 2014, compared to the same period last year.  Recurring revenue increased 5.5% or $422,000 for the three months ended October 31, 2014, compared to the same period last year.  The decline in RR, as a percentage of total revenue for the quarter ended October 31, 2014, was contributed to by the mix in revenue related to the TCS business, which, due to some of its perpetually licensed software, has a lower percentage of RR than our historical business, as well as the mix in revenue related to non-recurring professional services in the quarter.

Website Revenue

Our Website solutions generate revenue from one-time set-up and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees.  Our website solutions are typically sold as one year, renewable contracts with monthly payment terms.  Websites have become ARI’s largest source of revenue and accounted for 48.9% of total revenue during the first quarter of fiscal 2015.  Website revenue increased 5.7% to $4,457,000 for the three months ended October 31, 2014, compared to $4,218,000 during the same period last year. The growth in Website revenue was largely the result of our acquisition of TCS in September 2014.  We anticipate that our web platforms will continue to be the Company’s largest source of growth, much of this growth coming in the ATW market which is the primary market serviced by the TCS operation.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees.  eCatalog is our second largest source of RR, representing 38.1% of total revenue during the first quarter of fiscal 2015.  eCatalog revenue decreased 2.0% or $72,000 during the three months ended October 31, 2014, compared to the same period last year, due to a decrease in non-recurring professional services revenue.  eCatalog revenues have historically had the Company’s lowest revenue growth rates, primarily attributable to ARI’s already strong market position.

Lead Management Revenue

Lead management revenue is primarily generated from renewable subscription fees and variable transaction fees for the use of our Footsteps™ products.  Lead management revenue increased 25.6% to $285,000 during the three months ended October 31, 2014 from $227,000 during the same period last year, as a result of growth in both recurring subscriptions and non-recurring set-up fees.  Management is currently reviewing various options with respect to the Footsteps™ product, including the possibility of including the core functionality of the product within our web platforms and expects this product to continue to be instrumental in our goal of helping our customers Sell More Stuff!TM

Digital Marketing Revenue

Revenues from our digital marketing solutions are generated from set-up fees and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements. Digital marketing services is a relatively new service offering by ARI and in the third quarter of fiscal 2014 we went to market with a more robust offering in the space.  This new offering includes RR offerings derived from of our integration of the DUO business we acquired in November 2013.  In addition to this, the recently acquired TCS business provides recurring digital marketing services to its customers.  Total digital marketing revenue increased 260.9% to $231,000 during the three months ended October 31, 2014 from $64,000 during the same period last year.  We expect digital marketing revenue to continue to increase over the prior year as we continue to grow this business.

Other Revenue

We also offer a suite of complementary solutions, which include software and website customization services and hosting services.  Other revenue increased 543.7% to $663,000 during the three months ended October 31, 2014 from $103,000 during the same period last year.  The increase in other revenue is primarily due to an increase in our professional services revenue, related to a professional service contract with one of our major manufacturers.  In addition to this, other revenue increased due to the sale of business management software and services by the TCS operation.

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

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees.  RR increased 5.5% to $8,151,000 during the first quarter of fiscal 2015 from $7,729,000 during the first quarter of fiscal 2014.  The growth in RR was primarily attributable to our Website products.  We expect Website RR to continue to be our largest contributor to RR growth in fiscal 2015.

Non-recurring Revenue

Non-recurring revenue is generated from certain offerings within the Company’s digital marketing services, including its lead generation tool SearchEngineSmart™, professional services related to software customization and data conversion, usage fees charged on our RR products, perpetual license revenue and other complementary products and services.  Total non-recurring revenues were $961,000 for the three months ended October 31, 2014, versus $431,000 for the same period in fiscal 2014, an increase of 123.0%, primarily due to an increase in professional service revenue.  As a percentage of total revenues, non-recurring revenues were 10.5% for the first quarter of fiscal 2015, versus 5.3% for the same period in fiscal 2014.

Our goal is to maintain non-recurring revenues of less than 10% of total revenues, as the margins on these revenues tend to be lower than our RR products.  Furthermore, these revenues must be resold each year.  Revenue from the TCS operation has a lower percentage of RR than our other revenue due to a portion of its revenue being derived from perpetual licenses, however, these offerings carry similar margins to our RR and often are sold with a recurring revenue maintenance fee component.

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

The table below breaks out cost of revenue into each of these three categories for the three months ended October 31 (in thousands):

		% of		% of
	2014	Revenue	2013	Revenue	% Change
Net revenues	$9,112		$8,160		11.7%
Cost of revenues:
Amortization of capitalized software costs	549	6.0%	443	5.4%	23.9%
Direct labor	476	5.2%	644	7.9%	(26.1)%
Other direct costs	724	7.9%	473	5.8%	53.1%
Total cost of revenues	1,749	19.2%	1,560	19.1%	12.1%
Gross profit	$7,363	80.8%	$6,600	80.9%	11.6%

Gross profit was $7,363,000 or 80.8% of revenue for the three months ended October 31, 2014, compared to $6,600,000 or 80.9% of revenue for the same period last year.  Amortization of capitalized software costs have increased as a percentage of revenue for the three months ended October 31, 2014, compared to the same period last year primarily due to the enhancements made to our website software during fiscal 2014.  Direct labor costs as a percentage of revenue decreased 26.1% for the three months ended October 31, 2014, compared to the same period last year due to operational efficiencies in our catalog production operation which resulted in a workforce reduction in January 2014.  Other direct costs increased as a percentage of revenue during the first quarter of fiscal 2015, compared to the same period last year, due to an increase in royalty expense as we expanded our website catalog offerings, as well as subcontracted labor that was used for a portion of our professional services work in the period.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

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

The following table summarizes our unaudited operating expenses by expense category for the three months ended October 31 (in thousands):

		% of		% of
	2014	Revenue	2013	Revenue	% Change
Sales and marketing	$2,542	27.9%	$2,457	30.1%	3.5%
Customer operations and support	1,690	18.5%	1,611	19.7%	4.9%
Software development and technical support	872	9.6%	556	6.8%	56.8%
General and administrative	1,604	17.6%	1,488	18.2%	7.8%
Depreciation and amortization (1)	372	4.1%	321	3.9%	15.9%
Net operating expenses	$7,080	77.7%	$6,433	78.8%	10.1%

(1)	Exclusive of amortization of software products of $549 and $443 for the three months ended

October 31, 2014 and 2013, respectively, which are included in cost of revenue.

Net operating expenses increased 10.1% or $647,000 during the three months ended October 31, 2014, compared to the same period last year. The Company acquired the net assets of TCS in September 2014.  The increase in net operating expenses was largely due to transaction fees for the TCS acquisition and the TCS operating costs for October 2014.  Management expects net operating expenses to decline as a percentage of total revenue, as we integrate the TCS operation and, to the extent the Company can leverage growth in its core RR products, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 3.5% or $85,000 during the three months ended October 31, 2014, compared to the same period last year.  The increase was primarily a result of the expense associated with the TCS operations for October 2014.  Sales and marketing expense as a percentage of revenue decreased from 30.1% of revenue in the first quarter of fiscal 2014 to 27.9% for the same period in fiscal 2015.    Management expects sales and marketing expense as a percentage of revenue to fluctuate, based upon the timing of the Company’s marketing events and trade show schedule and its decision to add additional sales and marketing resources to drive organic revenue growth.

Customer Operations and Support

Customer operations and support expense increased 4.9% or $79,000 during the three months ended October 31, 2014, compared to the same period last year.  The increase was primarily a result of the expense associated with the TCS operations for October 2014.  Customer operations and support expense as a percentage of revenue decreased from 19.7% of revenue during the first quarter of fiscal 2014 to 18.5% during the first quarter of fiscal 2015.  Management expects customer operations and support expenses to continue to decline as a percentage of total revenues over time, as we realize anticipated cost savings related to the efficiencies implemented in the catalog conversion and customer implementation and support areas, while RR continues to grow.

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

The table below summarizes our internal software development and technical support for the three months ended October 31 (in thousands):

	2014	2013	% Change
Total software development and technical support costs	$1,608	$1,704	(5.6)%
Less: amount capitalized as software development	(260)	(504)	(48.4)%
Less: direct labor classified as cost of revenues	(476)	(644)	(26.1)%
Net software development and technical support costs classified as operating expenses	$872	$556	56.8%

*Does not include outside vendor costs or capitalized interest costs

Total software development and technical support costs decreased 5.6% or $96,000 during the three months ended October 31, 2014 versus the same period last year.  The decrease was primarily a result of the workforce reduction in January 2014, offset in part, by the addition of TCS software development and technical support costs.

During the three months ended October 31, 2014, we capitalized $260,000 of software development labor and overhead, versus $504,000 during the same period last year.  In addition to internal capitalized software costs, we had outsourced development costs of $77,000 during the three months ended October 31, 2014 and $63,000 during the same period last year.  During the three months ended October 31, 2014, we devoted resources to several enhancements to our website products and a major new upgrade to our web eCatalog product, but have largely completed our work on AccessorySmart and PartStream, products which contributed to the higher capitalization rate in the same period last year.

Direct labor classified as cost of sales declined 26.1% or $168,000 during the three months ended October 31, 2014, versus the same period last year, due to workforce reduction, which was a result of efficiencies implemented in the catalog conversion and customer implementation and support areas.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 7.8% or $116,000 during the three months ended October 31, 2014, compared to the same period last year.  The increase was primarily a result of the TCS operations for October 2014.  The Company had legal fees of approximately $200,000 during the first quarter of fiscal 2015 related to the TCS acquisition and during the first quarter of fiscal 2014 related to the DUO acquisition and the Company’s lawsuit against a competitor.  General and administrative expense as a percentage of revenue decreased from 18.2% of revenue in the first quarter of fiscal 2014 to 17.6% for the same period in fiscal 2015.    Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business.

Other Income and Expense

The table below summarizes the components of other income and expenses for the three months ended October 31 (in thousands):

	2014	2013	% Change
Interest expense	$(89)	$(70)	27.1%
Loss on change in fair value of stock warrants	—	(22)	(100.0)%
Gain on change in fair value of contingent liabilities	—	26	(100.0)%
Other, net	(1)	8	(112.5)%
Total other income (expense)	$(90)	$(58)	55.2%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs.  Interest expense increased 27.1% or $19,000 during the three months ended October 31, 2014, compared to the same period last year.  The increase in interest expense is a result of additional debt to partially fund the TCS acquisition.

Acquisitions

On September 30, 2014, we completed the acquisition of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive tire and wheel vertical.  Consideration for the acquisition included, (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes in aggregate principal amount of $3,000,000 to the former owners of TCS; and (4) a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals.  The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000 and the estimated fair value is $761,000.  The purchase price will be adjusted 90 days after the acquisition based on the net asset value on the closing balance sheet being above or below the targeted amount of $350,000.

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

Income Taxes

The Company has net deferred tax assets of $6,093,000 as of October 31, 2014, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $89,000 during the three months ended October 31, 2014, compared to $84,000 during the same period last year.  We paid income taxes of $20,000 and $66,000 during the three months ended October 31, 2014 and 2013, respectively, primarily related to statutory alternative minimum taxes.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our Netherlands operation.  We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at October 31, 2014 and 2013.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements for the three months ended October 31 (in thousands):

	2014	2013	Change
Net cash provided by operating activities	$1,634	$(26)	$1,660
Net cash used in investing activities	(4,811)	(952)	(3,859)
Net cash provided by (used in) financing activities	2,961	(96)	3,057
Effect of foreign currency exchange rate changes on cash	5	—	5
Net change in cash	$(211)	$(1,074)	$863
Cash at end of period	$1,597	$1,121	$476

We utilized $211,000 of net cash during the three months ended October 31, 2014, compared to $1,074,000 during the same period last year.  We generated net cash provided by operating activities of $1,634,000 during the three months ended October 31, 2014 compared to usage of $26,000 during the same period last year. This increase in cash generation was primarily due to cost reductions related to the integration of the 50 Below operation and the timing of payments of short-term liabilities.

Cash used in investing activities increased $3,859,000 for the three months ended October 31, 2014, compared to the same period last year.  We paid cash of $4,200,000 as consideration for the TCS acquisition, paid $249,000 related to the Ready2Ride cash earn-out and holdback, capitalized $341,000 of software development costs, and acquired technology equipment of $21,000, during the three months ended October 31, 2014.  We paid net cash of $252,000 related to the Ready2Ride cash earn-out and holdback, capitalized $548,000 of software development costs, acquired technology equipment of $189,000, and received $37,000 from an earn-out receivable during the same period last year. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash provided from financing activities was $2,961,000 during the three months ended October 31, 2014, as the Company increased its senior debt, as described below, by $3,000,000 to partially fund the TCS acquisition in September 2014.  Net cash used in financing activities was $96,000 in fiscal 2013.

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans based on the Total Leverage Ratio.  The Company had $1,000,000 outstanding on the revolving credit facility and an effective interest rate was 4.25% at October 31, 2014.

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.25 to 1.00 through the period ending October 31, 2014 and 3.00 to 1:00 thereafter, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants as of October 31, 2014.

TCS Promissory Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes with an aggregate value of $3,000,000 to the former owners of TCS.  The notes initially will accrue interest on the outstanding unpaid principal balance at a rate per annum equal to 5%; however, if any amount payable under a note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party exist at October 31, 2014.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2014.  There have been no significant changes to the risks described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2012, the Company acquired substantially all of the assets of Ready2Ride pursuant to an Asset Purchase Agreement dated August 17, 2012 by and among Ready2Ride, Jamie Amy-Longacre and Ronald L. Longacre, Jr.  Consideration for the acquisition included, among other things, a contingent earn-out payment.  On October 22, 2013, the Company and the seller amended the earn-out provisions of the Ready2Ride Asset Purchase Agreement as follows: (i) the first earn-out payment was composed of $125,000 paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment was composed of $125,000 and 15,000 shares of common stock payable in September 2014; and (iii) the third earn-out payment is to be composed of  $125,000 and 15,000 shares of common stock payable in September 2015.  On September 17, 2014, the Company issued 15,000 shares of common stock to the sellers pursuant to the amended earn-out provisions.  The Company believes that this transaction was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.  The recipient of the shares represented, in the Asset Purchase Agreement, its intention to acquire the securities for investment only and not with a view toward their distribution, and appropriate legends were affixed to the share certificates.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of December, 2014.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ William A. Nurthen _

William A. Nurthen

Vice President of Finance and Chief Financial Officer