Form 10-Q
period 2015-01-31
ARI NETWORK SERVICES INC /WI
filed 2015-03-17
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

YES  ☐      NO  ☑

As of March 10, 2015, there were  14,348,815 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	Jan 31	July 31
	2015	2014
ASSETS
Cash and cash equivalents	$1,688	$1,808
Trade receivables, less allowance for doubtful accounts of $446
and $359 at January 31, 2015 and July 31,2014, respectively	2,557	1,212
Work in process	149	294
Prepaid expenses and other	987	1,030
Deferred income taxes	2,481	2,655
Total current assets	7,862	6,999
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,585	2,382
Leasehold improvements	626	626
Furniture and equipment	2,500	2,327
	5,711	5,335
Less accumulated depreciation and amortization	(3,862)	(3,564)
Net equipment and leasehold improvements	1,849	1,771
Capitalized software product costs:
Amounts capitalized for software product costs	24,184	22,676
Less accumulated amortization	(19,758)	(18,656)
Net capitalized software product costs	4,426	4,020
Deferred income taxes	3,422	3,507
Other long-term assets	115	72
Other intangible assets	7,233	3,612
Goodwill	17,201	12,367
Total non-current assets	34,246	25,349
Total assets	$42,108	$32,348

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)
	(Unaudited)	(Audited)
	Jan 31	July 31
	2015	2014
LIABILITIES
Current borrowings on line of credit	$750	$—
Current portion of long-term debt	855	675
Current portion of contingent liabilities	668	295
Accounts payable	999	656
Deferred revenue	7,519	7,415
Accrued payroll and related liabilities	1,648	1,336
Accrued sales, use and income taxes	130	123
Other accrued liabilities	543	472
Current portion of capital lease obligations	263	195
Total current liabilities	13,375	11,167
Long-term debt	7,977	3,375
Long-term portion of contingent liabilities	227	153
Capital lease obligations	159	233
Other long-term liabilities	202	214
Total non-current liabilities	8,565	3,975
Total liabilities	21,940	15,142
SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 14,348,815 and 13,506,316 shares issued and outstanding at January 31, 2015 and July 31, 2014, respectively	14	14
Additional paid-in capital	108,638	106,077
Accumulated deficit	(88,500)	(88,864)
Other accumulated comprehensive income (loss)	16	(21)
Total shareholders' equity	20,168	17,206
Total liabilities and shareholders' equity	$42,108	$32,348

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended January 31		Six months ended January 31
	2015	2014	2015	2014
Net revenue	$10,139	$8,135	$19,251	$16,295
Cost of revenue	1,862	1,686	3,611	3,246
Gross profit	8,277	6,449	15,640	13,049
Operating expenses:
Sales and marketing	2,668	2,442	5,210	4,899
Customer operations and support	1,871	1,780	3,561	3,391
Software development and technical support (net of capitalized software product costs)	1,072	781	1,944	1,337
General and administrative	1,588	1,713	3,192	3,201
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	408	339	780	660
Net operating expenses	7,607	7,055	14,687	13,488
Operating income (loss)	670	(606)	953	(439)
Other income (expense):
Interest expense	(140)	(78)	(229)	(148)
Loss on change in fair value of stock warrants	—	(10)	—	(32)
Gain on change in fair value of estimated contingent liabilities	—	—	—	26
Other, net	4	7	3	15
Total other income (expense)	(136)	(81)	(226)	(139)
Income (loss) before provision for income tax	534	(687)	727	(578)
Income tax benefit (expense)	(274)	226	(363)	142
Net income (loss)	$260	$(461)	$364	$(436)
Net income (loss) per common share:
Basic	$0.02	$(0.03)	$0.03	$(0.03)
Diluted	$0.02	$(0.03)	$0.03	$(0.03)

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three months ended January 31		Six months ended January 31
	2015	2014	2015	2014
Net income (loss)	$260	$(461)	$364	$(436)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	28	(2)	37	(7)
Total other comprehensive income (loss)	28	(2)	37	(7)
Comprehensive income (loss)	$288	$(463)	$401	$(443)

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six months ended January 31
	2015	2014
Operating activities:
Net income	$364	$(436)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,102	962
Amortization of discount related to present value of earn-out	(7)	(8)
Amortization of bank loan fees	18	24
Interest expense related to earn-out payable	28	41
Depreciation and other amortization	778	656
Loss on change in fair value of stock warrants	-	32
Gain on change in fair value of earn-out payable	-	(26)
Provision for bad debt allowance	79	92
Deferred income taxes	314	(144)
Stock based compensation	141	89
Stock based director fees	69	72
Net change in assets and liabilities:
Trade receivables	(842)	(835)
Work in process	145	(26)
Prepaid expenses and other	162	218
Other long-term assets	(112)	(5)
Accounts payable	303	156
Deferred revenue	(144)	(1,048)
Accrued payroll and related liabilities	283	(62)
Accrued sales, use and income taxes	(2)	(13)
Other accrued liabilities	55	288
Net cash provided by operating activities	$2,734	$27
Investing activities:
Purchase of equipment, software and leasehold improvements	(279)	(523)
Cash received on earn-out from disposition of a component of the business	58	37
Cash paid for contingent liabilities related to acquisitions	(250)	(250)
Cash paid for net assets related to acquisitions	(4,200)	(200)
Software developed for internal use	-	(29)
Software development costs capitalized	(718)	(984)
Net cash used in investing activities	$(5,389)	$(1,949)
Financing activities:
Borrowings under line of credit, net	$750	$400
Payments on long-term debt	(319)	(224)
Borrowings under long-term debt	2,168	-
Payments of capital lease obligations , net	(115)	(5)
Proceeds from issuance of common stock	72	141
Net cash provided by financing activities	$2,556	$312
Effect of foreign currency exchange rate changes on cash	(21)	(4)
Net change in cash and cash equivalents	(120)	(1,614)
Cash and cash equivalents at beginning of period	1,808	2,195
Cash and cash equivalents at end of period	$1,688	$581
Cash paid for interest	$176	$150
Cash paid for income taxes	$55	$70

Non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$1,980	$131
Debt issued in connection with acquisitions	2,933	-
Capital leases acquired in connection with acquisitions	109	-
Issuance of common stock related to payment of contingent liabilities	42	33
Tax benefit of stock options exercised	55	-
Issuance of common stock related to payment of director compensation	69	234
Issuance of common stock related to payment of employee compensation	38	91
Contingent liabilities incurred in connection with acquisition	711	-

See accompanying notes

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or “the Company”) creates software-as-a-service (“SaaS”), data-as-a-service (“DaaS”) and other solutions that help equipment manufacturers, distributors and dealers in selected vertical markets to Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used inventory, parts, garments, and accessories (”PG&A”) for customers in the outdoor power equipment (“OPE”), powersports, automotive tire and wheel (“ATW”), home medical equipment (“HME”), marine, recreational vehicle (“RV”) and appliances industries.  Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content that spans more than 750,000 equipment models from over 1,500 manufacturers. More than 23,500 equipment dealers, 195 distributors and 3,360  brands worldwide leverage our web and eCatalog platforms to Sell More Stuff!

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

For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Revenues for professional services to customize complex features and functionality in a product’s base software code or develop complex interfaces within a customer’s environment are recognized as the services are performed if they are determined to have standalone value to the customer or if all of following conditions are met i) the customer has a contractual right to take possession of the software; ii) the customer will not incur significant penalty if it exercises this right; and iii) it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software .  When the current estimates of total contract revenue for professional services and the total related costs indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.  Professional service revenues for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of the arrangement, are amortized over the term of the contract.

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

No single customer accounted for 5% or more of ARI’s revenue during the three and six months ended January 31, 2015 and 2014.

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

The amortization of software products is computed using the straight-line method over the estimated economic life of the product which currently runs from two to nine years. Amortization starts when the product is available for general release to customers.  The Company capitalizes software enhancements on an on-going basis and all other software development and support expenditures are charged to expense in the period incurred.

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

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP.   We had no provisions for legal proceedings during the three and six months ended January 31, 2015 and 2014.

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

The following table is a reconciliation of basic and diluted net income per common share (in thousands, except per share data):

	Three months ended January 31		Six months ended January 31
	2015	2014	2015	2014

Net income (loss)	$260	$(461)	$364	$(436)

Weighted-average common shares outstanding	14,393	13,184	14,043	13,154
Effect of dilutive stock options and warrants	468	-	432	-
Diluted weighted-average common shares outstanding	14,861	13,184	14,475	13,154

Net income (loss) per share
Basic	$0.02	$(0.03)	$0.03	$(0.03)
Diluted	$0.02	$(0.03)	$0.03	$(0.03)

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	-	1,462	5	1,462

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Total Leverage Ratio, as defined in the Modification Agreement.  The Company had $750,000 outstanding on the revolving credit facility and the effective interest rate was 3.75% at January 31, 2015.

	Applicable Margin	Applicable Margin
Total Leverage Ratio	for Libor Loans	for Prime Rate Loans

>= 2.50 to 1.0:	3.25%	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	3.00%	1.00%
<= 1.75 to 1.00:	2.75%	0.50%

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

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.00 to 1.00 and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Modification Agreement) equal to or greater than 1.25 to 1.00. The Modification Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Modification Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.

TCS Promissory Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes (the “Notes”) in the aggregate principal amount of $3,000,000 to the former owners of TCS. In February 2015, the principal amount of the Notes was reduced by $66,575 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.  The Notes initially will accrue interest on the outstanding unpaid principal balance at a rate per annum equal to 5.0%; however, if any amount payable under a Note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full. Accrued interest on the Notes will be due and payable quarterly commencing on December 29, 2014 and continuing on each 90th calendar day thereafter, until September 30, 2018, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the Notes will be interest only payments, and payments of principal and interest shall not commence until the payment due on December 29, 2015. The payments are subject to acceleration upon certain Events of Default, as defined in the Notes.

The following table sets forth certain information related to the Company’s long-term debt as of January 31, 2015 and July 31, 2014 (in thousands):

	January 31	July 31
	2015	2014
Notes payable principal	$8,832	$4,050
Less current maturities	(855)	(675)
Notes payable - non-current	$7,977	$3,375

Minimum principal payments due on the SVB Term Note and the TCS Notes are as follows for the fiscal years ending (in thousands):

	SVB Term Note	TCS Notes	Total Notes Payable
2015	$303	$—	$303
2016	605	733	1,338
2017	832	978	1,810
2018	1,134	978	2,112
2019	1,210	244	1,454
2020	1,815	—	1,815
	$5,899	$2,933	$8,832

4. Business Combinations

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and digital marketing services designed exclusively for dealers, wholesalers, retreaders and manufacturers within the automotive tire and wheel industries. Consideration for the acquisition included (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes in aggregate principal amount of $2,933,000 (as adjusted) to the former owners of TCS; and (4) a contingent earn-out purchase price contingent upon the attainment of specific revenue goals over the first three years following the acquisition.

The acquisition eliminated a direct competitor and increased the Company’s portfolio of automotive tire and wheel dealer websites by more than 30%.  The acquisition is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provides solutions for the entire automotive tire and wheel supply chain, including wholesalers, retreaders and manufacturers.  TCS offers a business management solution for tire and wheel dealers as well as for auto repair shops.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for our customers, shareholders and employees.

The acquisition was funded from cash on hand, an increase in our SVB Term Loan, funds available on our revolving credit facility and seller financing.  The following tables show the preliminary allocation of the purchase price (in thousands):

Purchase
Price
Cash	$4,200
Financed by note payable	2,933
Issuance of common stock	1,980
Contingent earn-out	711
Purchase price	$9,824

Preliminary
Purchase
Allocation
Trade receivables, less allowance for doubtful accounts of $260	$594
Prepaid expense and other	34
Assumed liabilities	(628)
Furniture and equipment	120
Software product costs	790
Intangible assets	4,080
Goodwill	4,834
Purchase price allocation	$9,824

Estimated intangible assets include the fair value of tradenames, customer relationships, and non-competition agreements.  Estimated goodwill represents the additional benefits provided to the Company by the acquisition of TCS through operational synergies.  The Company cannot determine revenue and expenses specifically related to the TCS operation since the date of acquisition,  as we have begun integration of the businesses.  The Company acquired approximately $5,200,000 of tax deductible goodwill related to the TCS acquisition.

The final purchase price, as well as the purchase price allocation, is subject to the completion of the final valuation of the net assets acquired and contingent earn-out. The final valuation is expected to be completed as soon as is practicable but no later than September 30, 2015 and could have a material impact on the preliminary purchase price allocation disclosed above.

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

Three months ended January 31			Six months ended January 31
2015		2014	2015	2014
Revenue	$10,139	$9,329	$20,167	$18,536
Net income	$260	$(456)	$503	$(438)

Net income per common share:
Basic	$0.02	$(0.03)	$0.04	$(0.03)
Diluted	$0.02	$(0.03)	$0.03	$(0.03)

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of TCS, and the tax effect of the historical TCS results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Three months ended January 31		Six months ended January 31
	2015	2014	2015	2014

Amortization of intangible assets	-	81	54	162
Acquisition-related professional fees	-	-	(210)	-
Interest expense	-	67	45	135
Income tax benefit (expense )	-	3	92	(1)

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

On October 22, 2013, the Company amended the Ready2Ride Asset Purchase Agreement in relation to the earn-out payments as follows: (i) the first earn-out payment was composed of $125,000 paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment of $125,000, was paid in September 2014 and 15,000 shares of common stock were issued in September 2014; and (iii) the third earn-out payment is composed of $125,000 and 15,000 shares of common stock payable in September 2015.

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

The Company recorded a gain on change in fair value of the estimated contingent earn-out payable of approximately $26,000 or $0.00 per basic and diluted share as a result of the amendment in the first quarter of fiscal 2014.

The remaining estimated contingent payments due as of January 31, 2015 related to the Ready2Ride and TCS acquisitions are as follows (in thousands):

2016	$679
2017	190
2018	88
Total estimated payments	957
Less imputed interest	(62)
Present value of contingent liabilities	$895

The following table shows changes in the estimated holdback and earn-out payable related to the Ready2Ride and TCS acquisitions for the six months ended January 31 (in thousands):

	Six months ended January 31
	2015	2014
Beginning balance	$448	$721
Additions (TCS)	711	-
Payments	(292)	(283)
Imputed interest recognized	28	43
Gain on change in fair value of earn-out	-	(26)
Ending balance	$895	$455
Less current portion	$(668)	$(286)
Ending balance, long-term	$227	$169

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

The remaining earn-out receivable totals $22,000 in prepaid expenses and other on the consolidated balance sheet at January 31, 2015, with estimated receivables as follows (in thousands):

Total estimated current payments receivable	$24
Less imputed interest	(2)
Present value of earn-out receivable	$22

  The following table shows changes in the earn-out receivable during the six months ended January 31, 2015 (in thousands):

	Six months ended January 31
	2015	2014
Beginning balance	$73	$160
Net receipts	(58)	(37)
Imputed interest recognized	7	8
Ending balance	$22	$131

6. Other Intangible Assets

Amortizable intangible assets include customer relationships and other intangibles including trade names and non-compete agreements.  We  estimate that we acquired $4,080,000 of intangible assets from the TCS acquisition in the first quarter of fiscal 2015.  Amortizable intangible assets are composed of the following at January 31, 2015 and 2014 (in thousands):

	Six months ended January 31, 2014			Wtd. Avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,064	$(3,090)	$3,974
Activity	110	(250)	(140)
Ending balance	$7,174	$(3,340)	$3,834	11.29

Other intangibles
Beginning balance	$383	$(258)	$125
Activity	-	(58)	(58)
Ending balance	$383	$(316)	$67	0.72

Total intangibles
Beginning balance	$7,447	$(3,348)	$4,099
Activity	110	(308)	(198)
Ending balance	$7,557	$(3,656)	$3,901	11.11

	Six months ended January 31, 2015			Wtd. Avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,174	$(3,584)	$3,590
Activity	2,680	(360)	2,320
Ending balance	$9,854	$(3,944)	$5,910	12.49

Other intangibles
Beginning balance	$383	$(361)	$22
Activity	1,400	(99)	1,301
Ending balance	$1,783	$(460)	$1,323	2.05

Total intangibles
Beginning balance	$7,557	$(3,945)	$3,612
Activity	4,080	(459)	3,621
Ending balance	$11,637	$(4,404)	$7,233	11.88

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock option compensation expense recognized by the Company was approximately $40,000 and $12,000 during the three month periods ended January 31, 2015 and 2014, respectively, and approximately $69,000 and $48,000 during the six month periods ended January 31, 2015 and 2014, respectively. There was approximately $234,000 and $326,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of January 31, 2015 and 2014, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the periods presented.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

	Three months ended January 31		Six months ended January 31
	2015	2014	2015	2014
Expected life (years)	5 years	10 years	5 years	10 years
Risk-free interest rate	1.7%	2.8%	1.7%	2.8%
Expected volatility	65.7%	73.4%	65.3%	73.4%
Expected forfeiture rate	7.0%	28.7%	7.0%	16.8%
Expected dividend yield	-	-	-	-
Weighted-average estimated
fair value of options granted
during the year	$1.97	$2.56	$1.80	$2.56
Cash received from the exercise
of stock options	$56,000	$125,000	$80,000	$141,000

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

Changes in option shares under the 2000 Plan during the three and six months ended January 31, 2015 and fiscal 2014 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 10/31/13	963,661	$1.43	3.93	$1,773,485
Granted	-	n/a	n/a	n/a
Exercised	(127,500)	0.74	n/a	n/a
Forfeited	(14,087)	0.70	n/a	n/a
Outstanding at 1/31/14	822,074	$1.55	3.21	$1,514,709
Exercisable at 1/31/14	820,700	$1.55	3.20	$1,510,836

Outstanding at 10/31/14	508,125	$1.57	3.31	$960,733
Granted	-	n/a	n/a	n/a
Exercised	(34,375)	2.23	n/a	n/a
Forfeited	(750)	1.24	n/a	n/a
Outstanding at 1/31/15	473,000	$1.52	3.22	$912,198
Exercisable at 1/31/15	473,000	$1.52	3.22	$912,198

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/13	986,786	$1.41	4.22	$1,564,296
Granted	-	n/a	n/a	n/a
Exercised	(147,500)	0.74	n/a	n/a
Forfeited	(17,212)	0.75	n/a	n/a
Outstanding at 1/31/14	822,074	$1.55	3.21	$1,514,709
Exercisable at 1/31/14	820,700	$1.55	3.20	$1,510,836

Outstanding at 7/31/14	611,300	$1.60	3.18	$834,752
Granted	-	n/a	n/a	n/a
Exercised	(137,350)	1.89	n/a	n/a
Forfeited	(950)	1.26	n/a	n/a
Outstanding at 1/31/15	473,000	$1.52	3.22	$912,198
Exercisable at 1/31/15	473,000	$1.52	3.22	$912,198

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 at January 31, 2015 and 2014.

Changes in the 2000 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2015 and 2014 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/13	14,961	$0.62
Granted	-	n/a
Vested	-	n/a
Forfeited	(13,587)	0.63
Non-vested at 1/31/14	1,374	$0.57

Non-vested at 10/31/14	-	$-
Granted	-	n/a
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 1/31/15	-	$-

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/13	27,461	$0.64
Granted	-	n/a
Vested	(12,500)	0.67
Forfeited	(13,587)	0.63
Non-vested at 1/31/14	1,374	$0.57

Non-vested at 7/31/14	-	$-
Granted	-	n/a
Vested	-	n/a
Forfeited	-	n/a
Non-vested at 1/31/15	-	$-

The weighted average remaining vesting period was 0 and .5 years at January 31, 2015 and 2014, respectively.

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

The exercise price for options and stock appreciation rights under the 2010 Plan cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant, and the exercise prices for options and stock appreciation rights cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan.  The maximum term of options and stock appreciation rights under the 2010 Plan is 10 years.  The 2010 Plan does not have liberal share counting provisions (such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan).

Changes in option shares under the 2010 Plan during the three and six months ended January 31, 2015  and 2014 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 10/31/13	385,585	$1.24	8.45	$781,652
Granted	100,000	3.25	n/a	n/a
Exercised	(45,000)	0.88	n/a	n/a
Forfeited	(14,500)	0.89	n/a	n/a
Outstanding at 1/31/14	426,085	$1.76	8.67	$693,641
Exercisable at 1/31/14	178,440	$1.29	8.07	$374,908

Outstanding at 10/31/14	485,876	$2.24	8.16	$593,984
Granted	5,000	3.54	n/a	n/a
Exercised	(22,375)	1.83	n/a	n/a
Forfeited	(14,000)	2.15	n/a	n/a
Outstanding at 1/31/15	454,501	$2.27	8.15	$534,732
Exercisable at 1/31/15	203,752	$1.72	7.40	$351,925

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/13	394,460	$1.25	8.70	$691,485
Granted	100,000	3.25	n/a	n/a
Exercised	(45,000)	0.88	n/a	n/a
Forfeited	(23,375)	1.10	n/a	n/a
Outstanding at 1/31/14	426,085	$1.76	8.67	$693,641
Exercisable at 1/31/14	178,440	$1.29	8.07	$374,908

Outstanding at 7/31/14	482,542	$2.16	8.56	$453,057
Granted	50,000	3.24	n/a	n/a
Exercised	(38,375)	1.52	n/a	n/a
Forfeited	(39,666)	2.84	n/a	n/a
Outstanding at 1/31/15	454,501	$2.27	8.15	$534,732
Exercisable at 1/31/15	203,752	$1.72	7.40	$351,925

The range of exercise prices for options outstanding under the 2010 Plan was $0.58 to $3.54 and $0.58 to $3.25 at January 31, 2015 and 2014, respectively.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three and six months ended January 31, 2015  and 2014 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 10/31/13	161,145	$1.29
Granted	100,000	3.25
Vested	-	1.00
Forfeited	(13,500)	0.90
Non-vested at 1/31/14	247,645	$2.10

Non-vested at 10/31/14	253,499	$2.66
Granted	5,000	3.54
Vested	-	-
Forfeited	(7,750)	1.26
Non-vested at 1/31/15	250,749	$2.72

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/13	177,145	$1.25
Granted	100,000	3.25
Vested	(15,000)	0.84
Forfeited	(14,500)	0.98
Non-vested at 1/31/14	247,645	$2.10

Non-vested at 7/31/14	227,499	$2.60
Granted	50,000	3.24
Vested	-	-
Forfeited	(26,750)	2.65
Non-vested at 1/31/15	250,749	$2.72

The weighted average remaining vesting period was 2.63 and 1.55 years at January 31, 2015 and 2014, respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 263,974 and 224,955 of the shares have been issued as of January 31, 2015 and 2014, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Long-Term Executive Bonus Plan

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.  The amount of the award is determined after the close of the fiscal year based on subjective performance criteria.  Except as otherwise provided by the Compensation Committee, awards will consist of (i) restricted stock based on a percentage of base salary and the number of shares granted will be based upon the closing price of the shares at the time the Committee determines the amount of the Award, which will be the same as the grant date of the restricted stock and (ii) cash to cover the minimum withholding taxes on the Award. The restricted stock will be granted under the ARI 2010 Equity Incentive Plan and will vest in four installments, beginning on the date of issuance and the next three anniversaries of the date of issuance.  Awards under the LTEB are expensed over the requisite service period plus the vesting period.  The Company expensed $43,000 and $70,000 during the three months ended January 31, 2015 and 2014, respectively, and $86,000 and $100,000 during the six months ended January 31, 2015 and 2014, respectively, related to the LTEB. A portion of this expense relates to the amortization of restricted shares issued and expensed over their vesting period and a portion relates to bonus expense accrued, but unissued, recognized over the requisite service period.

Restricted Stock

Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be granted in the form of shares of common stock, restricted stock or restricted stock units.  The Company grants restricted stock to its directors as an annual retainer, its officers under the LTEB and from time to time to directors, officers or employees as incentive compensation or as discretionary compensation in place of cash.  The Company recognized compensation expense, exclusive of amounts related to LTEB expense disclosed above, of $42,000 and $40,000 during the three months ended January 31, 2015 and 2014, respectively, and $86,000 and $76,000 during the six months ended January 31, 2015 and 2014, respectively,  related to restricted stock expensed over the vesting period.

Changes in unvested restricted shares of common stock under the 2010 Plan during the three and six months ended January 31, 2015 and 2014 were as follows:

	Three months ended January 31		Six months ended January 31
	2015	2014	2015	2014
Beginning balance unvested restricted stock	94,913	81,000	93,704	85,500
Granted	41,652	124,260	71,471	124,260
Vested	—	(72,000)	(28,610)	(76,500)
Ending balance unvested restricted stock	136,565	133,260	136,565	133,260

8.     Income Taxes

The unaudited provision for income taxes for the three and six months ended January 31, 2015 and 2014 is composed of the following (in thousands):

	Three months ended January 31		Six months ended January 31
	2015	2014	2015	2014
Current:
Federal	$(9)	$—	$(11)	$—
State	(19)	—	(36)	(6)
Change in valuation allowance	17	32	17	32
Deferred, net	(263)	194	(333)	116
Income tax benefit (expense)	$(274)	$226	$(363)	$142

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

The Company also has NOLs related to tax losses incurred by its Netherlands operation.  Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years.  The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company.  This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity.  In the opinion of the company, there is not enough positive evidence to overcome this negative evidence.  Therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at January 31, 2015 and 2014.  In the fourth quarter of fiscal 2014, management reclassified the net deferred tax assets to show the gross deferred tax assets related to the Netherlands NOLs of approximately $761,000 and the related full valuation allowance.

As of January 31, 2015, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $5,834,000, $3,207,000 and $2,985,000, respectively, which expire as follows (in thousands):

Twelve months ended July 31,	Federal	State	International
2015	$-	$3,128	$798
2016	-	-	773
2017	-	-	324
2018	-	-	171
2019	-	4	-
2020	4,884	-	92
2021	-	-	121
2022	-	-	268
2023	-	-	265
2024	4	-	173
2025	-	75	-
2030	946	-	-
	$5,834	$3,207	$2,985

* Years not shown have no amounts that expire.

An assessment is performed periodically of the likelihood that the Company’s net deferred tax assets will be realized from future taxable income.  To the extent management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, a valuation allowance is established.  This assessment is based on all available evidence, both positive and negative, in evaluating the likelihood of realizability.  Issues considered in the assessment include future reversals of existing taxable temporary differences, estimates of future taxable income (exclusive of reversing temporary differences and carryforwards) and prudent tax planning strategies available in future periods.  Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term.  To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the consolidated statements of operations.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34%, the state rate of approximately 3% to U.S. based income (loss) before income taxes for the three and six months ended January 31 is as follows (in thousands):

	Three months ended January 31		Six months ended January 31
	2015	2014	2015	2014
Computed federal and state income taxes at 37%	$(235)	$218	$(332)	$154
Permanent items	(78)	(9)	(24)	(32)
Change in estimated valuation allowance	—	32	—	32
Other	39	(15)	(7)	(12)
Income tax (expense) benefit	$(274)	$226	$(363)	$142	-

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of January 31, 2015 and 2014.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.  Fiscal years subsequent to 2010 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and six months ended January 31, 2015 and 2014, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion, including, without limitation, the section entitled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2014, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Our SaaS, DaaS and other solutions include: (i) eCommerce-enabled websites, which provide a web presence for dealers and serve as a platform for driving leads and eCommerce sales; (ii) eCatalog content, which drives sales of inventory and PG&A both online and within the dealership; (iii) fully integrated business management software for the ATW market; (iv) lead management software designed to increase sales for dealers through more efficient management and improved closure of leads; and (v) digital marketing solutions designed to generate leads and drive traffic both on-line and in store for our dealer customers. Our solutions also improve our customers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both of which serve to significantly improve a customer’s overall experience with the dealer.

Our SaaS, Daas and other solutions are sold through our internal sales force and are composed primarily of monthly recurring subscriptions, recurring license and eCatalog subscriptions and, in the case of business management software, perpetual license and maintenance contracts.  Customers typically sign annual, auto-renewing contracts.  Today, approximately 90% of our revenues are recurring.

In addition to our award-winning SaaS and DaaS solutions, ARI offers a suite of complementary products and services designed to supplement our four primary offerings in order to help our customers Sell More Stuff!™

Web Platform Solutions

Our eCommerce-enabled website solutions provide consumers with information about a dealership and its product lines through our extensive library of electronic catalog content and allow consumers to obtain information on whole goods and purchase PG&A via the dealers’ website 24 hours a day, 7 days a week.  Our website solutions are tailored to each of the vertical markets we serve and are tightly integrated with our electronic library of inventory and PG&A content.  We also offer a mobile solution that allows dealers’ websites to be fully functional on smart mobile phones.

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

eCatalog Platform Solutions

Our eCatalog solutions, which encompass our PartSmart®, PartSmart Web™, PartStream™, and AccessorySmart™ products, leverage our industry-leading library of electronic whole goods and PG&A content to allow distributors and dealers to view and interact with this information to efficiently support the sales and service of equipment.  We believe that our eCatalog solution is the fastest and most efficient in the market, as it allows multi-line dealers to quickly access data for any of the brands serviced from within the same software, allowing the dealer’s parts and service operations to more quickly identify, locate and sell products and services to their customers. Our eCatalog solutions include:

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

Other Solutions

We also offer a suite of complementary solutions, which include software and website customization services and hosting services. Through the September 2014 acquisition of Tire Company Solutions, LLC (“TCS”), we acquired a fully integrated suite of business management software solutions for the ATW market.  These solutions, TirePower for tire retailers, ePower for tire wholesalers and TreadTracks for tire retreaders, are designed to streamline every aspect of a dealer’s operations to allow them to provide improved customer service.  These products are sold through our dedicated internal sales team, and fees charged include a perpetual one-time license or installation fee, maintenance and other fees.

Our Growth Strategy

ARI’s goal is to become the leading provider of SaaS, Daas and other solutions that help our customers, in selected vertical markets, efficiently and effectively sell and service more whole goods and PG&A – in other words, to Sell More Stuff!™   Our goal is to grow revenues at a double-digit rate and to grow earnings through scalability.  We will provide our solutions to dealers, distributors, manufacturers, service providers, and consumers in vertical markets where the finished goods are complex equipment requiring service and are primarily sold and serviced through an independent dealer channel.  We believe this strategy will drive increased value to our shareholders, customers and employees.

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

Drive organic growth through innovative new solutions, differentiated content, entering new markets and expanding geographically

As a subscription-based, recurring revenue (“RR”) business, the most important drivers of future growth are increasing the level of our RR and reducing the rate of our customer churn.  We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees, and we define churn as the percentage of RR that does not renew.  During the six months ended January 31, 2015, our RR increased 12.1% over the same period last year while the percentage of our total revenues that were RR decreased to 89.9% for the six months ended January 31, 2015 from 94.7% for the same period in fiscal 2014, primarily due to TCS having a lower percentage of RR than our historical RR.

•

Develop and deploy innovative new solutions.  We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products.  The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD.  This fiscal year, we released a number of new features, upgrades and products including the following:

Web Platform

o

We developed an all new whole goods shopping experience, delivering the most advanced unit inventory browsing experience in the market, which includes convenient search and filtering capabilities that rival the leading independent shopping portals.

o

We released the first smartphone and tablet application for iOS and Android in the market that enables dealers to manage all of their unit inventory directly from the app, including adding units, taking photos, managing promotions, and pushing inventory to third party channels such as CycleTrader and Craigslist.

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

o

We developed and released an all new tire shopping experience, which presents consumers with targeted tire recommendations for their unique vehicle based on various key decision criteria, such as expert recommendations, best warranty, best promotion, lowest price, and more, as well as significantly reducing the number of steps required to submit a quote, which resulted in a 48% increase in leads to our dealers.

o	We developed additional integrations to leading credit card processors, as well as additional integration points for 3rd parties to integrate with our software to streamline order processing.

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

o

We completed a partnership and integration of our DaaS offering with Channel Advisor, the leader in multi-channel e-commerce, to help dealers utilize our data to automatically place product sales listings on Amazon and eBay.

These product enhancements were designed to automate and enhance the marketing, sales and servicing activities for our customers, in order to help them sell and service more parts, garments, accessories and whole goods.

•

Differentiate our content.  We believe we have the largest library of replacement part, major unit, and PG&A content in the vertical markets we serve.  This fiscal year, we authored 5 new OEM parts catalogs and we added 7 new product catalogs to our library, encompassing more than 40,000 new items.  However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire.   We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.  This fiscal year, our enrichment activities included the addition of over 230,000 new part-to-unit fitments and 115,000 new product attributes. Additionally, we substantially expanded the level of enrichment of our tire product information with the addition of 11 new performance and quality classifications to better aid the shopping experience, such as dry handling, wet handling, snow traction, and braking.  We have also continued integrating analytic tools into several of our products, offering value-added feedback to our customers and channel partners to help them “Sell More Stuff!”

•

Enter new markets.  ARI currently maintains a significant share in our core vertical markets of OPE, powersports, marine, RV and appliances.  Accordingly, we anticipate low single-digit growth in these markets.

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

To this end we have a business development resource solely dedicated to obtaining new international content and to date, we have added 14 new catalog content offerings in the international OPE market and 3 catalogs within the other vertical markets we serve.  We have continued to establish relationships with OEMs in China and Europe. Also, we have upgraded our product roadmaps to allow us to rapidly deploy our products in these markets as discussed above.

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve high single-digit to low double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn is one of the most important metrics we track and manage.  We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn. On a trailing 12 month basis, customer churn was 14.5% for the period ended January 31, 2015.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

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
powersports industry

Summary of Operating Results

Total revenue increased 24.6% or $2,004,000 for the three months ended January 31, 2015 compared to the same period last year.  Year to date revenue increased 18.1% or $2,956,000.  Recurring revenue constituted 90.2% and 89.9% of our total revenue for the three and six months ended January 31, 2015 respectively, compared to 94.7% for the same periods last year. Recurring revenue increased 18.8% and 12.1% during the three and six months ended January 31, 2015, compared to the same periods last year. The growth in year over year total revenue was attributable to incremental revenue from the TCS business acquired in September 2014, as well as organic growth in revenue from ARI’s historical products.

Operating income increased 210.6% or $1,276,000, from ($606,000) for the three months ended January 31, 2014 to $670,000 for the same period this year and 317.1% or 1,392,000 from ($439,000) for the six months ended January 31, 2014 to $953,000 for the same period this year.  Net operating expenses increased 7.8% or $552,000 and 8.9% or $1,199,000 during the three and six month periods ending January 31, 2015, compared to the same periods last year, primarily due to the additional costs of the TCS operation and transaction fees related to the TCS acquisition partially offset by $234,000 in severance and related costs incurred in January 2014 as a result of the workforce reduction.

Net income was $260,000 or $0.02 per share for the three months ended January 31, 2015, compared to ($461,000) or ($0.03) per share for the same period last year.  Net income for the six months ended January 31, 2015 was $364,000 or $0.03 per share compared to ($436,000) or ($0.03) per share for the same period last year.

Cash provided by operations was $2,734,000 during the six months ended January 31, 2015 compared to $27,000 during the same period last year as a result of revenue growth, operational efficiencies and the workforce reduction made in January 2014.

Revenue

The following table summarizes our RR and non-recurring revenue by product for the three and six months ended January 31 (in thousands).

	Three months ended January 31					Six months ended January 31
	2015	% of Total	2014	% of Total	% Change	2015	% of Total	2014	Total	% Change
Website	$5,237	51.7%	$4,065	50.0%	28.8%	$9,694	50.4%	$8,283	50.8%	17.0%
eCatalog	3,448	34.0%	3,558	43.7%	(3.1)%	6,924	36.0%	7,106	43.6%	(2.6)%
Lead management	307	3.0%	231	2.8%	32.9%	592	3.1%	458	2.8%	29.3%
Digital marketing	340	3.4%	102	1.3%	233.3%	571	3.0%	166	1.0%	244.0%
Other	807	8.0%	179	2.2%	350.8%	1,470	7.6%	282	1.7%	421.3%
Total revenue	$10,139	100.0%	$8,135	100.0%	24.6%	$19,251	100.0%	$16,295	100.0%	18.1%

Recurring revenue	9,201	90.7	7,700	94.7	19.5%	17,352	90.1	15,429	94.7	12.5%
Non-recurring revenue	938	9.3	435	5.3	115.6%	1,899	9.9	866	5.3	119.3%
Total revenue	$10,139	100.0%	$8,135	100.0%	24.6%	$19,251	100.0%	$16,295	100.0%	18.1%

Total revenue increased 24.6% or $2,004,000 and 18.1% or $2,956,000 for the three and six months ended January 31, 2015, compared to the same periods last year.  Recurring revenue increased 19.5% or $1,501,000 and 12.5% or 1,923,000 for the three and six months ended January 31, 2015, compared to the same periods last year.  RR represented 90.1% of total revenues in the first six months of fiscal 2015 versus 94.7% in the first six months of fiscal 2014.  The decline in RR, as a percentage of total revenue for the six months ended January 31, 2015, was contributed to by the mix in revenue related to the TCS business which, due to some of its perpetually licensed software, has a lower percentage of RR than our historical business, as well as the mix in revenue related to non-recurring professional services in the period.

Website Revenue

Our Website solutions generate revenue from one-time set-up and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees.  Our website solutions are typically sold as one year, renewable contracts with monthly payment terms.  Websites have become ARI’s largest source of revenue and accounted for 51.7% and 50.4% of total revenue during the three and six months ended January 31, 2015 respectively.  Website revenue increased 28.8% to $5,237,000 and 17.0% to $9,694,000 for the three and six months ended January 31, 2015, compared to the same period last year. The growth in Website revenue was the result of both organic growth and our acquisition of TCS in September 2014.  We anticipate that our web platforms will continue to be the Company’s largest source of growth, much of this growth coming in the ATW market which is the primary market serviced by the TCS operation.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. Catalog is our second largest source of RR, representing 34.0% and 36.0% of total revenue during the three and six months ended January 31, 2015.  eCatalog revenue decreased 3.1% or 110,000 and 2.6% or 182,000 during the three and six months ended January 31, 2015, compared to the same periods last year, due to a decrease in RR.  eCatalog revenues have historically had the Company’s lowest revenue growth rates, primarily attributable to ARI’s already strong market position.  The catalog content provided in our eCatalog solutions help to drive sales growth in our Website and Lead Management solutions as well, so while eCatalog revenue has declined to date this fiscal year, it continues to drive growth in other areas of the business.

Lead Management Revenue

Lead management revenue is primarily generated from renewable subscription fees and variable transaction fees for the use of our Footsteps™ products.  Lead management revenue increased 32.9% to $307,000 and 29.3% to $592,000 during the three and six months ended January 31, 2015 compared to the same periods last year, as a result of growth in both recurring subscriptions and non-recurring set-up fees.  Management is currently reviewing various options with respect to the Footsteps™ product, including the possibility of including the core functionality of the product within our web platforms and expects this product to continue to be instrumental in our goal of helping our customers Sell More Stuff!TM

Digital Marketing Revenue

Revenues from our digital marketing solutions are generated from set-up fees and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements. Digital marketing services is a relatively new service offering by ARI and in the third quarter of fiscal 2014 we went to market with a more robust offering in the space.  This new offering includes RR services derived from of our integration of the DUO business we acquired in November 2013.  In addition to this, the recently acquired TCS business provides recurring digital marketing services to its customers.  Total digital marketing revenue increased 233.3% to $340,000 and 244.0% to $571,000 during the three and six months ended January 31, 2015 compared to the same periods last year.  We expect digital marketing revenue to continue to increase over the prior year as we continue to grow this business.

Other Revenue

We also offer a suite of complementary solutions, which include software and website customization services, perpetually licensed software and hosting services.  Other revenue increased 350.8% to $807,000 and 421.3% to $1,470,000 during the three and six months ended January 31, 2015 compared to the same periods last year.  The increase in other revenue is due to an increase in our professional services revenue, related to a professional service contract with one of our major manufacturers.  In addition to this, other revenue increased due to the sale of business management software and services by the TCS operation.

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

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees. RR increased 19.5% or $1,501,000 and 12.5% or $1,923,000 for the three and six months ended January 31, 2015, compared to the same periods last year.  The growth in RR was primarily attributable to our Website products.  We expect Website RR to continue to be our largest contributor to RR growth in fiscal 2015.

Non-recurring Revenue

Non-recurring revenue is generated from certain offerings within the Company’s digital marketing services, including its lead generation tool SearchEngineSmart™, professional services related to software customization and data conversion, usage fees charged on our RR products, perpetual license revenue and other complementary products and services. Total non-recurring revenues were $938,000 and $1,899,000 for the three and six months ended January 31, 2015, versus $435,000 and $866,000 for the same periods last year, increases of 115.6% and 119.3%, respectively, primarily due to an increase in professional service revenue and perpetual license revenue related to TCS.  As a percentage of total revenues, non-recurring revenues were 9.9% for the six months ended January 31, 2015, versus 5.3% for the same period in fiscal 2014.

Our goal is to maintain non-recurring revenues of less than 10% of total revenues, as the margins on these revenues tend to be lower than our RR products.  Furthermore, these revenues must be resold each year.  Revenue from the TCS operation has a lower percentage of RR than our historical revenue due to a portion of its revenue being derived from perpetual licenses, however, these offerings carry similar margins to our historical RR and often are sold with a recurring revenue maintenance fee component.

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

The table below breaks out cost of revenue into each of these three categories for the three and six months ended January 31 (in thousands):

	Three months ended January 31				Six months ended January 31
		% of		% of		% of		% of
	2015	Revenue	2014	Revenue	2015	Revenue	2014	Revenue	% Change
Net revenues	$10,139		$8,135		$19,251		$16,295		18.1%
Cost of revenues:
Amortization of capitalized software costs	553	5.5%	519	6.4%	1,102	5.7%	962	5.9%	14.6%
Direct labor	523	5.2%	605	7.4%	999	5.2%	1,249	7.7%	(20.0)%
Other direct costs	786	7.8%	562	6.9%	1,510	7.8%	1,035	6.4%	45.9%
Total cost of revenues	1,862	18.4%	1,686	20.7%	3,611	18.8%	3,246	19.9%	11.2%
Gross profit	$8,277	81.6%	$6,449	79.3%	$15,640	81.2%	$13,049	80.1%	19.9%

Gross profit was $8,277,000 or 81.6% of revenue for the three months ended January 31, 2015, compared to $6,449,000 or 79.3% of revenue for the same period last year and $15,640,000 or 81.2% of revenue for the six months ended January 31, 2015, compared to $13,049,000 or 80.1% of revenue for the same period last year.  Direct labor costs as a percentage of revenue decreased for the three and six months ended January 31, 2015, compared to the same period last year due to operational efficiencies in our catalog production operation which resulted in a workforce reduction in January 2014.  Other direct costs increased as a percentage of revenue for the three and six months ended January 31, 2015, compared to the same periods last year, due to an increase in royalty expense as we expanded our website catalog offerings, as well as subcontracted labor that was used for a portion of our professional services work in the period.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

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

The following table summarizes our unaudited operating expenses by expense category for the three and six months ended January 31 (in thousands):

	Three months ended January 31					Six months ended January 31
		% of		% of			% of		% of
	2015	Revenue	2014	Revenue	% Change	2015	Revenue	2014	Revenue	% Change
Sales and marketing	$2,668	26.3%	$2,442	30.0%	9.3%	$5,210	27.1%	$4,899	30.1%	6.3%
Customer operations and support	1,871	18.5%	1,780	21.9%	5.1%	3,561	18.5%	3,391	20.8%	5.0%
Software development and technical support	1,072	10.6%	781	9.6%	37.3%	1,944	10.1%	1,337	8.2%	45.4%
General and administrative	1,588	15.7%	1,713	21.1%	(7.3)%	3,192	16.6%	3,201	19.6%	(0.3)%
Depreciation and amortization (1)	408	4.0%	339	4.2%	20.4%	780	4.1%	660	4.1%	18.2%
Net operating expenses	$7,607	75.0%	$7,055	86.7%	7.8%	$14,687	76.3%	$13,488	82.8%	8.9%

Exclusive of amortization of software products of $553, $518, $1,102 and $962 for the three and six months ended January 31, 2015 and 2014, respectively, which are included in cost of revenue.

Net operating expenses increased 7.8% or $552,000 and 8.9% or $1,199,000 for the three and six months ended January 31, 2015, compared to the same periods last year. The Company acquired the net assets of TCS in September 2014.  The increase in net operating expenses was largely due to transaction fees for the TCS acquisition and the TCS operating costs for the periods.  Management expects net operating expenses to continue to decline as a percentage of total revenue, as we integrate the TCS operation and, to the extent the Company can leverage growth in its core RR products, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 9.3% or $226,000 and 6.3% or $311,000 during the three and six months ended January 31, 2015, compared to the same periods last year.  The increase was primarily a result of the expenses associated with the TCS operations.  Sales and marketing expense as a percentage of revenue decreased from 30.1% of revenue in the first half of fiscal 2014 to 27.1% for the same period in fiscal 2015.  Management expects sales and marketing expense as a percentage of revenue to fluctuate, based upon the timing of the Company’s marketing events and trade show schedule and its decision to add additional sales and marketing resources to drive organic revenue growth.

Customer Operations and Support

Customer operations and support expense increased 5.1% or $91,000 and 5.0% or $170,000 during the three and six months ended January 31, 2015, compared to the same periods last year.  The increase was primarily a result of the expense associated with the TCS operations.  Customer operations and support expense as a percentage of revenue decreased from 20.8% of revenue during the first half of fiscal 2014 to 18.5% during the first half of fiscal 2015.  To the extent RR continues to grow, management expects customer operations and support expenses to continue to decline as a percentage of total revenues over time, as we realize anticipated cost savings related to the efficiencies implemented in the catalog conversion and customer implementation and support areas.

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

The table below summarizes our internal software development and technical support for the three and six months ended January 31 (in thousands):

	Three months ended January 31			Six months ended January 31
	2015	2014	% Change	2015	2014	% Change
Total software development and technical support costs	$1,853	$1,719	7.8%	$3,461	$3,423	1.1%
Less: amount capitalized as software development*	(253)	(333)	(24.0)%	(513)	(837)	(38.7)%
Less: direct labor classified as cost of revenues	(528)	(605)	(12.7)%	(1,004)	(1,249)	(19.6)%
Net software development and technical support costs classified as operating expenses	$1,072	$781	37.3%	$1,944	$1,337	45.4%

*Does not include capitalized interest expense or outside vendor costs directly capitalized

Total software development and technical support increased 7.8% or $134,000 and 1.1% or $38,000 during the three and six months ended January 31, 2015 versus the same periods last year.  The increase was primarily a result of the additional TCS software development and technical support costs, partially offset by the workforce reduction in January 2014.

During the three and six months ended January 31, 2015, we capitalized $253,000 and $513,000 of software development labor and overhead, versus $333,000 and $837,000 during the same periods last year.  In addition to internal capitalized software costs, we had outsourced development costs of $123,000 and $202,000 during the three and six months ended January 31, 2015 and $105,000 and $168,000 during the same periods last year.  During the six months ended January 31, 2015, we devoted resources to several enhancements to our website products and a major new upgrade to our web eCatalog product, but have largely completed our work on AccessorySmart and PartStream products, which contributed to the higher capitalization rate in the same period last year.

Direct labor classified as cost of sales declined 12.7% or $77,000 and 19.6% or $245,000 during the three and six months ended January 31, 2015, versus the same periods last year, due to workforce reduction, which was a result of efficiencies implemented in the catalog conversion and customer implementation and support areas partially offset by additional costs related to TCS.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense decreased 7.3% or $125,000 and 0.3% or $9,000 during the three and six months ended January 31, 2015, compared to the same periods last year.  The decrease was primarily a result of costs incurred in fiscal 2014 related to workforce reductions and a reduction in legal fees in the first half of fiscal 2015, compared to the same period last year.  These reductions were partially offset by general and administrative costs related to TCS and legal and other third party fees related to the acquisition of TCS.  General and administrative expense as a percentage of revenue decreased from 19.6% of revenue in the first half of fiscal 2014 to 16.6% for the same period in fiscal 2015.  Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business.

Other Income and Expense

The table below summarizes the components of other income and expenses for the three and six months ended January 31 (in thousands):

	Three months ended January 31			Six months ended January 31
	2015	2014	% Change	2015	2014	% Change
Interest expense	$(140)	$(78)	79.5%	$(229)	$(148)	54.7%
Loss on change in fair value of stock warrants	—	(10)	(100.0)%	—	(32)	(100.0)%
Gain on change in fair value of contingent liabilities	—	—	—%	—	26	(100.0)%
Other, net	4	7	(42.9)%	3	15	(80.0)%
Total other income (expense)	$(136)	$(81)	67.9%	$(226)	$(139)	62.6%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and earn-out payables.  Interest expense increased 79.5% or $62,000 and 54.7% or $81,000 during the three and six months ended January 31, 2015, compared to the same periods last year.  The increase in interest expense is a result of additional debt to partially fund the TCS acquisition.

Acquisitions

On September 30, 2014, we completed the acquisition of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive tire and wheel vertical.  Consideration for the acquisition included, (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes in aggregate principal amount of $3,000,000 to the former owners of TCS.  The principal amount of the Notes was reduced by $67,000 to $2,933,000 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement;   and (4) a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals.  The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000 and the estimated fair value is $711,000.

On November 5, 2013, the Company acquired the assets of DUO Web Solutions, a leading provider of social media and online marketing services for the powersports industry.  The transaction was not material to the Company’s financial statements.

Income Taxes

The Company has net deferred tax assets of $5,903,000 as of January 31, 2015, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $274,000 and $363,000 during the three and six months ended January 31, 2015, compared to income tax benefit of $226,000 and $142,000 during the same periods last year, primarily due to the increase in income before taxes.  We paid income taxes of $55,000 and $70,000 during the six months ended January 31, 2015 and 2014, respectively, primarily related to statutory alternative minimum taxes.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our Netherlands operation.  We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at January 31, 2015 and 2014.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements for the six months ended January 31 (in thousands):

	Six months ended January 31
	2015	2014	Change
Net cash provided by operating activities	$2,734	$27	$2,707
Net cash used in investing activities	(5,389)	(1,949)	(3,440)
Net cash provided by (used in) financing activities	2,556	312	2,244
Effect of foreign currency exchange rate changes on cash	(21)	(4)	(17)
Net change in cash	$(120)	$(1,614)	$1,494
Cash at end of period	$1,688	$581	$1,107

We utilized $120,000 of net cash during the six months ended January 31, 2015, compared to $1,614,000 during the same period last year.  We generated net cash provided by operating activities of $2,734,000 during the six months ended January 31, 2015 compared to $27,000 during the same period last year. This increase in cash generation was primarily due to increased profitability as a result cost reductions and increased revenues.

Cash used in investing activities increased $3,440,000 for the six months ended January 31, 2015, compared to the same period last year.  We paid cash of $4,200,000 as consideration for the TCS acquisition, paid $250,000 related to the Ready2Ride cash earn-out and holdback, capitalized $718,000 of software development costs, acquired technology and equipment of $279,000 and received $58,000 from an earn-out receivable, during the six months ended January 31, 2015.  We paid cash of $200,000 as consideration for the DUO acquisition, paid $250,000 related to the cash earn-out and holdback in connection with our August 2012 acquisition of the assets of Ready2Ride, Incorporated, capitalized $1,013,000 of software development costs, acquired technology and equipment of $523,000, and received $37,000 from an earn-out receivable during the same period last year. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash provided from financing activities was $2,556,000 during the six months ended January 31, 2015, as the Company increased its senior debt, as described below, to partially fund the TCS acquisition in September 2014.  Net cash provided by financing activities was $312,000 in fiscal 2014.

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans based on the Total Leverage Ratio.  The Company had $750,000 outstanding on the revolving credit facility and an effective interest rate was 3.75% at January 31, 2015.

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.25 to 1.00 through the period ending October 31, 2014 and 3.00 to 1.00 thereafter, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants as of January 31, 2015.

TCS Promissory Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes with an original aggregate value of $3,000,000 to the former owners of TCS. The principal amount of the Notes was reduced by $66,575 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.  The notes initially will accrue interest on the outstanding unpaid principal balance at a rate per annum equal to 5%; however, if any amount payable under a note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party exist at January 31, 2015.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2014.  There have been no significant changes to the risks described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1  First Amended and Restated Employment Agreement by and between Roy W. Olivier and ARI Network Services, Inc. dated as of February 5, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2015.

10.2 Form of performance-based Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2015.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 2015.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ William A. Nurthen _

William A. Nurthen

Vice President of Finance and Chief Financial Officer