Form 10-Q
period 2015-04-30
ARI NETWORK SERVICES INC /WI
filed 2015-06-15
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

YES  ☐      NO  ☑

As of June 9, 2015, there were 16,909,055 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2015

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	Apr 30	July 31
	2015	2014
ASSETS
Cash and cash equivalents	$2,161	$1,808
Trade receivables, less allowance for doubtful accounts of $386
and $359 at April 30, 2015 and July 31, 2014, respectively	2,271	1,212
Work in process	169	294
Prepaid expenses and other	1,114	1,030
Deferred income taxes	3,235	2,655
Total current assets	8,950	6,999
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,722	2,382
Leasehold improvements	626	626
Furniture and equipment	2,546	2,327
	5,894	5,335
Less accumulated depreciation and amortization	(4,026)	(3,564)
Net equipment and leasehold improvements	1,868	1,771
Capitalized software product costs:
Amounts capitalized for software product costs	24,729	22,676
Less accumulated amortization	(20,216)	(18,656)
Net capitalized software product costs	4,513	4,020
Deferred income taxes	2,451	3,507
Other long-term assets	82	72
Other intangible assets	8,092	3,612
Goodwill	18,517	12,367
Total non-current assets	35,523	25,349
Total assets	$44,473	$32,348

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)
	(Unaudited)	(Audited)
	Apr 30	July 31
	2015	2014
LIABILITIES
Current portion of long-term debt	$1,094	$675
Current portion of contingent liabilities	627	295
Accounts payable	766	656
Deferred revenue	7,796	7,415
Accrued payroll and related liabilities	1,690	1,336
Accrued sales, use and income taxes	137	123
Other accrued liabilities	773	472
Current portion of capital lease obligations	216	195
Total current liabilities	13,099	11,167
Long-term borrowings on line of credit	1,750	—
Long-term debt	7,587	3,375
Long-term portion of contingent liabilities	477	153
Capital lease obligations	133	233
Other long-term liabilities	194	214
Total non-current liabilities	10,141	3,975
Total liabilities	23,240	15,142
SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 15,149,055 and 13,506,316 shares issued and outstanding at April 30, 2015 and July 31, 2014, respectively	15	14
Additional paid-in capital	109,356	106,077
Accumulated deficit	(88,161)	(88,864)
Other accumulated comprehensive income (loss)	23	(21)
Total shareholders' equity	21,233	17,206
Total liabilities and shareholders' equity	$44,473	$32,348

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2015	2014	2015	2014
Net revenue	$10,280	$8,176	$29,531	$24,471
Cost of revenue	1,780	1,560	5,391	4,806
Gross profit	8,500	6,616	24,140	19,665
Operating expenses:
Sales and marketing	2,718	2,291	7,928	7,190
Customer operations and support	1,831	1,638	5,392	5,029
Software development and technical support (net of capitalized software product costs)	1,102	679	3,046	2,016
General and administrative	1,709	1,289	4,901	4,490
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	465	354	1,245	1,014
Net operating expenses	7,825	6,251	22,512	19,739
Operating income (loss)	675	365	1,628	(74)
Other income (expense):
Interest expense	(123)	(68)	(352)	(216)
Loss on change in fair value of stock warrants	—	4	—	(28)
Gain on change in fair value of estimated contingent liabilities	—	—	—	26
Gain on change in fair value of contingent assets	28	—	28	—
Other, net	2	12	5	27
Total other income (expense)	(93)	(52)	(319)	(191)
Income (loss) before provision for income tax	582	313	1,309	(265)
Income tax benefit (expense)	(243)	(153)	(606)	(11)
Net income (loss)	$339	$160	$703	$(276)

Weighted average common shares outstanding:
Basic	14,362	13,394	14,100	13,235
Diluted	14,786	13,790	14,536	13,235

Net income (loss) per common share:
Basic	$0.02	$0.01	$0.05	$(0.02)
Diluted	$0.02	$0.01	$0.05	$(0.02)

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2015	2014	2015	2014
Net income (loss)	$339	$160	$703	$(276)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6	(8)	44	(15)
Total other comprehensive income (loss)	6	(8)	44	(15)
Comprehensive income (loss)	$345	$152	$747	$(291)

     See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine months ended April 30
	2015	2014
Operating activities:
Net income	$703	$(276)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,560	1,494
Amortization of discount related to present value of earn-out	(10)	(12)
Amortization of bank loan fees	28	32
Interest expense related to earn-out payable	37	58
Depreciation and other amortization	1,245	1,014
Gain on change in fair value of earn-out receivable	(28)	-
Loss on change in fair value of stock warrants	-	28
Gain on change in fair value of earn-out payable	-	(26)
Provision for bad debt allowance	131	176
Deferred income taxes	531	(3)
Stock based compensation	198	197
Stock based director fees	107	132
Net change in assets and liabilities:
Trade receivables	(594)	(1,068)
Work in process	125	(7)
Prepaid expenses and other	(141)	(29)
Other long-term assets	(139)	(56)
Accounts payable	69	(157)
Deferred revenue	142	(722)
Accrued payroll and related liabilities	349	110
Accrued sales, use and income taxes	5	(15)
Other accrued liabilities	277	172
Net cash provided by operating activities	$4,595	$1,042
Investing activities:
Purchase of equipment, software and leasehold improvements	(469)	(592)
Cash received on earn-out from disposition of a component of the business	111	101
Cash paid for contingent liabilities related to acquisitions	(250)	(250)
Cash paid for net assets related to acquisitions	(5,950)	(200)
Software developed for internal use	-	(29)
Software development costs capitalized	(1,000)	(1,391)
Net cash used in investing activities	$(7,558)	$(2,361)
Financing activities:
Borrowings under line of credit, net	$1,750	$-
Payments on long-term debt	(470)	(337)
Borrowings under long-term debt	2,168	-
Proceeds from capital lease obligations incurred	-	312
Payments of capital lease obligations	(184)	(44)
Proceeds from issuance of common stock	75	237
Net cash provided by financing activities	$3,339	$168
Effect of foreign currency exchange rate changes on cash	(23)	(10)
Net change in cash and cash equivalents	353	(1,161)
Cash and cash equivalents at beginning of period	1,808	2,195
Cash and cash equivalents at end of period	$2,161	$1,034
Cash paid for interest	$256	$222
Cash paid for income taxes	$25	$70

Non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$2,780	$131
Debt issued in connection with acquisition	2,933	-
Capital leases acquired in connection with acquisitions	105	-
Issuance of common stock related to payment of contingent liabilities	42	33
Tax benefit of stock options exercised	55	-
Contingent liabilities incurred in connection with acquisition	911	-

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

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Duluth, Minnesota; Cypress, California; Floyds Knobs, Indiana; Cookeville, Tennessee; Salt Lake City, Utah; Wexford, Pennsylvania and Leiden, The Netherlands.

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

Revenues for professional services to customize complex features and functionality in a product’s base software code or develop complex interfaces within a customer’s environment are recognized as the services are performed if they are determined to have standalone value to the customer or if all of following conditions are met i) the customer has a contractual right to take possession of the software; ii) the customer will not incur significant penalty if it exercises this right; and iii) it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software.  When the current estimates of total contract revenue for professional services and the total related costs indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.  Professional service revenues for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of the arrangement, are amortized over the term of the contract.

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

No single customer accounted for 10% or more of ARI’s revenue during the three or nine months ended April 30, 2015 or 2014.

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

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP.   We had no provisions for legal proceedings during the three or nine months ended April 30, 2015 or 2014.

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

The following table is a reconciliation of basic and diluted net income per common share (in thousands, except per share data):

	Three months ended April 30		Nine months ended April 30
	2015	2014	2015	2014

Net income (loss)	$339	$160	$703	$(276)

Weighted-average common shares outstanding	14,362	13,394	14,100	13,235
Effect of dilutive stock options and warrants	424	396	436	-
Diluted weighted-average common shares outstanding	14,786	13,790	14,536	13,235

Net income (loss) per share
Basic	$0.02	$0.01	$0.05	$(0.02)
Diluted	$0.02	$0.01	$0.05	$(0.02)

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	10	200	10	1,520

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Total Leverage Ratio, as defined in the Modification Agreement.  The Company had $1,750,000 outstanding on the revolving credit facility and the effective interest rate was 3.75% at April 30, 2015.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans

>= 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before September 30, 2016.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $151,250 commenced on November 1, 2014 through August 1, 2016; $226,875 commencing on November 1, 2016 through August 1, 2017; and $302,500 commencing on November 1, 2017 through August 1, 2019.  All remaining principal in respect of the term loan is due and payable on September 30, 2019.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $121,000.  Following July 31, 2015, the Modification Agreement requires the Company to make additional payments in the amount of 25% of excess cash flow, as defined in the agreement, until the Company’s Total Leverage Ratio is less than 2.00 to 1.00.

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

TCS Promissory Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes (the “Notes”) in the aggregate principal amount of $3,000,000 to the former owners of TCS. In February 2015, the principal amount of the Notes was reduced by $66,575 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.  The Notes initially accrue interest on the outstanding unpaid principal balance at a rate per annum equal to 5.0%; however, if any amount payable under a Note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full. Accrued interest on the Notes will be due and payable quarterly commencing on December 29, 2014 and continuing on each 90th calendar day thereafter, until September 30, 2018, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the Notes will be interest only payments, and payments of principal and interest shall not commence until the payment due on December 29, 2015. The payments are subject to acceleration upon certain Events of Default, as defined in the Notes.

The following table sets forth certain information related to the Company’s long-term debt as of April 30, 2015 and July 31, 2014 (in thousands):

	April 30	July 31
	2015	2014
Notes payable principal	$8,681	$4,050
Less current maturities	(1,094)	(675)
Notes payable - non-current	$7,587	$3,375

Minimum principal payments due on the SVB Term Note and the TCS Notes are as follows for the fiscal years ending (in thousands):

	SVB Term Note	TCS Notes	Total Notes Payable
2015	$151	$—	$151
2016	605	733	1,338
2017	832	978	1,810
2018	1,134	978	2,112
2019	1,210	244	1,454
2020	1,816	—	1,816
	$5,748	$2,933	$8,681

4. Business Combinations

On April 27, 2015, the Company acquired substantially all of the assets of TASCO Corporation and its affiliated company Signal Extraprise Corporation (collectively “TASCO”), a leading provider of business management software designed exclusively for the automotive tire and wheel aftermarket industry. Consideration for the acquisition included: (1) a cash payment at the closing of the transaction equal to $1,750,000, which was funded through a borrowing on the Company’s revolving credit facility; (2) 242,424 shares of the Company’s common stock;  and (3) a  $200,000 holdback payable on April 27, 2016.  The Company determined that the TASCO assets acquired did not constitute a business that is “significant” as defined in the applicable SEC regulations.

The following tables show the preliminary allocation of the purchase price (in thousands):

Preliminary
Purchase
Price
Cash	$1,750
Issuance of common stock	800
Contingent holdback	200
Purchase price	$2,750

Preliminary
Purchase
Allocation
Software product costs	$233
Intangible assets	1,158
Goodwill	1,359
Purchase price allocation	$2,750

The final purchase price, as well as the purchase price allocation, is subject to the completion of the final valuation of the net assets acquired and the calculation of the holdback payment, which is subject to set-off and a working capital adjustment as set forth in the asset purchase agreement. The final valuation is expected to be completed as soon as is practicable but no later than April 27, 2016 and could have a material impact on the preliminary purchase price allocation disclosed above.

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

The TCS acquisition increased the Company’s portfolio of automotive tire and wheel dealer websites by more than 30%.  The acquisition is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products.  It also provides solutions for the entire automotive tire and wheel supply chain, including wholesalers, retreaders and manufacturers. The TCS business offers a business management solution for tire and wheel dealers as well as for auto repair shops.  The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for our customers, shareholders and employees.

The acquisition was funded from cash on hand, an increase in our SVB Term Loan, funds available on our revolving credit facility seller financing and the Company’s common stock.  The following tables show the allocation of the purchase price (in thousands):

Purchase
Price
Cash	$4,200
Financed by note payable	2,933
Issuance of common stock	1,980
Contingent earn-out	711
Purchase price	$9,824

Purchase
Allocation
Trade receivables	$606
Prepaid expense and other	33
Assumed liabilities	(623)
Furniture and equipment	117
Software product costs	820
Intangible assets	4,080
Goodwill	4,791
Purchase price allocation	$9,824

Intangible assets include the fair value of tradenames, customer relationships, and non-competition agreements.  Estimated goodwill represents the additional benefits provided to the Company by the acquisition of TCS operational synergies.  The Company cannot determine revenue and expenses specifically related to the TCS operation since the date of acquisition,  as we have begun integration of the businesses.  The Company acquired approximately $5,200,000 of tax deductible goodwill related to the TCS acquisition.

The following unaudited pro forma combined financial information presents the Company's results as if the Company had acquired TCS on August 1, 2013. The unaudited pro forma information has been prepared with the following considerations:

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

Three months ended April 30			Nine months ended April 30
2015		2014	2015	2014
Revenue	$10,280	$9,526	$30,447	$28,062
Net income	$339	$177	$842	$(260)

Net income per common share:
Basic	$0.02	$0.01	$0.06	$(0.02)
Diluted	$0.02	$0.01	$0.06	$(0.02)

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of TCS, and the tax effect of the historical TCS results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Three months ended April 30		Nine months ended April 30
	2015	2014	2015	2014

Amortization of intangible assets	-	81	54	242
Acquisition-related professional fees	-	-	(210)	-
Interest expense	-	67	45	202
Income tax benefit (expense )	-	12	92	10

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

The remaining contingent earn-out and holdback payments due as of April 30, 2015 related to the Ready2Ride, TCS and TASCO acquisitions are as follows (in thousands):

2016	$754
2017	268
2018	114
2019	22
Total estimated payments	1,158
Less imputed interest	(54)
Present value of contingent liabilities	$1,104

The following table shows changes in the holdback and earn-out payable related to the Ready2Ride, TCS and TASCO acquisitions (in thousands):

	Nine months ended April 30
	2015	2014
Beginning balance	$448	$721
Additions (TCS)	711	-
Additions (Tasco)	200	-
Payments	(292)	(283)
Imputed interest recognized	37	60
Gain on change in fair value of earn-out	-	(26)
Ending balance	$1,104	$472
Less current portion	$(627)	$(301)
Ending balance, long-term	$477	$171

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

As part of the purchase price for the AgChem EDI Business, Globalrange agreed to assume certain liabilities of ARI relating to the AgChem EDI Business, primarily consisting of unearned revenue (as defined in the Agreement).  Globalrange made earn-out quarterly payments to ARI over a four-year period following the closing date.  The amounts of such earn-out payments were determined based on collections received by Globalrange relating to the AgChem EDI Business during such period.

The amount of the earn-out receivable was originally estimated at $580,000 less an imputed discount of $97,000, based on the present value of the estimated earn-out payments (the “earn-out receivable”), discounted at 14%, which was the prevailing rate of interest charged on the Company’s debt at the time of the sale.  The discount was amortized to interest income, which is included in other income on the consolidated statements of income, over the life of the earn-out. The earn-out was paid in full in April 2015.

The following table shows changes in the earn-out receivable (in thousands):

	Nine months ended April 30
	2015	2014
Beginning balance	$73	$160
Net receipts	(111)	(102)
Imputed interest recognized	10	12
Change in estimate	28	-
Ending balance	$-	$70

6. Other Intangible Assets

Amortizable intangible assets include customer relationships and other intangibles including trade names and non-compete agreements.  We acquired $4,080,000 of intangible assets from the TCS acquisition in the first quarter of fiscal 2015 and a preliminary estimate of $1,158,000 of intangible assets from the TASCO acquisition in the third quarter of fiscal 2015.  The TASCO intangible assets are included in customer relationships and may change as a result of the final valuation.  Amortizable intangible assets are composed of the following at April 30, 2015 and 2014 (in thousands):

	Nine months ended April 30, 2014			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,064	$(3,090)	$3,974
Activity	110	(378)	(268)
Ending balance	$7,174	$(3,468)	$3,706	11.05

Other intangibles
Beginning balance	$383	$(258)	$125
Activity	-	(87)	(87)
Ending balance	$383	$(345)	$38	0.48

Total intangibles
Beginning balance	$7,447	$(3,348)	$4,099
Activity	110	(465)	(355)
Ending balance	$7,557	$(3,813)	$3,744	10.87

	Nine months ended April 30, 2015			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,174	$(3,584)	$3,590
Activity	3,838	(598)	3,240
Ending balance	$11,012	$(4,182)	$6,830	11.46

Other intangibles
Beginning balance	$383	$(361)	$22
Activity	1,399	(159)	1,240
Ending balance	$1,782	$(520)	$1,262	1.66

Total intangibles
Beginning balance	$7,557	$(3,945)	$3,612
Activity	5,237	(757)	4,480
Ending balance	$12,794	$(4,702)	$8,092	11.07

7.     Stock-based Compensation Plans

The Company uses the Black-Scholes model to value stock options granted. Volatility is calculated as managements’ estimate of future volatility over the expected term of the option based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the United States Treasury yields in effect at the time of grant.

Stock options granted to employees under the Company’s stock option plan typically vest 25% on the first anniversary of the grant and 25% on the one year anniversary of each of the three following years.   Stock options granted to non-employee directors under the Company’s stock option plan typically vest 50% on the first anniversary of the grant and 50% on the next one year anniversary.  The Company recognizes stock option expense over the vesting period for each vesting tranche.

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock option compensation expense recognized by the Company was approximately $41,000 and $63,000 during the three month periods ended April 30, 2015 and 2014, respectively, and approximately $110,000 and $112,000 during the nine month periods ended April 30, 2015 and 2014, respectively. There was approximately $193,000 and $389,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of April 30, 2015 and 2014, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the periods presented.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

	Nine months ended April 30
	2015	2014
Expected life (years)	5.0	5.1
Risk-free interest rate	1.7%	1.4%
Expected volatility	63.6%	72.0%
Expected forfeiture rate	9.1%	14.2%
Expected dividend yield	-	-
Weighted-average estimated
fair value of options granted
during the year	$1.77	$1.96
Cash received from the exercise
of stock options	$83,000	$245,000

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance.  Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than ten years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options.  While options previously granted under the 2000 Plan will continue to be effective through the remainder of their terms or until exercised, no new options may be granted under the 2000 Plan.

Changes in option shares under the 2000 Plan during the nine months ended April 30, 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/14	611,300	$1.60	3.18	$834,752
Granted	-	n/a	n/a	n/a
Exercised	(137,350)	1.89	n/a	n/a
Forfeited	(950)	1.26	n/a	n/a
Outstanding at 4/30/15	473,000	$1.52	2.98	$812,868
Exercisable at 4/30/15	473,000	$1.52	2.98	$812,868

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 at April 30, 2015.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (as amended, the “2010 Plan”) on November 9, 2010.  The plan was approved by the Company's shareholders in December 2010, and amendments to the 2010 Plan were approved by the Company’s shareholders in January 2014.  The 2010 Plan is the successor to the Company’s 2000 Plan.  There are 1,850,000 shares of Company common stock authorized for issuance under the 2010 Plan.  Potential awards under the 2010 Plan include incentive stock options and non-statutory stock options, shares of restricted stock or restricted stock units, stock appreciation rights (“SARs), and shares of common stock.  Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be used for common stock, restricted stock or restricted stock unit awards.

The exercise price for options and SARs under the 2010 Plan cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant, and the exercise prices for options and SARs cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan.  The maximum term of options and SARs under the 2010 Plan is 10 years.  The 2010 Plan does not have liberal share counting provisions (such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan).

Changes in option shares under the 2010 Plan during the nine months ended April 30, 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/14	482,542	$2.16	8.56	$453,057
Granted	55,000	3.28	n/a	n/a
Exercised	(50,875)	1.53	n/a	n/a
Forfeited	(46,916)	2.59	n/a	n/a
Outstanding at 4/30/15	439,751	$2.33	8.08	$411,599
Exercisable at 4/30/15	185,502	$1.75	7.43	$278,155

The range of exercise prices for options outstanding under the 2010 Plan was $0.58 to $3.61 at April 30, 2015.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the nine months ended April 30, 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/14	227,499	$2.60
Granted	55,000	3.28
Vested	-	-
Forfeited	(28,250)	2.58
Non-vested at 4/30/15	254,249	$2.75

The weighted average remaining vesting period was 2.47 years at April 30, 2015.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 263,974 and 224,955 of the shares have been issued as of April 30, 2015 and 2014, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year.

Restricted Stock

Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be granted in the form of shares of common stock, restricted stock or restricted stock units.  The Company grants restricted stock to its directors as an annual retainer, its officers under the LTEB and from time to time to directors, officers or employees as incentive compensation or as discretionary compensation in place of cash.  The Company recognized compensation expense of $54,000 and $104,000 during the three months ended April 30, 2015 and 2014, respectively, and $195,000 and $217,000 during the nine months ended April 30, 2015 and 2014, respectively,  related to restricted stock expensed over the vesting period. The remaining balance of unrecognized compensation expense related to restricted stock was $526,000 at April 30, 2015.

Changes in unvested restricted shares of common stock under the 2010 Plan during the nine months ended April 30, 2015 and 2014 were as follows:

	Nine months ended April 30
	2015	2014
Beginning balance unvested restricted stock	93,704	85,500
Granted	621,471	129,548
Vested	(28,610)	(76,500)
Ending balance unvested restricted stock	686,565	138,548

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.  In March 2015, the Compensation Committee issued 550,000 shares of restricted stock under the LTEB, which will vest according to the following schedule:

•	30% when the volume weighted average price of the Company’s common stock for the previous 30 trading day period (the “30-day VWAP”) equals or exceeds trades at or above $6.00
•	20% when the 30-day VWAP equals or exceeds $7.00
•	20% when the 30-day VWAP equals or exceeds $8.00
•	30% when the 30-day VWAP equals or exceeds $9.00

Under the plan described above, a target price must be reached within a four-year period starting on the date of grant for any restricted stock to vest.  All unvested restricted stock will be forfeited when the four-year period expires.  The initial value of the common stock granted under the LTEB was approximately $350,000, valued using a Monte Carlo Simulation with a 46% volatility rate and a 1.34% risk free interest rate, and is expensed over the vesting period.  The remaining balance of unrecognized compensation expense related to the fiscal 2015 LTEB is $333,000.

8.     Income Taxes

The unaudited provision for income taxes for the three and nine months ended April 30, 2015 and 2014 is composed of the following (in thousands):

	Three months ended April 30		Nine months ended April 30
	2015	2014	2015	2014
Current:
Federal	$(18)	$—	$(28)	$—
State	(11)	(8)	(47)	(14)
Change in valuation allowance	—	-	17	32
Deferred, net	(214)	(145)	(548)	(29)
Income tax benefit (expense)	$(243)	$(153)	$(606)	$(11)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due.  The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the consolidated balance sheet.  We have unused net operating loss carry forwards ("NOLs") for federal income tax purposes, and as a result, we generally only pay alternative minimum taxes at the federal level.  We have unused NOLs for state income tax purposes of $3,231,000, most of which have a valuation allowance as they expire at the end of fiscal 2015.

The Company also has NOLs related to tax losses incurred by its Netherlands operation.  Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years.  The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company.  This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity.  In the opinion of the management of the Company, there is not enough positive evidence to overcome this negative evidence.  Therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at April 30, 2015 and 2014.

As of April 30, 2015, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $4,821,000, $3,231,000 and $3,095,000, respectively.

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis.  We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of April 30, 2015 and 2014.  We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary.  Fiscal years subsequent to 2010 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

 9.Subsequent Events

On May 12, 2015, the Company completed an underwritten offering pursuant to which it sold 1,760,000 shares of its common stock at a price to the public of $3.00 per share.  The Company received net proceeds of approximately $4,700,000 from the sale, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and nine months ended April 30, 2015 and 2014, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q.  All amounts are in thousands, except per share data.  This discussion, including, without limitation, the section entitled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2014, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Our SaaS, DaaS and other solutions, designed to help our customers sell more stuff, both in-store and online, include:  (i) eCommerce-enabled websites, which provide a web presence for dealers and serve as a platform for driving leads and eCommerce sales; (ii) eCatalog content, which drives sales of inventory and PG&A both online and within the dealership; (iii) fully integrated business management software for the ATW market; (iv) lead management software designed to increase sales for dealers through more efficient management and improved closure of leads; and (v) digital marketing solutions designed to generate leads and drive traffic both on-line and in store for our dealer customers. Our solutions also improve our customers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both of which serve to significantly improve a customer’s overall experience with the dealer.

Our SaaS, DaaS and other solutions are sold through our internal sales force and are composed primarily of annual recurring license and subscriptions and, in the case of business management software, perpetual license and maintenance contracts.  Customers typically sign annual, auto-renewing contracts.  Today, approximately 90% of our revenues are recurring.

In addition to our award-winning SaaS and DaaS solutions, ARI offers a suite of complementary products and services designed to supplement our primary offerings in order to help our customers Sell More Stuff!™

Web Platform Solutions

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

PartSmart®, our CD-based, online accessible, electronic parts catalog, is used by dealers worldwide in the OPE, powersports, marine, appliance and agricultural equipment industries to increase productivity by significantly reducing parts lookup time.  Our PartSmart® software is designed to allow multi-line dealers to look up parts and service information for all manufacturer product lines that the dealer carries, and integrates with more than 90 of the leading dealer business management systems.

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

Other Solutions

We also offer a suite of complementary solutions, which include software and website customization services and hosting services. Through the recent acquisitions of Tire Company Solutions, LLC (“TCS”) and TASCO Corporation (“TASCO”), we acquired a fully integrated suite of business management software solutions for the ATW market.  These solutions, TirePower and Tireworks HD for tire retailers, ePower for tire wholesalers and TreadTracks for tire retreaders, are designed to streamline every aspect of a dealer’s operations to allow them to provide improved customer service.  These products are sold through our dedicated internal sales team, and fees charged include a perpetual one-time license or installation fee, maintenance and other fees.

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

Drive organic growth through innovative new solutions, differentiated content, entering new markets and expanding geographically

As a subscription-based, recurring revenue (“RR”) business, the most important drivers of future growth are increasing the level of our RR and reducing the rate of our customer churn.  We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees, and we define churn as the percentage of RR that does not renew.  During the nine months ended April 30, 2015, our RR increased 15.6% over the same period last year while the percentage of our total revenues that were RR decreased to 90.3% for the nine months ended April 30, 2015 from 94.2% for the same period in fiscal 2014, primarily due to TCS having a lower percentage of RR than our historical RR.

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

o

Our acquisition of TCS not only cemented our position as the largest supplier of e-commerce solutions in the ATW market, it also included a new business management software product for retailers, wholesalers and retreaders in the ATW market.

o

Our recent acquisition of TASCO has extended our position as a Business Management System leader in the ATW market, including expanded software dedicated to solving the unique needs of large, multi-location franchised businesses.

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

Nurture and retain existing customers through world-class customer service and value-added product feature updates

In order to achieve high single-digit to low double-digit organic growth, we not only need to execute the new growth strategies described above, we must also retain our existing customers.  In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer.  Accordingly, customer churn is one of the most important metrics we track and manage.  We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn. On a trailing 12 month basis, customer churn was 14.5% for the period ended April 30, 2015.  We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

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

Successfully execute acquisitions that align with our core strategy

Since 1995 we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that align with our strategy. Since the program’s inception, we have closed thirteen acquisitions.  A summary of some of our most recent acquisitions is as follows:

Acquisition	Date	Strategy
TASCO Corporation and affiliated Signal	April 2015	▪	Extend business management software platform in the ATW
Extraprise Corporation			market
Tire Company Solutions, LLC	September 2014	▪	Consolidate position and add new
business management software in the ATW market
DUO Web Solutions	November 2013	▪	A leading provider of social media and online marketing
services in the powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and DME industries
		▪	New award-winning website platform
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the
powersports industry

Summary of Operating Results

Total revenue increased 25.7% or $2,104,000 for the three months ended April 30, 2015 compared to the same period last year.  Year to date revenue increased 20.7% or $5,060,000. Recurring revenue constituted 90.5% and 90.3% of our total revenue for the three and nine months ended April 30, 2015 respectively, compared to 93.3% and 94.2% for the same periods last year. Recurring revenue increased 21.9% and 15.6% during the three and nine months ended April 30, 2015, compared to the same periods last year. The growth in year over year total revenue was attributable to incremental revenue from the TCS business acquired in September 2014, as well as organic growth in revenue from ARI’s historical products.

Operating income increased 84.9% or $310,000, from $365,000 for the three months ended April 30, 2014 to $675,000 for the same period this year, and increased $1,702,000 from a loss of $74,000 for the nine months ended April 30, 2014 to income of $1,628,000 for the same period this year.  Net operating expenses increased 25.2% or $1,574,000 and 14.0% or $2,773,000 during the three and nine month periods ended April 30, 2015, compared to the same periods last year, primarily due to the additional costs of the TCS operation and transaction fees related to the TCS acquisition.  The year to date difference was partially offset by $234,000 in severance and related costs incurred in January 2014 as a result of the workforce reduction.

Net income was $339,000, or $0.02 per share, for the three months ended April 30, 2015, compared to $160,000, or $0.01 per share, for the same period last year.  Net income for the nine months ended April 30, 2015 was $703,000, or $0.05 per share, compared to a net loss of $276,000, or $0.02 per share, for the same period last year.

Cash provided by operations was $4,595,000 for the nine months ended April 30, 2015 compared to $1,042,000 for the same period last year, primarily as a result of revenue growth, operational efficiencies and the workforce reduction made in January 2014.

Revenue

The following table summarizes our product revenue and RR and non-recurring revenue for the three and nine months ended April 30 (in thousands):

	Three months ended April 30					Nine months ended April 30
	2015	% of Total	2014	% of Total	% Change	2015	% of Total	2014	Total	% Change
Website	$5,426	52.8%	$4,181	51.1%	29.8%	$15,120	51.2%	$12,464	50.9%	21.3%
eCatalog	3,376	32.8%	3,466	42.4%	(2.6)%	10,300	34.9%	10,572	43.2%	(2.6)%
Lead management	288	2.8%	241	2.9%	19.5%	880	3.0%	699	2.9%	25.9%
Digital marketing	325	3.2%	127	1.6%	155.7%	896	3.0%	293	1.2%	205.7%
Other	865	8.4%	161	2.0%	437.4%	2,335	7.9%	443	1.8%	427.1%
Total revenue	$10,280	100.0%	$8,176	100.0%	25.7%	$29,531	100.0%	$24,471	100.0%	20.7%

Recurring revenue	9,302	90.5	7,631	93.3	21.9%	26,654	90.3	23,060	94.2	15.6%
Non-recurring revenue	978	9.5	545	6.7	79.4%	2,877	9.7	1,411	5.8	103.9%
Total revenue	$10,280	100.0%	$8,176	100.0%	25.7%	$29,531	100.0%	$24,471	100.0%	20.7%

Total revenue increased 25.7% or $2,104,000 and 20.7% or $5,060,000 for the three and nine months ended April 30, 2015, compared to the same periods last year.  RR increased 21.9% or $1,671,000 and 15.6% or 3,594,000 for the three and nine months ended April 30, 2015, compared to the same periods last year.  RR represented 90.3% of total revenues in the first nine months of fiscal 2015 versus 94.2% in the first nine months of fiscal 2014.  The decline in RR as a percentage of total revenue for the nine months ended April 30, 2015, was related to the mix in revenue related to the TCS business which, due to some of its perpetually licensed software, has a lower percentage of RR than our historical business, as well as the mix in revenue related to non-recurring professional services in the period.

Website Revenue

Our Website solutions generate revenue from one-time set-up and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees.  Our website solutions are typically sold as one year, renewable contracts with monthly payment terms.  Websites have become ARI’s largest source of revenue and accounted for 52.8% and 51.2% of total revenue during the three and nine months ended April 30, 2015 respectively.  Website revenue increased 29.8% to $5,426,000 and 21.3% to $15,120,000 for the three and nine months ended April 30, 2015, compared to the same period last year. The growth in Website revenue was the result of both organic growth and our acquisition of TCS in September 2014.  We anticipate that our web platforms will continue to be the Company’s largest source of growth, with much of this growth coming in the ATW market, which is the primary market serviced by the TCS operation.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. eCatalog is our second largest source of RR, representing 32.8% and 34.9% of total revenue during the three and nine months ended April 30, 2015.  eCatalog revenue decreased 2.6% or $90,000 and 2.6% or $272,000 during the three and nine months ended April 30, 2015, compared to the same periods last year, due to a decrease in RR.

The catalog content provided in our eCatalog solutions helps to drive sales growth in our Website and Lead Management solutions as well, so while eCatalog revenue has declined to date this fiscal year, it continues to drive growth in other areas of the business.

Lead Management Revenue

Lead management revenue is primarily generated from renewable subscription fees and variable transaction fees for the use of our Footsteps™ products.  Lead management revenue increased 19.5% to $288,000 and 25.9% to $880,000 during the three and nine months ended April 30, 2015 compared to the same periods last year, as a result of growth in both recurring subscriptions and non-recurring set-up fees.

Digital Marketing Revenue

Revenues from our digital marketing solutions are generated from set-up fees and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements.  In addition to this, the recently acquired the TCS business provides recurring digital marketing services to its customers.  Total digital marketing revenue increased 155.7% to $325,000 and 205.7% to $896,000 during the three and nine months ended April 30, 2015 compared to the same periods last year.  We expect digital marketing revenue to continue to increase over the prior year as we continue to grow this business.

Other Revenue

We also offer a suite of complementary solutions, which include software and website customization services, perpetually licensed software and hosting services.  Other revenue increased 437.4% to $865,000 and 427.1% to $2,335,000 during the three and nine months ended April 30, 2015 compared to the same periods last year. The increase in other revenue is due to the sale of business management software licenses and services associated with the TCS acquisition.  In addition to this, other revenue increased due to an increase in our professional services revenue, related to a service contract with one of our major manufacturers.

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

We generate RR from each of our primary product categories from annual license, subscription, maintenance and support fees. RR increased 21.9% or $1,671,000 and 15.6% or $3,594,000 for the three and nine months ended April 30, 2015, compared to the same periods last year.  The growth in RR was primarily attributable to both the addition of RR from our TCS acquisition and organic growth in our historic Website products.  We expect Website RR to continue to be our largest contributor to RR growth in fiscal 2015.

Non-recurring Revenue

Non-recurring revenue is generated from certain offerings within the Company’s business management and digital marketing services, professional services related to software customization and data conversion, usage fees charged on our RR products, perpetual license revenue and other complementary products and services. Total non-recurring revenues were $978,000 and $2,877,000 for the three and nine months ended April 30, 2015, versus $545,000 and $1,411,000 for the same periods last year, increases of 79.4% and 103.9%, respectively, primarily due to an increase in professional service revenue and perpetual license revenue related to TCS.  As a percentage of total revenues, non-recurring revenues were 9.7% for the nine months ended April 30, 2015, versus 5.8% for the same period in fiscal 2014.

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

The table below breaks out cost of revenue into each of these three categories for the three and nine months ended April 30 (in thousands):

	Three months ended April 30				Nine months ended April 30
		% of		% of		% of		% of
	2015	Revenue	2014	Revenue	2015	Revenue	2014	Revenue	% Change
Net revenues	$10,280		$8,176		$29,531		$24,471		20.7%
Cost of revenues:
Amortization of capitalized software costs	458	4.5%	532	6.5%	1,560	5.3%	1,494	6.1%	4.4%
Direct labor	613	6.0%	474	5.8%	1,612	5.5%	1,723	7.0%	(6.4)%
Other direct costs	709	6.9%	554	6.8%	2,219	7.5%	1,589	6.5%	39.6%
Total cost of revenues	1,780	17.3%	1,560	19.1%	5,391	18.3%	4,806	19.6%	12.2%
Gross profit	$8,500	82.7%	$6,616	80.9%	$24,140	81.7%	$19,665	80.4%	22.8%

Gross profit was $8,500,000 or 82.7% of revenue for the three months ended April 30, 2015, compared to $6,616,000 or 80.9% of revenue for the same period last year and $24,140,000 or 81.7% of revenue for the nine months ended April 30, 2015, compared to $19,665,000 or 80.4% of revenue for the same period last year.  Amortization of capitalized software costs as a percentage of revenue decreased for the nine months ended April 30, 2015, compared to the same period last year, primarily due to revenue increasing at a faster rate than software capitalization costs.   Direct labor costs as a percentage of revenue decreased for the nine months ended April 30, 2015, compared to the same period last year primarily due to operational efficiencies in our catalog production and website implementation operations.   Other direct costs increased as a percentage of revenue for the three and nine months ended April 30, 2015, compared to the same periods last year, due to an increase in royalty expense as we expanded our website offerings, as well as subcontracted labor that was used for a portion of our professional services work in the current year periods.  The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

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

•

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software products are a component of cost of revenue;  and

•

We allocate certain shared costs among the various net operating expense classifications.  Allocated costs include facilities, insurance, internal software, and telecommunications.  These costs are generally allocated based on headcount, unless circumstances dictate otherwise.  All public company costs, including legal and accounting fees, investor relations costs, board fees and directors and officers liability insurance, remain in general and administrative.

The following table summarizes our unaudited operating expenses by expense category for the three and nine months ended April 30 (in thousands):

	Three months ended April 30					Nine months ended April 30
		% of		% of	%		% of		% of	%
	2015	Revenue	2014	Revenue	Change	2015	Revenue	2014	Revenue	Change
Sales and marketing	$2,718	26.4%	$2,291	28.0%	18.6%	$7,928	26.8%	$7,190	29.4%	10.3%
Customer operations and support	1,831	17.8%	1,638	20.0%	11.8%	5,392	18.3%	5,029	20.6%	7.2%
Software development and technical support	1,102	10.7%	679	8.3%	62.3%	3,046	10.3%	2,016	8.2%	51.1%
General and administrative	1,709	16.6%	1,289	15.8%	32.6%	4,901	16.6%	4,490	18.3%	9.2%
Depreciation and amortization (1)	465	4.5%	354	4.3%	31.4%	1,245	4.2%	1,014	4.1%	22.8%
Net operating expenses	$7,825	76.1%	$6,251	76.5%	25.2%	$22,512	76.2%	$19,739	80.7%	14.0%

(1)	Exclusive of amortization of software products of $553, $518, $1,102 and $962 for the three and nine months ended April 30, 2015 and 2014, respectively, which are included in cost of revenue.

Net operating expenses increased 25.2% or $1,574,000 and 14.0% or $2,773,000 for the three and nine months ended April 30, 2015, compared to the same periods last year. The Company acquired the net assets of TCS in September 2014 and the net assets of TASCO in April 2015.  The increase in net operating expenses was largely due to the TCS operating costs during fiscal 2015 and transaction fees for the TCS and TASCO acquisitions.  Management expects net operating expenses to continue to decline as a percentage of total revenue, as the Company continues to integrate the TCS and TASCO operations and, to the extent the Company can leverage growth in its core RR products, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 18.6% or $427,000 and 10.3% or $738,000 during the three and nine months ended April 30, 2015, compared to the same periods last year.  The increase was primarily a result of the expenses associated with the TCS operations.  Sales and marketing expense as a percentage of revenue decreased from 29.4% of revenue for the nine months ended April 30, 2014 to 26.8% for the same period in fiscal 2015.  Management expects sales and marketing expense as a percentage of revenue to fluctuate, based upon the timing of the Company’s marketing events and trade show schedule and its decision to add additional sales and marketing resources to drive organic revenue growth.

Customer Operations and Support

Customer operations and support expense increased 11.8% or $193,000 and 7.2% or $363,000 during the three and nine months ended April 30, 2015, compared to the same periods last year.  The increase was primarily a result of the expense associated with the TCS operations.  Customer operations and support expense as a percentage of revenue decreased from 20.6% of revenue for the nine months ended April 30, 2014 to 18.3% during the first nine months of fiscal 2015.  To the extent RR continues to grow, management expects customer operations and support expenses to continue to decline as a percentage of total revenues over time, as we realize anticipated cost savings related to the efficiencies implemented in the catalog conversion and customer implementation and support areas.

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

Software development and technical support costs increased 62.3% or $423,000 and 51.1% or $1,030,000 during the three and nine months ended April 30, 2015 versus the same periods last year.  The increase was primarily a result of the additional TCS software development and technical support costs, partially offset by the workforce reduction in January 2014.

During the three and nine months ended April 30, 2015, we capitalized $248,000 and $761,000 of software development labor and overhead, versus $334,000 and $1,171,000 during the same periods last year.  In addition to internal capitalized software costs, we had outsourced capitalized development costs of $32,000 and $234,000 during the three and nine months ended April 30, 2015 and $81,000 and $249,000 during the same periods last year.  During the nine months ended April 30, 2015, we devoted resources to several enhancements to our website products and a major new upgrade to our web eCatalog product, but have largely completed our work on AccessorySmart and PartStream products, which contributed to the higher capitalization rate in the same period last year.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 32.6% or $420,000 and 9.2% or $411,000 during the three and nine months ended April 30, 2015, compared to the same periods last year.  The quarter to date increase was primarily a result of transaction costs related to the TASCO acquisition and TCS operating expenses.  The year to date increase was primarily a result of transaction costs for both the TCS and TASCO acquisitions and TCS operating expenses. General and administrative expense as a percentage of revenue decreased from 18.3% of revenue for the nine months ended April 30, 2014 to 16.6% for the same period in fiscal 2015.  Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business, although additional acquisitions or other transactions could result in elevated general and administrative expense in future periods.

Other Income and Expense

The table below summarizes the components of other income and expenses for the three and nine months ended April 30 (in thousands):

	Three months ended April 30			Nine months ended April 30
	2015	2014	% Change	2015	2014	% Change
Interest expense	$(123)	$(68)	80.9%	$(352)	$(216)	63.0%
Loss on change in fair value of stock warrants	—	4	(100.0)%	—	(28)	(100.0)%
Gain on change in fair value of contingent liabilities	—	—	—%	—	26	(100.0)%
Gain on change in fair value of contingent assets	28	—	100.0%	28	—	100.0%
Other, net	2	12	(83.3)%	5	27	(81.5)%
Total other income (expense)	$(93)	$(52)	78.8%	$(319)	$(191)	67.0%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and earn-out payables.  Interest expense increased 80.9% or $55,000 and 63.0% or $136,000 during the three and nine months ended April 30, 2015, compared to the same periods last year.  The increase in interest expense is primarily a result of additional debt to partially fund the TCS acquisition.

Acquisitions

On April 27, 2015, the Company acquired substantially all of the assets of TASCO, a leading provider of business management software designed exclusively for the automotive tire and wheel aftermarket industry. Consideration for the acquisition included: (1) a cash payment at the closing of the transaction equal to $1,750,000; (2) 242,424 shares of the Company’s common stock; and (3) a $200,000 holdback payable on April 27, 2016.

On September 30, 2014, we completed the acquisition of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive tire and wheel vertical.  Consideration for the acquisition included, (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes initially in aggregate principal amount of $3,000,000 to the former owners of TCS.  The principal amount of the Notes was reduced by $67,000 to $2,933,000 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement;  and (4) a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals.  The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000 and the estimated fair value is $711,000.

The Company’s strategy is to integrate these acquisitions as quickly as possible in order to realize the cost savings of operational synergies.  As a result of this, we do not track revenues and costs specific to the individual acquired businesses.

Income Taxes

The Company has net deferred tax assets of $ 5,686,000 as of April 30, 2015, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets.  Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $243,000 and $606,000 during the three and nine months ended April 30, 2015, compared to income tax expense of $153,000 and $11,000 during the same periods last year, primarily due to the increase in income before taxes.  We paid income taxes of $25,000 and $70,000 during the nine months ended April 30, 2015 and 2014, respectively, primarily related to statutory alternative minimum taxes.  Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our Netherlands operation.  We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at April 30, 2015 and 2014.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements for the nine months ended April 30 (in thousands):

	Nine months ended April 30
	2015	2014	Change
Net cash provided by operating activities	$4,595	$1,042	$3,553
Net cash used in investing activities	(7,558)	(2,361)	(5,197)
Net cash provided by financing activities	3,339	168	3,171
Effect of foreign currency exchange rate changes on cash	(23)	(10)	(13)
Net change in cash	$353	$(1,161)	$1,514
Cash at end of period	$2,161	$1,034	$1,127

We generated $353,000 of net cash during the nine months ended April 30, 2015, compared to the utilization of $1,161,000 during the same period last year.  We generated net cash provided by operating activities of $4,595,000 during the nine months ended April 30, 2015 compared to $1,042,000 during the same period last year. This increase in cash generated from operations was primarily due to increased pre-tax profitability as a result cost reductions and increased revenues and an increase in revenue from cash collected in the period rather than from deferred revenue, which is collected in prior periods.

Cash used in investing activities increased $5,197,000 for the nine months ended April 30, 2015, compared to the same period last year.  We paid cash of $4,200,000 as consideration for the TCS acquisition, paid cash of $1,750,000 as consideration for the TASCO acquisition, paid $250,000 for a cash earn-out and holdback related to our August 2012 acquisition of the assets of Ready2Ride, Incorporated, capitalized $1,000,000 of software development costs, acquired technology and equipment of $469,000 and received $111,000 from an earn-out receivable, during the nine months ended April 30, 2015.  We paid cash of $200,000 as consideration for the DUO acquisition, paid $250,000 related to the Ready2Ride cash earn-out and holdback, capitalized $1,420,000 of software development costs, acquired technology and equipment of $592,000, and received $101,000 from an earn-out receivable during the same period last year. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash provided from financing activities was $3,339,000 during the nine months ended April 30, 2015, as the Company increased its senior debt, as described below, to partially fund the TCS acquisition in September 2014, and drew $1,750,000 on the line of credit to fund the TASCO acquisition in April 2015.  Net cash provided by financing activities was $168,000 in the nine months ended April 30, 2014.

Management believes that current cash balances and its ability to generate cash from operations are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

On May 12, 2015, the Company completed an underwritten offering pursuant to which it sold 1,760,000 shares of its common stock at a price to the public of $3.00 per share.  The Company received net proceeds of approximately $4,686,300 from the sale, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.  The Company used a portion of the net proceeds to repay its outstanding line of credit balance of $1,750,000 incurred in connection with its April 2015 acquisition of TASCO (thus making the line of credit fully available for future transactions), and intends to use the balance of the net proceeds to invest in or to acquire, from time to time, businesses that align with its core acquisition strategy (although there were no commitments or agreements with respect to any acquisitions as of the date of the offering), and for general corporate purposes, which may include working capital and/or capital expenditures.

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans based on the Total Leverage Ratio.  The Company had $1,750,000 outstanding on the revolving credit facility, which was primarily used to fund the TASCO acquisition, and an effective interest rate of 3.75% at April 30, 2015.

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.25 to 1.00 through the period ending October 31, 2014 and 3.00 to 1.00 thereafter, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.  The Company was in compliance with its debt covenants as of April 30, 2015.

TCS Promissory Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes with an original aggregate value of $3,000,000 to the former owners of TCS. The principal amount of the Notes was subsequently reduced by $66,575 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.  The notes initially are accruing interest on the outstanding unpaid principal balance at a rate per annum equal to 5%; however, if any amount payable under a note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business.  No material legal proceedings to which the Company is a party exist at April 30, 2015.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2014.  There have been no significant changes to the risks described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the April 27, 2015 acquisition of substantially all of the assets of TASCO, the Company issued 242,424 shares of its common stock to Aidan J. McKenna, the sole shareholder of TASCO, as a portion of the consideration paid for the assets.  The Company believes that this transaction was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  The recipient of these securities represented his intention to acquire the securities for investment only and not with a view toward their distribution, and appropriate legends were affixed to the share certificates.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of June, 2015.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ William A. Nurthen _

William A. Nurthen

Vice President of Finance and Chief Financial Officer