Form 10-K
period 2015-07-31
ARI NETWORK SERVICES INC /WI
filed 2015-10-29
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on January 30, 2015 as reported on the NASDAQ Capital Market, was $28,000,000.

As of October 23, 2015, there were 17,169,523  shares of the registrant’s shares outstanding.

ARI Network Services, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2015

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

PART I

Item 1.  Business

Overview

ARI Network Services, Inc. offers an award-winning suite of data-driven software tools and marketing services to help dealers, equipment manufacturers and distributors in selected vertical markets Sell More Stuff!™ – online and in-store. Our innovative products are powered by a proprietary data repository of enriched original equipment and aftermarket electronic content of OEM parts, aftermarket parts, garments and accessories (“PG&A”) and whole goods from more than 1,800 manufacturers. Business is complicated, but we believe our customers’ technology tools don’t have to be. We remove the complexity of selling and servicing new and used whole goods inventory, and PG&A for customers in the automotive tire and wheel aftermarket (“ATW”), automotive aftermarket parts and service (“AAPS”), powersports, outdoor power equipment (“OPE”), marine, home medical equipment (“HME”), recreational vehicles (“RV”) and appliance industries. More than 23,500 equipment dealers, distributors and manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

We were incorporated in Wisconsin in 1981. Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com. ARI also maintains operations in Cypress, California; Floyds Knobs, Indiana; Des Moines, Iowa; Duluth, Minnesota; Wexford, Pennsylvania; Cookeville, Tennessee; Salt Lake City, Utah; and Leiden, The Netherlands.

In July 2015, we acquired the assets of Direct Communications Incorporated, (“DCi”). DCi has the largest sales and data network for performance and accessory parts in the AAPS market. DCi has nearly 20 years of cataloging experience, and DCI’s proprietary data repository has more than 165 million vehicle fitments in use by over 80,000 aftermarket businesses.

Our Solutions

We offer software as a service (“SaaS”) and data as a service (“DaaS”) solutions to help our customers Sell More Stuff!™ both online and in-store. Our primary solutions include: (i) Lead Generation and eCommerce Websites, which provide a web presence for dealers and wholesalers, and serve as a platform for driving leads and eCommerce sales; (ii) eCatalogs, which drive sales of inventory and PG&A at the dealer’s parts counter, their online website and other sources through parts lookup of our proprietary data repository; (iii) business management software designed to streamline every aspect of a dealer’s operation, drive profitability, and allow them to provide better customer service; and (iv) digital marketing solutions designed to generate leads and drive traffic both to the dealer’s website and brick-and-mortar location.

Our solutions also improve our customers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both of which serve to significantly improve a customer’s overall experience with the dealer.

Our SaaS and DaaS solutions are sold through our internal sales force and are composed primarily of recurring licenses and subscriptions and, in the case of business management software, perpetual licenses and maintenance contracts. Customers typically sign annual, auto-renewing contracts. Today, approximately 90% of our revenues are recurring.

Lead Generation and eCommerce Websites

Our eCommerce-enabled website solutions provide consumers with information about a dealership and its product lines through our extensive library of electronic catalog content and allow consumers to obtain information on whole goods and purchase PG&A via the dealer’s website 24 hours a day, 7 days a week. Our website solutions are tailored to each of the vertical markets we serve and tightly integrated with our electronic library of inventory and PG&A content. We offer a full menu of website add-ons including a mobile inventory management application, third-party inventory integrations and business management integrations. Our lead generation tools are designed to efficiently manage and nurture generated leads through email campaigns, automated responses, sales team reminders, and other lead generating activities, increasing conversion rates and ultimately revenues for our customers.

Websites are sold through our inside sales teams, which are aligned by vertical market. The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). We typically charge a nominal, one-time set-up fee to develop a new dealer website, monthly recurring subscription fees and variable transaction fees. Our website solutions are typically sold under one year, renewable contracts with monthly payment terms. We estimate that as of July 31, 2015, we host and maintain more than 7,000 websites for dealers across all of our vertical markets.

eCatalog Platform Solutions

Our eCatalog solutions leverage our industry-leading library of electronic whole goods and PG&A content to allow manufacturers, distributors, dealers and consumers to view and interact with this information to efficiently support the sales and service of equipment either in-store or online.  We offer a variety of both DaaS and SaaS eCatalog products tailored to the specific industries we serve.

Our eCatalog solutions are sold through our dedicated internal sales team. Fees charged for the use of our eCatalog products include a recurring license fee, subscription fees for subscribed catalogs and, in some cases, page view fees.

Business Management Software

Our business management software solutions are designed to streamline every aspect of a dealer’s operations to allow them to provide improved customer service. These products are sold through our dedicated internal sales team, and fees charged include perpetual one-time license or installation fees, maintenance and support fees, as well as hosting fees for our SaaS version. These solutions are a new offering, as a result of our acquisitions of Tire Company Solutions, LLC (TCS) in September 2014 and TASCO Corporation (TASCO) in April 2015, and are currently only offered in the ATW aftermarket.

Digital Marketing Services

ARI complements our suite of data-driven software tools with digital marketing services that deliver the engaging experiences that today’s consumers demand. ARI’s digital marketing services include search engine optimization, email marketing, social media management, search engine marketing (“PPC”), online reputation management and online directory management to help dealers drive more online leads, eCommerce sales and in-store traffic.

Other Solutions

We also offer a suite of complementary solutions, which include software, website customization, professional services and hosting services.

Our Growth Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions that help our customers efficiently and effectively sell more major units, replacement parts, accessories and service – in other words, to Sell More Stuff!™  Our continued goal is to grow revenues at a double-digit rate and to grow earnings through scalability. We will accomplish this goal by deploying our solutions to dealers, distributors, manufacturers, service providers, and consumers in selected vertical markets where the finished goods are complex equipment, requiring service, that are primarily sold and serviced through an independent dealer channel. We believe this strategy will drive increased value to our shareholders, employees, and customers.

We also believe the execution of the following strategic pillars will enable us to achieve the growth and profitability needed to drive long-term sustainable value for our shareholders. These strategic foundations are primarily centered on enhancing the value proposition to our customers, which will lead to additional revenues through pricing actions, product and feature upsells, reduced customer churn rates, and expansion by leveraging our core competencies in new complementary markets. Each of these strategic pillars is a long-term foundation for growth; within each we have established near-term goals, as discussed below.

Drive organic growth through expanded service offerings to grow both our subscriber customer base and our average revenue per dealer.

As a subscription-based, recurring revenue (RR) business, the most important drivers of future growth are nurturing and defending our customer base, developing and selling additional products to our existing customer base, and acquiring new customers. We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees. We define churn as the percentage of RR that does not renew. In fiscal 2015, our RR increased 18.1% over fiscal 2014 and the percentage of our total revenues that were RR were over 90% in both years. To improve on these results, we will continue to:

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

Web Platforms

o

We developed an all-new whole goods shopping experience, delivering one of the most advanced unit inventory browsing experiences in the market, which includes convenient search and filtering capabilities that rival the leading independent shopping portals.

o

We released the first smartphone and tablet application for iOS and Android in the market that enables dealers to manage all of their unit inventory directly from the app, including adding units, taking photos, managing promotions, and pushing inventory to third party channels such as eBay Motors and Craigslist.

o	We released a new auto-quote response feature for ATW products that automatically emails interested consumers current pricing information upon receipt of a quote request.
o

We released a localized version of the ATW product, which allows the language to be in French.  The product was stream-lined to allow for additional languages to be added with minimal development effort.

o

We partnered with a third-party vendor to release ARI Inventory, an add-on feature to our websites that enables dealers to automatically push inventory listings from their website to third-party channels such as Craigslist and eBay Motors, as well as to their social media channels.

o

We developed and released an all-new tire shopping experience, which presents consumers with targeted tire recommendations for their unique vehicle based on various key decision criteria, such as expert recommendations, best warranty, best promotion, lowest price, as well as significantly reducing the number of steps required to submit a quote, which resulted in an almost 50% increase in leads to our dealers.

o	We developed additional integrations to leading credit card processors, as well as additional integration points for third parties to integrate with our software to streamline order processing.
o

We developed integrations to three additional leading business management systems in the marine, powersports, and outdoor power markets, enabling dealers to seamlessly integrate online orders and unit inventory between the web platform and business system.

o

We launched a new Premium Directory Management upsell solution that scans and enhances dealership listings across more than 100 online directories, as well as Google My Business, to drive improved local search performance and drive more customer traffic.

o

We authored additional market-specific content and released new features on the Endeavor website platform to serve the outdoor power and marine vertical markets, leading to more than 30% YoY sales growth in those verticals.

eCatalog Platforms

o

We developed a major update to our PartSmart Web® platform, delivering a series of market-driven enhancements and innovations, including a streamlined user experience, dynamic diagram thumbnail previews, and fast moving parts tracking and display by unit.

o

We released an expanded DataSmart® product offering that provides key product data extract access, in addition to on-demand application programming interface access, to offer additional flexibility for implementation with various eCommerce software and search engine optimization (“SEO”) customization capabilities.

o

We developed a new SEO plugin for our AccessoryStream® product, helping to bolster the search engine ranking of parts, garments, and apparel products on website running on the PHP framework. This release complements a previous release of the same tool for the .NET framework.

o

We completed a partnership and integration of our DaaS offering with Channel Advisor, the leader in multi-channel eCommerce, to help dealers utilize our data to automatically place product sales listings on Amazon and eBay.

o

We developed an import utility for Data Manager, our OEM parts authoring software, that seamlessly imports SOLIDWORKS® Composer™ SVG files to significantly reduce data authoring time for our manufacturer customers.

These product enhancements were designed to automate and enhance the marketing, sales and servicing activities for our customers, in order to help them sell and service more parts, garments, accessories and whole goods.

•

Differentiate our content. We believe we have the largest library of replacement part, major unit, and PG&A content in the vertical markets we serve. This fiscal year, we authored five new OEM parts catalogs and we added seven new product catalogs to our library, encompassing more than 40,000 new items. However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire. We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A.

o	This fiscal year, our enrichment activities included the addition of over 230,000 new part-to-unit fitments and 115,000 new product attributes.

o

We substantially expanded the level of enrichment of our tire product information with the addition of 11 new performance and quality classifications to better aid the shopping experience, such as dry handling, wet handling, snow traction and braking.

o	We have also continued integrating analytic tools into several of our products, offering value-added feedback to our customers and channel partners to help them Sell More Stuff!™
•

Enter new markets. ARI currently maintains a significant share in our core vertical markets of OPE, powersports, marine, RV and appliances. Accordingly, we anticipate low single-digit growth in these markets. ARI maintains a lower share in our growth vertical markets of HME, ATW, and AAPS. Accordingly, we anticipate double-digit growth in these markets. As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates. Including the acquisition of TCS, ARI currently has more than 3,000 dealer websites in the ATW market. We estimate that the total market approximates 18,000 dealers. Further, the broader AAPS market, which we entered via our acquisition of DCi, comprises nearly 80,000 independent service providers, more than all of our other markets combined. We intend to continue to invest heavily in this growth market, including seeking opportunities to leverage our products and services in the broader AAPS. We are one of the first website providers to service the HME market. We estimate that this market comprises nearly 25,000 service providers, and believe the market to be in an early stage with respect to eCommerce adoption. We recently invested in dedicated resources designed to expedite our growth in this market.

•

Expand geographically. Although we maintain relationships with dealers throughout the world, we have low penetration into international markets. Growing our international business will require us to secure and publish electronic content from OEMs outside the U.S. and make changes to our existing products that will allow us to rapidly deploy these products in a scalable and efficient manner, without the need to have “boots on the ground” in those countries.  During fiscal 2014 and 2015, we added 15 new catalog content offerings in the international outdoor power equipment market.

Nurture and retain existing customers through world-class customer service and value-added product feature updates.

In order to achieve sustained double-digit organic growth, we not only need to execute the growth strategies described above, we must also retain our existing customers. In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer. Accordingly, customer churn is an important metric we track and manage. We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations. In fiscal 2015, we did experience an increase in customer churn from 12.6% in fiscal 2014 to 15.5%. The increase was due to the termination of a bulk license arrangement with an OEM, price increases for some legacy customers who had heavily discounted pricing, and the growth in website revenue which tends to have a higher churn rate. We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

Lead the market with open integration to related platforms.

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry. We currently have integration capabilities with over 90 DMS’s (we refer to these relationships as “Compass Partners”), and we continue to seek other strategic alliances that can be integrated with our product and service offerings.

Successfully execute acquisitions that align with our core strategy

Since 1995, we have had a formal corporate development program aimed at identifying, evaluating, and closing acquisitions that align with our strategy. We focus on vertically-oriented markets with a large base of independent, multi-line dealers that sell and service complex equipment. Our strategy is to acquire companies that have one or more of the following attributes: (i) expand our market share in existing verticals; (ii) expand into new markets that fit our desired profile; (iii) provide us with complementary products which can be cross-sold to our existing customer base; (iv) provide opportunities to cross-sell our existing products; and (v) can be integrated into our operations, thereby creating cost-saving synergies.

Since the program’s inception until the end of fiscal 2015, we have closed 16 acquisitions. A summary of some of our most recent acquisitions is as follows:

Acquisition	Date	Strategy
Direct Communications Inc.	July 2015	▪	A leading provider of electronic catalog and content in the AAPS industry
TASCO Corporation (and affiliated Signal	April 2015	▪	Extend business management software platform in the ATW market
Extraprise Corporation)
Tire Company Solutions, LLC	September 2014	▪	Consolidate website position and add new business management software in the ATW market
DUO Web Solutions	November 2013	▪	A leading provider of social media and online digital marketing services in the powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and DME industries
		▪	New award-winning website platform
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the powersports industry

During fiscal 2015, we completed the following 3 acquisitions which have aligned with our acquisition strategy:

•

Our acquisition of TCS not only cemented our position as one of the largest suppliers of eCommerce solutions in the ATW market, but also provided a new business management software product for retailers, wholesalers, and retreaders in the ATW and AAPS markets.

•

Our acquisition of TASCO has extended our position as a business management system leader in the ATW market, including expanded software dedicated to solving the unique needs of large, multi-location franchised businesses.

•

Our acquisition of DCi accelerated our entry into the AAPS market. DCi is a leading provider of differentiated product content and electronic parts catalog software serving manufacturers, distributors, jobbers, and independent retailers in the AAPS.

Our Competitive Strengths

Market Leader in Core Verticals

We believe that we are one of the leaders in each of our core vertical markets. More than 23,500 equipment dealers, distributors and manufacturers worldwide leverage our web and eCatalog platforms, which allows us to cost-effectively leverage our published catalog content into a large and diversified customer base and to launch new product enhancements and technology-enabled solutions to this customer base.

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

Recurring Revenue Model

During fiscal 2015, approximately 90% of our revenue was subscription-based and RR. The majority of our customers are on contracts of 12 months or longer, and these contracts typically auto-renew for additional 12-month terms. This provides us with advanced visibility into our future revenues and opportunities to sell additional services to our customers. Our RR model also emphasizes the importance of maintaining a low rate of customer churn, one of the key financial drivers of any SaaS business. We closely monitor customer churn and the reasons we may lose customers, so that we can take action on those reasons that are within our control in order to reduce churn rates in the future.

Our RR model, when combined with low rates of customer churn, significantly reduces the cost to maintain and nurture our customer base. This, in turn, frees up resources to enhance our existing products and work toward new revenue-generating product innovations. Additionally, a substantial portion of our eCatalog business is focused on our customers’ service and repair operations. This allows our revenues to remain strong even in a down economy, as consumers tend to repair their equipment rather than buy new equipment during challenging economic times.

Suite of Products Covers Entire Sales and Service Cycle

Our suite of dealer products and services and eCommerce capabilities enhance our customers' front office operations by covering the entire sales cycle, from lead generation and lead management, to sales of whole goods and PG&A to the consumer, to billing and collections, both in-store and online. Our eCatalog products allow dealers to efficiently service and repair equipment.

We believe that our competitive advantages will enable us to compete effectively and sustainably in our vertical markets, although given the current pace of technological change, it is possible that as yet unidentified competitors could emerge, existing competitors could merge and/or obtain additional capital, thereby making them more formidable, or new technologies could come on-stream and potentially threaten our position.

Our Markets and the Challenges We Face

Competition for our products and services varies by product and by vertical market. We believe that no single competitor today competes with us on every product and service in each of our industry verticals. In eCatalogs, we compete primarily with Snap-on Business Solutions, which designs and delivers eCatalogs, accessory sales tools, and manufacturer network development services, primarily to the automotive, powersports, and OPE markets. In addition, there are a variety of smaller companies focused on one or two specific industries.

In lead management, websites and eCommerce, our primary competitor is PowerSports Network, owned by Dominion Enterprises. We also compete with CDK Global in the powersports, marine and RV markets, and with Net Driven in the ATW market. Competition for our website development services also comes from in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than utilizing our proven industry solutions. There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could decide to do so in the future. We believe we maintain a competitive advantage in our core vertical markets given the breadth and integration of our published catalog content into our lead management and website products.

Several of the markets we serve, including powersports, marine and RV, are closely aligned with the state of the economy, given the luxury nature of the products in those verticals. Our customer churn rates have shown improvement in these markets over the past several fiscal years. However, future economic downturns could have a significant impact on our business as a downturn could lead to an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures, and extreme cost reduction measures by our dealers. It is also important to note that the effects of a difficult economic environment may be somewhat softened, relative to other product and service providers to the markets, by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment, which serves to amplify the importance of our published parts content provided to customers via our catalog parts lookup products and our website products.

Intellectual Property

We rely on various intellectual property laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties, and control access to software, documentation, and other proprietary information. We have numerous registered trademarks in the U.S. and elsewhere.

Employees

As of July 31, 2015, we had 387 full-time equivalent employees (“FTE’s”) and a total of 397 employees. Of these FTE’s, 181 are involved in customer operations and support, 121 are in sales and marketing, 55 are engaged in maintaining or developing software and providing software customization services, and 30 are involved in general and administration functions. None of these employees are represented by a union.

Fiscal Year

ARI’s fiscal year ends on July 31st. Any references throughout this document to “2015” or “fiscal 2015” and “2014” or “fiscal 2014” refer to the fiscal years ended July 31, 2015, and July 31, 2014, respectively.

Executive Officers of the Registrant

The table below sets forth the names of ARI’s executive team as of October 20, 2015.  The executives serve at the discretion of the Board of Directors.

Name	Age	Capacity Served
Roy W. Olivier	56	President, Chief Executive Officer and Director
William A. Nurthen	42	Vice President of Finance, Chief Financial Officer, Secretary and Treasurer
Robert A. Ostermann	36	Chief Technology Officer
Bradley J. Smith	33	Vice President, Product Management
Robert A. Jones	44	Vice President, Sales

Roy W. Olivier

Olivier was appointed President and Chief Executive Officer of the Company in May 2008, after having served in the capacity of Vice President of Global Sales and Marketing of the Company since September 2006. Prior to joining ARI in 2006, Olivier was a consultant to start-up, small and medium-sized businesses. Prior to that, he was Vice President of Sales and Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Before that, Olivier held various sales and marketing executive and managerial positions with several other companies in the telecommunications and computer industries, including Multicom Publishing Inc., Tandy Corporation, BusinessLand, and PacTel.

William A. Nurthen

Nurthen was appointed Vice President of Finance and Chief Financial Officer of ARI in November 2013, when he joined the Company. Nurthen also serves as Treasurer and Corporate Secretary. Prior to joining ARI, Nurthen served as CFO of Cabrera Capital Markets, LLC, an investment banking firm from 2011-2013. Prior to that, he served in a variety of high-level financial leadership positions including CFO of bioLytical Laboratories from 2008-2011. From 1999 to 2007, Nurthen served in various financial roles at Inforte Corp., a NASDAQ company, including Vice President of Finance and eventually CFO.  From 1997 to 1999, Nurthen worked in various financial operations roles at Platinum Technology International, Inc., a software and consulting company. Nurthen earned his B.A. from The University of Notre Dame in 1995 and his MBA from The Kellogg School of Management at Northwestern University in 2002.

Robert A. Ostermann

Ostermann was appointed Chief Technology Officer of ARI in August 2012, after having served as Executive Director of Technology since November 2011 and prior to that Director of Product Engineering since joining the Company in June 2008. Prior to joining ARI, Ostermann served in various technology management and development roles at Parcel Pro Inc. in Torrance, California, and The California Breath Clinics in Los Angeles, California from 2003-2008. Prior to that, he was lead developer at OC-Net, Inc., a company we acquired in January 2008, in Cypress, California. Ostermann earned a B.S. in Business Administration, Computer Information Systems from California State University.

Bradley J. Smith

Smith was appointed Vice President of Product Management in February 2014, leading the Company’s innovative product strategy. Prior to this, Smith served as Director of Product Management, and prior to that, served various web development positions since joining the Company in July 2007. Prior to joining ARI, Smith served in the U.S. Army from 2000 to 2006. Smith holds a double B.A. in Web/Technology Development and Spanish from the University of Wisconsin-Stevens Point in 2007, and an MBA from the University of Wisconsin-Eau Claire in 2012.

Robert A. Jones

Jones was appointed Vice President of Sales in August 2014, after having served as Director of Sales since November 2013, when he joined the Company. Prior to joining ARI, Jones served as Director of Retail Sales at 50 Below Sales and Marketing, Inc. from February 2010 to November 2013. Prior to that, Jones spent 25 years in the Hospitality Industry.

Available Information

You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, free of charge on our investor relations website at investor.arinet.com as soon as reasonably practical following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting us at our office address listed above.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we do not currently deem to be material also may affect our results of operations and financial condition.

Continued uncertain economic conditions or reduced investments in technology spending may negatively impact our business.

Our business depends on the overall demand for technology services spending and on the economic health and general willingness of our current and prospective customers to make capital and expense commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be adversely affected. Our customers sell capital goods, some of which are considered luxury in nature, which are highly dependent on the disposable income of end consumers. Weak or volatile economic conditions or a reduction in consumer spending may weaken our customers’ demand for eCatalogs, lead management and eCommerce websites, business management software, and other technology-enabled services, or their general information technology spending, which would likely harm our business and operating results in a number of ways, including longer sales cycles, potential lower prices for our services, reduced sales and increased churn.

We may become liable to our customers and lose customers if we have defects or disruptions in our service or if we provide poor service.

Because we deliver some of our technology as a service, errors or defects in the software applications underlying our services, or a failure of our hosting infrastructure, may make our services, in particular our eCommerce services, unavailable to our customers. Since our customers use our eCommerce services to facilitate their sales, any errors, defects, disruptions in service, or other performance problems with our services, whether in connection with the day-to-day operation of our services, upgrades or otherwise, could damage our customers’ businesses.

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

If we have any errors, defects, disruptions in service, or other performance problems with our services, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales, or customers may make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or litigation costs.

We may be exposed to risks and costs associated with protecting the integrity and security of our customers’ information.

A significant number of customers make purchases from us using credit cards. In order for our business to function successfully, we and other market participants must be able to handle and transmit confidential information, including credit card information, securely. We are not currently fully compliant with Payment Card Industry (“PCI”), Data Security Standards, and there can be no assurance that in the future, we will be able to operate our facilities and our customer service and sales operations in accordance with PCI or other industry recommended practices. We intend to obtain compliance with PCI Data Security Standards and will incur additional expenses to attain and maintain PCI compliance.

Further, there is increased litigation over personally identifiable information, and we may be subject to one or more claims or lawsuits related to intentional or unintentional exposure of our customer’s personally identifiable information. Even if we are compliant with PCI standards, we still may not be able to prevent security breaches involving customer transaction data. Any breach could cause consumers to lose confidence in the security of our websites and choose not to purchase from us. If a computer hacker or other criminal is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, fines, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.

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

Our core markets and verticals are competitive, and if we do not compete effectively, our operating results may be negatively impacted.

The markets for eCatalogs, lead management and eCommerce websites, business management software, and other technology-enabled services targeted at our vertical markets are competitive, and the eCommerce area, specifically, is rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to remain intense. In addition, increased competition generally could result in reduced sales, reduced margin, or the failure of our services to achieve or maintain more widespread market acceptance. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical market or industry; ease of use of the service; speed and ease of deployment, integration, and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; strength of customer relationships; and financial resources of the vendor. To compete effectively, we also must be able to more frequently update our services to meet market demand.

Our principal competitors include Snap-on Business Solutions and PowerSports Network, owned by Dominion Enterprises. Some of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition within our target vertical markets, larger marketing budgets, as well as substantially greater financial, technical, and other resources. If we are not able to compete effectively, our operating results will be harmed.

The impact of negative factors on the business may not be immediately reflected in our financial results.

Because we recognize subscription revenue over the term of the applicable agreement, non-renewal of subscriptions or reductions in new service agreements may not be immediately reflected in our operating results. The majority of our revenue in any given period is attributable to service agreements entered into during previous periods. A decline in new or renewed service agreements in any one period will not be fully reflected in our revenue in that period, but will reduce our revenue in future periods. As a result, the effect of significant downturns in sales and market acceptance of our services in a particular period may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, because revenue from new customers must be recognized over the applicable subscription term.

Our operating results may fluctuate from quarter to quarter.

We expect that a portion of our revenue in the future will be derived from non-recurring fee income, which consists primarily of revenues from professional services such as software customization and training, software sales and one-time network installation fees. The timing of recording of this revenue is dependent upon several factors that we cannot predict. These factors include:

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

We regard our trademarks, proprietary technology, and similar intellectual property as critical to our success, and we rely upon trademark law, trade secret protection, and confidentiality and license agreements with our employees, strategic partners and others to protect our proprietary rights, but these measures can have only limited effectiveness. Prevalent use of the Internet has also increased the ease with which third parties can distribute our intellectual property without our authorization.

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

Other parties may assert claims of infringement of intellectual property or other proprietary rights against us. These claims, even if without merit, could require us to expend significant financial and managerial resources. Furthermore, if claims like this were successful, we might be required to change our trademarks, alter our content, products or services, or pay financial damages, any of which could substantially increase our operating expenses. We also may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any needed license on commercially reasonable terms or at all, and rights granted under any licenses may not be valid and enforceable. In the future, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of trademarks and other intellectual property rights of third parties by us and our licensees. Any such claims could have a material adverse effect on our business, financial condition and operating results.

We are dependent on our management and employees.

We are dependent on the services of our executive officers and other key employees. There can be no assurance, however, that we can obtain executives of comparable expertise and commitment in the event of death, disability or voluntary departure of one of our executive officers or other key employees, or that our business would not suffer material adverse effects as the result of the death, disability or voluntary departure. Further, the loss of the services of any one or more of these employees could have an adverse effect on our business. In addition, we will also need to attract and retain other highly skilled technical and managerial personnel for whom competition is intense. If we are unable to do so, our business, results of operations and financial condition could be materially and adversely affected.

Our common stock has had limited trading.

Trading in our common stock has historically been thin. Because of the thinness of the market for our stock, the price of our common stock may be subject to manipulation. This limited trading may adversely affect the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and the ask prices of our common stock and investors may not be able to sell shares of our common stock when or at prices they desire.

We may not be able to identify, acquire, and successfully integrate acquisitions.

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

We face risks with our international strategy.

Our business strategy includes increasing our presence in the non-U.S. markets. This strategy presents a number of special risks, including:

•	managing more geographically diverse operations;
•	dealing with currency fluctuations;
•	increased costs of operation;
•	only having a small number of employees in these markets;
•	our dependence on value-added resellers and contractors to sell and service our products;
•	a much smaller and more concentrated current customer base; and

•	assumption that U.S. international policy will remain favorable towards the countries in which we sell our products and services.

Our historical losses have resulted in accumulated deficits on the consolidated balance sheet.

While we have been profitable in recent years, we have experienced net losses in numerous fiscal years since our organization in 1981. These net losses have resulted in an accumulated deficit of $87,793,000 as of July 31, 2015. We may not be able to maintain or increase profitability in the future. As a result of these historical losses, our financial position has been weakened, and our ability to finance our growth may be constrained.

Our unused net operating loss carryforwards could become impaired if we do not maintain profitability.

We have federal net operating loss carryforwards (“NOLs”) of $4,515,000 as of July 31, 2015. We may not be able to maintain sufficient, timely taxable income to utilize these before they expire. As a result, both net income and income tax liabilities could be negatively impacted.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on certain factors beyond our control.

Our ability to make principal and interest payments on our indebtedness and to fund planned capital expenditures and product development efforts will depend on our ability to generate cash flow in the future. Our future operating performance and financial results will be subject, in part, to factors beyond our control, including dealer bankruptcies in the vertical markets we serve, and general economic, financial and business conditions. We cannot assure that our business will generate sufficient cash flow from operations or that future financing facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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

		Square	Lease
Description of Use	Location	Footage	Expiration	Country
Corporate headquarters; outdoor power equipment, marine	Milwaukee, WI	16,300	July 2021	United States
and recreational vehicle
Software development	Cypress, CA	6,000	July 2020	United States
Aftermarket publishing	Floyds Knobs, IN	2,200	April 2017	United States
Automotive aftermarket sales and support	Des Moines, IA	8,000	November 2017	United States
Powersports, automotive tire and wheel and durable medical	Duluth, MN	25,500	January 2019	United States
equipment sales and support
Automotive tire and wheel sales and support	Wexford, PA	1,100	May 2017	United States
Automotive tire and wheel sales and support	Cookeville, TN	14,000	November 2018	United States
Automotive tire and wheel sales and support	Salt Lake City, UT	2,000	April 2016	United States
European sales and support	Leiden, The Netherlands	2,200	April 2020	Netherlands

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

Quarter Ended:	High	Low
10/31/2013	$3.40	$2.70
1/31/2014	$3.51	$2.92
4/30/2014	$3.45	$2.33
7/31/2014	$3.22	$2.53
10/31/2014	$3.56	$2.41
1/31/2015	$4.45	$3.07
4/30/2015	$3.99	$3.01
7/31/2015	$3.30	$2.74

As of October 20, 2015, there were approximately 1,555 holders of record of ARI common stock. We have not paid cash dividends to date and have no current intention to pay cash dividends. Our ability to make distributions to our shareholders, including cash dividends, is also restricted under the terms of our credit facilities.

During fiscal 2015, the Company did not repurchase any of its equity securities.

Item 6.  Selected Financial Data

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our audited consolidated financial statements for fiscal 2015 and fiscal 2014, including the notes thereto, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which as previously identified are subject to the safe harbors created under the Securities Act and Exchange Act.

Overview

Fiscal 2015 was a game changing year for ARI, with revenues exceeding $40 million. We acquired three new businesses which are strategic to our operations, which we expect to be accretive to our shareholders and which position us for double digit revenue growth in fiscal 2016. Total revenue increased 22.5% or $7,424,000 during fiscal 2015, over fiscal 2014. Recurring revenue increased 18.1% in fiscal 2015, compared to fiscal 2014, and constituted over 90% of our total revenue for fiscal 2015. The growth in revenue is primarily attributable to revenue from the TCS, TASCO, and DCi acquisitions and organic growth.

Our operating income increased 550.0% or $1,958,000 from $356,000 during fiscal 2014 to $2,314,000 during fiscal 2015. Operating expenses increased 17.3%, or $4,542,000, during fiscal 2015, compared to fiscal 2014, primarily due to the additional costs of our newly-acquired operations.

The Company generated net income of $1,071,000 or $0.07 per share during fiscal 2015, compared to a net loss of $102,000 or ($0.01) per share during fiscal 2014. The increase in both operating and net earnings is primarily due to (i) operational efficiency improvements made in the second half of fiscal 2014; (ii) organic revenue growth; and (iii) the growth in the overall business as a result of the acquisitions, while recognizing cost synergies from the combined businesses.

Cash flow from operations was $6,313,000 during fiscal 2015, compared to $2,383,000 during fiscal 2014.

Revenue

The following table summarizes our revenue by product and by RR and non-recurring revenue:

	Twelve months ended July 31
	2015	% of Total	2014	Total	% Change
Lead Generation and eCommerce Websites	$22,258	55.0%	$17,795	53.9%	25.1%
eCatalog Services	13,917	34.4%	14,042	42.5%	(0.9)%
Business Management Software	1,955	4.8%	-	-%	100.0%
Digital Marketing Services	1,228	3.0%	449	1.4%	173.5%
Other Revenue	1,085	2.7%	733	2.2%	48.0%
Total revenue	$40,443	100.0%	$33,019	100.0%	22.5%

Recurring revenue	36,483	90.2	30,896	93.6	18.1%
Non-recurring revenue	3,960	9.8	2,123	6.4	86.5%
Total revenue	$40,443	100.0%	$33,019	100.0%	22.5%

Total revenue increased 22.5% or $7,424,000 during fiscal 2015, compared to fiscal 2014. Recurring revenue increased 18.1% or $5,587,000 during fiscal 2015, compared to fiscal 2014. RR represented 90.2% of total revenues during fiscal 2015 versus 93.6% during fiscal 2014. The decline in RR as a percentage of total revenue during fiscal 2015 was related to the mix in revenue related to the TCS and TASCO businesses which, due to some of their perpetually licensed software, has a lower percentage of RR than our historical business, as well as the mix in revenue related to non-recurring professional services in the period.

Lead Generation and eCommerce Website Revenue

Our lead generation and eCommerce website solutions generate revenue from one-time set-up and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees. Our lead generation and eCommerce website solutions are typically sold as one year, renewable contracts with monthly payment terms. We estimate that we currently host and maintain more than 7,000 websites for dealers in all of our vertical markets. Lead generation and eCommerce website solutions have become ARI’s largest source of revenue and accounted for 55.0% of total revenue during fiscal 2015. Lead generation and eCommerce website revenue increased 25.1% to $22,258,000 in fiscal 2015, compared to $17,795,000 during fiscal 2014. This increase was a result of both organic revenue growth from our historic lead generation and eCommerce solutions and revenue from our newly-acquired TCS eCommerce website solutions. Since the acquisition of TCS, we have integrated our sales teams related to our eCommerce website products. We anticipate that our lead generation and eCommerce website platforms will continue to be the Company’s largest source of growth from a total revenue perspective, much of this growth coming in the ATW, AAPS and HME markets.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. eCatalog is our second largest source of RR, representing 34.4% of total revenue during fiscal 2015. eCatalog revenue decreased 0.9% or $125,000 during fiscal 2015, compared to fiscal 2014. The catalog content provided in our eCatalog solutions helps to drive sales growth in our lead generation and eCommerce website solutions as well, so while eCatalog revenue has declined in fiscal 2015, it continues to drive growth in other areas of the business. Management expects eCatalog revenue to increase in fiscal 2016 due to revenue from our July 2015 acquisition of DCi and low single-digit organic growth.

Business Management Software Revenue

Business management software revenue is generated from perpetual one-time license and installation fees for our new business management software, along with recurring maintenance and support fees, as well as hosting fees for our SaaS version. These products were acquired from TASCO and TCS. Business management software revenue was $1,955,000 and represented 4.8% of total revenue during fiscal 2015. Management expects business management software revenue to increase in fiscal 2016, as we recognize revenue from these new products for a full fiscal year, as well as due to organic growth.

Digital Marketing Revenue

Revenues from our digital marketing solutions are generated from set-up fees and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements. We derived approximately 3% of our revenues from digital marketing services during fiscal 2015. Digital marketing revenue increased 173.5% from $449,000 during fiscal

2014 to $1,228,000 during fiscal 2015. This increase was primarily due to revenue for the new digital marketing services acquired from TCS and organic growth from our existing offerings. Management expects digital marketing revenue to increase as this service offering is a relatively new offering and is complementary to our other products, allowing us to expand within our current markets and current customers.

Other Revenue

We also offer a suite of complementary solutions, which include software, professional services and hosting services. Other revenue, which is primarily non-recurring in nature, represented approximately 2.7% of total revenue. Other revenue increased 48.0%, from $733,000 during fiscal 2014, to $1,085,000 during fiscal 2015. The increase in other revenue is primarily due to an increase in our professional services revenue. Revenues from non-recurring professional services will fluctuate from period to period based on the timing of custom projects.

Recurring Revenue

RR is one of the most important growth drivers of our business. Increasing the percentage of our revenues that are recurring, while at the same time reducing the rate of customer churn, enhances our ability to generate profitable growth. Our subscription-based SaaS and DaaS products generate higher margins than our non-recurring products and services, and the incremental cost of selling these products to new dealers (we refer to these as new “logos”) is relatively low. Reducing the rate of our customer churn, which is the percentage of RR that does not renew, helps drive organic growth as it allows for a greater percentage of our new logos to be incremental to the top line (versus making up for lost logos) and also increases the base upon which we can apply price increases and sell additional products and features.

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees. RR increased 18.1% from $30,896,000 during fiscal 2014 to $36,483,000 during fiscal 2015. The growth in RR was primarily attributable to both the addition of RR from our TCS acquisition and organic growth in our historic lead generation and eCommerce website products. We expect lead generation and eCommerce website RR to continue to be our largest contributor to RR growth in fiscal 2016.

Non-recurring Revenue

Non-recurring revenue is generated from one-time perpetual license fees from our business management offerings, certain offerings within the Company’s digital marketing services, professional services related to software customization and data conversion, usage fees charged on our RR products, set-up fees and other complementary products and services. Total non-recurring revenue increased 86.5% from $2,123,000 during fiscal 2014 to $3,960,000 during fiscal 2015. The increase in non-recurring revenue was primarily due to perpetual license revenue from our newly-acquired business management software and an increase in professional services revenue. Our goal is to maintain non-recurring revenue of less than 10% of total revenue, as the margins on this revenue tends to be lower than our RR products. Furthermore, non-recurring revenue must be resold each year.

Cost of Revenue and Gross Margin

We classify as cost of revenue those costs directly attributable to the provision of services. These costs include (i) software amortization, which represents the periodic amortization of costs for internally developed or purchased software sold to customers; (ii) direct labor for the provision of catalog production, product implementations and professional services revenue; and (iii) other direct costs, which represent amounts paid to third-party vendors for data royalties, as well as data conversion and replication fees directly attributable to the services we provide our customers.

The table below breaks out cost of revenue into each of these three categories:
	Twelve months ended July 31
		% of		% of
	2015	Revenue	2014	Revenue	% Change
Net revenues	$40,443		$33,019		22.5%
Cost of revenues:
Amortization of capitalized software costs	2,022	5.0%	2,052	6.2%	(1.5)%
Direct labor	2,150	5.3%	2,151	6.5%	(0.0)%
Other direct costs	3,130	7.7%	2,175	6.6%	43.9%
Total cost of revenues	7,302	18.1%	6,378	19.3%	14.5%
Gross profit	$33,141	81.9%	$26,641	80.7%	24.4%

Gross profit was $33,141,000 or 81.9% of revenue in fiscal 2015, compared to $26,641,000 or 80.7% of revenue for fiscal 2014. The gross profit margin improvement was due to our RR increasing at faster rate than the costs associated with servicing the RR. Amortization of capitalized software costs as a percentage of revenue decreased during fiscal 2015, compared to last year, primarily due to revenue increasing at a faster rate than software capitalization costs. Direct labor costs as a percentage of revenue decreased during fiscal 2015, compared to last year primarily due to operational efficiencies in our catalog production and website implementation operations. Other direct costs increased as a percentage of revenue during fiscal 2015, compared to fiscal 2014, due to an increase in royalty expense as we expanded our website offerings, as well as subcontracted labor that was used for a portion of our professional services work in the current year. The Company expects fluctuations in gross margin from quarter-to-quarter and year-over-year based on the mix of products sold.

Operating Expenses

We categorize net operating expenses as follows:

•

Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees, and the cost of marketing programs and trade show attendance;

•

Customer operations and support expenses are composed of our computer hosting operations, software maintenance agreements for our core network and personnel and related costs for operations and support employees;

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

•

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software products are a component of cost of revenue;  and

•

We allocate certain shared costs among the various net operating expense classifications. Allocated costs include facilities, insurance, internal software and telecommunications. These costs are generally allocated based on headcount, unless circumstances dictate otherwise. All public company costs, including legal and accounting fees, investor relations costs, board fees and directors and officers liability insurance, remain in general and administrative.

The following table summarizes our operating expenses by expense category (in thousands):

	Twelve months ended July 31
		% of		% of	%
	2015	Revenue	2014	Revenue	Change
Sales and marketing	$10,427	25.8%	$9,344	28.3%	11.6%
Customer operations and support	7,811	19.3%	6,645	20.1%	17.5%
Software development and technical support	4,199	10.4%	2,717	8.2%	54.5%
General and administrative	6,634	16.4%	6,222	18.8%	6.6%
Depreciation and amortization (1)	1,756	4.3%	1,322	4.0%	32.8%
Loss on impairment of long-lived assets	—	—%	35	0.1%	(100.0)%
Net operating expenses	$30,827	76.2%	$26,285	79.6%	17.3%

(1)	Exclusive of amortization of software product costs of $2,022 and $2,052 for the twelve months ended July 31, 2015 and 2014, respectively, which are included in cost of revenue

Net operating expenses increased 17.3% or $4,542,000 during fiscal 2015, compared to fiscal 2014. The Company acquired the net assets of TCS in September 2014, the net assets of TASCO in April 2015 and the net assets of DCi in July 2015. The increase in net operating expenses was primarily due to the costs necessary to operate the TCS office for 10 months, the TASCO office for 3 months and the DCi office for part of July. During January 2014, the Company implemented a 14% reduction in workforce as a result of consolidating operations and other operational efficiencies achieved, primarily in the catalog conversion and website implementation and support areas, which offset the additional operating costs of our recent acquisitions. The Company expensed approximately $300,000 during fiscal 2014 in severance and related costs as a result of this workforce reduction. To the extent the

Company can leverage growth in its core RR products, management expects net operating expenses to decline as a percentage of total revenues, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 11.6% or $1,083,000 during fiscal 2015, compared to fiscal 2014. The increase was primarily a result of the cost of the sales staff associated with the TCS operation. Sales and marketing expense as a percentage of revenue decreased from 28.3% of revenue in fiscal 2014 to 25.8% for the same period in fiscal 2015. This decrease is due to the growth in our RR base, which requires much less resources to renew, integration of new acquisitions which tend to operate with lower sales costs as a portion of revenue, reduced trade show spend and the impact of the workforce reduction during January 2014. Management expects sales and marketing expense as a percentage of revenue to continue to decline as RR continues to grow.

Customer Operations and Support

Customer operations and support expense increased 17.5% or $1,166,000 during fiscal 2015, compared to fiscal 2014, and as a percentage of revenue decreased from 20.1% of revenue during fiscal 2014 to 19.3% during fiscal 2015. The decrease in customer operations and support expense as a percentage of revenue is primarily related to efficiencies gained as we continue to grow RR, offset in part by costs associated with the acquisitions. Management expects customer operations and support expenses to increase in fiscal 2016 due to the additional costs associated with the acquisitions, but to decline as a percentage of revenue over time, as we continue to integrate these areas into our operations, while RR continues to grow.

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

Software development and technical support costs increased 54.5% or $1,482,000 during fiscal 2015 versus fiscal 2014, primarily due to the additional development staff associated with the TCS products. During fiscal 2015, we capitalized $1,085,000 of software development labor and overhead, versus $1,501,000 during fiscal 2014. In addition to internal capitalized software costs, we had outsourced development costs of $320,000 during fiscal 2015 and $284,000 during fiscal 2014. During fiscal 2015, we devoted resources to several enhancements of our website products and a major new upgrade to our web eCatalog product, but have largely completed our work on AccessorySmart and PartStream products, which contributed to the higher capitalization rate in fiscal 2014.

Direct labor classified as cost of sales was relatively the same at $2,150,000 during fiscal 2015 and fiscal 2014. We had an increase in professional services revenue for which the related additional costs were offset by efficiencies implemented in the catalog conversion and customer implementation and support areas.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period-to-period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 6.6% or $412,000 during fiscal 2015, compared to fiscal 2014. The increase was primarily a result of transaction costs for the TCS, TASCO and DCi acquisitions and additional headcount from these acquisitions. General and administrative expense as a percentage of revenue decreased from 18.8% of revenue for fiscal 2014 to 16.4% for the same period in fiscal 2015. Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business, although additional acquisitions or other transactions could result in elevated general and administrative expense in future periods.

Other Income and Expense

The table below summarizes the components of other income and expenses for fiscal 2015 and fiscal 2014 (in thousands):

	Twelve months ended July 31
	2015	2014	% Change
Interest expense	$(465)	$(286)	62.6%
Loss on change in fair value of stock warrants	—	(28)	(100.0)%
Gain on change in fair value of contingent liabilities	—	67	(100.0)%
Gain on change in fair value of contingent assets	28	—	100.0%
Other, net	5	30	(83.3)%
Total other income (expense)	$(432)	$(217)	99.1%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and imputed interest on contingent liabilities.  Interest expense increased 62.6% or $179,000 during fiscal 2015, compared to fiscal 2014, due primarily to the additional debt and contingent liabilities resulting from the TCS acquisition. The Company expects interest expense to increase during fiscal 2016, compared to fiscal 2015, due to the debt resulting from the July 2015 acquisition of DCi.

Adjusted EBITDA

EBITDA is calculated as net income adjusted to exclude interest expense, amortization, depreciation and income tax expense. Adjusted EBITDA further eliminates non-cash, stock-based compensation expense.  Management believes Adjusted EBITDA is helpful in understanding period-over-period operating results separate and apart from non-operating expenses and expenses pertaining to prior period investing activities, particularly given the Company’s significant investments in capitalized software and its continuing efforts in completing acquisitions, which typically result in significant non-cash depreciation and amortization expense in subsequent periods.  However, Adjusted EBITDA has significant limitations as an analytical tool and should only be used cautiously in addition to, and never as a substitute for, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

The table below presents the reconciliation of net income to EBITDA and Adjusted EBITDA for fiscal 2015 and 2014 (in thousands):

	Twelve months ended July 31
	2015	2014
Net income (loss)	$1,071	$(102)
Interest	465	286
Amortization included in cost of sales	2,023	2,052
Depreciation and amortization	1,756	1,322
Loss on FMV of Warrant Derivatives	-	28
Loss on impairment of long-lived assets	-	35
Income taxes	811	241
EBITDA	$6,126	$3,862
Stock-based compensation expense	446	560
Adjusted EBITDA	$6,572	$4,422

Revenue	$40,443	$33,019
Adjusted EBITDA as a % of revenue	16.3%	13.4%

Adjusted EBITDA increased 48.6%, from $4,422,000 during fiscal 2014 to $6,572,000 during fiscal 2015. Adjusted EBITDA as a percentage of revenue increased from 13.4% during fiscal 2014 to 16.3% during fiscal 2015.  The increase was primarily due to the improvement in operating income. Management expects Adjusted EBITDA as a percentage of revenue to increase in fiscal 2016, to the extent earnings continue to increase as a result of RR growth and the Company recognizes a full year of earnings related to its recent acquisitions.

Acquisitions

On July 13, 2015, the Company acquired substantially all of the assets of Direct Communications Inc. (DCi), a leading provider of differentiated product content and electronic catalog software serving manufacturers, distributors, jobbers and independent retailers in AAPS. Consideration for the acquisition included: (1) a cash payment equal to $3,750,000; (2) 159,795 shares of the Company’s common stock; and (3) the issuance of a promissory note in principal amount of $2,000,000 to DCi, which is subject to a working capital adjustment as set forth in the asset purchase agreement.

On April 27, 2015, the Company acquired substantially all of the assets of TASCO, a leading provider of business management software designed exclusively for the automotive ATW aftermarket industry. Consideration for the acquisition included: (1) a cash payment at the closing of the transaction equal to $1,750,000; (2) 242,424 shares of the Company’s common stock; and (3) a $200,000 holdback payable on April 27, 2016, subject to a working capital adjustment as defined in the asset purchase agreement.

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive ATW vertical. Consideration for the acquisition included: (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes initially in aggregate principal amount of $3,000,000 to the former owners of TCS. The principal amount of the notes was reduced by $67,000 to $2,933,000 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement;  and (4) a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals. The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000 and the estimated fair value is $711,000.

The Company’s strategy is to integrate the sales teams from acquisitions as quickly as possible in order to realize cross selling synergies. As a result, we do not track revenues and costs specific to the individual acquired businesses.

Income Taxes

The Company has net deferred tax assets of $5,490,000 as of July 31, 2015, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets. Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $811,000 during fiscal 2015, compared to $241,000 during fiscal 2014. We paid income taxes of $64,000 and $106,000 during fiscal 2015 and 2014, respectively, primarily related to statutory alternative minimum taxes. Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our Netherlands operation. We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at July 31, 2015 and 2014.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from our financial statements:

	Twelve months ended July 31
	2015	2014	Change
Net cash provided by operating activities	$6,313	$2,383	$3,930
Net cash used in investing activities	(11,942)	(2,818)	(9,124)
Net cash provided by financing activities	6,127	51	6,076
Effect of foreign currency exchange rate changes on cash	(22)	(3)	(19)
Net change in cash	$476	$(387)	$863
Cash at end of period	$2,284	$1,808	$476

We generated $476,000 of net cash during fiscal 2015, compared to the utilization of $387,000 during fiscal 2014. We generated net cash provided by operating activities of $6,313,000 during fiscal 2015 compared to $2,383,000 during fiscal 2014. This increase in cash generated from operations was primarily due to increased pre-tax profitability, and an increase in revenue from cash collected in the period rather than from realization of deferred revenue, which had resulted from cash collected in prior periods.

Cash used in investing activities increased $9,124,000 during fiscal 2015, compared to fiscal 2014. During fiscal 2015, we paid cash of $4,200,000 as consideration for the TCS acquisition, $1,750,000 as consideration for the TASCO acquisition and $3,750,000 as consideration for the DCi acquisition. In addition, we paid $250,000 for a contingent liability from a previous acquisition, capitalized $1,411,000 of software development costs, purchased technology and equipment of $692,000 and received $111,000 from an earn-out receivable, during fiscal 2015. During fiscal 2014, we paid net cash of $490,000 in acquisition related investments, capitalized $1,798,000 of software development costs and acquired technology equipment of $658,000. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash provided from financing activities was $6,127,000 during fiscal 2015, as the Company increased its senior debt, as described below, to partially fund the TCS acquisition in September 2014, and generated $4,834,000 from the sale of the Company’s common stock pursuant to an underwritten offering.  Net cash provided by financing activities was $51,000 in fiscal 2014.

On May 12, 2015, the Company completed an underwritten offering pursuant to which it sold 1,760,000 shares of its common stock at a price to the public of $3.00 per share. The Company received net proceeds of approximately $4,686,300 from the sale, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company used a portion of the net proceeds to fund the DCi acquisition and a portion to repay its outstanding line of credit balance of $1,750,000 incurred in connection with its April 2015 acquisition of TASCO (thus making the line of credit fully available for future transactions).

The Company borrowed an additional $2.1 million on the Silicon Valley Bank (“SVB”) term note and $1.5 million on the SVB revolving credit line (each as described below) to partially fund its acquisition of TCS on September 30, 2014. The balance on the revolving credit line was subsequently repaid by the Company. The Company also issued two promissory notes in the aggregate principal amount of $3,000,000 in connection with the TCS acquisition and one promissory note in the principal amount of $2,000,000 in connection with the DCi acquisition.

Management believes that current cash balances and its ability to generate cash from operations are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Debt

The Company has a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of September 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019. In addition to this, the Company has issued several promissory notes in connection with its acquisitions.  See Note 4 to the consolidated financial statements for further details. The following table summarizes the Company’s outstanding debt obligations as of July 31, 2015 (in thousands):

	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2016	$605	$733	$—	$1,338
2017	832	978	640	2,450
2018	1,134	978	666	2,778
2019	1,210	244	694	2,148
2020	1,815	—	—	1,815
	$5,596	$2,933	$2,000	$10,529

Leases

We lease office space and certain office equipment under capital and operating lease arrangements expiring through 2021.  See Note 8 to the consolidated financial statements for further details. The following table shows our remaining obligations under these arrangements as of July 31, 2015 (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2016	$179	$994
2017	58	900
2018	50	834
2019	17	632
2020	—	507
Thereafter	—	364
Total minimum lease payments	304	4,231
Less amounts related to interest	(24)	—
Net minimum lease payments	$280	$4,231

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformance with GAAP requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified as the most critical accounting policies and judgments those addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, refer to Note 1 of the consolidated financial statements, which appear elsewhere within this report on Form 10-K. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information currently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition

Revenues from subscription fees for use of our software, access to our catalog content and software maintenance and support fees are all recognized ratably over the contractual term of the arrangement. The Company accounts for delivered elements in accordance with the selling price when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenue on undelivered elements is recognized when the elements are delivered. ARI considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

Revenues for professional services to customize complex features and functionality in a product’s base software code or develop complex interfaces within a customer’s environment are recognized as the services are performed if they are determined to have stand-alone value to the customer or if all of following conditions are met i) the customer has a contractual right to take possession of the software; ii) the customer will not incur significant penalty if it exercises this right; and iii) it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software. When the current estimates of total contract revenue for professional services and the total related costs indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.  Professional service revenues for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of the arrangement, are amortized over the term of the contract.

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews receivable balances based on an assessment of current creditworthiness and estimates the portion of the balance that will not be collected. The allowance for potential doubtful accounts is reflected as an offset to trade receivables in the accompanying balance sheets.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax basis of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the consolidated balance sheet. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed periodically. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in the tax provision in the statement of income. Future events that could have a material impact on the valuation allowance include, but are not limited to, acquisitions, triggering a limitation of use under Section 382 of the Internal Revenue Code and changes in tax legislation.

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

Goodwill and Other Intangible Assets

As fully described in Note 1 to the consolidated financial statements, we annually review the carrying value of goodwill to determine whether an impairment may exist. We determined that there is a single reporting unit for the purpose of goodwill impairment testing. We estimate the fair value of the reporting unit using various valuation techniques, with our primary techniques being a discounted cash flow valuation and control premium adjusted market capitalization. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including estimating future operating results, selecting a weighted average cost of capital to discount estimated future cash flows, anticipated long-term growth rates and future profit margins.

Estimating the fair value of a reporting unit is an inherently subjective process. Changes in assumptions, estimates, and other inputs could result in the indication of potential impairment of a portion of the recorded goodwill. Management believes the assumptions, estimates and other inputs used reflect our best efforts and are appropriate for valuing the reporting unit. Our goodwill impairment test indicated that goodwill was not impaired in fiscal 2015 or fiscal 2014.

Impairment tests are also performed for those intangible assets with estimable useful lives if circumstances indicate that an impairment event may have occurred.

Quarterly Financial Data

The following table sets forth the unaudited results of operations for each of the eight quarterly periods ended July 31, 2015, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Net revenues	$9,112	$8,160	$10,139	$8,135	$10,280	$8,176	$10,912	$8,548
Gross margin	$7,363	$6,600	$8,277	$6,449	$8,500	$6,616	$9,001	$6,976
Net income (loss)	$104	$25	$260	$(461)	$339	$160	$368	$174
Basic and diluted net income per common share:				-
Basic	$0.01	$0.00	$0.02	$(0.03)	$0.02	$0.01	$0.02	$0.01
Diluted	$0.01	$0.00	$0.02	$(0.03)	$0.02	$0.01	$0.02	$0.01

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2015. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2015.

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

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the year ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by Item 10 of Part III will be included in our Proxy Statement relating to our Fiscal 2016 Annual Meeting of Shareholders and is incorporated herein by reference, with the exception of information relating to the Company’s executive officers, which is set forth in Part I of this report.

Item 11.  Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our Fiscal 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our Fiscal 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.  Certain Relationships, Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our Fiscal 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our Fiscal 2016 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.  Exhibits

2.1

Asset Purchase Agreement, dated September 30, 2014, by and among ARI Network Services, Inc., Tire Company Solutions, LLC, Barry Reese and Kenny Pratt, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 2, 2014.

2.2

Asset Purchase Agreement dated August 17, 2012 by and among ARI Network Services, Inc., Ready2Ride, Incorporated, Jamie Amy-Longacre and Ronald L. Longacre, Jr., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 23, 2012.

2.3

First Amendment to Asset Purchase Agreement by and among ARI Network Services, Inc., RJ Longacre, Inc., Jamie Amy-Longacre and Ronald R. Longacre, Jr., dated as of October 22, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

2.4

Asset Purchase Agreement, dated July 13, 2015, by and among ARI Network Services, Inc., Direct Communications, Incorporated, et al., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015.

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.
3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2003.
3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 33-43148).
4.1	Form of Subordinated Promissory Note, dated September 30, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2014.
4.4	Form of Common Stock Purchase Warrant dated March 15, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2013.
4.5	Form of First Amendment to Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2013.
4.6

Unsecured Non-Negotiable Subordinated Promissory Note, dated July 13, 2015, made by ARI Network Services, Inc. in favor of Direct Communications, Incorporated, incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015.

10.1

Form of Securities Purchase Agreement dated March 12, 2013, between ARI Network Services, Inc. and the Purchasers identified therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2013.

10.2*	Summary of Executive Bonus Arrangements (Fiscal 2015).
10.3

Loan and Security Agreement dated as of July 27, 2011 by and between ARI Network Services, Inc. and Fifth Third Bank, incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed on July 28, 2011.

10.4*

Amended and Restated Employment Agreement, executed as of October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.5*

First Amendment to Amended and Restated Employment Agreement, dated February 5, 2015, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2015.

10.6*

Second Amendment to Amended and Restated Employment Agreement, dated October 9, 2015, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2015.

10.7*

Second Amendment to Change of Control Agreement, dated October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.8*

Employment Agreement, executed as of August 14, 2012, between Marvin A. Berg and ARI Network Services, Inc., incorporated by reference to the Company’s Form 10-K for the fiscal year ended July 31, 2012.

10.9*

Change of Control Agreement, dated August 14, 2012, between Marvin A. Berg and ARI Network Services, Inc., incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K for the fiscal year ended July 31, 2012.

10.10*	Separation Agreement between Marvin A. Berg and ARI Network Services, Inc., effective as of July 31, 2015.
10.11

Loan and Security Agreement dated as of April 26, 2013 among Silicon Valley Bank, ARI Network Services, Inc. and Project Viking II Acquisition, Inc., incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on April 29, 2013.

10.12

First Loan Modification Agreement, dated September 30, 2014, by and among Silicon Valley Bank, ARI Network Services, Inc. and Project Viking II Acquisition, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on October 2, 2014.

10.13*	Employment Agreement by and between William A. Nurthen and ARI Network Services, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.
10.14*	Change of Control Agreement between ARI Network Services, Inc. and William A. Nurthen, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.
10.15*	ARI Network Services, Inc. 2000 Employee Stock Purchase Plan, as amended, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2014.
10.16*	ARI Network Services, Inc. 2000 Stock Option Plan, amended April 15 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the quarter ended April 30, 2014.
10.17*	ARI Network Services, Inc. 2010 Equity Incentive Plan, amended April 15, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended April 30, 2014.
10.18*	Form of 2010 Equity Incentive Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2015.
21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*    Indicates Management Contract or Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 15 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of October, 2015.

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

/s/ William H. Luden, III	October 29, 2015
William H. Luden, III
Chairman of the Board

/s/ Roy W. Olivier	October 29, 2015
Roy W. Olivier
Director

William C. Mortimore	October 29, 2015
William C. Mortimore
Director

/s/ P. Lee Poseidon	October 29, 2015
P. Lee Poseidon
Director

/s/ Robert Y, Newell, IV	October 29, 2015
Robert Y, Newell, IV
Director

/s/ Chad J. Cooper	October 29, 2015
Chad J. Cooper
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and Subsidiary (the Company) as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the two-year period ended July 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Minneapolis, MN

October 29, 2015

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	July 31	July 31
	2015	2014
ASSETS
Cash and cash equivalents	$2,284	$1,808
Trade receivables, less allowance for doubtful accounts of $372
and $359 at July 31, 2015 and 2014	2,046	1,212
Work in process	165	294
Prepaid expenses and other	848	1,030
Deferred income taxes	3,092	2,655
Total current assets	8,435	6,999
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,800	2,382
Leasehold improvements	629	626
Furniture and equipment	2,981	2,327
Total equipment and leasehold improvements	6,410	5,335
Less accumulated depreciation and amortization	(3,989)	(3,564)
Net equipment and leasehold improvements	2,421	1,771
Capitalized software product costs:
Amounts capitalized for software product costs	25,463	22,676
Less accumulated amortization	(20,337)	(18,656)
Net capitalized software product costs	5,126	4,020
Deferred income taxes	2,398	3,507
Other long-term assets	84	72
Other intangible assets	10,116	3,612
Goodwill	21,168	12,367
Total non-current assets	41,313	25,349
Total assets	$49,748	$32,348

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)
	(Unaudited)	(Audited)
	July 31	July 31
	2015	2014
LIABILITIES
Current portion of long-term debt	$1,338	$675
Current portion of contingent liabilities	754	295
Accounts payable	708	656
Deferred revenue	7,327	7,415
Accrued payroll and related liabilities	1,752	1,336
Accrued sales, use and income taxes	140	123
Other accrued liabilities	748	472
Current portion of capital lease obligations	174	195
Total current liabilities	12,941	11,167
Long-term debt	9,191	3,375
Long-term portion of contingent liabilities	362	153
Capital lease obligations	106	233
Other long-term liabilities	199	214
Total non-current liabilities	9,858	3,975
Total liabilities	22,799	15,142
SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2015 and 2014, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2015 and 2014, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 17,097,426 and 13,506,316 shares issued and outstanding at July 31, 2015 and 2014, respectively	17	14
Additional paid-in capital	114,700	106,077
Accumulated deficit	(87,793)	(88,864)
Other accumulated comprehensive income (loss)	25	(21)
Total shareholders' equity	26,949	17,206
Total liabilities and shareholders' equity	$49,748	$32,348

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)

	Twelve months ended July 31
	2015	2014
Net revenue	$40,443	$33,019
Cost of revenue	7,302	6,378
Gross profit	33,141	26,641
Operating expenses:
Sales and marketing	10,427	9,344
Customer operations and support	7,811	6,645
Software development and technical support (net of capitalized software product costs)	4,199	2,717
General and administrative	6,634	6,222
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	1,756	1,322
Loss on impairment of long-lived assets	—	35
Net operating expenses	30,827	26,285
Operating income	2,314	356
Other income (expense):
Interest expense	(465)	(286)
Loss on change in fair value of stock warrants	—	(28)
Gain on change in fair value of contingent liabilities	—	67
Gain on change in fair value of contingent assets	28	—
Other, net	5	30
Total other income (expense)	(432)	(217)
Income before provision for income tax	1,882	139
Income tax expense	(811)	(241)
Net income (loss)	$1,071	$(102)

Weighted average common shares outstanding:
Basic	14,849	13,290
Diluted	15,279	13,290

Net income (loss) per common share:
Basic	$0.07	$(0.01)
Diluted	$0.07	$(0.01)

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Twelve months ended July 31
	2015	2014
Net income (loss)	$1,071	$(102)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	46	(3)
Total other comprehensive income (loss)	46	(3)
Comprehensive income (loss)	$1,117	$(105)

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Shareholders' Equity

(Dollars in Thousands)

					Other
	Common Stock				Accumulated	Total
	Shares Issued	Par	Paid-in	Accumulated	Comprehensive	Shareholders'
	and Outstanding	Value	Capital	Deficit	Income (Loss)	Equity
Balance July 31, 2013	12,976,588	$13	$104,816	$(88,762)	$(18)	$16,049

Stock-based compensation	-	-	219	-	-	219
Issuance of common stock related to
director compensation	77,288	-	251	-	-	251
Issuance of common stock under employee
bonus plan	52,260	-	172	-	-	172
Issuance of common stock under employee
stock purchase plan	24,644	-	32	-	-	32
Issuance of common stock from exercise of
stock options	325,536	1	140	-	-	141
Issuance of common stock related to
acquisition	40,000	-	131	-	-	131
Issuance of common stock related to
payment of contingent liabilities	10,000	-	33	-	-	33
Reclassification of common stock warrants issued
from liability to equity	-	-	283	-	-	283
Net loss	-	-	-	(102)	-	(102)
Foreign currency translation adjustments	-	-	-	-	(3)	(3)
Balance July 31, 2014	13,506,316	$14	$106,077	$(88,864)	$(21)	$17,206

Stock-based compensation	-	-	152	-	-	152
Issuance of common stock related to
director compensation	41,652	-	65	-	-	65
Issuance of common stock under employee
bonus plan	605,895	-	100	-	-	100
Issuance of common stock under employee
stock purchase plan	39,019	-	109	-	-	109
Issuance of common stock from exercise of
stock options	108,581	-	71	-	-	71
Issuance of common stock related to
acquisitions	1,020,963	1	3,280	-	-	3,281
Issuance of common stock related to
payment of contingent liabilities	15,000	-	42	-	-	42
Income tax benefit related to exercise of
non-qualified stock options	-	-	48	-	-	48
Issuance of common stock in public offering,
net of issuance costs	1,760,000	2	4,756	-	-	4,758
Net income	-	-	-	1,071	-	1,071
Foreign currency translation adjustments	-	-	-	-	46	46
Balance July 31, 2015	17,097,426	$17	$114,700	$(87,793)	$25	$26,949

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Twelve months ended July 31
	2015	2014
Operating activities:
Net income (loss)	$1,071	$(102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of software products	2,023	2,052
Amortization of discount related to present value of earn-out	(10)	(15)
Amortization of bank loan fees	38	26
Interest expense related to earn-out payable	49	76
Depreciation and other amortization	1,756	1,322
Loss on impairment of long-lived assets	-	35
Gain on change in fair value of earn-out receivable	(28)	-
Loss on change in fair value of stock warrants	-	28
Gain on change in fair value of earn-out payable	-	(67)
Provision for bad debt allowance	168	279
Deferred income taxes	720	227
Stock based compensation	301	340
Stock based director fees	145	220
Net change in assets and liabilities:
Trade receivables	114	(545)
Work in process	129	(140)
Prepaid expenses and other	24	(41)
Other long-term assets	(50)	-
Accounts payable	(75)	(40)
Deferred revenue	(584)	(1,156)
Accrued payroll and related liabilities	266	(229)
Accrued sales, use and income taxes	8	(24)
Other accrued liabilities	248	137
Net cash provided by operating activities	$6,313	$2,383
Investing activities:
Purchase of equipment, software and leasehold improvements	(692)	(631)
Cash received on earn-out from disposition of a component of the business	111	101
Cash paid for contingent liabilities related to acquisitions	(250)	(249)
Cash paid for net assets related to acquisitions	(9,700)	(241)
Software developed for internal use	-	(29)
Software development costs capitalized	(1,411)	(1,769)
Net cash used in investing activities	$(11,942)	$(2,818)
Financing activities:
Payments on long-term debt	$(622)	$(450)
Borrowings under long-term debt	2,168	-
Proceeds from capital lease obligations incurred	-	312
Payments of capital lease obligations	(253)	(100)
Proceeds from issuance of common stock	4,834	289
Net cash provided by financing activities	$6,127	$51
Effect of foreign currency exchange rate changes on cash	(22)	(3)
Net change in cash and cash equivalents	476	(387)
Cash and cash equivalents at beginning of period	1,808	2,195
Cash and cash equivalents at end of period	$2,284	$1,808
Cash paid for interest	$350	$292
Cash paid for income taxes	$64	$106

Non-cash investing and financing activities
Capital lease obligations incurred for computer equipment	$-	$23
Issuance of common stock in connection with acquisitions	3,280	131
Debt issued in connection with acquisition	4,933	-
Capital leases acquired in connection with acquisitions	105	-

Current assets acquired in connection with acquisitions	1,177	-
Accrued liabilities assumed in connection with acquisitions	989	-
Issuance of common stock related to payment of contingent liabilities	42	33
Tax benefit of stock options exercised	48	-
Reclassification of fair value of common stock warrants to additional paid in capital	-	282
Issuance of common stock related to payment of director compensation	148	31
Issuance of common stock related to payment of employee compensation	542	97
Contingent liabilities incurred in connection with acquisition	911	-

See accompanying notes

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1.     Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or “the Company”) creates software-as-a-service (“SaaS”), data-as-a-service (“DaaS”) and other solutions that help equipment manufacturers, distributors and dealers in selected vertical markets to Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used whole goods inventory and PG&A for customers in the automotive tire and wheel aftermarket (“ATW”), automotive aftermarket parts and service (“AAPS”), powersports, outdoor power equipment (“OPE”), marine, home medical equipment (“HME”), recreational vehicles (“RV”) and appliance industries. Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content from over 1,800 manufacturers. More than 23,500 equipment dealers, distributors and manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

We were incorporated in Wisconsin in 1981.  Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com.  ARI also maintains operations in Cypress, California; Floyds Knobs, Indiana; Des Moines, Iowa; Duluth, Minnesota; Wexford, Pennsylvania; Cookeville, Tennessee; Salt Lake City, Utah; and Leiden, The Netherlands.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, valuation and useful life of intangible assets, allowance for bad debt, contingent liabilities for anticipated future earn-out payments, valuation of stock-based compensation and the deferred tax valuation allowance to be significant estimates subject to change in the near term.

Changes in Accounting Estimates

During fiscal 2014, the Company had a change in the estimated fair value of its contingent liabilities related to consideration for the Ready2Ride acquisition, due to an amendment to the terms of the agreement, resulting in a gain of $67,000 or $0.01 per basic and diluted common share.

During fiscal 2014, the Company had a change in the estimated remaining useful life of one of its website software products due to the anticipated transition of customers using this product to a different website product, resulting in an increase in software amortization expense of $285,000 or $0.02 per basic and diluted earnings per common share.

In March 2015, Wisconsin legislature enacted a change for tax years beginning on or after January 1, 2014 to extend the carryforward period for corporate NOLs from 15 to 20 years.  As a result of this change, the Company recorded additional deferred tax assets of approximately $466,000, with an off-setting valuation allowance of approximately $420,000.

During fiscal 2015, the Company had a net change in estimate on our valuation allowance related to US deferred tax assets of approximately $420,000, or $0.03 per basic and diluted share related to estimated expiration of the deferred tax assets resulting from the extension of Wisconsin NOL carryforward expirations. The Company recognized a tax benefit of $32,000, or $0.00 per basic and diluted share during fiscal 2014 related to a change in estimate as a result of our evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.

Revenue Recognition

Revenues from subscription fees for use of our software, access to our catalog content, and software maintenance and support fees are all recognized ratably over the contractual term of the arrangement. The Company accounts for delivered elements in accordance with the selling price when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenue on undelivered elements is recognized when the elements are delivered. ARI considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

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

No single customer accounted for 10% or more of ARI’s revenue in fiscal 2015 or fiscal 2014.

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected.  Management individually reviews receivable balances that exceed ninety (90) days from the invoice date and, based on an assessment of current creditworthiness and estimates the portion of the balance that will not be collected. The allowance for potential doubtful accounts is reflected as an offset to trade receivables in the accompanying balance sheets.

Work in Process

Work in process consists of services provided by the Company, for which revenue was recognized and billing is done in arrears and has not been invoiced as of the end of the reporting period.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost. The Company developed tools for internal use related to the publication of catalog data and network software related to hosting our customer products which are included in computer equipment and software for internal use of which $0 and $29,000 were capitalized during fiscal 2015 and fiscal 2014, respectively. Depreciation and amortization are computed under the straight-line method for financial reporting and income tax purposes. Leasehold improvements are amortized over the useful lives of the assets or the term of the related lease agreement, whichever is shorter.  Depreciation and amortization is expensed over the estimated useful lives of the assets as follows:

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

The annual amortization of software products is computed using the straight-line method over the estimated economic life of the product, which currently ranges from two to nine years. Amortization starts when the product is available for general release to customers.  The Company capitalizes software enhancements on an on-going basis and all other software development and support expenditures are charged to expense in the period incurred.

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and included in prepaid expense and other and other long term assets on the consolidated balance sheets. Common stock issued in connection with securing debt is recorded to debt discount, reducing the carrying amount of the debt on the consolidated balance sheets. Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

The Company capitalized additional loan fees of approximately $52,000 and $3,000 during fiscal 2015 and fiscal 2014, respectively, for closing costs associated with the line of credit and long-term debt agreements, described in Note 4. Approximately $38,000 and $28,000 of deferred loan fees were amortized to interest expense in fiscal 2015 and fiscal 2014, respectively. At July 31, 2015, we had unamortized deferred loan fees of $112,000, of which $84,000 was included in other long-term assets and $28,000 in prepaid expenses and other on the consolidated balance sheet. At July 31, 2014, we had unamortized deferred loan fees of $98,000, of which $72,000 was included in other long term assets and $26,000 in prepaid expenses and other on the consolidated balance sheet.

Impairment of Long-Lived Assets

In accordance with GAAP, long-lived assets, including capitalized software product costs, property and equipment and amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve judgment. During fiscal 2015, the Company disposed of fully depreciated equipment and leasehold improvements with a cost basis of $218,000, primarily consisting of dated office computers. During fiscal 2014, the Company disposed of equipment and leasehold improvements with a cost basis of $1,161,000, recognizing a net loss on impairment of long-lived assets of $35,000 or $0.00 per share primarily related to the closing of the Virginia office and the transition to a new telephone system.

Goodwill

GAAP requires that we assess goodwill for impairment annually, or more frequently if circumstances indicate that an impairment event may have occurred. Certain triggering events that may warrant a more frequent impairment test include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Our annual assessment date is July 31.

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

We determined there is a single reporting unit for the purpose of goodwill impairment tests. We estimate the fair value of the reporting unit using various valuation techniques, with the primary techniques being a market capitalization test and a discounted cash flow analysis. There are many estimates and assumptions involved in preparing a discounted cash flow analysis, including most significantly the weighted average cost of capital (“WACC”) used to discount future cash flows, anticipated long-term growth rates and future profit margins. Management uses its best efforts to reasonably estimate all of these and other inputs in the cash flow models utilized. We estimated future cash flows using multiple forecast scenarios and management used its judgment to assign a weighting to each scenario. Step 1 of the goodwill impairment test indicated that goodwill was not impaired in fiscal 2015 or fiscal 2014. As a result, step 2 of the test was not performed.

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

Stock-Based Compensation

ARI uses the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures, which were estimated based on our historical experience.  ARI values restricted stock issued under its Equity Plans at fair market value. Occasionally the restrictions of the stock are based on future variables such as market price, and require the more sophisticated Monte Carlo Simulation Model to value the award.

Common Stock Warrants

ARI may issue common stock warrants in connection with debt and equity financing arrangements. In such instances, the terms of the agreements are assessed to determine whether the instrument qualifies as an equity arrangement or a debt arrangement.  Arrangements determined to be derivatives are recorded at fair value as liabilities on the consolidated balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the consolidated statement of operations. We recorded a loss on the change in fair value of $28,000 or $0.00 per basic and diluted share during fiscal 2014, primarily related to changes in market price of the Company’s common stock. The Company had outstanding warrants to purchase 214,000 shares of common stock at a strike price of $2.00 per share at July 31, 2015, with an expiration date of March 15, 2018.

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the consolidated statements of operations, are expensed as incurred. Total advertising costs were $115,000 and $131,000 in fiscal 2015 and fiscal 2014, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that has not been recognized in the calculation of net income (loss). We reported comprehensive income (loss), which includes net income (loss) and foreign currency translation adjustments, in the consolidated statements of comprehensive income (loss) and shareholders’ equity for fiscal 2015 and fiscal 2014.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP. We had no legal provisions in fiscal 2015 or fiscal 2014 and management believes that the results of any outstanding litigation will not have a material impact on the Company’s financial condition or results of operations.

Recently Adopted Accounting Standards

The Company has not adopted any new accounting standards during fiscal 2015 that have had a material impact on the consolidated financial statements.

New Accounting Pronouncements

The FASB recently issued Accounting Standards Update (“ASU”) 2015-03 related to the presentation of debt issuance costs. Debt issuance costs related to a recognized debt liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that this change will not have a material impact on the Company’s consolidated financial statements in fiscal 2016 and beyond.

The FASB recently issued ASU 2015-05 to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that this change will not have a material impact on the Company’s consolidated financial statements in fiscal 2016 and beyond.

The FASB recently issued ASU 2014-12 related to stock compensation expense.  The new guidance requires all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Management believes that this change will not have a material impact on the Company’s consolidated financial statements in fiscal 2016 and beyond.

The FASB recently issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, which affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in this ASU using one of the following two methods: (i) retrospectively to each prior reporting period; or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are evaluating the potential impact of adopting these standards on the consolidated financial statements for fiscal 2019 and beyond.

Management has reviewed recently issued accounting pronouncements and believes that there are no other pronouncements that will have a material impact on the Company’s consolidated financial statements in fiscal 2016.

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

The following table is a reconciliation of basic and diluted net income per common share for fiscal 2015 and fiscal 2014 (in thousands, except per share data):

	Twelve months ended July 31
	2015	2014

Net income (loss)	$1,071	$(102)

Weighted-average common shares outstanding	14,849	13,290
Effect of dilutive stock options and warrants	430	-
Diluted weighted-average common shares outstanding	15,279	13,290

Net income (loss) per share
Basic	$0.07	$(0.01)
Diluted	$0.07	$(0.01)

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	1,121	1,308

3.     Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software	Accumulated	Net
	Product Costs	Amortization	Value
Balance 7/31/13	$20,814	$(16,604)	$4,210
Capitalized costs	1,769	-	1,769
Acquired software	93	-	93
Amortization expense	-	(2,052)	(2,052)
Balance 7/31/14	$22,676	$(18,656)	$4,020
Capitalized costs	1,411	-	1,411
Acquired software	1,718	-	1,718
Disposals	(342)	342	-
Amortization expense	-	(2,023)	(2,023)
Balance 7/31/15	$25,463	$(20,337)	$5,126

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs consist of the following at July 31, 2015 (in thousands):

2016	$1,886
2017	1,373
2018	699
2019	315
2020	262
Thereafter	591
$5,126

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime Rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Total Leverage Ratio, as defined in the Modification Agreement. The Company had $0 outstanding on the revolving credit facility and the effective interest rate was 3.75% at July 31, 2015.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans

>= 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before September 30, 2016. Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $151,250 commenced on November 1, 2014 through August 1, 2016; $226,875 commencing on November 1, 2016 through August 1, 2017; and $302,500 commencing on November 1, 2017 through August 1, 2019. All remaining principal in respect to the term loan is due and payable on September 30, 2019. The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $121,000. Following July 31, 2015, the Modification Agreement requires the Company to make additional payments in the amount of 25% of excess cash flow, as defined in the agreement, until the Company’s Total Leverage Ratio is less than 2.00 to 1.00.

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

TCS Promissory Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes (the “TCS Notes”) in the aggregate principal amount of $3,000,000 to the former owners of TCS. In February 2015, the principal amount of the TCS Notes was reduced by $66,575 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement. The TCS Notes initially accrue interest on the outstanding unpaid principal balance at a rate per annum equal to 5.0%; however, if any amount payable under a TCS Note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full. Accrued interest on the TCS Notes is due and payable quarterly commencing on December 29, 2014 and continuing on each 90th calendar day thereafter, until September 30, 2018, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the TCS Notes are interest only payments, and payments of principal and interest shall not commence until the payment due on December 29, 2015. The payments are subject to acceleration upon certain Events of Default, as defined in the TCS Notes.

DCi Promissory Note

In connection with the acquisition of Direct Communications Inc. (“DCi”), on July 13, 2015, the Company issued a promissory note (the “DCi Note”) in the aggregate principal amount of $2,000,000 to DCi. The DCi Note initially accrues interest on the outstanding unpaid principal balance at a rate per annum equal to 4.0%. Accrued interest on the DCi Note is due and payable quarterly commencing on October 13, 2015 and continuing on each 90th calendar day thereafter, until July 13, 2019, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the DCi Note are interest only payments, and payments of principal and interest shall not commence until the payment due on October 13, 2016. The payments are subject to acceleration upon certain Events of Default, as defined in the DCI Note.

The following table sets forth certain information related to the Company’s long-term debt as of July 31, 2015 and 2014 (in thousands):

	July 31	July 31
	2015	2014
Notes payable principal	$10,529	$4,050
Less current maturities	(1,338)	(675)
Notes payable - non-current	$9,191	$3,375

Minimum principal payments due on the notes payable are as follows for the fiscal years ending (in thousands):

	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2016	$605	$733	$—	$1,338
2017	832	978	640	2,450
2018	1,134	978	666	2,778
2019	1,210	244	694	2,148
2020	1,815	—	—	1,815
	$5,596	$2,933	$2,000	$10,529

5.     Business Combinations

DCi Acquisition

On July 13, 2015, the Company acquired substantially all of the assets of DCi, a leading provider of differentiated product content and electronic catalog software serving manufacturers, distributors, jobbers and independent retailers in the AAPS. Consideration for the acquisition included: (1) a cash payment equal to $3,750,000; (2) 159,795 shares of the Company’s common stock; and (3) the issuance of a promissory note in principal amount of $2,000,000 to DCi, which is subject to a working capital adjustment as set forth in the asset purchase agreement.

The Company expects the DCi acquisition to accelerate its growth in the AAPS and provide a platform to further expand the reach of ARI’s data-driven eCommerce websites and automotive point-of-sale software. The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for our customers, shareholders and employees.

The following tables show the preliminary allocation of the preliminary DCi purchase price (in thousands):

Preliminary
Purchase
Price
Cash	$3,750
Financed by note payable	2,000
Issuance of common stock	500
Purchase price	$6,250

Preliminary
Purchase
Allocation
Trade receivables	$400
Prepaid expense and other	22
Assumed liabilities	(247)
Furniture and equipment	512
Software product costs	607
Intangible assets	2,126
Goodwill	2,830
Purchase price allocation	$6,250

Intangible assets include the fair value of tradenames, customer relationships, and non-competition agreements. Estimated goodwill represents the additional benefits provided to the Company by the acquisition of DCi operational synergies. The Company acquired approximately $3,000,000 of tax deductible goodwill related to the DCi acquisition. The final purchase price, as well as the purchase price allocation, is subject to the completion of the final valuation of the net assets acquired and the calculation of the working capital adjustment as set forth in the asset purchase agreement. The final valuation is expected to be completed as soon as is practicable but no later than July 13, 2016 and could have a material impact on the preliminary purchase price allocation disclosed above.

TASCO Acquisition

On April 27, 2015, the Company acquired substantially all of the assets of TASCO Corporation and its affiliated company Signal Extraprise Corporation (collectively “TASCO”), a leading provider of business management software designed exclusively for the ATW industry. Consideration for the acquisition included: (1) a cash payment at the closing of the transaction equal to $1,750,000, which was funded through borrowing on the Company’s revolving credit facility; (2) 242,424 shares of the Company’s common stock; and (3) a $200,000 holdback payable on April 27, 2016.  The Company determined that the TASCO assets acquired did not constitute a business that is “significant” as defined in the applicable SEC regulations.

The following tables show the preliminary allocation of the preliminary purchase price (in thousands):

Preliminary
Purchase
Price
Cash	$1,750
Issuance of common stock	800
Contingent holdback	200
Purchase price	$2,750

Preliminary
Purchase
Allocation
Trade receivables	$120
Assumed liabilities	(228)
Software product costs	291
Intangible assets	1,387
Goodwill	1,180
Purchase price allocation	$2,750

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

TCS Acquisition

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and digital marketing services designed exclusively for dealers, wholesalers, retreaders and manufacturers within the ATW industries. Consideration for the acquisition included (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes in aggregate principal amount of $2,933,000 (as adjusted) to the former owners of TCS; and (4) a contingent earn-out purchase price contingent upon the attainment of specific revenue goals over the first three years following the acquisition.

The TCS acquisition increased the Company’s portfolio of ATW dealer websites by more than 30%. The acquisition is expected to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products. It also provides solutions for the entire ATW supply chain, including wholesalers, retreaders and manufacturers. The TCS business offers a business management solution for ATW dealers as well as for auto repair shops. The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for our customers, shareholders and employees.

The acquisition was funded from cash on hand, an increase in our SVB Term Loan, funds available on our revolving credit facility, seller financing and the Company’s common stock.  The following table shows the allocation of the purchase price (in thousands):

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

Pro Forma Information

The following unaudited pro forma combined financial information presents the Company's results as if the Company had acquired TCS and DCi on August 1, 2013. The unaudited pro forma information has been prepared with the following considerations:

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

The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's and TCS’s or DCi’s financial position or results of operations would have been had the acquisitions in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and TCS’s or DCi’s financial position or results of operation for any future date or period.

	Twelve months ended July 31
	2015	2014
Revenue	$45,106	$42,006
Net income	$1,260	$(274)

Net income per common share:
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of TCS and DCi, and the tax effect of the historical TCS and DCi results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Twelve months ended July 31
	2015	2014

Amortization of intangible assets	343	612
Acquisition-related professional fees	(442)	(259)
Interest expense	125	349
Income tax benefit (expense)	49	200

The Company recorded additional goodwill of approximately $8,800,000 in fiscal 2015, related to the TCS, TASCO and DCi acquisitions, and $169,000 in fiscal 2014, primarily related to the DUO acquisition. The Company cannot determine revenue and expenses specifically related to its acquisitions since the date of acquisition, as we begin integrating these operations into our business upon closing of the acquisitions.

6.     Other Intangible Assets

Amortizable intangible assets include customer relationships and trade names.  Amortizable intangible assets are composed of the following at July 31, 2015 and 2014 (in thousands):

	Twelve months ended July 31, 2014			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,064	$(3,090)	$3,974
Activity	110	(494)	(384)
Ending balance	$7,174	$(3,584)	$3,590	11.04

Other intangibles
Beginning balance	$383	$(258)	$125
Activity	-	(103)	(103)
Ending balance	$383	$(361)	$22	0.34

Total intangibles
Beginning balance	$7,447	$(3,348)	$4,099
Activity	110	(597)	(487)
Ending balance	$7,557	$(3,945)	$3,612	10.98

	Twelve months ended July 31, 2015			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,174	$(3,584)	$3,590
Activity	4,773	(834)	3,939
Ending balance	$11,947	$(4,418)	$7,529	12.02

Other intangibles
Beginning balance	$383	$(361)	$22
Activity	2,820	(255)	2,565
Ending balance	$3,203	$(616)	$2,587	3.18

Total intangibles
Beginning balance	$7,557	$(3,945)	$3,612
Activity	7,593	(1,089)	6,504
Ending balance	$15,150	$(5,034)	$10,116	11.31

The estimated amortization expense related to intangible assets for the years subsequent to July 31, 2015 is as follows (in thousands):

2016	$1,698
2017	1,580
2018	1,248
2019	1,072
2020	787
Thereafter	3,731
$10,116

7.     Contingent Liabilities

Consideration for the April 2015 TASCO acquisition included a $200,000 holdback payable on April 27, 2016, contingent on the final working capital balance of TASCO as of the transaction close date.

Consideration for the September 2014 TCS acquisition included a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals. The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000 and the estimated fair value is $711,000 at July 31, 2015.

Consideration for the 2012 Ready2Ride acquisition included a contingent hold-back purchase price of up to $250,000 and a contingent earn-out purchase price ranging from, in aggregate, $0 to $1,500,000. On October 22, 2013, the Company amended the Ready2Ride Asset Purchase Agreement in relation to the earn-out payments as follows: (i) the first earn-out payment was composed of $125,000 paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment is composed of $125,000 and 15,000 shares of common stock payable in September 2014; and (iii) the third earn-out payment is composed of $125,000 and 15,000 shares of common stock payable in September 2015.

As a result of the amendment, the Company recorded a gain on change in fair value of the estimated contingent earn-out payable of approximately $67,000 or $0.00 per basic and diluted share during the twelve months ended July 31, 2014.

The following table shows changes in the holdback and earn-out payable related to the Ready2Ride, TCS and TASCO acquisitions (in thousands):

	Twelve months ended July 31
	2015	2014
Beginning balance	$448	$721
Additions (TCS)	711	-
Additions (TASCO)	200	-
Payments	(292)	(282)
Imputed interest recognized	49	76
Gain on change in fair value of earn-out	-	(67)
Ending balance	$1,116	$448
Less current portion	$(754)	$(295)
Ending balance, long-term	$362	$153

The following table shows the remaining estimated payments of contingent liabilities related to the Ready2Ride, TCS and TASCO at July 31, 2015, (in thousands):

2016	$754
2017	268
2018	114
2019	22
Total estimated payments	1,158
less imputed interest	(42)
Present value of contingent liabilities	$1,116

8.     Capital and Operating Leases

The Company leases certain furniture, leasehold improvements and equipment under capital lease arrangements with monthly payment terms ranging from 3 to 7 years and a weighted average interest rate of 6.7%. The Company recognized $146,000 and $690,000 of depreciation expense related to fixed assets under capital lease agreements during fiscal 2015 and 2014, respectively.

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2021. The Company is generally liable for its share of the landlord’s direct operating expenses and real estate taxes related to these leases. Total rental and related operating expense for the operating leases was $883,000 in fiscal 2015 and $808,000 in fiscal 2014. Leasehold improvements are depreciated over the shorter of their useful life or the term of the lease.

Rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differs from the pattern of payments required by certain leases. Other accrued liabilities included $20,000 and $17,000 of deferred rent and other long term liabilities included $200,000 and $214,000 of deferred rent at July 31, 2015 and 2014, respectively, related to these leases.

ARI leases approximately 16,300 square feet of office space located in Milwaukee, Wisconsin, which commenced on July 17, 2009 and expires on July 17, 2021. Over the 12-year lease agreement, annual base rent, which is currently $172,000, increases approximately 3% per year. Rent abatement was negotiated for the first 15 months totaling approximately $187,000. Annual projected operating costs and taxes, which are subject to change, are currently $9.59 per square foot. Leasehold improvements for the Milwaukee office are being depreciated over their useful lives ranging from 5 to 7 years.

ARI leases office space in Cypress, California, which expires on July 31, 2020. Over the remaining 5-year lease agreement, annual base rent, which is currently $109,000, increases approximately 3% per year.

ARI leases approximately 25,500 square feet of office space in Duluth, Minnesota, which commenced on January 15, 2014 and expires on January 14, 2019. Over the entire 5-year lease agreement, annual base rent is $153,000. In connection with the 5-year lease agreement for the Duluth office, the Company has leasehold improvements totaling $310,000, which are being depreciated over the life of the lease.

ARI leases approximately 14,000 square feet of office space in Cookeville, Tennessee, which was amended on September 30, 2014 and expires on November 1, 2018. Over the 5-year lease agreement, annual base rent, which is currently $140,000, increases approximately 4% per year.

The following table shows equipment and leasehold improvements financed with capital lease obligations (in thousands):

	2015	2014
Equipment and leasehold improvements with outstanding captial lease obligations	$663	$560
Less: accumulated depreciation (1)	(215)	(69)
Net equipment and leasehold improvements with outstanding capital lease obligations	$448	$491

(1) Depreciation of leased equipment and leasehold improvements is included in depreciation and other amortization expense

Minimum lease payments under remaining capital and operating leases, including current contractual operating costs, are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2016	$179	$994
2017	58	900
2018	50	834
2019	17	632
2020	—	507
Thereafter	—	364
Total minimum lease payments	304	4,231
Less amounts related to interest	(24)	—
Net minimum lease payments	$280	$4,231

9.     Stock-based Compensation Plans

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock compensation expense recognized by the Company related to stock options was approximately $152,000 and $219,000 during fiscal 2015 and fiscal 2014, respectively. There was approximately $142,000 and $269,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of July 31, 2015 and 2014, respectively. Total unrecognized compensation cost will be adjusted for the difference between estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the years ended July 31, 2015 or 2014.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

	Twelve months ended July 31
	2015	2014
Expected life (years)	5.0	5.1
Risk-free interest rate	1.7%	1.4%
Expected volatility	63.6%	72.0%
Expected forfeiture rate	9.3%	7.2%
Expected dividend yield	-	-
Weighted-average estimated
fair value of options granted
during the year	$1.77	$1.96
Cash received from the exercise
of stock options	$78,000	$259,000

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance. Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than 10 years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options. While options previously granted under the 2000 Plan will remain outstanding through the remainder of their terms, or until exercised, no new options may be granted under the 2000 Plan. Changes in option shares under the 2000 Plan during fiscal 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/14	611,300	$1.60	3.18	$834,752
Granted	-	n/a	n/a	n/a
Exercised	(137,350)	1.89	n/a	n/a
Forfeited	(1,700)	1.34	n/a	n/a
Outstanding at 7/31/15	472,250	$1.52	2.52	$783,174
Exercisable at 7/31/15	472,250	$1.52	2.52	$783,174

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.74 at July 31, 2015.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (as amended, the “2010 Plan”) on November 9, 2010. The plan was approved by the Company's shareholders in December 2010, and amendments to the 2010 Plan were approved by the Company’s shareholders in January 2014. The 2010 Plan is the successor to the Company’s 2000 Plan. There are 1,850,000 shares of Company common stock authorized for issuance under the 2010 Plan. Potential awards under the 2010 Plan include incentive stock options and non-statutory stock options, shares of restricted stock or restricted stock units, stock appreciation rights, and shares of common stock.  Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be used for common stock, restricted stock or restricted stock unit awards.

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

Changes in option shares under the 2010 Plan during fiscal 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/14	482,542	$2.16	8.56	$453,057
Granted	55,000	3.28	n/a	n/a
Exercised	(53,375)	1.52	n/a	n/a
Forfeited	(49,416)	2.52	n/a	n/a
Outstanding at 7/31/15	434,751	$2.34	7.47	$387,964
Exercisable at 7/31/15	268,253	$1.93	6.78	$342,700

The range of exercise prices for options outstanding under the 2010 Plan was $0.58 to $3.61 at July 31, 2015.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during fiscal 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/14	227,499	$2.60
Granted	55,000	3.28
Vested	(85,251)	2.32
Forfeited	(30,750)	2.47
Non-vested at 7/31/15	166,498	$2.99

The weighted average remaining vesting period was 2.29 years at July 31, 2015.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 263,974 and 224,955 of the shares have been issued as of July 31, 2015 and 2014, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year. The Company expensed $31,000 and $0 related to the ESPP discount during fiscal 2015 and 2014, respectively.

Restricted Stock

Pursuant to the 2010 Plan, there are 1,525,000 shares authorized for issuance in the form of shares of common stock, restricted stock or restricted stock units. The Company grants restricted stock to its directors as an annual retainer, its officers under the Long Term Equity Bonus Plan (“LTEB”) and from time to time to directors, officers or employees as incentive compensation or, in some cases, as discretionary compensation in place of cash. The Company recognized compensation expense of $263,000 and $340,000 during fiscal 2015 and fiscal 2014, respectively, related to restricted stock expensed over the vesting period. The remaining balance of unrecognized compensation expense related to restricted stock was $535,000 at July 31, 2015.

Changes in unvested restricted shares of common stock under the 2010 Plan were as follows:

	Twelve months ended July 31
	2015	2014
Beginning balance unvested restricted stock	93,704	85,500
Granted	653,321	129,548
Vested	(70,040)	(121,344)
Forfeited	(5,774)	-
Ending balance unvested restricted stock	671,211	93,704

The Compensation Committee adopted the LTEB for eligible executive officers of the Company effective beginning in fiscal 2013.  In March 2015, the Compensation Committee issued 550,000 shares of restricted stock under the 2010 plan, as payment under the LTEB, which will vest according to the following schedule:

•	30% when the volume weighted average price of the Company’s common stock for the previous 30 trading day period (the “30-day VWAP”) equals or exceeds trades at or above $6.00
•	20% when the 30-day VWAP equals or exceeds $7.00
•	20% when the 30-day VWAP equals or exceeds $8.00
•	30% when the 30-day VWAP equals or exceeds $9.00

Under the plan described above, a target price must be reached within a four-year period starting on the date of grant for any restricted stock to vest. All unvested restricted stock will be forfeited when the four-year period expires. The initial value of the common stock granted under the LTEB was approximately $350,000, valued using a Monte Carlo Simulation with a 46% volatility rate and a 1.34% risk free interest rate, and is expensed over the vesting period. The remaining balance of unrecognized compensation expense related to the fiscal 2015 LTEB is $307,000.

10.     Income Taxes

The provision for income taxes is composed of the following (in thousands):

	Twelve months ended July 31
	2015	2014
Current:
Federal	$(36)	$—
State	(54)	(14)
Change in valuation allowance	(212)	(35)
Deferred, net	(509)	(192)
Income tax expense	$(811)	$(241)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due. The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the consolidated balance sheets. We have unused net operating loss carry forwards ("NOLs") for federal income tax purposes, and as a result, we generally only incur alternative minimum taxes at the federal level that are currently payable.

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 3% to U.S. based income (loss) before income taxes for the year ended July 31 is as follows (in thousands):

	Twelve months ended July 31
	2015	2014
Computed federal and state income taxes at 37%	$(805)	$(161)
Permanent items	(64)	(90)
Change in estimate of valuation allowance	(420)	32
Change in tax law	466	-
Other	12	(22)
Income tax expense	$(811)	$(241)

In March 2015, the Wisconsin legislature enacted a change for tax years beginning on or after January 1, 2014 to extend the carryforward period for corporate NOLs from 15 to 20 years. As a result of this change, the Company recorded additional deferred tax assets of approximately $466,000 with an off-setting valuation allowance of approximately $420,000.

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

The Company recorded expense related to a net change in estimate on our valuation allowance related to US deferred tax assets of approximately $420,000, or $0.03 per basic and diluted share related to estimated expiration of the deferred tax assets resulting from the extension of NOL carryforward expirations during fiscal 2015, and a tax benefit of $32,000, or $0.00 per basic and diluted share during 2014, as a result of our evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income.

The Company also has NOLs related to tax losses incurred by its Netherlands operation.  Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years. The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company. This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity. In the opinion of the company, there is not enough positive evidence to overcome this negative evidence. Therefore, a full valuation allowance of $508,000 and $717,000 are recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at July 31, 2015 and 2014, respectively.

As of July 31, 2015, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $4,515,000, $12,150,000 and $1,991,000, respectively, which expire as follows (in thousands):

Twelve months ended July 31,	Federal	State	International
2016	$—	$3,825	$632
2017	—	2,665	265
2018	—	1,841	139
2019	—	482	—
2020	3,565	3,258	74
2021	—	—	99
2022	—	—	219
2023	—	—	216
2024	4	4	347
2025	—	—	—
2030	946	75	—
	$4,515	$12,150	$1,991

* Years not shown have no amounts that expire.

Significant components of our deferred tax liabilities and assets as of July 31 were as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$2,677	$3,203
Alternative minimum tax credit carryforwards	246	210
Deferred revenue	2,525	2,532
Software product costs	566	488
Intangible assets	689	554
Other	620	649
Total deferred tax assets	$7,323	$7,636
Valuation allowance for deferred tax assets	(1,113)	(901)
Net deferred tax assets	$6,210	$6,735
Deferred tax liabilities:
Goodwill	(720)	(573)
Net deferred taxes	$5,490	$6,162

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis. We determined that the Company did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of July 31, 2015 and 2014. We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary. Fiscal years subsequent to 2011 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

11.     Employee Benefit Plan

ARI has a qualified retirement savings plan (the “401(k) Plan”) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of $18,000 ($24,000 over age 50) in calendar year 2015 and $17,500 ($23,000 over age 50) in calendar year 2014 (subject to adjustment in future years) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company contributes $0.50 per $1.00 contributed by the employees with a maximum of 4% of an employee’s salary. The Company contributed $258,000 and $248,000 to the 401(k) Plan related to matching of employee contributions during fiscal 2015 and 2014, respectively.

12.     Shareholders’ Equity

On May 12, 2015, the Company completed an underwritten public offering pursuant to which it sold 1,760,000 shares of its common stock at a price to the public of $3.00 per share. The Company received net proceeds of approximately $4,800,000 from the sale, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

13.     Litigation

The Company had no material litigation-related contingent liabilities as of July 31, 2015 or 2014.