Form 10-Q
period 2015-10-31
ARI NETWORK SERVICES INC /WI
filed 2015-12-15
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

YES  ☐      NO  ☑

As of December 4, 2015, there were 17,173,273 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	October 31	July 31
	2015	2015
ASSETS
Cash and cash equivalents	$3,179	$2,284
Trade receivables, less allowance for doubtful accounts of $335
and $372 at October 31, 2015 and July 31, 2015, respectively	2,147	2,046
Work in process	136	165
Prepaid expenses and other	736	820
Deferred income taxes	3,305	3,092
Total current assets	9,503	8,407
Equipment and leasehold improvements:
Computer equipment and software for internal use	2,936	2,800
Leasehold improvements	629	629
Furniture and equipment	3,012	2,981
Total equipment and leasehold improvements	6,577	6,410
Less accumulated depreciation and amortization	(4,202)	(3,989)
Net equipment and leasehold improvements	2,375	2,421
Capitalized software product costs:
Amounts capitalized for software product costs	25,836	25,463
Less accumulated amortization	(20,833)	(20,337)
Net capitalized software product costs	5,003	5,126
Deferred income taxes	1,892	2,398
Other intangible assets	9,719	10,116
Goodwill	21,066	21,168
Total non-current assets	40,055	41,229
Total assets	$49,558	$49,636

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	October 31	July 31
	2015	2015
LIABILITIES
Current portion of long-term debt	$1,693	$1,338
Current portion of contingent liabilities	639	754
Accounts payable	785	708
Deferred revenue	6,674	7,327
Accrued payroll and related liabilities	2,207	1,752
Accrued sales, use and income taxes	167	140
Other accrued liabilities	696	748
Current portion of capital lease obligations	121	174
Total current liabilities	12,982	12,941
Long-term debt	8,510	9,079
Long-term portion of contingent liabilities	245	362
Capital lease obligations	94	106
Other long-term liabilities	199	199
Total non-current liabilities	9,048	9,746
Total liabilities	22,030	22,687

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2015 and July 31, 2015, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2015 and July 31, 2015, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 17,169,523 and 17,097,426 shares issued and outstanding at October 31, 2015 and July 31, 2015, respectively	17	17
Additional paid-in capital	114,892	114,700
Accumulated deficit	(87,404)	(87,793)
Other accumulated comprehensive income	23	25
Total shareholders' equity	27,528	26,949
Total liabilities and shareholders' equity	$49,558	$49,636

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended October 31
	2015	2014
Net revenue	$11,737	$9,112
Cost of revenue	2,069	1,749
Gross profit	9,668	7,363
Operating expenses:
Sales and marketing	2,765	2,542
Customer operations and support	2,446	1,690
Software development and technical support (net of capitalized software product costs)	1,255	872
General and administrative	1,785	1,604
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	609	372
Net operating expenses	8,860	7,080
Operating income	808	283
Other income (expense):
Interest expense	(112)	(89)
Loss on change in fair value of contingent liabilities	(8)	—
Other, net	—	(1)
Total other income (expense)	(120)	(90)
Income before provision for income tax	688	193
Income tax expense	(299)	(89)
Net income	$389	$104

Weighted average common shares outstanding:
Basic	17,152	13,693
Diluted	17,604	14,014

Net income per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)
(Unaudited)

	Three months ended October 31

	2015	2014
Net income	$389	$104

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	9
Total other comprehensive income (loss)	(2)	9
Comprehensive income	$387	$113

                             See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three months ended October 31
	2015	2014
Operating activities:
Net income	$389	$104
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	496	549
Net non-cash interest expense	5	17
Depreciation and other amortization	610	371
Gain on change in fair value of earn-out payable	8	-
Provision for bad debt allowance	25	51
Deferred income taxes	293	69
Stock based compensation	90	68
Stock based director fees	25	35
Net change in assets and liabilities:
Trade receivables	(102)	(224)
Work in process	29	(22)
Prepaid expenses and other	86	185
Other long-term assets	-	(39)
Accounts payable	71	226
Deferred revenue	(700)	(130)
Accrued payroll and related liabilities	435	230
Accrued sales, use and income taxes	27	-
Other accrued liabilities	(52)	144
Net cash provided by operating activities	$1,735	$1,634
Investing activities:
Purchase of equipment, software and leasehold improvements	(167)	(21)
Cash paid for contingent liabilities related to acquisitions	(125)	(249)
Cash paid for net assets related to acquisitions	-	(4,200)
Software development costs capitalized	(373)	(341)
Net cash used in investing activities	$(665)	$(4,811)
Financing activities:
Borrowings under line of credit, net	$-	$1,000
Payments on long-term debt	(151)	(168)
Borrowings under long-term debt	-	2,168
Payments of capital lease obligations	(65)	(55)
Proceeds from exercise of common stock options	43	16
Net cash provided by (used in) financing activities	$(173)	$2,961
Effect of foreign currency exchange rate changes on cash	(2)	5
Net change in cash and cash equivalents	895	(211)
Cash and cash equivalents at beginning of period	2,284	1,808
Cash and cash equivalents at end of period	$3,179	$1,597
Cash paid for interest	$113	$74
Cash paid for income taxes	$64	$20

Non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$-	$1,980
Debt issued in connection with acquisition	-	3,000
Capital leases acquired in connection with acquisitions	-	109
Current assets acquired in connection with acquisitions	32	634
Accrued liabilities assumed in connection with acquisitions	53	-
Issuance of common stock related to payment of contingent liabilities	60	42
Cashless exercise of common stock warrants	46	-
Issuance of common stock related to payment of director compensation	-	31
Issuance of common stock related to payment of employee compensation	-	97
Contingent liabilities incurred in connection with acquisition	(62)	761

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

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2016, for example, refer to the fiscal year ended July 31, 2016, and references to fiscal 2015 refer to the fiscal year ended July 31, 2015.

Revenue Recognition

Revenues from subscription fees for use of our software, access to our catalog content, and software maintenance and support fees are all recognized ratably over the contractual term of the arrangement. The Company has customer contracts with multiple services or elements, which may be delivered at different times. The Company accounts for delivered elements in accordance with the selling price when arrangements include multiple product components or other elements and vendor-specific objective evidence exists for the value of all undelivered elements. Revenue on undelivered elements is recognized when the elements are delivered. ARI considers all arrangements with payment terms extending beyond 12 months not to be fixed or determinable and evaluates other arrangements with payment terms longer than normal to determine whether the arrangement is fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Arrangements that include acceptance terms beyond the standard terms are not recognized until acceptance has occurred. If collectability is not considered probable, revenue is recognized when the fee is collected.

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

No single customer accounted for 10% or more of ARI’s revenue during the three months ended October 31, 2015 or 2014.

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

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and shown as contra-debt, reducing the carrying amount of long term debt on the consolidated balance sheet. Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the consolidated balance sheets. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed at each reporting date or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change in the near term. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in income tax expense in the consolidated statements of operations.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP. We had no provisions for legal proceedings during the three months ended October 31, 2015 or 2014.

Recently Adopted Accounting Standards

On August 1, 2015, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2015-03 related to the presentation of debt issuance costs. Debt issuance costs of $29,000, previously recorded to prepaid expenses and other, and $84,000, previously recorded to other long-term assets as of July 31, 2015, are now presented as a direct deduction from the carrying amount of long-term debt on the balance sheet as of October 31, 2015.

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

The following table is a reconciliation of basic and diluted net income per common share (in thousands, except per share data):

	Three months ended October 31
	2015	2014

Net income	$389	$104

Weighted-average common shares outstanding	17,152	13,693
Effect of dilutive stock options and warrants	452	321
Diluted weighted-average common shares outstanding	17,604	14,014

Net income per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	-	226

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Total Leverage Ratio, as defined in the Modification Agreement. The Company had $0 outstanding on the revolving credit facility and the effective interest rate was 3.75% at October 31, 2015.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans

>= 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before September 30, 2016. Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows: $151,250 commenced on November 1, 2014 through August 1, 2016; $226,875 commencing on November 1, 2016 through August 1, 2017; and $302,500 commencing on November 1, 2017 through August 1, 2019. All remaining principal in respect of the term loan is due and payable on September 30, 2019. The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $61,000.  Following July 31, 2015, the Modification Agreement requires the Company to make additional payments in the amount of 25% of excess cash flow, as defined in the agreement, until the Company’s Total Leverage Ratio is less than 2.00 to 1.00.

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.00 to 1.00 and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Modification Agreement) equal to or greater than 1.25 to 1.00. The Total Leverage Ratio was 1.34 and the Fixed Charge Ratio was 4.37 for the twelve months ended October 31, 2015. The Modification Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Modification Agreement. The loans are secured by a first priority security interest in substantially all assets of the Company.

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

DCi Promissory Note

In connection with the acquisition of Direct Communications Inc. (“DCi”), on July 13, 2015, the Company issued a promissory note (the “DCi Note”) in the aggregate principal amount of $2,000,000 to the former owners of DCi. In October 2015, the principal amount of the DCi Notes was reduced by $61,038 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement. The DCi Note initially accrues interest on the outstanding unpaid principal balance at a rate per annum equal to 4.0%. Accrued interest on the DCi Note is due and payable quarterly commencing on October 13, 2015 and continuing on each 90th calendar day thereafter, until July 13, 2019, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the DCi Note are interest only payments, and payments of principal and interest shall not commence until the payment due on October 13, 2016. The payments are subject to acceleration upon certain Events of Default, as defined in the DCI Note.

The following table sets forth certain information related to the Company’s long-term debt as of October 31, 2015 and July 31, 2015 (in thousands):

	October 31	July 31
	2015	2015
Notes payable principal	$10,317	$10,529
Less debt issuance costs	(114)	(112)
Less current maturities	(1,693)	(1,338)
Notes payable - non-current	$8,510	$9,079

Minimum principal payments due on the SVB Term Note and the TCS Notes are as follows for the fiscal years ending (in thousands):

	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2016	$454	$693	$—	$1,147
2017	832	965	643	2,440
2018	1,134	1,014	669	2,817
2019	1,210	261	627	2,098
2020	1,815	—	—	1,815
	$5,445	$2,933	$1,939	$10,317

4. Business Combinations

DCi Acquisition

On July 13, 2015, the Company acquired substantially all of the assets of DCi, a leading provider of differentiated product content and electronic catalog software serving manufacturers, distributors, jobbers and independent retailers in the AAPS. Consideration for the acquisition included: (1) a cash payment equal to $3,750,000; (2) 159,795 shares of the Company’s common stock; and (3) the issuance of a promissory note in principal amount of $2,000,000 to DCi.  The principal amount of the Notes was reduced by $61,038 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.

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

The following tables show the preliminary allocation of the preliminary DCi purchase price (in thousands):

Preliminary
Purchase
Price
Cash	$3,750
Financed by note payable	1,939
Issuance of common stock	500
Purchase price	$6,189

Preliminary
Purchase
Allocation
Trade receivables	$425
Prepaid expense and other	30
Assumed liabilities	(255)
Furniture and equipment	512
Software product costs	607
Intangible assets	2,126
Goodwill	2,744
Purchase price allocation	$6,189

Intangible assets include the fair value of tradenames, customer relationships, and non-competition agreements. Estimated goodwill represents the additional benefits provided to the Company by the acquisition of DCi operational synergies. The Company acquired approximately $2,900,000 of tax deductible goodwill related to the DCi acquisition. The final purchase price, as well as the purchase price allocation, is subject to the completion of the final valuation of the net assets acquired and the calculation of the working capital adjustment as set forth in the asset purchase agreement. The final valuation is expected to be completed as soon as is practicable but no later than July 13, 2016 and could have a material impact on the preliminary purchase price allocation disclosed above.

TASCO Acquisition

On April 27, 2015, the Company acquired substantially all of the assets of TASCO Corporation and its affiliated company Signal Extraprise Corporation (collectively “TASCO”), a leading provider of business management software designed exclusively for the automotive tire and wheel aftermarket industry. Consideration for the acquisition included: (1) a cash payment at the closing of the transaction equal to $1,750,000, which was funded through a borrowing on the Company’s revolving credit facility; (2) 242,424 shares of the Company’s common stock; and (3) a $200,000 holdback payable on April 27, 2016. In October 2015, the holdback amount was reduced by $61,922 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement. The Company determined that the TASCO assets acquired did not constitute a business that is “significant” as defined in the applicable SEC regulations.

The following tables show the preliminary allocation of the purchase price (in thousands):

Preliminary
Purchase Price
Cash	1,750
Issuance of common stock	800
Contingent holdback	138
Purchase price	2,688

Preliminary
Purchase Allocation
Trade receivables	120
Assumed liabilities	(227)
Software product costs	291
Intangible assets	1,387
Goodwill	1,117
Purchase price allocation	2,688

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

The acquisition was funded from cash on hand, an increase in our SVB Term Loan, funds available on our revolving credit facility seller financing and the Company’s common stock. The following tables show the allocation of the purchase price (in thousands):

Purchase
Price
Cash	$4,200
Financed by note payable	2,933
Issuance of common stock	1,980
Contingent earn-out	711
Purchase price	$9,824

Purchase
Allocation
Trade receivables	$606
Prepaid expense and other	33
Assumed liabilities	(668)
Furniture and equipment	117
Software product costs	820
Intangible assets	4,080
Goodwill	4,836
Purchase price allocation	$9,824

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

Pro Forma Information

The following unaudited pro forma combined financial information presents the Company's results as if the Company had acquired TCS and DCi on August 1, 2014. The unaudited pro forma information has been prepared with the following considerations:

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

The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's, TCS’s or DCi’s financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the Company's and TCS’s financial position or results of operation for any future date or period.

	Three months ended October 31
	2015	2014
Revenue	$11,737	$10,972
Net income	$389	$203

Net income per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of TCS and DCi, and the tax effect of the historical TCS and DCi results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Three months ended October 31
	2015	2014

Amortization of intangible assets	-	126
Acquisition-related professional fees	-	(210)
Interest expense	-	65
Income tax benefit (expense)	-	66

The Company reduced goodwill by approximately $100,000 during the quarter ended October 31, 2015, as a result of adjustments to the preliminary purchase price allocation of the TCS, TASCO and DCi acquisitions. The Company cannot determine revenue and expenses specifically related to its acquisitions since the date of acquisition, as we begin integrating these operations into our business upon closing of the acquisitions.

5.     Contingent Liabilities

Consideration for the April 2015 TASCO acquisition includes a $138,078 (as adjusted) holdback payable on April 27, 2016, contingent on the final working capital balance of TASCO as of the transaction close date.

Consideration for the September 2014 TCS acquisition includes a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals. The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000 and the estimated fair value is $711,000 at July 31, 2015.

Consideration for the 2012 Ready2Ride acquisition included a contingent hold-back purchase price of up to $250,000 and contingent earn-out payments as follows: (i) the first earn-out payment, composed of $125,000 was paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment, composed of $125,000 and 15,000 shares of common stock, was paid in September 2014; and (iii) the third earn-out payment, composed of $125,000 and 15,000 shares of common stock, was paid in August 2015.

The following table shows changes in the holdback and earn-out payable related to the Ready2Ride, TCS and TASCO acquisitions (in thousands):

	Three months ended October 31
	2015	2014
Beginning balance	$1,116	$448
Additions	—	761
Adjustments	(62)	—
Payments	(186)	(292)
Imputed interest recognized	8	9
Loss on change in fair value of earn-out	8	-
Ending balance	$884	$926
Less current portion	$(639)	$(165)
Ending balance, long-term	$245	$761

The following table shows the remaining estimated payments of contingent liabilities related to the TCS and TASCO acquisitions at October 31, 2015, (in thousands):

2016	$514
2017	268
2018	114
2019	22
Total estimated payments	918
Less imputed interest	(34)
Present value of contingent liabilities	$884

6. Other Intangible Assets

Amortizable intangible assets include customer relationships and other intangibles including trade names and non-compete agreements. Amortizable intangible assets are composed of the following at October 31, 2015 and 2014 (in thousands):

	Three months ended October 31, 2014			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,174	$(3,584)	$3,590
Activity	2,270	(199)	2,071
Ending balance	$9,444	$(3,783)	$5,661	9.00

Other intangibles
Beginning balance	$383	$(361)	$22
Activity	1,390	(16)	1,374
Ending balance	$1,773	$(377)	$1,396	4.86

Total intangibles
Beginning balance	$7,557	$(3,945)	$3,612
Activity	3,660	(215)	3,445
Ending balance	$11,217	$(4,160)	$7,057	8.20

	Three months ended October 31, 2015			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$11,947	$(4,418)	$7,529
Activity	—	(285)	(285)
Ending balance	$11,947	$(4,703)	$7,244	11.84

Other intangibles
Beginning balance	$3,203	$(616)	$2,587
Activity	—	(112)	(112)
Ending balance	$3,203	$(728)	$2,475	3.09

Total intangibles
Beginning balance	$15,150	$(5,034)	$10,116
Activity	—	(397)	(397)
Ending balance	$15,150	$(5,431)	$9,719	11.13

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock option compensation expense recognized by the Company was approximately $24,000 and $29,000 during the three month periods ended October 31, 2015 and 2014, respectively. There was approximately $112,000 and $276,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of October 31, 2015 and 2014, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the periods presented.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

	Three months ended October 31
	2015	2014
Expected life (years)	n/a	5.1
Risk-free interest rate	n/a	1.7%
Expected volatility	n/a	65.2%
Expected forfeiture rate	9.4%	8.4%
Expected dividend yield	n/a	-
Weighted-average estimated
fair value of options granted
during the year	n/a	$1.78
Cash received from the exercise
of stock options	$44,000	$24,500

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

Changes in option shares under the 2000 Plan during the three months ended October 31, 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/15	472,250	$1.52	2.52	$783,174
Granted	-	n/a	n/a	n/a
Exercised	(20,000)	0.65	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 10/31/15	452,250	$1.56	2.36	$963,184
Exercisable at 10/31/15	452,250	$1.56	2.36	$963,184

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.275 at October 31, 2015.

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

Changes in option shares under the 2010 Plan during the three months ended October 31, 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/15	434,751	$2.34	7.47	$387,964
Granted	-	n/a	n/a	n/a
Exercised	(25,000)	1.23	n/a	n/a
Forfeited	(2,500)	1.00	n/a	n/a
Outstanding at 10/31/15	407,251	$2.42	7.54	$518,887
Exercisable at 10/31/15	257,003	$2.07	7.09	$415,897

The range of exercise prices for options outstanding under the 2010 Plan was $0.59 to $3.61 at October 31, 2015.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the nine months ended October 31, 2015 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/15	161,498	$2.99
Granted	-	n/a
Vested	(8,750)	3.22
Forfeited	(2,500)	1.00
Non-vested at 10/31/15	150,248	$3.00

The weighted average remaining vesting period was 2.05 years at October 31, 2015.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 263,974 and 224,955 of the shares have been issued as of October 31, 2015 and 2014, respectively. All employees with at least nine months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year. The Company expensed $20,000 and $0 related to the ESPP discount during the three months ended October 31, 2015 and 2014, respectively.

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

Under the plan described above, a target price must be reached within a four-year period starting on the date of grant for any restricted stock to vest. All unvested restricted stock will be forfeited when the four-year period expires. The initial value of the common stock granted under the LTEB was approximately $350,000, valued using a Monte Carlo Simulation with a 46% volatility rate and a 1.34% risk free interest rate, and is expensed over the vesting period. The remaining balance of unrecognized compensation expense related to the fiscal 2015 LTEB is $282,000.

The Company recognized compensation expense of $73,000 and $74,000 during the three months ended October 31, 2015 and 2014, respectively related to restricted stock expensed over the vesting period. The remaining balance of unrecognized compensation expense related to restricted stock was $462,000 at October 31, 2015.

Changes in unvested restricted shares of common stock under the 2010 Plan during the three months ended October 31, 2015 and 2014 were as follows:

	Three months ended October 31
	2015	2014
Beginning balance unvested restricted stock	671,211	93,704
Granted	-	29,819
Vested	(10,995)	(28,610)
Forfeited	(939)	-
Ending balance unvested restricted stock	659,277	94,913

8.     Income Taxes

The unaudited provision for income taxes for the three months ended October 31, 2015 and 2014 is composed of the following (in thousands):

	Three months ended October 31
	2015	2014
Current:
Federal	$—	$(2)
State	(6)	(18)
Change in valuation allowance	—	—
Deferred, net	(293)	(69)
Income tax expense	$(299)	$(89)

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

The Company also has NOLs related to tax losses incurred by its Netherlands operation. Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years. The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company. This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity. In the opinion of the management of the Company, there is not enough positive evidence to overcome this negative evidence. Therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at October 31, 2015 and 2014.

As of October 31, 2015, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $4,401,000, $12,144,000 and $2,081,000, respectively.

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis. We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of October 31, 2015 and 2014. We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary. Fiscal years subsequent to 2011 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended October 31, 2015 and 2014, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q. All amounts are in thousands, except per share data. This discussion, including, without limitation, the section entitled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2015, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Lead Generation and eCommerce Websites

Our Lead Generation and eCommerce-enabled website solutions provide consumers with information about a dealership and its product lines through our extensive library of electronic catalog content and allow consumers to obtain information on whole goods and purchase PG&A via the dealer’s website 24 hours a day, 7 days a week. Our website solutions are tailored to each of the vertical markets we serve and are tightly integrated with our electronic library of inventory and PG&A content. We offer a full menu of website add-ons including a mobile inventory management application, third-party inventory integrations and business management integrations. Our lead generation tools are designed to efficiently manage and nurture generated leads through email campaigns, automated responses, sales team reminders, and other lead generating activities, increasing conversion rates and ultimately revenues for our customers.

Websites are sold through our inside sales teams, which are aligned by vertical market. The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). In addition to monthly recurring subscription fees, we may also charge a nominal, one-time set-up fee to develop a new dealer website as well as variable transaction fees. Our website solutions are typically sold under one year, renewable contracts with monthly payment terms. We estimate that as of October 31, 2015, we host and maintain more than 7,000 websites for dealers across all of our vertical markets.

eCatalog Platform Solutions

Our eCatalog solutions leverage our industry-leading library of electronic whole goods, aftermarket PG&A and OEM Parts content to allow manufacturers, distributors, dealers and consumers to view and interact with this information to efficiently support the sales and service of equipment either in-store or online. We offer a variety of both DaaS and SaaS eCatalog products tailored to the specific industries we serve.

Our eCatalog solutions are sold through our dedicated internal sales team. Fees charged for the use of our eCatalog products include a recurring license fee, subscription fees for subscribed catalogs and, in some cases, page view fees.

Business Management Software

Our business management software solutions are designed to streamline every aspect of a dealer’s operations to allow them to provide improved customer service. These products are sold through our dedicated internal sales team, and fees charged include perpetual one-time license or installation fees, maintenance and support fees, as well as hosting fees for our SaaS version. These solutions are a new offering, as a result of our acquisitions of Tire Company Solutions, LLC (TCS) in September 2014 and TASCO Corporation (TASCO) in April 2015, and are currently only offered in the ATW and AAPS aftermarkets.

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

Our Growth Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions that help our customers efficiently and effectively sell more major units, replacement parts, accessories and service – in other words, to Sell More Stuff!™  Our continued goal is to grow revenues at a double-digit rate and to grow earnings through scalability. We will accomplish this goal by deploying our solutions to dealers, distributors, manufacturers, service providers, and consumers in selected vertical markets where the finished goods are complex equipment, requiring service, that are primarily sold and serviced through an independent dealer channel that typically carries multiple brands. We believe this strategy will drive increased value to our shareholders, employees, and customers.

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

As a subscription-based, recurring revenue (RR) business, the most important drivers of future growth are nurturing and defending our customer base, developing and selling additional products to our existing customer base, and acquiring new customers. We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees. We define churn as the percentage of RR that does not renew. RR increased 31.4%, or $2,559,000 to 91.2% of total revenue for the first three months of fiscal 2016, compared to the same period last year. To improve on these results, we will continue to:

Develop and deploy innovative new solutions. We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products. The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our average revenue per dealer (“ARPD”), an important measure for a subscription-based business, and the increase in our customer base serves to quickly compound the benefits of an increased ARPD. We have recently released a number of new features, upgrades and products, including the following:

Web Platforms

o

Online Inventory Purchasing - we released a new feature that allows consumers to purchase in-stock major units online, enabling consumers to pay and request in-store pickup or shipping of items such as motorcycles, chainsaws, lawn mowers and other major units.

o

New Payment Integration - we released an additional automated credit card processor option to enhance our offering for dealers. ChargeItPro is also an exclusive partner with Ideal Systems, a leading dealer management system that ARI has integrations with in the OPE market. The integrated solution helps fully automate the process of processing e-commerce orders and collecting payment via ARI’s websites.

o

Optimized Lead Forms – we released an improved version of our key unit request lead form, which is the most frequently completed lead form across all of our websites. The optimized version significantly simplifies the process and information required for consumers to submit a quote request. This update reduces form abandonment and increases lead conversion rates across the platform in each industry.

o

Local SEO Enhancements – we significantly enhanced all major unit shopping areas of the website to boost the Search Engine ranking of our customers for those items, helping to increase traffic and sales. The enhancements specifically helped strengthen the organic search position of our dealers for brand and unit searches in their geographic region.

o

Consumer Inventory Availability Notifications – we released a major unit inventory feature that allows consumers to enter details on the major unit products they're interested in purchasing and receive automated email notifications when matching units become available. Dealers are provided reporting on active customer search requests, which can help dealers target inventory acquisitions that match customer demand.

o

Enhanced Inventory Search Options – we released new search refinements options so now dealers have more control over the inventory/brochure menus on their search results pages, enabling dealers to tailor the shopping experience to their unique market’s needs. This enhancement helps provide consumers with the most relevant search refinement options matched to their intent.

o

Expansion To New Markets – We have tailored the Endeavor website platform to address the unique needs of the Recreational Vehicle market. Supporting the release of Endeavor in this market, we have completed integration and partnership with Sys2K™, a leading provider of dealer management software for RV dealers and manufacturers. Through this partnership, ARI and Sys2K are jointly marketing the integrated solution to current Sys2K customers as well as dealers in the broader market.

o

Exclusive CDK Integration Expansion – we worked closely with CDK to develop an improved unit inventory integration on top of their core specification. This new integration provides ARI with exclusive access to more comprehensive parts and unit information that enable more frequent synchronization of data and quicker turnaround times for updating inventory on dealers’ websites.

eCatalog Platforms

o

New Business System Integration - we completed a new business system integration with PartSmart®, our in-store OEM parts lookup solution. This provides pricing, inventory and picklist integration with AGN, the business management system of choice for Harley-Davidson dealers in India.

o

Data Manager® Development – we performed significant development on the next generation of Data Manager®, our OEM parts product information management software. This next generation platform is being designed to reduce OEM publishing costs and time to market through real-time publishing, ensuring end users have access to the most accurate and rich part and service information across ARI’s software ecosystem.

These product enhancements are designed to automate and enhance the marketing, sales and servicing activities for our customers, in order to help them sell and service more parts, garments, accessories and whole goods.

•

Differentiate our content. We believe we have the largest library of replacement part, major unit, and PG&A content in the vertical markets we serve. However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire. We strive to deliver more value to our customers through enrichment of our content. Content enrichment can take several forms, including the incorporation of user reviews and feedback into our existing content, further enhancing content provided to us by our OEM customers, and creating new forms of content that further our customers’ ability to efficiently service and sell more whole goods and PG&A. Our content acquisition and enhancement activities to date for this Fiscal Year included:

o

New Market Product Information - We completed the addition of RV Major Unit information and floorplans encompassing over 45 manufacturers, supporting the entry of the Endeavor website platform into the RV market.

o	International Catalog Expansion - We’ve further expanded our robust library of international parts catalogs, now encompassing more than 55 manufacturers.
o

PG&A Content Expansion - We authored, enriched and added over 32,000 new parts to our PG&A product content collection. This serves to strengthen our strategy of providing dealers and consumers with timely access to new products, as well as an expansive variety of accessory options.

o	The inclusion of Automotive Aftermarket Performance and Accessory content with the DCi acquisition adds over a million parts into the ARI service offering.
•

Enter new markets. ARI currently maintains a significant share in our core vertical markets of OPE, powersports, marine and appliances. Accordingly, we anticipate low single-digit growth in these markets. ARI maintains a lower share in our growth vertical markets of HME, ATW, and AAPS. Accordingly, we anticipate double-digit growth in these markets. As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates. Including the acquisition of TCS, ARI currently has more than 3,000 dealer websites in the ATW market. We estimate that the total market approximates 18,000 dealers. Further, the broader AAPS market, which we entered via our acquisition of DCi, comprises nearly 80,000 independent service providers, more than all of our other markets combined. We intend to continue to invest heavily in this growth market, including seeking opportunities to leverage our products and services in the broader AAPS. We are one of the first website providers to service the HME market. We estimate that this market comprises nearly 25,000 service providers, and believe the market to be in an early stage with respect to eCommerce adoption. We recently invested in dedicated resources designed to expedite our growth in this market.

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

In order to achieve sustained double-digit growth, we not only need to execute the growth strategies described above, we must also retain our existing customers. In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer. Accordingly, customer churn is an important metric we track and manage. We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations. On a trailing twelve month basis, churn was 15.8% for the period ending October 31, 2015, compared to 12.9% for the same period last year. The increase was due to the termination of a bulk license arrangement with an OEM, price increases for some legacy customers who had heavily discounted pricing, and the growth in website revenue which tends to have a higher churn rate. We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

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

Since the program’s inception, we have closed 16 acquisitions. A summary of some of our most recent acquisitions is as follows:

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

Acquisitions

On July 13, 2015, the Company acquired substantially all of the assets of Direct Communications Inc. (DCi), a leading provider of differentiated product content and electronic catalog software serving manufacturers, distributors, jobbers and independent retailers in AAPS. Consideration for the acquisition included: (1) a cash payment equal to $3,750,000; (2) 159,795 shares of the Company’s common stock; and (3) the issuance of a promissory note in principal amount of $2,000,000 to DCi. The principal amount of the Notes was reduced by $61,038 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.

On April 27, 2015, the Company acquired substantially all of the assets of TASCO, a leading provider of business management software designed exclusively for the automotive ATW aftermarket industry. Consideration for the acquisition included: (1) a cash payment at the closing of the transaction equal to $1,750,000; (2) 242,424 shares of the Company’s common stock; and (3) a $200,000 holdback payable on April 27, 2016. The holdback amount was reduced by $61,922 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.

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

Summary of Operating Results

Total revenue increased 28.8%, or $2,625,000, for the three months ended October 31, 2015 to $11,737,000, compared to $9,112,000 for the same period last year. Recurring revenue constituted 91.2% of our total revenue for the three months ended October 31, 2015 compared to 89.4% for the same period last year. Recurring revenue increased 31.4% to $10,709,000 during the three months ended October 31, 2015, compared to 8,150,000 during the same period last year. The growth in year over year total revenue was attributable to incremental revenue from the TCS business acquired in September 2014, the TASCO business acquired in April 2015 and the DCi business acquired in July 2015, as well as organic growth in revenue from ARI’s historical products, most notably the lead generation and website offerings.

Operating income increased 185.5%, or $525,000, from $283,000 for the three months ended October 31, 2014 to $808,000 for the same period this year. The increase is a result of less transaction expenses in the period when compared to last year and increased operational efficiencies, primarily in sales and marketing and general and administrative expenses. Net operating expenses increased 25.1%, from $8,860,000, during the three month period ended October 31, 2015, compared to $7,080,000 during the same period last year, primarily due to the additional costs of the acquired company’s operations.

Net income was $389,000, or $0.02 per share, for the three months ended October 31, 2015, compared to $104,000, or $0.01 per share, for the same period last year.

Cash provided by operations was $1,735,000 for the three months ended October 31, 2015 compared to $1,634,000 for the same period last year, primarily as a result of revenue growth and operational efficiencies.

Revenue

The following table summarizes our product revenue and RR and non-recurring revenue for the three months ended October 31 (in thousands):

	Three months ended October 31
	2015	% of Total	2014	Total	% Change
Lead Generation and eCommerce Websites	$5,868	50.0%	$4,816	52.9%	21.8%
eCatalog Services	4,515	38.5%	3,476	38.1%	29.9%
Business Management Software	809	6.9%	122	1.3%	100.0%
Digital Marketing Services	356	3.0%	231	2.5%	54.1%
Other Revenue	189	1.6%	467	5.1%	(59.5)%
Total revenue	$11,737	100.0%	$9,112	100.0%	28.8%

Recurring revenue	10,709	91.2	8,150	89.4	31.4%
Non-recurring revenue	1,028	8.8	962	10.6	6.9%
Total revenue	$11,737	100.0%	$9,112	100.0%	28.8%

Total revenue increased 28.8%, or $2,625,000, for the three months ended October 31, 2015 to $11,737,000, compared to $9,112,000 for the same period last year. RR increased 31.4%, or $2,559,000, to $10,709,000 for the three months ended October 31, 2015, compared to $8,150,000 for the same period last year. RR represented 91.2% of total revenues in the first three months of fiscal 2016 versus 89.4% in the first three months of fiscal 2015. The increase in RR as a percentage of total revenue for the three months ended October 31, 2015, was related to the incorporation of the DCi operations this period and a higher portion of non-recurring professional services revenue in the period ending October 31, 2014. We continue to focus on achieving recurring revenue of 90% or greater.

Lead Generation and eCommerce Website Revenue

Our lead generation and eCommerce website solutions generate revenue from one-time set-up and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees. Our lead generation and eCommerce website solutions are typically sold as one year, renewable contracts with monthly payment terms. We estimate that we currently host and maintain more than 7,000 websites for dealers in all of our vertical markets. Lead generation and eCommerce website solutions have become ARI’s largest source of revenue and accounted for 50.0% of total revenue during the three months ended October 31, 2015. Lead generation and eCommerce revenue increased 21.8% to $5,868,000 for the three months ended October 31, 2015, compared to the same period last year. The growth in Website revenue was the result of both organic growth and our acquisition of TCS in September 2014. We anticipate that our web platforms will continue to be the Company’s largest source of growth, with much of this growth coming in the ATW market.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. eCatalog is our second largest source of revenue, representing 38.5% of total revenue during the three months ended October 31, 2015. eCatalog revenue increased 29.9% or $1,039,000 during the three months ended October 31, 2015 to $4,515,000, compared to $3,476,000 during the same period last year, primarily due to our acquisition of DCi in July of 2015. The catalog content provided in our eCatalog solutions helps to drive sales growth in our Website and Lead Management solutions, as well as continuing to drive organic growth in other areas of the business.

Business Management Software

Business management software revenue is generated from perpetual one-time license and installation fees for our new business management software, along with recurring maintenance and support fees, as well as hosting fees for our SaaS version. These products were acquired as part of the TASCO and TCS acquisitions. Business management software revenue was $809,000 and represented 6.9% of total revenue during fiscal 2015. The increase in revenue of $687,000, when compared to the same period in the prior year, was a result of the acquisitions of TCS in September 2014 and TASCO in April 2015.

Digital Marketing Revenue

Revenues from our digital marketing solutions are generated from set-up fees and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements. Total digital marketing revenue increased 54.1% to $356,000 during the three months ended October 31, 2015, compared to the same period last year. We expect digital marketing revenue to continue to increase over the prior year as we continue to grow this business.

Other Revenue

We also offer a suite of complementary solutions, which include software and website customization services, perpetually licensed software and hosting services. Other revenue, which is primarily non-recurring in nature, decreased 59.5% to $189,000 during the three months ended October 31, 2015, compared to the same period last year. The decrease in other revenue is principally due to a large one time service contract with one of our major manufacturers resulting in revenue during the three months ended October 31, 2014.

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

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees. RR increased 31.4%, or $2,559,000, for the three months ended October 31, 2015, compared to the same period last year. The growth in RR was primarily attributable to both the addition of RR from our acquisitions of TCS, TASCO and DCi and organic growth. We expect RR to continue to grow in as compared to the comparable periods throughout fiscal 2016.

Non-recurring Revenue

Non-recurring revenue is generated from one-time perpetual license fees from our business management offerings, certain offerings within the Company’s digital marketing services, professional services related to software customization and data conversion, usage fees charged on our RR products, set-up fees and other complementary products and services. Total non-recurring revenues were $1,028,000 for the three months ended October 31, 2015, versus $962,000 for the same period last year, an increase of 6.9%, primarily due to an increase in non-recurring revenues related to perpetual license revenue for our business management offerings and other non-recurring revenue related to our acquired businesses. These increases are partially offset by a large one time service contract with one of our major manufacturers which resulted in non-recurring revenue during the three months ended October 31, 2014.

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

The table below breaks out cost of revenue into each of these three categories for the three months ended October 31 (in thousands):

	Three months ended October 31
		% of		% of
	2015	Revenue	2014	Revenue	% Change
Net revenues	$11,737		$9,112		28.8%
Cost of revenues:
Amortization of capitalized software costs	496	4.2%	549	6.0%	(9.7)%
Direct labor	642	5.5%	476	5.2%	34.9%
Other direct costs	931	7.9%	724	7.9%	28.6%
Total cost of revenues	2,069	17.6%	1,749	19.2%	18.3%
Gross profit	$9,668	82.4%	$7,363	80.8%	31.3%

Gross profit was $9,668,000 or 82.4% of revenue for the three months ended October 31, 2015, compared to $7,363,000 or 80.8% of revenue for the same period last year. Amortization of capitalized software costs as a percentage of revenue decreased for the three months ended October 31, 2015, compared to the same period last year, primarily due to revenue increasing at a faster rate than software amortization costs. Direct labor costs as a percentage of revenue increased 0.3 percentage points for the three months ended October 31, 2015, compared to the same period last year primarily due to an increase in our digital marketing revenue and website implementations. Other direct costs as a percentage of revenue remained consistent for the three months ended October 31, 2015, compared to the same period last year. The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

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

The following table summarizes our operating expenses by expense category (in thousands):

	Three months ended October 31
		% of		% of	%
	2015	Revenue	2014	Revenue	Change
Sales and marketing	$2,765	23.6%	$2,542	27.9%	8.8%
Customer operations and support	2,446	20.8%	1,690	18.5%	44.7%
Software development and technical support	1,255	10.7%	872	9.6%	43.9%
General and administrative	1,785	15.2%	1,604	17.6%	11.3%
Depreciation and amortization (1)	609	5.2%	372	4.1%	63.7%
Net operating expenses	$8,860	75.5%	$7,080	77.7%	25.1%

(1)	Exclusive of amortization of software products of $496 and $549 for the three months ended October 31, 2015 and 2014, respectively, which are included in cost of revenue.

Net operating expenses increased 25.1% or $1,780,000 for the three months ended October 31, 2015, compared to the same period last year. The Company acquired the net assets of TCS in September 2014, TASCO in April 2015 and DCi in July 2015. The increase in net operating expenses was primarily due to the operating costs of these acquisitions during the first quarter of fiscal 2016. Net operating expenses as a percentage of revenue decreased from 77.7% in the first quarter of fiscal 2015 to 75.5% in the first quarter of fiscal 2016. Management expects net operating expenses to continue to decline as a percentage of total revenue, as the Company continues to integrate the TCS, TASCO and DCi operations and, to the extent the Company can leverage growth in its core RR products, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 8.8%, or $223,000, during the three months ended October 31, 2015, compared to the same period last year. The increase was primarily a result of the expenses associated with the TCS and DCi operations. Sales and marketing expense as a percentage of revenue decreased from 27.9% of revenue for the three months ended October 31, 2014 to 23.6% for the same period in fiscal 2016. This decrease is due to the growth in our RR base, which requires much less resources to renew. Management expects sales and marketing expense as a percentage of revenue to fluctuate quarter to quarter, based upon the timing of the Company’s marketing events and trade show schedule and its decision to add additional sales and marketing resources to drive organic revenue growth.

Customer Operations and Support

Customer operations and support expense increased 44.7%, or $756,000, during the three months ended October 31, 2015, compared to the same period last year. The increase was primarily a result of the expense associated with the TCS, TASCO and DCi operations. Customer operations and support expense as a percentage of revenue increased from 18.5% of revenue for the three months ended October 31, 2014 to 20.8% during the first three months of fiscal 2016. The customer operations and support functions of an acquired business typically take longer to fully integrate due to merging software platforms, help desks and customer hosting systems in order to operate more efficiently. Management expects customer operations and support expenses to continue to increase during fiscal 2016, compared to the prior year, due to the additional costs associated with the acquisitions, but to decline as a percentage of revenue over time, as we continue to integrate these areas into our operations, while RR continues to grow.

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

Software development and technical support costs increased 43.9%, or $383,000, during the three months ended October 31, 2015 versus the same period last year. The increase was primarily a result of the additional development staff associated with the TCS software.

During the three months ended October 31, 2015, we capitalized $258,000 of software development labor and overhead, versus $260,000 during the same period last year. In addition to internal capitalized software costs, we had outsourced capitalized development costs of $115,000 during the three months ended October 31, 2015 and $77,000 during the same period last year. During the three months ended October 31, 2015, we devoted resources to several new enhancements of our website products.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 11.3%, or $181,000, during the three months ended October 31, 2015, compared to the same period last year. The quarter to date increase was primarily a result of the additional headcount from the TCS and DCi acquisitions. General and administrative expense as a percentage of revenue decreased from 17.6% of revenue for the three months ended October 31, 2014 to 15.2% for the same period in fiscal 2016. Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business, although additional acquisitions or other transactions could result in elevated general and administrative expense in future periods.

Other Income and Expense

The table below summarizes the components of other income and expenses for the three months ended October 31 (in thousands):

	Three months ended October 31
	2015	2014	% Change
Interest expense	$(112)	$(89)	25.8%
Loss on change in fair value of contingent liabilities	(8)	—	100.0%
Other, net	—	(1)	(100.0)%
Total other income (expense)	$(120)	$(90)	33.3%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and imputed interest on contingent liabilities. Interest expense increased 25.8% or $23,000 during the three months ended October 31, 2015, compared to the same period last year. The increase in interest expense is primarily a result of additional debt to partially fund the TCS and DCi acquisitions.

Income Taxes

The Company has net deferred tax assets of $5,197,000 as of October 31, 2015, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets. Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $299,000 during the three months ended October 31, 2015, compared to $89,000 during the same period last year. We paid income taxes of $64,000 and $20,000 during the three months ended October 31, 2015 and 2014, respectively, primarily related to statutory alternative minimum taxes. Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our Netherlands operation. We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at October 31, 2015 and 2014.

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

The table below presents the reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Three months ended October 31
	2015	2014
Net income (loss)	$389	$104
Interest	112	89
Amortization included in cost of sales	496	549
Depreciation and amortization	609	372
Income taxes	299	89
EBITDA	$1,905	$1,203
Stock-based compensation expense	115	103
Adjusted EBITDA	$2,020	$1,306

Revenue	$11,737	$9,112
Adjusted EBITDA as a % of revenue	17.2%	14.3%

Adjusted EBITDA increased 54.7%, from $1,306,000 during the first quarter of fiscal 2015 to $2,020,000 during the first quarter of fiscal 2016. Adjusted EBITDA as a percentage of revenue increased from 14.3% during the three months ended October 31, 2014 to 17.2% during the same period this year. The increase was primarily due to the improvement in operating income. Management expects adjusted EBITDA as a percentage of revenue to increase during fiscal 2016, to the extent earnings continue to increase as a result of RR growth and as the Company recognizes a full year of earnings related to its recent acquisitions.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements (in thousands):

	Three months ended October 31
	2015	2014	Change
Net cash provided by operating activities	$1,735	$1,634	$101
Net cash used in investing activities	(665)	(4,811)	4,146
Net cash provided by financing activities	(173)	2,961	(3,134)
Effect of foreign currency exchange rate changes on cash	(2)	5	(7)
Net change in cash	$895	$(211)	$1,106
Cash at end of period	$3,179	$1,597	$1,582

We generated $895,000 of net cash during the three months ended October 31, 2015, compared to the utilization of $211,000 during the same period last year. We generated net cash provided by operating activities of $1,735,000 during the three months ended October 31, 2015 compared to $1,634,000 during the same period last year. This increase in cash generated from operations was primarily due to increased pre-tax profitability.

Cash used in investing activities decreased $4,146,000 for the three months ended October 31, 2015, compared to the same period last year. We paid cash of $125,000 for a contingent liability from a previous acquisition, capitalized $373,000 of software development costs, and acquired technology equipment of $167,000 during the three months ended October 31, 2015. We paid cash of $4,200,000 as consideration for the TCS acquisition, paid $249,000 for a contingent liability from a previous acquisition, capitalized $341,000 of software development costs, and acquired technology equipment of $21,000, during the three months ended October 31, 2014. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash used in financing activities was $173,000 during the three months ended October 31, 2015, primarily to pay down the SVB note and capital lease obligations. Net cash provided from financing activities was $2,961,000 during the three months ended October 31, 2014, as the Company increased its senior debt, as described below, by $3,000,000 to partially fund the TCS acquisition in September 2014.

Management believes that current cash balances and its ability to generate cash from operations are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Debt

The Company has a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of September 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019. In addition to this, the Company has issued several promissory notes in connection with its acquisitions. See Note 3 to the consolidated financial statements for further details. The following table summarizes the Company’s outstanding debt obligations as of October 31, 2015 (in thousands):

	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2016	$454	$693	$—	$1,147
2017	832	965	643	2,440
2018	1,134	1,014	669	2,817
2019	1,210	261	627	2,098
2020	1,815	—	—	1,815
	$5,445	$2,933	$1,939	$10,317

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business. No material legal proceedings to which the Company is a party exist at October 31, 2015.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2015. There have been no significant changes to the risks described in our Form 10-K.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of December, 2015.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ William A. Nurthen _

William A. Nurthen

Vice President of Finance and Chief Financial Officer