Form 10-Q
period 2016-01-31
ARI NETWORK SERVICES INC /WI
filed 2016-03-16
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

YES  ☐      NO  ☑

As of March 10, 2016, there were 17,260,228 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2016

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2016	2015
ASSETS
Cash and cash equivalents	$3,166	$2,284
Trade receivables, less allowance for doubtful accounts of
$372 at January 31, 2016 and July 31, 2015	2,152	2,046
Work in process	184	165
Prepaid expenses and other	704	820
Deferred income taxes	3,145	3,092
Total current assets	9,351	8,407
Equipment and leasehold improvements:
Computer equipment and software for internal use	3,356	2,800
Leasehold improvements	629	629
Furniture and equipment	2,624	2,981
Total equipment and leasehold improvements	6,609	6,410
Less accumulated depreciation and amortization	(4,413)	(3,989)
Net equipment and leasehold improvements	2,196	2,421
Capitalized software product costs:
Amounts capitalized for software product costs	26,523	25,463
Less accumulated amortization	(21,377)	(20,337)
Net capitalized software product costs	5,146	5,126
Deferred income taxes	1,753	2,398
Other intangible assets	8,660	10,116
Goodwill	21,639	21,168
Total non-current assets	39,394	41,229
Total assets	$48,745	$49,636

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	January 31	July 31
	2016	2015
LIABILITIES
Current portion of long-term debt	$1,929	$1,338
Current portion of contingent liabilities	470	754
Accounts payable	723	708
Deferred revenue	6,165	7,327
Accrued payroll and related liabilities	1,772	1,752
Accrued sales, use and income taxes	208	140
Other accrued liabilities	787	748
Current portion of capital lease obligations	78	174
Total current liabilities	12,132	12,941
Long-term debt	7,899	9,079
Long-term portion of contingent liabilities	224	362
Capital lease obligations	81	106
Other long-term liabilities	185	199
Total non-current liabilities	8,389	9,746
Total liabilities	20,521	22,687

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 17,257,728 and 17,097,426 shares issued and outstanding at January 31, 2016 and July 31, 2015, respectively	17	17
Additional paid-in capital	115,139	114,700
Accumulated deficit	(86,956)	(87,793)
Other accumulated comprehensive income	24	25
Total shareholders' equity	28,224	26,949
Total liabilities and shareholders' equity	$48,745	$49,636

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended January 31		Six months ended January 31
	2016	2015	2016	2015
Net revenue	$11,752	$10,139	$23,489	$19,251
Cost of revenue	2,064	1,862	4,133	3,611
Gross profit	9,688	8,277	19,356	15,640
Operating expenses:
Sales and marketing	2,748	2,668	5,513	5,210
Customer operations and support	2,428	1,871	4,874	3,561
Software development and technical support (net of capitalized software product costs)	1,319	1,072	2,574	1,944
General and administrative	1,730	1,588	3,515	3,192
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	590	408	1,199	780
Net operating expenses	8,815	7,607	17,675	14,687
Operating income	873	670	1,681	953
Other income (expense):
Interest expense	(120)	(140)	(232)	(229)
Loss on change in fair value of contingent liabilities	—	—	(8)	—
Other, net	—	4	—	3
Total other income (expense)	(120)	(136)	(240)	(226)
Income before provision for income tax	753	534	1,441	727
Income tax expense	(305)	(274)	(604)	(363)
Net income	$448	$260	$837	$364

Weighted average common shares outstanding:
Basic	17,188	14,393	17,170	14,043
Diluted	17,695	14,861	17,655	14,475

Net income per common share:
Basic	$0.03	$0.02	$0.05	$0.03
Diluted	$0.03	$0.02	$0.05	$0.03

See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)
(Unaudited)

	Three months ended January 31		Six months ended January 31
	2016	2015	2016	2015
Net income	$448	$260	$837	$364

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	28	(1)	37
Total other comprehensive income (loss)	1	28	(1)	37
Comprehensive income	$449	$288	$836	$401

                             See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six months ended January 31
	2016	2015
Operating activities:
Net income	$837	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,040	1,102
Non-cash interest expense	19	39
Depreciation and other amortization	1,199	778
Loss on change in fair value of earn-out payable	8	-
Provision for bad debt allowance	78	79
Deferred income taxes	592	314
Stock based compensation	147	141
Stock based director fees	56	69
Net change in assets and liabilities:
Trade receivables	(166)	(842)
Work in process	(19)	145
Prepaid expenses and other	126	162
Other long-term assets	-	(112)
Accounts payable	4	303
Deferred revenue	(1,207)	(144)
Accrued payroll and related liabilities	144	283
Accrued sales, use and income taxes	68	(2)
Other accrued liabilities	25	55
Net cash provided by operating activities	$2,951	$2,734
Investing activities:
Purchase of equipment, software and leasehold improvements	(324)	(279)
Cash received on earn-out from disposition of a component of the business	-	58
Cash paid for contingent liabilities related to acquisitions	(322)	(250)
Cash paid for net assets related to acquisitions	-	(4,200)
Software development costs capitalized	(827)	(718)
Net cash used in investing activities	$(1,473)	$(5,389)
Financing activities:
Borrowings under line of credit, net	$-	$750
Payments on long-term debt	(530)	(319)
Borrowings under long-term debt	-	2,168
Payments of capital lease obligations	(121)	(115)
Proceeds from exercise of common stock options	56	72
Net cash provided by (used in) financing activities	$(595)	$2,556
Effect of foreign currency exchange rate changes on cash	(1)	(21)
Net change in cash and cash equivalents	882	(120)
Cash and cash equivalents at beginning of period	2,284	1,808
Cash and cash equivalents at end of period	$3,166	$1,688
Cash paid for interest	$227	$176
Cash paid for income taxes	$43	$55

Non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$-	$1,980
Debt issued in connection with acquisition	-	2,933
Capital leases acquired in connection with acquisitions	-	109
Current assets acquired in connection with acquisitions	36	626
Accrued liabilities assumed in connection with acquisitions	58	517
Issuance of common stock related to payment of contingent liabilities	60	42
Tax benefit of stock options exercised	-	55
Cashless exercise of common stock warrants	46	-
Issuance of common stock related to payment of director compensation	-	69
Issuance of common stock related to payment of employee compensation	-	38
Contingent liabilities incurred in connection with acquisition	(62)	711

See accompanying notes

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or “the Company”) creates software-as-a-service (“SaaS”), data-as-a-service (“DaaS”) and other solutions that help equipment manufacturers, distributors and dealers in selected vertical markets to Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used whole goods inventory and PG&A for customers in the automotive tire and wheel aftermarket (“ATW”), automotive aftermarket parts and service (“AAPS”), powersports, outdoor power equipment (“OPE”), marine, home medical equipment (“HME”), recreational vehicles (“RV”) and appliance industries. Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content from over 1,800 manufacturers. More than 23,500 equipment dealers, distributors and manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

We were incorporated in Wisconsin in 1981. Our principal executive office and headquarters is located in Milwaukee, Wisconsin. The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com. ARI also maintains operations in Cypress, California; Floyds Knobs, Indiana; Des Moines, Iowa; Duluth, Minnesota; Wexford, Pennsylvania; Cookeville, Tennessee; Salt Lake City, Utah; Leiden, The Netherlands; and New Delhi, India.

Basis of Presentation

These consolidated financial statements include the consolidated financial statements of ARI and its wholly-owned subsidiaries, ARI Europe B.V. and ARI Network Services Pvt. Ltd. and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We eliminated all significant intercompany balances and transactions in consolidation. All adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2016, for example, refer to the fiscal year ending July 31, 2016, and references to fiscal 2015 refer to the fiscal year ended July 31, 2015.

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

Revenues for professional services to customize complex features and functionality in a product’s base software code or develop complex interfaces within a customer’s environment are recognized as the services are performed if they are determined to have standalone value to the customer or if all of the following conditions are met i) the customer has a contractual right to take possession of the software; ii) the customer will not incur significant penalty if it exercises this right; and iii) it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software. When the current estimates of total contract revenue for professional services and the total related costs indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined. Professional service revenues for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of the arrangement, are amortized over the term of the contract.

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

No single customer accounted for 10% or more of ARI’s revenue during the six months ended January 31, 2016 or 2015.

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

The annual amortization of software products is computed using the straight-line method over the estimated economic life of the product, which currently ranges from 2 to 14 years. Amortization starts when the product is available for general release to customers. The Company capitalizes software enhancements on an on-going basis and all other software development and support expenditures are charged to expense in the period incurred.

Deferred Loan Fees and Debt Discounts

Fees associated with securing debt are capitalized and shown as contra-debt, reducing the carrying amount of long-term debt on the consolidated balance sheet. Deferred loan fees and debt discounts are amortized to interest expense over the life of the debt using the effective interest method.

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

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP. We had no provisions for legal proceedings during the six months ended January 31, 2016 or 2015.

Recently Adopted Accounting Standards

On August 1, 2015, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2015-03 related to the presentation of debt issuance costs. Debt issuance costs of $29,000, previously recorded to prepaid expenses and other, and $84,000, previously recorded to other long-term assets as of July 31, 2015, are now presented as a direct deduction from the carrying amount of long-term debt on the balance sheet.

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

The following table is a reconciliation of basic and diluted net income per common share (in thousands, except per share data):

	Three months ended January 31		Six months ended January 31
	2016	2015	2016	2015

Net income	$448	$260	$837	$364

Weighted-average common shares outstanding	17,188	14,393	17,170	14,043
Effect of dilutive stock options and warrants	507	468	485	432
Diluted weighted-average common shares outstanding	17,695	14,861	17,655	14,475

Net income per share
Basic	$0.03	$0.02	$0.05	$0.03
Diluted	$0.03	$0.02	$0.05	$0.03

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	-	-	-	5

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime Rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below based on the Total Leverage Ratio, as defined in the Modification Agreement. The Company had $0 outstanding on the revolving credit facility and the effective interest rate was 4.00% at January 31, 2016, based upon a prime rate of 3.50%.

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

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.00 to 1.00 and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Modification Agreement) equal to or greater than 1.25 to 1.00. The Total Leverage Ratio was 1.26 and the Fixed Charge Ratio was 3.60 for the twelve months ended January 31, 2016.  The Modification Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Modification Agreement. The loans are secured by a first priority security interest in substantially all assets of the Company.

TCS Promissory Notes

In connection with the acquisition of TCS, on September 30, 2014, the Company issued two promissory notes (the “TCS Notes”) in the aggregate principal amount of $3,000,000 to the former owners of TCS. In February 2015, the principal amount of the TCS Notes was reduced by approximately $67,000 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement. The TCS Notes initially accrue interest on the outstanding unpaid principal balance at a rate per annum equal to 5.0%; however, if any amount payable under a TCS Note is not paid when due, such overdue amount will bear interest at the default rate of 7.5% from the date of such non-payment until such amount is paid in full. Accrued interest on the TCS Notes is due and payable quarterly commencing on December 29, 2014 and continuing on each 90th calendar day thereafter, until September 30, 2018, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the TCS Notes were interest-only payments, and payments of principal and interest commenced on December 29, 2015. The payments are subject to acceleration upon certain Events of Default, as defined in the TCS Notes.

DCi Promissory Note

In connection with the acquisition of Direct Communications Inc. (“DCi”), on July 13, 2015, the Company issued a promissory note (the “DCi Note”) in the aggregate principal amount of $2,000,000 to the former owners of DCi. The principal amount of the DCi Note was reduced by approximately $64,000 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement. The DCi Note initially accrues interest on the outstanding unpaid principal balance at a rate per annum equal to 4.0%. Accrued interest on the DCi Note is due and payable quarterly commencing on October 13, 2015 and continuing on each 90th calendar day thereafter, until July 13, 2019, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the DCi Note are interest only payments, and payments of principal and interest shall not commence until the payment due on October 13, 2016. The payments are subject to acceleration upon certain Events of Default, as defined in the DCi Note.

The following table sets forth certain information related to the Company’s long-term debt as of January 31, 2016 and July 31, 2015 (in thousands):

	January 31	July 31
	2016	2015
Notes payable principal	$9,935	$10,529
Less debt issuance costs	(107)	(112)
Less current maturities	(1,929)	(1,338)
Notes payable - non-current	$7,899	$9,079

Minimum principal payments due on the SVB Term Note, the TCS Notes and the DCi Note are as follows for the fiscal years ending (in thousands):

	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2016	$303	$465	$—	$768
2017	832	965	620	2,417
2018	1,134	1,014	645	2,792
2019	1,210	261	671	2,143
2020	1,815	—	—	1,815
	$5,294	$2,705	$1,936	$9,935

4. Business Combinations

DCi Acquisition

On July 13, 2015, the Company acquired substantially all of the assets of DCi, a leading provider of differentiated product content and electronic catalog software serving manufacturers, distributors, jobbers and independent retailers in the AAPS. Consideration for the acquisition included: (1) a cash payment equal to $3,750,000; (2) 159,795 shares of the Company’s common stock; and (3) the issuance of a promissory note in principal amount of $2,000,000 to DCi.  The principal amount of the DCi Note was reduced by approximately $64,000 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.

The Company expects the DCi acquisition to accelerate its growth in the AAPS and provide a platform to further expand the reach of ARI’s data-driven eCommerce websites and automotive point-of-sale software. The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for our customers, shareholders and employees.

The DCi acquisition was funded from cash on hand, seller financing and the Company’s common stock. The following tables show the preliminary allocation of the preliminary DCi purchase price (in thousands):

Preliminary
Purchase
Price
Cash	$3,750
Financed by note payable	1,936
Issuance of common stock	500
Purchase price	$6,186

Preliminary
Purchase
Allocation
Trade receivables	$422
Prepaid expense and other	38
Assumed liabilities	(260)
Furniture and equipment	387
Software product costs	698
Intangible assets	1,830
Goodwill	3,071
Purchase price allocation	$6,186

Intangible assets include the fair value of tradenames, customer relationships, and non-competition agreements. Estimated goodwill represents the additional benefits provided to the Company by the acquisition of DCi operational synergies. The Company acquired approximately $3,300,000 of tax deductible goodwill related to the DCi acquisition. The final purchase price, as well as the purchase price allocation, is subject to the completion of the final valuation of the acquired net assets. The final valuation is expected to be completed as soon as is practicable but no later than July 13, 2016 and could have a material impact on the preliminary purchase price allocation disclosed above.

TASCO Acquisition

On April 27, 2015, the Company acquired substantially all of the assets of TASCO Corporation and its affiliated company Signal Extraprise Corporation (collectively “TASCO”), a leading provider of business management software designed exclusively for the automotive tire and wheel aftermarket industry. Consideration for the acquisition included: (1) a cash payment at the closing of the transaction equal to $1,750,000, which was funded through a borrowing on the Company’s revolving credit facility; (2) 242,424 shares of the Company’s common stock; and (3) a $200,000 holdback payable on April 27, 2016. In October 2015, the holdback amount was reduced by approximately $62,000 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement. The Company acquired approximately $1,500,000 of tax deductible goodwill related to the TASCO acquisition. The Company determined that the TASCO assets acquired did not constitute a business that is “significant” as defined in the applicable SEC regulations.

The following tables show the preliminary allocation of the purchase price (in thousands):

Preliminary
Purchase
Price
Cash	$1,750
Issuance of common stock	800
Contingent holdback	138
Purchase price	$2,688

Preliminary
Purchase
Allocation
Trade receivables	$120
Assumed liabilities	(227)
Software product costs	434
Intangible assets	1,000
Goodwill	1,361
Purchase price allocation	$2,688

The final purchase price, as well as the purchase price allocation, is subject to the completion of the final valuation of the net assets acquired. The final valuation is expected to be completed as soon as is practicable but no later than April 27, 2016 and could have a material impact on the preliminary purchase price allocation disclosed above.

TCS Acquisition

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and digital marketing solutions designed exclusively for dealers, wholesalers, retreaders and manufacturers within the automotive tire and wheel industries. Consideration for the acquisition included (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes in aggregate principal amount of $2,933,000 (as adjusted) to the former owners of TCS; and (4) a contingent earn-out purchase price contingent upon the attainment of specific revenue goals over the first three years following the acquisition.

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

The unaudited pro forma financial information presented is for information purposes only and does not purport to represent what the Company's, TCS’s or DCi’s financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the financial position or results of operation for any future date or period of the Company, TCS or DCi.

Three months ended January 31			Six months ended January 31
2016		2015	2016	2015
Revenue	$11,752	$11,158	$23,489	$22,131
Net income	$448	$260	$837	$463

Net income per common share:
Basic	$0.03	$0.02	$0.05	$0.03
Diluted	$0.03	$0.02	$0.05	$0.03

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of TCS and DCi, and the tax effect of the historical TCS and DCi results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Three months ended January 31		Six months ended January 31
	2016	2015	2016	2015

Amortization of intangible assets	-	72	-	199
Acquisition-related professional fees	-	(7)	-	(218)
Interest expense	-	20	-	85
Income tax benefit (expense)	-	0	-	66
Total adjustments	-	85	-	132

The Company increased goodwill by approximately $471,000 during the six months ended January 31, 2016,  as a result of adjustments to the preliminary purchase price allocation of the TCS, TASCO and DCi acquisitions. The Company cannot determine revenue and expenses specifically related to its acquisitions since the date of acquisition, as we begin integrating these operations into our business upon closing of the acquisitions.

5. Contingent Liabilities

Consideration for the April 2015 TASCO acquisition includes a $138,000 (as adjusted) holdback payable $10,000 on November 27, 2015 and $64,000 payable each on January 27, 2016 and April 27, 2016.

Consideration for the September 2014 TCS acquisition includes a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals. The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000 and the fair value was estimated at $711,000.

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

The following table shows changes in the holdback and earn-out payable related to the Ready2Ride, TCS and TASCO acquisitions (in thousands):

	Six months ended January 31
	2016	2015
Beginning balance	$1,116	$448
Additions	—	711
Adjustments	(62)	—
Payments	(382)	(292)
Imputed interest recognized	14	28
Loss on change in fair value of earn-out	8	-
Ending balance	$694	$895
Less current portion	$(470)	$(668)
Ending balance, long-term	$224	$227

The following table shows the remaining estimated payments of contingent liabilities related to the TCS and TASCO acquisitions at January 31, 2016, (in thousands):

2016	$306
2017	254
2018	133
2019	30
Total estimated payments	723
Less imputed interest	(29)
Present value of contingent liabilities	$694

6. Other Intangible Assets

Amortizable intangible assets include customer relationships and other intangibles including trade names and non-compete agreements. Amortizable intangible assets are composed of the following at January 31, 2016 and 2015 (in thousands):

	Six months ended January 31, 2015			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,174	$(3,584)	$3,590
Activity	2,680	(360)	2,320
Ending balance	$9,854	$(3,944)	$5,910	12.49

Other intangibles
Beginning balance	$383	$(361)	$22
Activity	1,400	(99)	1,301
Ending balance	$1,783	$(460)	$1,323	2.05

Total intangibles
Beginning balance	$7,557	$(3,945)	$3,612
Activity	4,080	(459)	3,621
Ending balance	$11,637	$(4,404)	$7,233	11.88

	Six months ended January 31, 2016			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$11,947	$(4,418)	$7,529
Activity	(220)	(565)	(785)
Ending balance	$11,727	$(4,983)	$6,744	12.13

Other intangibles
Beginning balance	$3,203	$(616)	$2,587
Activity	(467)	(204)	(671)
Ending balance	$2,736	$(820)	$1,916	8.92

Total intangibles
Beginning balance	$15,150	$(5,034)	$10,116
Activity	(687)	(769)	(1,456)
Ending balance	$14,463	$(5,803)	$8,660	11.42

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock option compensation expense recognized by the Company was approximately $16,000 and $40,000 during the three month periods ended January 31, 2016 and 2015, respectively, and approximately $40,000 and $69,000 for the six month periods ended January 31, 2016 and 2015, respectively. There was approximately $82,000 and $234,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of January 31, 2016 and 2015, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the periods presented.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

	Six months ended January 31
	2016	2015
Expected life (years)	n/a	5.0
Risk-free interest rate	n/a	1.7%
Expected volatility	n/a	65.3%
Expected forfeiture rate	10.0%	7.0%
Expected dividend yield	n/a	-
Weighted-average estimated
fair value of options granted
during the year	n/a	$1.80
Cash received from the exercise
of stock options	$56,000	$80,000

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

Changes in option shares under the 2000 Plan during the six months ended January 31, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/15	472,250	$1.52	2.52	$783,174
Granted	-	n/a	n/a	n/a
Exercised	(36,000)	1.35	n/a	n/a
Forfeited	(1,000)	2.15	n/a	n/a
Outstanding at 1/31/2016	435,250	$1.53	2.19	$968,722
Exercisable at 1/31/2016	435,250	$1.53	2.19	$968,722

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.10 at January 31, 2016.

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

Changes in option shares under the 2010 Plan during the six months ended January 31, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/15	434,751	$2.34	7.47	$387,964
Granted	-	n/a	n/a	n/a
Exercised	(31,250)	1.38	n/a	n/a
Forfeited	(18,250)	1.91	n/a	n/a
Outstanding at 1/31/2016	385,251	$2.44	7.40	$509,148
Exercisable at 1/31/2016	244,003	$2.12	7.04	$400,743

The range of exercise prices for options outstanding under the 2010 Plan was $0.59 to $3.61 at January 31, 2016.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the six months ended January 31, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/15	161,498	$2.99
Granted	-	n/a
Vested	(10,000)	3.24
Forfeited	(10,250)	2.62
Non-vested at 1/31/16	141,248	$2.99

The weighted average remaining vesting period was 1.77 years at January 31, 2016.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 300,280 and 263,974 of the shares have been issued as of January 31, 2016 and 2015, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year. The Company expensed $14,000 and $0 related to the ESPP discount during the six months ended January 31, 2016 and 2015, respectively.

Restricted Stock

Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be granted in the form of shares of common stock, restricted stock or restricted stock units. The Company grants restricted stock to its directors as an annual retainer, and from time to time to directors, officers or employees as incentive compensation or as discretionary compensation in place of cash.

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company effective beginning in fiscal 2013.

In March 2015, the Compensation Committee issued 550,000 shares of restricted stock under the LTEB, which will vest according to the following schedule:

•	30% when the volume weighted average price of the Company’s common stock for the previous 30-day trading period (the “30-day VWAP”) equals or exceeds trades at or above $6.00
•	20% when the 30-day VWAP equals or exceeds $7.00
•	20% when the 30-day VWAP equals or exceeds $8.00
•	30% when the 30-day VWAP equals or exceeds $9.00

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

The Company recognized compensation expense of $75,000 and $68,000 during the three months ended January 31, 2016 and 2015, respectively, and $148,000 and $142,000 during the six months ended January 31, 2016 and 2015, respectively, related to all restricted stock. The remaining balance of unrecognized compensation expense related to restricted stock was $550,000 at January 31, 2016.

Changes in unvested restricted shares of common stock under the 2010 Plan during the six months ended January 31, 2016 and 2015 were as follows:

	Six months ended January 31
	2016	2015
Beginning balance unvested restricted stock	671,211	93,704
Granted	39,859	71,471
Vested	(33,060)	(28,610)
Forfeited	(5,504)	-
Ending balance unvested restricted stock	672,506	136,565

8. Income Taxes

The provision for income taxes for the three and six months ended January 31, 2016 and 2015 is composed of the following (in thousands):

	Three months ended January 31		Six months ended January 31
	2016	2015	2016	2015
Current:
Federal	$—	$(9)	$—	$(11)
State	(4)	(19)	(12)	(36)
Change in valuation allowance	—	17	—	17
Deferred, net	(301)	(263)	(592)	(333)
Income tax expense	$(305)	$(274)	$(604)	$(363)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due. The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the consolidated balance sheet. We have unused net operating loss carry forwards ("NOLs") for federal income tax purposes, and as a result, we generally only pay alternative minimum taxes at the federal level. We have unused NOLs for state income tax purposes of $12,127,000, most of which have a valuation allowance.

The Company also has NOLs related to tax losses incurred by its Netherlands operation. Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years. The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company. This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity. In the opinion of the management of the Company, there is not enough positive evidence to overcome this negative evidence. Therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at January 31, 2016 and 2015.

As of January 31, 2016, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $4,121,000, $12,127,000 and $2,126,000, respectively.

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis. We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of January 31, 2016 and 2015. We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary. Fiscal years subsequent to 2011 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and six months ended January 31, 2016 and 2015, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q. All amounts are in thousands, except per share data. This discussion, including, without limitation, the section entitled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2015, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

Websites are sold through our inside sales teams, which are aligned by vertical market. The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). In addition to monthly recurring subscription fees, we may also charge a nominal, one-time setup fee to develop a new dealer website as well as variable transaction fees. Our website solutions are typically sold under one year, renewable contracts with monthly payment terms. We estimate that as of January 31, 2016, we host and maintain more than 7,000 websites for dealers across all of our vertical markets.

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

Digital Marketing Solutions

ARI complements our suite of data-driven software tools with digital marketing solutions that deliver the engaging experiences that today’s consumers demand. ARI’s digital marketing solutions include search engine optimization, email marketing, social media management, search engine marketing (“PPC”), online reputation management and online directory management to help dealers drive more online leads, eCommerce sales and in-store traffic.

Other Solutions

We also offer a suite of complementary solutions, which include software, website customization, professional services and hosting services.

Our Growth Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions that help our customers efficiently and effectively sell more major units, replacement parts, accessories and service – in other words, to Sell More Stuff!™ Our continued goal is to grow revenues at a double-digit rate and to grow earnings through scalability. We will accomplish this goal by deploying our solutions to dealers, distributors, manufacturers, service providers, and consumers in selected vertical markets where the finished goods are complex equipment, requiring service, that are primarily sold and serviced through an independent dealer channel that typically carries multiple brands. We believe this strategy will drive increased value to our shareholders, employees and customers.

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

As a subscription-based, recurring revenue (RR) business, the most important drivers of future growth are nurturing and defending our customer base, developing and selling additional products to our existing customer base, and acquiring new customers. We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees. We define churn as the percentage of RR that does not renew. RR increased 17.0%, or $1,567,000 to 91.6% of total revenue for the quarter ended January 31, 2016, compared to the same period last year and 23.8% or $4,127,000 to 91.4% of total revenue for the six months ended January 31, 2016, compared to the same period last year. To experience further growth in RR, we will continue to:

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

Web Platforms

o

Dealer Management System Software Integrations – we completed development to integrate our web platform with three leading management software systems vendors operating in the powersports, marine, RV, and outdoor power markets.

o

Manufacturer Branded Platform Program – we developed tooling that enabled us to rapidly launch over 4,000 websites with consistent branding and OEM marketing control in support of our partnership with Toro, a leading outdoor power equipment manufacturer.

o

Supplier Drop Shipment Program – we developed and released an integration with a leading Home Medical product supplier, enabling automated drop-ship fulfillment of eCommerce orders. This is our second drop-ship program in the Home Medical market.

o

Search Engine and Conversion Optimization – we performed various enhancements to help increase traffic to our customers’ websites and increase conversion rates within the website, yielding up to 50% improvement in both of these areas as a result.

o

Responsive Website Platform – we began development on a next generation architecture for our dealership websites, which is natively based on Responsive Design and includes dramatic performance and scalability capabilities.

eCatalog Platforms

o

Data Manager® Development – we continued development and market testing of the next generation of Data Manager®, our OEM parts product information management software. This next generation platform is being designed to reduce OEM publishing costs and time to market through real-time publishing, ensuring end users have access to the most accurate and rich part and service information across ARI’s software ecosystem.

Digital Marketing Services

o

New Digital Marketing Services Packages – we recently developed and launched a new set of innovative Digital Marketing Services packages, offering a curated blend of services targeted for unique customer segments that increase business traffic and drive sales opportunities. The new solutions recently earned a prestigious powersports industry award.

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

•

Enter new markets. ARI currently maintains a significant share in our core vertical markets of OPE, powersports, marine and appliances. Accordingly, we anticipate low single-digit growth in these markets. ARI maintains a lower share in our growth vertical markets of HME, ATW and AAPS. Accordingly, we anticipate double-digit growth in these markets. As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining substantial organic growth rates. Including the acquisition of TCS, ARI currently has more than 3,000 dealer websites in the ATW market. We estimate that the total market approximates 18,000 dealers. Further, the broader AAPS market, which we entered via our acquisition of DCi, comprises nearly 80,000 independent service providers, more than all of our other markets combined. We intend to continue to invest heavily in this growth market, including seeking opportunities to leverage our products and services in the broader AAPS. We are one of the first website providers to service the HME market. We estimate that this market comprises nearly 25,000 service providers, and believe the market to be in an early stage with respect to eCommerce adoption. We recently invested in dedicated resources designed to expedite our growth in this market.

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

In order to achieve sustained double-digit growth, we not only need to execute the growth strategies described above, we must also retain our existing customers. In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer. Accordingly, customer churn is an important metric we track and manage. We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations. On a trailing twelve month basis, churn was 15.5% for the period ending January 31, 2016, compared to 14.5% for the same period last year. The increase was due to the termination of a bulk license arrangement with an OEM, price increases for some legacy customers who had heavily discounted pricing, and the growth in website revenue which tends to have a higher churn rate. We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

Lead the market with open integration to related platforms.

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry. The Company recently signed an exclusive reseller agreement with CDK Global Recreation, the provider of Lightspeed, a  renowned DMS in the powersports industry. They will integrate ARI’s AccessorySmart® into their DMS, which will automatically offer our product to their customers.  We currently have integration capabilities with over 90 DMS’s (we refer to these relationships as “Compass Partners”), and we continue to seek other strategic alliances that can be integrated with our product and service offerings.

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

Since the program’s inception, we have closed 16 acquisitions. A summary of some of our most recent acquisitions is as follows:

Acquisition	Date	Strategy
Direct Communications Inc.	July 2015	▪	A leading provider of electronic catalog and content in the AAPS industry
TASCO Corporation (and affiliated Signal	April 2015	▪	Extend business management software platform in the ATW market
Extraprise Corporation)
Tire Company Solutions, LLC	September 2014	▪	Consolidate website position and add new business management software in the ATW market
DUO Web Solutions	November 2013	▪	A leading provider of social media and online digital marketing solutions in the powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and DME industries
		▪	New award-winning website platform
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the powersports industry

Acquisitions

On July 13, 2015, the Company acquired substantially all of the assets of Direct Communications Inc. (DCi), a leading provider of differentiated product content and electronic catalog software serving manufacturers, distributors, jobbers and independent retailers in AAPS. Consideration for the acquisition included: (1) a cash payment equal to $3,750,000; (2) 159,795 shares of the Company’s common stock; and (3) the issuance of a promissory note in principal amount of $2,000,000 to DCi. The principal amount of the DCi Note was reduced by approximately $64,000 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.

On April 27, 2015, the Company acquired substantially all of the assets of TASCO, a leading provider of business management software designed exclusively for the automotive ATW aftermarket industry. Consideration for the acquisition included: (1) a cash payment at the closing of the transaction equal to $1,750,000; (2) 242,424 shares of the Company’s common stock; and (3) a $200,000 holdback payable on April 27, 2016. The holdback amount was reduced by approximately $62,000 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive ATW vertical. Consideration for the acquisition included: (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes initially in aggregate principal amount of $2,933,000 (as adjusted) to the former owners of TCS; and (4) a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals. The earn-out does not have an upper range, however, the payout at 100% per the asset purchase agreement is $933,000 and the fair value was estimated at $711,000.

The Company’s strategy is to integrate the sales teams from acquisitions as quickly as possible in order to realize cross-selling synergies. As a result, we do not track revenues and costs specific to the individual acquired businesses.

Summary of Operating Results

Total revenue increased 15.9%, or $1,613,000, for the three months ended January 31, 2016 to $11,752,000, compared to $10,139,000 for the same period last year. Year-to-date revenue increased 22.0% or $4,238,000 to $23,489,000, compared to $19,251,000 for the same period last year.  Recurring revenue increased 17.0% to $10,769,000 during the three months ended January 31, 2016 and 23.8% to $21,479,000 during the six months ended January 31, 2016, compared to $9,202,000 and $17,352,000, respectively, during the same periods last year. Recurring revenue constituted 91.4% of our total revenue for the six months ended January 31, 2016 compared to 90.1% for the same period last year. The growth in year-over-year total revenue was attributable to incremental revenue from the TCS business acquired in September 2014, the TASCO business acquired in April 2015 and the DCi business acquired in July 2015, as well as organic growth in revenue from ARI’s historical products, primarily in the lead generation and eCommerce solutions.  Growth was also driven by organic growth in the acquired TCS business primarily in the business management software segment.

Operating income increased 30.3%, or $203,000, from $670,000 for the three months ended January 31, 2015 to $873,000 for the same period this year and increased 76.4% or $728,000 from $953,000 for the six months ended January 31, 2015 to $1,681,000 for the same period this year. Net operating expenses increased 15.9% or $1,208,000 during the three month period ended January 31, 2016, compared to the same period last year, primarily due to the additional costs of the DCi and TASCO operations. Net operating expenses increased 20.3% or $2,988,000 during the six months ended January 31, 2016, compared to the same period last year, primarily due to the additional costs of the DCi and TASCO operations and six months of TCS operations in fiscal 2016, compared to four months last year.

Net income was $448,000, or $0.03 per share, for the three months ended January 31, 2016, compared to $260,000, or $0.02 per share, for the same period last year. Net income for the six months ended January 31, 2016 was $837,000, or $0.05 per share, compared to a net income of $365,000, or $0.03 per share, for the same period last year.

Cash provided by operations increased 7.9% to $2,951,000 for the six months ended January 31, 2016 compared to $2,734,000 for the same period last year, primarily as a result of revenue growth and operational efficiencies.

Revenue

The following table summarizes our product revenue and RR and non-recurring revenue (in thousands):

	Three months ended January 31					Six months ended January 31
	2016	% of Total	2015	% of Total	% Change	2016	% of Total	2015	% of Total	% Change
Lead Generation and eCommerce Websites	$5,876	50.0%	$5,723	56.4%	2.7%	$11,744	50.0%	$10,539	54.7%	11.4%
eCatalog Services	4,446	37.8%	3,448	34.0%	28.9%	8,961	38.1%	6,924	36.0%	29.4%
Business Management Software	866	7.4%	411	4.1%	110.7%	1,675	7.1%	533	2.8%	214.3%
Digital Marketing Solutions	382	3.3%	340	3.4%	12.4%	737	3.1%	571	3.0%	29.1%
Other Revenue	182	1.5%	217	2.1%	(16.1)%	372	1.6%	684	3.6%	(45.6)%
Total revenue	$11,752	100.0%	$10,139	100.0%	15.9%	$23,489	100.0%	$19,251	100.0%	22.0%

Recurring revenue	10,769	91.6	9,202	90.8	17.0%	21,479	91.4	17,352	90.1	23.8%
Non-recurring revenue	983	8.4	937	9.2	4.9%	2,010	8.6	1,899	9.9	5.8%
Total revenue	$11,752	100.0%	$10,139	100.0%	15.9%	$23,489	100.0%	$19,251	100.0%	22.0%

Total revenue increased 15.9%  to $11,752,000 and 22.0% to $23,489,000, for the three and six months ended January 31, 2016, respectively, compared to the same periods last year. RR increased 17.0%  to $10,769,000 and 23.8% to $21,479,000 for the three and six months ended January 31, 2016, respectively, compared to the same periods last year. RR represented 91.4% of total revenue for the first six months of fiscal 2016, versus 90.1%  for the same period in fiscal 2015. We continue to focus on achieving recurring revenue of 90% or greater.

Lead Generation and eCommerce Website Revenue

Our lead generation and eCommerce website solutions generate revenue from one-time setup and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees. Our lead generation and eCommerce website solutions are typically sold as one year, renewable contracts with monthly payment terms. We estimate that we currently host and maintain more than 7,000 websites for dealers in all of our vertical markets. Lead generation and eCommerce website solutions have become ARI’s largest source of revenue and accounted for 50.0% of total revenue during the six months ended January 31, 2016. Lead generation and eCommerce revenue increased 2.7% to $5,876,000 for the three months ended January 31, 2016, compared to the same period last year as a result of organic growth.  Lead generation and eCommerce revenue increased 11.4% to $11,744,000 for the six months ended January 31, 2016, compared to the same period last year as a result of both organic growth and our acquisition of TCS in September 2014. We anticipate that our web platforms will continue to be one of the Company’s largest source of revenue growth.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. eCatalog is our second largest source of revenue, representing 38.1% of total revenue during the six months ended January 31, 2016. eCatalog revenue increased 28.9% to  $4,446,000 during the three months ended January 31, 2016 and 29.4% to $8,961,000 during the six months ended January 31, 2016, compared to the same periods last year, primarily due to our acquisition of DCi in July 2015. The catalog content provided in our eCatalog solutions helps to drive sales growth in our website and lead management solutions, as well as continuing to drive organic growth in other areas of the business.

Business Management Software

Business management software revenue is generated from perpetual one-time license and installation fees for our new business management software, along with recurring maintenance, support fees and hosting fees. These products were acquired as part of the TASCO and TCS acquisitions. Business management software revenue more than doubled from $411,000 for the three months ended January 31, 2015 to $866,000 for the same period this year.  Business management software revenue increased from $533,000 for the six months ended January 31, 2015 to $1,675,000 for the same period this year. Revenue from business management software represented 7.1% of total revenue during fiscal 2016. The increase in business management software revenue is primarily a result of revenue from the newly acquired TASCO product in April 2015, as well as organic growth in the business management software segment acquired through TCS.

Digital Marketing Revenue

Revenues from our digital marketing solutions are generated from set-up fees and subscription fees for our search engine optimization, social media marketing and website enhancement tools. Total digital marketing revenue increased 12.4% to $382,000 and 29.1% to $737,000 during the three and six months ended January 31, 2016, compared to the same periods last year. We expect digital marketing revenue to continue to increase over the prior year as we continue to grow this business.

Other Revenue

We also offer a suite of complementary solutions, which include software and website customization services, perpetually licensed software and hosting services. Other revenue, which is primarily non-recurring in nature, decreased 16.1% to $182,000 and 45.6% to $372,000 during the three and six months ended January 31, 2016, compared to the same periods last year. The decrease in other revenue is principally due to a large one-time professional service contract with one of our major manufacturers resulting in revenue during fiscal 2015.

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

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees. RR increased 17.0%, or $1,567,000 and 23.8% or $4,127,000 for the three and six months ended January 31, 2016, compared to the same periods last year. The growth in RR was primarily attributable to both the addition of RR from our acquisitions of TCS, TASCO and DCi and organic growth. We expect RR to continue to grow over the prior year comparable periods throughout fiscal 2016.

Non-recurring Revenue

Non-recurring revenue is generated from one-time perpetual license fees from our business management offerings, certain offerings within the Company’s digital marketing solutions, professional services related to software customization and data conversion, usage fees charged on our RR products, set-up fees and other complementary products and services. Total non-recurring revenue was $983,000 and $2,010,000 for the three and six months ended January 31, 2016, versus $937,000 and $1,899,000 for the same periods last year.  The increase in non-recurring revenue is primarily due to an increase in non-recurring revenues related to perpetual license revenue for our business management offerings and other non-recurring revenue related to our acquired businesses. These increases are partially offset by a large one time service contract with one of our major manufacturers which resulted in non-recurring revenue during fiscal 2015.

Our goal is to maintain non-recurring revenue of less than 10% of total revenue, as the margin on this revenue tends to be lower than our RR products. Furthermore, non-recurring revenue must be resold each year.

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

The table below breaks out cost of revenue into each of these three categories (in thousands):

	Three months ended January 31					Six months ended January 31
		% of		% of			% of		% of
	2016	Revenue	2015	Revenue	% Change	2016	Revenue	2015	Revenue	% Change
Net revenues	$11,752		$10,139		15.9%	$23,489		$19,251		22.0%
Cost of revenues:
Amortization of capitalized software costs	544	4.6%	553	5.5%	(1.6)%	1,040	4.4%	1,102	5.7%	(5.6)%
Direct labor	626	5.3%	523	5.2%	19.7%	1,268	5.4%	999	5.2%	26.9%
Other direct costs	894	7.6%	786	7.8%	13.7%	1,825	7.8%	1,510	7.8%	20.9%
Total cost of revenues	2,064	17.6%	1,862	18.4%	10.8%	4,133	17.6%	3,611	18.8%	14.5%
Gross profit	$9,688	82.4%	$8,277	81.6%	17.0%	$19,356	82.4%	$15,640	81.2%	23.8%

Gross profit was $9,688,000 or 82.4% of revenue for the three months ended January 31, 2016, compared to $8,277,000 or 81.6% of revenue for the same period last year. Amortization of capitalized software costs as a percentage of revenue decreased for the three and six months ended January 31, 2016, compared to the same periods last year, primarily due to revenue increasing at a faster rate than software amortization costs. Direct labor costs as a percentage of revenue increased for the three and six months ended January 31, 2016, compared to the same periods last year primarily due to an increase in our digital marketing revenue and website implementations. Other direct costs as a percentage of revenue remained consistent for the six months ended January 31, 2016, compared to the same period last year. The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

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

The following table summarizes our operating expenses by expense category (in thousands):

	Three months ended January 31					Six months ended January 31
		% of		% of	%		% of		% of	%
	2016	Revenue	2015	Revenue	Change	2016	Revenue	2015	Revenue	Change
Sales and marketing	$2,748	23.4%	$2,668	26.3%	3.0%	$5,513	23.5%	$5,210	27.1%	5.8%
Customer operations and support	2,428	20.7%	1,871	18.5%	29.8%	4,874	20.8%	3,561	18.5%	36.9%
Software development and technical support	1,319	11.2%	1,072	10.6%	23.0%	2,574	11.0%	1,944	10.1%	32.4%
General and administrative	1,730	14.7%	1,588	15.7%	8.9%	3,515	15.0%	3,192	16.6%	10.1%
Depreciation and amortization (1)	590	5.0%	408	4.0%	44.6%	1,199	5.1%	780	4.1%	53.7%
Net operating expenses	$8,815	75.0%	$7,607	75.0%	15.9%	$17,675	75.2%	$14,687	76.3%	20.3%

(1)	Exclusive of amortization of software products of $544, $553, $1,040 and $1,102 for the three and six months ended January 31, 2016 and 2015, respectively, which are included in cost of revenue.

Net operating expenses increased 15.9% or $1,208,000 and 20.3% or $2,988,000 for the three and six months ended January 31, 2016, compared to the same period last year. The Company acquired the net assets of TCS in September 2014, TASCO in April 2015 and DCi in July 2015. The increase in net operating expenses was primarily due to the operating costs of these acquisitions during the first half of fiscal 2016, while there were no operating costs for TASCO and DCi, and only four months of TCS operations during the first half of fiscal 2015. Net operating expenses as a percentage of revenue decreased from 76.3%  for the first half of fiscal 2015 to 75.2%  for the first half of fiscal 2016. Management expects net operating expenses to continue to decline as a percentage of total revenue to the extent the Company continues to make progress in its integration of the TCS, TASCO and DCi operations and, to the extent the Company can leverage growth in its core RR products, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 3.0%, or $80,000 and 5.8% or $303,000 during the three and six months ended January 31, 2016, compared to the same periods last year. The increase was primarily a result of the expenses associated with the TCS and DCi operations. Sales and marketing expense as a percentage of revenue decreased from 27.1% of revenue for the six months ended January 31, 2015 to 23.5% for the same period in fiscal 2016. This decrease is due to the growth in our RR base, which requires much less resources to renew. Management expects sales and marketing expense as a percentage of revenue to fluctuate quarter to quarter, based upon the timing of the Company’s marketing events and trade show schedule and its decision to add additional sales and marketing resources to drive organic revenue growth.

Customer Operations and Support

Customer operations and support expense increased 29.8% or $557,000 and 36.9%, or $1,313,000, during the three and six months ended January 31, 2016, compared to the same periods last year. The increase was primarily a result of the expense associated with the TCS, TASCO and DCi operations. Customer operations and support expense as a percentage of revenue increased from 18.5% of revenue for the six months ended January 31, 2015 to 20.8% during the first six months of fiscal 2016. The customer operations and support functions of an acquired business typically take longer to fully integrate due to merging software platforms, help desks and customer hosting systems in order to operate more efficiently. Management expects customer operations and support expenses to continue to increase during fiscal 2016, compared to the prior year, due to the additional costs associated with the acquisitions, but to decline as a percentage of revenue over time, as we continue to integrate these areas into our operations, while RR continues to grow.

Software Development and Technical Support

Our software development and technical support staff have three essential responsibilities for which the accounting treatment varies depending upon the work performed: (i) costs associated with internal software development efforts (after technological feasibility is established) are capitalized as software product costs and amortized over the estimated useful life of the product; (ii) costs for professional services performed for customers related to software customization projects are classified as cost of revenue; and (iii) all other activities, including research and development, are considered operating expenses and included within the software development and technical support operating expense category.

Software development and technical support costs increased 23.0%, or $247,000, during the three months ended January 31, 2016 versus the same period last year and 32.4%, or $630,000, during the six months ended January 31, 2016 versus the same period last year.  The increase was primarily a result of the additional development staff associated with the TCS software and the Company’s continued focus on reducing churn.

During the three and six months ended January 31, 2016, we capitalized $300,000 and $558,000 of software development labor, overhead and interest expense, versus $256,000 and $516,000 during the same periods last year. In addition to internal capitalized software costs, we had outsourced capitalized development costs of $154,000 and $269,000 during the three and six months ended January 31, 2016 and $123,000 and $202,000 during the same periods last year. During the three months ended January 31, 2016, we devoted resources to several new enhancements of our website and eCatalog products.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 8.9%, or $142,000 and 10.1%, or $323,000, during the three and six months ended January 31, 2016, compared to the same periods last year. The increase was primarily a result of the additional headcount from the TCS and DCi acquisitions. General and administrative expense as a percentage of revenue decreased from 16.6% of revenue for the six months ended January 31, 2015 to 15.0% for the same period in fiscal 2016. Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business, although additional acquisitions or other transactions could result in elevated general and administrative expense in future periods.

Other Income and Expense

The table below summarizes the components of other income and expenses (in thousands):

	Three months ended January 31			Six months ended January 31
	2016	2015	% Change	2016	2015	% Change
Interest expense	$(120)	$(140)	(14.3)%	$(232)	$(229)	1.3%
Other, net	—	4	(100.0)%	(8)	3	(366.7)%
Total other income (expense)	$(120)	$(136)	(11.8)%	$(240)	$(226)	6.2%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and imputed interest on contingent liabilities. Interest and other expense decreased 11.8% or $16,000 during the three months ended January 31, 2016, compared to the same period last year, as the Company paid down a portion of its debt obligations and contingent liabilities. Interest and other expense increased 6.2% or $14,000 during the six months ended January 31, 2016, compared to the same period last year, primarily as a result of additional debt obligations and contingent liabilities to partially fund the TCS and DCi acquisitions.

Income Taxes

The Company has net deferred tax assets of $4,898,000 as of January 31, 2016,  primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets. Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $305,000 and $604,000 during the three and six months ended January 31, 2016, compared to $274,000 and $363,000 during the same periods last year. We paid income taxes of $43,000 and $55,000 during the six months ended January 31, 2016 and 2015, respectively, primarily related to statutory alternative minimum taxes. Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our Netherlands operation. We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at January 31, 2016 and 2015.

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

The table below presents the reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Three months ended January 31		Six months ended January 31		Twelve months ended January 31
	2016	2015	2016	2015	2016	2015
Net income (loss)	$448	$260	$837	$364	$1,544	$698
Interest	120	140	232	229	468	367
Amortization included in cost of sales	544	553	1,040	1,102	1,961	2,192
Depreciation and amortization	590	408	1,199	780	2,175	1,442
Loss on FMV of Warrant Derivatives	-	-	-	-	-	(4)
Loss on impairment of long-lived assets	-	-	-	-	-	35
Income taxes	305	274	604	363	1,052	746
EBITDA	$2,007	$1,635	$3,912	$2,838	$7,200	$5,476
Stock-based compensation expense	88	107	203	210	439	609
Adjusted EBITDA	$2,095	$1,742	$4,115	$3,048	$7,639	$6,085

Revenue	$11,752	$10,139	$23,489	$19,251	$44,681	$35,975
Adjusted EBITDA as a % of revenue	17.8%	17.2%	17.5%	15.8%	17.1%	16.9%

Adjusted EBITDA increased 20.3%, from $1,742,000 during the second quarter of fiscal 2015 to $2,095,000 during the second quarter of fiscal 2016. Adjusted EBITDA increased 35.0%, from $3,048,000 during the first half of fiscal 2015 to $4,115,000 during the first half of fiscal 2016. Adjusted EBITDA as a percentage of revenue increased from 15.8% during the six months ended January 31, 2015 to 17.5% during the same period this year. The increase was primarily due to the improvement in operating income. Management expects adjusted EBITDA as a percentage of revenue to increase during fiscal 2016, versus fiscal 2015, to the extent earnings continue to increase as a result of RR growth and as the Company recognizes a full year of earnings related to its recent acquisitions.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements (in thousands):

	Six months ended January 31
	2016	2015	Change
Net cash provided by operating activities	$2,951	$2,734	$217
Net cash used in investing activities	(1,473)	(5,389)	3,916
Net cash provided by (used in) financing activities	(595)	2,556	(3,151)
Effect of foreign currency exchange rate changes on cash	(1)	(21)	20
Net change in cash	$882	$(120)	$1,002
Cash at end of period	$3,166	$1,688	$1,478

We generated $882,000 of net cash during the six months ended January 31, 2016, compared to the utilization of $120,000 during the same period last year. We generated net cash provided by operating activities of $2,951,000 during the six months ended January 31, 2016 compared to $2,734,000 during the same period last year. This increase in cash generated from operations was primarily due to increased pre-tax profitability.

Cash used in investing activities decreased $3,916,000 for the six months ended January 31, 2016, compared to the same period last year. We paid cash of $322,000 for contingent liabilities related to our acquisitions, capitalized $827,000 of software development costs, and acquired technology equipment of $324,000 during the six months ended January 31, 2016. We paid cash of $4,200,000 as consideration for the TCS acquisition, paid $250,000 for contingent liabilities, capitalized $718,000 of software development costs, acquired technology equipment of $279,000, and received $58,000 from an earn-out receivable during the six months ended January 31, 2015. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash used in financing activities was $595,000 during the six months ended January 31, 2016, primarily to pay down the SVB note, the TCS notes and our capital lease obligations. Net cash provided from financing activities was $2,556,000 during the six months ended January 31, 2015, as the Company increased its senior debt, as described below, by $3,000,000 to partially fund the TCS acquisition in September 2014.

Management believes that current cash balances and its ability to generate cash from operations are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Debt

The Company has a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of September 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019. In addition to this, the Company has issued several promissory notes in connection with its acquisitions. See Note 3 to the consolidated financial statements for further details. The following table summarizes the Company’s outstanding debt obligations as of January 31, 2016 (in thousands):

	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2016	$303	$465	$—	$767
2017	832	965	620	2,417
2018	1,134	1,014	645	2,793
2019	1,210	261	671	2,143
2020	1,815	—	—	1,815
	$5,294	$2,705	$1,936	$9,935

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business. No material legal proceedings to which the Company is a party exist at January 31, 2016.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2015. There have been no significant changes to the risks described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1 First Amendment to Asset Purchase Agreement dated as of March 7, 2016, by and among ARI Network Services, Inc., BK Holdings, LLC (f/k/a Tire Company Solutions, LLC),  Barry Reese and Kenny Pratt.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2016.

ARI NETWORK SERVICES, INC.

(Registrant)

By:/s/ Roy W. Olivier_

Roy W. Olivier

President and Chief Executive Officer

By:/s/ William A. Nurthen _

William A. Nurthen

Vice President of Finance and Chief Financial Officer