Form 10-Q
period 2016-04-30
ARI NETWORK SERVICES INC /WI
filed 2016-06-14
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

YES  ☐      NO  ☑

As of June  8, 2016, there were  17,265,315  shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2016

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2016	2015
ASSETS
Cash and cash equivalents	$4,440	$2,284
Trade receivables, less allowance for doubtful accounts of $392
and $372 at April 30, 2016 and July 31,2015, respectively	2,294	2,046
Work in process	185	165
Prepaid expenses and other	851	820
Deferred income taxes	3,495	3,092
Total current assets	11,265	8,407
Equipment and leasehold improvements:
Computer equipment and software for internal use	3,502	2,800
Leasehold improvements	629	629
Furniture and equipment	2,716	2,981
Total equipment and leasehold improvements	6,847	6,410
Less accumulated depreciation and amortization	(4,637)	(3,989)
Net equipment and leasehold improvements	2,210	2,421
Capitalized software product costs:
Amounts capitalized for software product costs	27,006	25,463
Less accumulated amortization	(21,908)	(20,337)
Net capitalized software product costs	5,098	5,126
Deferred income taxes	1,135	2,398
Other intangible assets	8,275	10,116
Goodwill	21,639	21,168
Total non-current assets	38,357	41,229
Total assets	$49,622	$49,636

See accompanying notes

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2016	2015
LIABILITIES
Current portion of long-term debt	$2,172	$1,338
Current portion of contingent liabilities	382	754
Accounts payable	574	708
Deferred revenue	7,135	7,327
Accrued payroll and related liabilities	1,979	1,752
Accrued sales, use and income taxes	182	140
Other accrued liabilities	736	748
Current portion of capital lease obligations	56	174
Total current liabilities	13,216	12,941
Long-term debt	7,281	9,079
Long-term portion of contingent liabilities	124	362
Capital lease obligations	68	106
Other long-term liabilities	176	199
Total non-current liabilities	7,649	9,746
Total liabilities	20,865	22,687

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2016 and July 31, 2015, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at April 30, 2016 and July 31, 2015, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 17,262,940 and 17,097,426 shares issued and outstanding at April 30, 2016 and July 31, 2015, respectively	17	17
Additional paid-in capital	115,243	114,700
Accumulated deficit	(86,508)	(87,793)
Other accumulated comprehensive income	5	25
Total shareholders' equity	28,757	26,949
Total liabilities and shareholders' equity	$49,622	$49,636

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2016	2015	2016	2015
Net revenue	$11,984	$10,280	$35,473	$29,531
Cost of revenue	2,334	1,780	6,467	5,391
Gross profit	9,650	8,500	29,006	24,140
Operating expenses:
Sales and marketing	2,801	2,718	8,314	7,928
Customer operations and support	2,374	1,831	7,248	5,392
Software development and technical support (net of capitalized software product costs)	1,221	1,102	3,795	3,046
General and administrative	1,732	1,709	5,247	4,901
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	601	465	1,800	1,245
Net operating expenses	8,729	7,825	26,404	22,512
Operating income	921	675	2,602	1,628
Other income (expense):
Interest expense	(118)	(123)	(350)	(352)
Other, net	13	30	5	33
Total other income (expense)	(105)	(93)	(345)	(319)
Income before provision for income tax	816	582	2,257	1,309
Income tax expense	(368)	(243)	(972)	(606)
Net income	$448	$339	$1,285	$703

Weighted average common shares outstanding:
Basic	17,258	14,362	17,199	14,100
Diluted	17,769	14,786	17,689	14,536

Net income per common share:
Basic	$0.03	$0.02	$0.07	$0.05
Diluted	$0.03	$0.02	$0.07	$0.05

See accompanying notes

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2016	2015	2016	2015
Net income	$448	$339	$1,285	$703
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18)	6	(20)	44
Total other comprehensive income (loss)	(18)	6	(20)	44
Comprehensive income	$430	$345	$1,265	$747

                             See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine months ended April 30
	2016	2015
Operating activities:
Net income	$1,285	$703
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,571	1,560
Non-cash interest expense	34	55
Depreciation and other amortization	1,800	1,245
(Gain) loss on change in fair value of earn-out receivable and payable	(5)	(28)
Provision for bad debt allowance	80	131
Deferred income taxes	860	531
Stock based compensation	316	305
Net change in assets and liabilities:
Trade receivables	(308)	(594)
Work in process, prepaid expenses and other	(51)	(16)
Other long-term assets	-	(139)
Accounts payable	(145)	69
Deferred revenue	(252)	142
Accrued payroll and related liabilities	342	349
Accrued taxes and other accrued liabilities	16	282
Net cash provided by operating activities	$5,543	$4,595
Investing activities:
Purchase of equipment, software and leasehold improvements	(557)	(469)
Cash received on earn-out from disposition of a component of the business	-	111
Cash paid for contingent liabilities related to acquisitions	(505)	(250)
Cash paid for net assets related to acquisitions	-	(5,950)
Software development costs capitalized	(1,310)	(1,000)
Net cash used in investing activities	$(2,372)	$(7,558)
Financing activities:
Borrowings under line of credit, net	$-	$1,750
Payments on long-term debt	(912)	(470)
Borrowings under long-term debt	-	2,168
Payments of capital lease obligations	(165)	(184)
Proceeds from exercise of common stock options	66	75
Net cash provided by (used in) financing activities	$(1,011)	$3,339
Effect of foreign currency exchange rate changes on cash	(4)	(23)
Net change in cash and cash equivalents	2,156	353
Cash and cash equivalents at beginning of period	2,284	1,808
Cash and cash equivalents at end of period	$4,440	$2,161
Cash paid for interest	$338	$256
Cash paid for income taxes	$45	$25

Non-cash investing and financing activities
Issuance of common stock in connection with acquisitions	$-	$2,780
Debt issued in connection with acquisition	-	2,933
Capital leases acquired in connection with acquisitions	-	105
Current assets acquired in connection with acquisitions	36	639
Accrued liabilities assumed in connection with acquisitions	58	623
Issuance of common stock related to payment of contingent liabilities	60	42
Tax benefit of stock options exercised	-	55
Cashless exercise of common stock warrants	46	-
Contingent liabilities incurred in connection with acquisition	62	911

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

No single customer accounted for 10% or more of ARI’s revenue during the nine months ended April 30, 2016 or 2015.

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

The carrying amount of trade receivables is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews receivable balances that exceed ninety (90) days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion of the balance that will not be collected. The allowance for potential doubtful accounts is reflected as an offset to trade receivables in the accompanying consolidated balance sheets.

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

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable. We had no provisions for legal proceedings during the nine months ended April 30, 2016 or 2015.

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

The following table is a reconciliation of basic and diluted net income per common share (in thousands, except per share data):

	Three months ended April 30		Nine months ended April 30
	2016	2015	2016	2015

Net income	$448	$339	$1,285	$703

Weighted-average common shares outstanding	17,258	14,362	17,199	14,100
Effect of dilutive stock options and warrants	511	424	490	436
Diluted weighted-average common shares outstanding	17,769	14,786	17,689	14,536

Net income per share
Basic	$0.03	$0.02	$0.07	$0.05
Diluted	$0.03	$0.02	$0.07	$0.05

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	-	10	-	10

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime Rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below based on the Total Leverage Ratio, as defined in the Modification Agreement. The Company had $0 outstanding on the revolving credit facility and the effective interest rate was 4.00% at April 30, 2016, based upon a prime rate of 3.50%.

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

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.00 to 1.00 and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Modification Agreement) equal to or greater than 1.25 to 1.00. The Total Leverage Ratio was 1.18 and the Fixed Charge Ratio was 2.71 for the twelve months ended April 30, 2016.  The Modification Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Modification Agreement. The loans are secured by a first priority security interest in substantially all assets of the Company.

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

The following table sets forth certain information related to the Company’s long-term debt as of April 30, 2016 and July 31, 2015 (in thousands):

	April 30	July 31
	2016	2015
Notes payable principal	$9,553	$10,529
Less debt issuance costs	(100)	(112)
Less current maturities	(2,172)	(1,338)
Notes payable - non-current	$7,281	$9,079

Minimum principal payments due on the SVB Term Note, the TCS Notes and the DCi Note are as follows for the fiscal years ending (in thousands):

	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2016 remaining	$151	$234	$—	$385
2017	832	965	620	2,417
2018	1,134	1,014	645	2,793
2019	1,211	261	671	2,143
2020	1,815	—	—	1,815
	$5,143	$2,474	$1,936	$9,553

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

TCS Acquisition

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and digital marketing solutions designed exclusively for dealers, wholesalers, retreaders and manufacturers within the automotive tire and wheel industries. Consideration for the acquisition included (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes in aggregate principal amount of $2,933,000 (as adjusted) to the former owners of TCS; and (4) a contingent earn-out purchase price contingent upon the attainment of specific revenue goals over the first three years following the acquisition. The earn-out, with an original fair value of $711,000, was amended in March 2016 to four quarterly payments of $120,905, which commenced in December 2016, followed by four quarterly payments of $70,000.

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

Intangible assets include the fair value of tradenames, customer relationships and non-competition agreements. Goodwill represents the additional benefits provided to the Company by the acquisition of TCS operational synergies. The Company acquired approximately $5,200,000 of tax deductible goodwill related to the TCS acquisition.

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

The unaudited pro forma financial information presented is for informational purposes only and does not purport to represent what the Company's, TCS’s or DCi’s financial position or results of operations would have been had the acquisition in fact occurred on such date or at the beginning of the period indicated, nor does it project the financial position or results of operation for any future date or period of the Company, TCS or DCi.

Three months ended April 30			Nine months ended April 30
2016		2015	2016	2015
Revenue	$11,984	$11,223	$35,473	$33,354
Net income	$448	$355	$1,285	$818

Net income per common share:
Basic	$0.03	$0.02	$0.07	$0.05
Diluted	$0.03	$0.02	$0.07	$0.05

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of TCS and DCi, the tax effect of the historical TCS and DCi results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Three months ended April 30		Nine months ended April 30
	2016	2015	2016	2015

Amortization of intangible assets	-	72	-	271
Acquisition-related professional fees	-	(38)	-	(256)
Interest expense	-	20	-	105
Income tax benefit (expense)	-	10	-	77
Total adjustments	-	64	-	197

The Company increased goodwill by approximately $471,000 during the nine months ended April 30, 2016, as a result of adjustments to the preliminary purchase price allocation of the TCS, TASCO and DCi acquisitions. The Company cannot determine revenue and expenses specifically related to its acquisitions since the date of acquisition, as we begin integrating these operations into our business upon closing of the acquisitions.

5. Contingent Liabilities

Consideration for the April 2015 TASCO acquisition included a $138,000 (as adjusted) holdback payable, which has been paid in full as of April 30, 2016.

Consideration for the September 2014 TCS acquisition includes a contingent earn-out purchase price, originally payable in three potential payments and contingent upon the attainment of specific revenue goals. The fair value of the earn-out was originally estimated at $711,000. On March 7, 2016 the TCS Asset Purchase Agreement was amended in relation to the contingent earnout, whereas four quarterly payments of $120,905 commenced on December 31, 2015, followed by four quarterly payments of $70,000, commencing December 31, 2016.  The Company recorded a gain of $13,000 as a result of the Amendment during the nine months ended April 30, 2016.

Consideration for the 2012 Ready2Ride acquisition included a contingent hold-back purchase price of up to $250,000 and contingent earn-out payments as follows: (i) the first earn-out payment, composed of $125,000 was paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment, composed of $125,000 and 15,000 shares of common stock, was paid in September 2014; and (iii) the third earn-out payment, composed of $125,000 and 15,000 shares of common stock, was paid in August 2015. The Company recorded a loss of $8,000 as a result of a change in estimate related to an increase in the market price of the Company’s common stock during the nine months ended April 30, 2016.

The following table shows changes in the holdback and earn-out payable related to the TCS and TASCO acquisition (in thousands):

	Nine months ended April 30
	2016	2015
Beginning balance	$1,116	$448
Additions	-	911
Adjustments	(62)	-
Payments	(565)	(292)
Imputed interest recognized	22	37
Gain on change in fair value of earn-out	(5)	-
Ending balance	$506	$1,104
Less current portion	$(382)	$(627)
Ending balance, long-term	$124	$477

The following table shows the remaining estimated payments of contingent liabilities related to the TCS acquisition at April 30, 2016, (in thousands):

2016	$121
2017	331
2018	70
Total estimated payments	522
Less imputed interest	(16)
Present value of contingent liabilities	$506

6. Other Intangible Assets

Amortizable intangible assets include customer relationships and other intangibles including trade names and non-compete agreements. Amortizable intangible assets are composed of the following at April 30, 2016 and 2015 (in thousands):

	Nine months ended April 30, 2015			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,174	$(3,584)	$3,590
Activity	3,838	(598)	3,240
Ending balance	$11,012	$(4,182)	$6,830	11.46

Other intangibles
Beginning balance	$383	$(361)	$22
Activity	1,399	(159)	1,240
Ending balance	$1,782	$(520)	$1,262	1.66

Total intangibles
Beginning balance	$7,557	$(3,945)	$3,612
Activity	5,237	(757)	4,480
Ending balance	$12,794	$(4,702)	$8,092	11.07

	Nine months ended April 30, 2016			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$11,947	$(4,418)	$7,529
Activity	(220)	(853)	(1,073)
Ending balance	$11,727	$(5,271)	$6,456	11.98

Other intangibles
Beginning balance	$3,203	$(616)	$2,587
Activity	(467)	(301)	(768)
Ending balance	$2,736	$(917)	$1,819	8.73

Total intangibles
Beginning balance	$15,150	$(5,034)	$10,116
Activity	(688)	(1,154)	(1,841)
Ending balance	$14,463	$(6,188)	$8,275	11.26

7. Stock-based Compensation Plans

The Company uses the Black-Scholes model to value stock options granted. Volatility is calculated as management’s estimate of future volatility over the expected term of the option based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the United States Treasury yields in effect at the time of grant.

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. Total stock option compensation expense recognized by the Company was approximately $19,000 and $41,000 during the three month periods ended April 30, 2016 and 2015, respectively, and approximately $59,000 and $110,000 for the nine month periods ended April 30, 2016 and 2015, respectively. There was approximately $61,000 and $193,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of April 30,  2016 and 2015, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the periods presented.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

	Nine months ended April 30
	2016	2015
Expected life (years)	n/a	5.0
Risk-free interest rate	n/a	1.7%
Expected volatility	n/a	63.6%
Expected forfeiture rate	10.1%	9.1%
Expected dividend yield	-	-
Weighted-average estimated
fair value per share of options
granted during the year	n/a	$1.8
Cash received from the exercise
of stock options	$67,000	$83,000

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

Changes in option shares under the 2000 Plan during the nine months ended April 30, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/15	472,250	$1.52	2.52	$783,174
Granted	-	n/a	n/a	n/a
Exercised	(36,000)	1.35	n/a	n/a
Forfeited	(1,000)	2.15	n/a	n/a
Outstanding at 4/30/2016	435,250	$1.53	1.94	$1,129,764
Exercisable at 4/30/2016	435,250	$1.53	1.94	$1,129,764

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $2.10 at April 30, 2016.

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

Changes in option shares under the 2010 Plan during the nine months ended April 30, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/15	434,751	$2.34	7.47	$387,964
Granted	-	n/a	n/a	n/a
Exercised	(38,750)	1.39	n/a	n/a
Forfeited	(19,625)	1.86	n/a	n/a
Outstanding at 4/30/2016	376,376	$2.46	7.14	$627,665
Exercisable at 4/30/2016	237,003	$2.15	6.78	$469,414

The range of exercise prices for options outstanding under the 2010 Plan was $0.59 to $3.61 at April 30, 2016.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the nine months ended April 30, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/15	161,498	$2.99
Granted	-	n/a
Vested	(11,250)	3.28
Forfeited	(10,875)	2.54
Non-vested at 4/30/16	139,373	$2.99

The weighted average remaining vesting period was 1.58 years at April 30, 2016.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 300,280 and 263,974 of the shares have been issued as of April 30,  2016 and 2015, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year. The Company expensed $15,000 and $29,000 during the three and nine months ended April 30, 2016, and $0 during the same periods last year related to the ESPP discount.

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

The Compensation Committee adopted the Long-Term Executive Bonus Plan (“LTEB”) for eligible executive officers of the Company beginning in fiscal 2013.

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

Under the plan described above, a target price must be reached within a four-year period starting on the date of grant for any restricted stock to vest. All unvested restricted stock will be forfeited when the four-year period expires. The initial value of the common stock granted under the LTEB was approximately $350,000, valued using a Monte Carlo Simulation with a 46% volatility rate and a 1.34% risk-free interest rate, and is expensed over the vesting period.

Restricted stock granted under the 2010 plan during fiscal 2016 was valued using the market price on the date of grant. The Company recognized compensation expense of $79,000 and $54,000 during the three months ended April 30,  2016 and 2015, respectively, and $227,000 and $195,000 during the nine months ended April 30, 2016 and 2015, respectively, related to all restricted stock. The remaining balance of unrecognized compensation expense related to restricted stock was $467,000 and $526,000 at April 30, 2016 and 2015, respectively.

Changes in unvested restricted shares of common stock under the 2010 Plan during the nine months ended April 30,  2016 and 2015 were as follows:

	Nine months ended April 30
	2016	2015
Beginning balance unvested restricted stock	671,211	93,704
Granted	42,359	621,471
Vested	(33,060)	(28,610)
Forfeited	(10,292)	-
Ending balance unvested restricted stock	670,218	686,565

8. Income Taxes

The provision for income taxes for the three and nine months ended April 30, 2016 and 2015 is composed of the following (in thousands):

	Three months ended April 30		Nine months ended April 30
	2016	2015	2016	2015
Current:
Federal	$(40)	$(18)	$(40)	$(28)
State	(64)	(11)	(76)	(47)
Change in valuation allowance	—	—	—	17
Deferred, net	(264)	(214)	(856)	(548)
Income tax expense	$(368)	$(243)	$(972)	$(606)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax bases of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due. The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the consolidated balance sheet. We have unused net operating loss carry forwards ("NOLs") for federal income tax purposes and, as a result, we generally only pay alternative minimum taxes at the federal level. We have unused NOLs for state income tax purposes of $12,226,000, most of which have a valuation allowance.

The Company also has NOLs related to tax losses incurred by its Netherlands operation. Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years. The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company. This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity. In the opinion of the management of the Company, there is not enough positive evidence to overcome this negative evidence. Therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at April 30, 2016 and 2015.

As of April 30, 2016, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $2,493,000, $12,226,000 and $2,294,000, respectively.

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis. We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of April 30, 2016 and 2015. We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary. Fiscal years subsequent to 2011 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and nine months ended April 30, 2016 and 2015, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q. All amounts are in thousands, except per share data. This discussion, including, without limitation, the section titled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2015, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

ARI Network Services, Inc. offers an award-winning suite of data-driven software tools and marketing services to help dealers, equipment manufacturers and distributors in selected vertical markets Sell More Stuff!™ – online and in-store. Our innovative products are powered by a proprietary data warehouse of enriched original equipment and aftermarket electronic content of OEM parts, aftermarket parts, garments and accessories (“PG&A”) and whole goods from more than 1,800 manufacturers. Business is complicated, but we believe our customers’ technology tools don’t have to be. We remove the complexity of selling and servicing new and used whole goods inventory, and PG&A for customers in the automotive tire and wheel aftermarket (“ATW”), automotive aftermarket parts and service (“AAPS”), powersports, outdoor power equipment (“OPE”), marine, home medical equipment (“HME”), recreational vehicles (“RV”) and appliance industries. More than 23,500 equipment dealers, distributors and manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

Our Solutions

We offer software as a service (“SaaS”) and data as a service (“DaaS”) solutions to help our customers Sell More Stuff!™ both online and in-store. Our primary solutions include: (i) Lead Generation and eCommerce Websites, which provide a web presence for dealers and wholesalers, and serve as a platform for driving leads and eCommerce sales; (ii) eCatalogs, which drive sales of inventory and PG&A at the dealer’s parts counter, their online website and other sources through parts lookup of our proprietary data warehouse; (iii) business management software designed to streamline every aspect of a dealer’s operation, drive profitability, and allow them to provide better customer service; and (iv) digital marketing solutions designed to generate leads and drive traffic both to the dealer’s website and brick-and-mortar location.

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

Websites are sold through our inside sales teams, which are aligned by vertical market. The sales process will typically include a live demo of the site and may even include a free trial period (we refer to these as “test drives”). In addition to monthly recurring subscription fees, we may also charge a nominal, one-time setup fee to develop a new dealer website as well as variable transaction fees. Our website solutions are typically sold under one year, renewable contracts with monthly payment terms. We estimate that as of April 30, 2016, we host and maintain more than 7,000 websites for dealers across all of our vertical markets.

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

As a subscription-based, recurring revenue (RR) business, the most important drivers of future growth are nurturing and defending our customer base, developing and selling additional products to our existing customer base and acquiring new customers. We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance and support fees and hosting fees. We define churn as the percentage of RR that does not renew. RR increased 18.8%, or $1,751,000 to 92.2% of total revenue for the quarter ended April 30, 2016, compared to the same period last year, and 22.0% or $5,876,000 to 91.7% of total revenue for the nine months ended April 30, 2016, compared to the same period last year. To experience further growth in RR, we will continue to:

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

Web Platforms

o	Value Your Trade – we have added a new lead type for powersports, OPE, marine and RV dealers to make it easy for consumers to request a quote for their trade-in and for dealers to capture leads.
o

Automated merchandising– we have added technology to ensure that promotions from a dealer's preferred OEMs are automatically kept up-to-date, eliminating the need to manually update each time a promotion expires or is added.

o	Dealer Management System Integration – we developed advanced integration capabilities with a leading Dealer Management vendor in the RV industry.
o

Point of Sale Integration – we developed an integration to Tire Works HD Wholesale, a popular point of sale offering in the Tire and Wheel industry. This business to business integration allows real time quantity, pricing, and ordering to that system from the web.

o	Wheel Visualizer – we developed an integration with a leading wheel visualizer application to offer that service on our web sites increasing the tools we offer on our business to business sites.
o

Features and Benefits – we have added real time features and benefits from tire manufacturers to our business to business platform. This allows an end user of the site to see all the available manufacturer information about the tire, not just the technical specs. This is important to dealers and end users as it is one more reason for them to stay on a dealer’s site and not visit another site for this information.

o

Price and Quoting Calculator – we released an updated version of our pricing calculator for business-to-consumer sites in the Tire and Wheel industry. The updated tool allows our customers to offer more diverse upsell options to their customers.

eCatalog Platforms

o

Data Manager® Development – we continued development and launched customer Alpha testing of the next generation of Data Manager®, our OEM parts product information management software. This next generation platform is designed to reduce OEM publishing costs and time to market through real-time publishing, ensuring end users have access to the most accurate and rich part and service information across ARI’s software ecosystem.

o

AccessorySmart® Development – we developed an enhanced integration with CDK’s Lightspeed Business Management Software, in support of a collaborative sales and marketing program with the powersports market-leading solution provider.

 Digital Marketing Services

º

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

o	We secured and authored two new PG&A catalogs.
o	We secured and authored one new OEM Parts catalog.

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

In order to achieve sustained double-digit growth, we not only need to execute the growth strategies described above, we must also retain our existing customers. In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer. Accordingly, customer churn is an important metric we track and manage. We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations. On a trailing twelve month basis, churn was 16.2% for the period ended April 30, 2016, compared to 14.5% for the same period last year. The increase was due to the termination of  a maintenance and support agreement for a multi-location ATW customer who was recently acquired, termination of a large license arrangement with an OEM, price increases and migrations for some legacy customers who had heavily discounted pricing and were on old billing models, and the growth in website revenue which tends to have a higher churn rate. We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

Lead the market with open integration to related platforms.

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (“DMS”) in order to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry. The Company recently signed an exclusive reseller agreement with CDK Global Recreation, the provider of Lightspeed, a  renowned DMS in the powersports industry. They have integrated ARI’s AccessorySmart® into their DMS, which will automatically offer our product to their customers. We currently have integration capabilities with over 85 DMS’s (we refer to these relationships as “Compass Partners”), and we continue to seek other strategic alliances that can be integrated with our product and service offerings.

Successfully execute acquisitions that align with our core strategy

Since 1995, we have had a formal corporate development program aimed at identifying, evaluating, and closing acquisitions that align with our strategy. We focus on vertically-oriented markets with a large base of independent, multi-line dealers that sell and service complex equipment. Our strategy is to acquire companies that have one or more of the following attributes: (i) expand our market share in existing verticals; (ii) expand into new markets that fit our desired profile; (iii) provide us with complementary products which can be cross-sold to our existing customer base; (iv) provide opportunities to crosssell our existing products; and (v) can be integrated into our operations, thereby creating cost-saving synergies.

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

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and marketing services designed exclusively for the automotive ATW vertical. Consideration for the acquisition included: (1) a cash payment equal to $4,200,000; (2) 618,744 shares of the Company's common stock; (3) the issuance of two promissory notes initially in aggregate principal amount of $2,933,000 (as adjusted) to the former owners of TCS; and (4) a contingent earn-out purchase price payable in three potential payments and contingent upon the attainment of specific revenue goals. The earn-out, with an original fair value of $711,000, was amended in March 2016 to four quarterly payments of $120,905, which commenced in December 2016, followed by four quarterly payments of $70,000.

The Company’s strategy is to integrate the sales teams from acquisitions as quickly as possible in order to realize cross-selling synergies. As a result, we do not track revenues and costs specific to the individual acquired businesses.

Summary of Operating Results

Total revenue increased 16.6%, or $1,704,000, to $11,984,000 for the three months ended April 30, 2016 from $10,280,000 for the same period last year. Year-to-date revenue increased 20.1% or $5,942,000 to $35,473,000, compared to $29,531,000 for the same period last year. Recurring revenue increased 18.8% to $11,053,000 during the three months ended April 30, 2016 and 22.0% to $32,531,000 during the nine months ended April 30, 2016, compared to $9,302,000 and $26,655,000, respectively, during the same periods last year. Recurring revenue constituted 91.7% of our total revenue for the nine months ended April 30, 2016 compared to 90.3% for the same period last year. The growth in year-over-year total revenue was attributable to incremental revenue from the TCS business acquired in September 2014, the TASCO business acquired in April 2015 and the DCi business acquired in July 2015, as well as organic growth in revenue from ARI’s historical products, primarily in the lead generation and eCommerce solutions. Growth was also driven by organic growth in the acquired TCS business.

Operating income increased 36.4%, or $246,000, from $675,000 for the three months ended April 30, 2015 to $921,000 for the same period this year and increased 59.8% or $974,000 from $1,628,000 for the nine months ended April 30, 2015 to $2,602,000 for the same period this year. Net operating expenses increased 11.6% or $904,000 during the three month period ended April 30, 2016, compared to the same period last year, primarily due to the additional costs of the DCi and TASCO operations. Net operating expenses increased 17.3% or $3,892,000 during the nine months ended April 30, 2016, compared to the same period last year, primarily due to the additional costs of the DCi and TASCO operations and nine months of TCS operations in fiscal 2016, compared to seven months last year.

Net income was $448,000, or $0.03 per share, for the three months ended April 30, 2016, compared to $339,000, or $0.02 per share, for the same period last year. Net income for the nine months ended April 30, 2016 was $1,285,000, or $0.07 per share, compared to $703,000, or $0.05 per share, for the same period last year.

Cash provided by operations increased 20.6% to  $5,543,000 for the nine months ended April 30, 2016 compared to $4,595,000 for the same period last year, primarily as a result of revenue growth and operational efficiencies.

Revenue

The following table summarizes our product revenue and RR and non-recurring revenue (in thousands):

	Three months ended April 30					Nine months ended April 30
	2016	% of Total	2015	% of Total	% Change	2016	% of Total	2015	% of Total	% Change
Lead Generation and eCommerce Websites	$6,056	50.5%	$5,813	56.5%	4.2%	$17,800	50.2%	$16,351	55.4%	8.9%
eCatalog Services	4,475	37.3%	3,376	32.8%	32.6%	13,435	37.9%	10,300	34.9%	30.4%
Business Management Software	706	5.9%	602	5.9%	17.3%	2,382	6.7%	1,135	3.8%	109.9%
Digital Marketing Solutions	529	4.4%	325	3.2%	62.8%	1,266	3.6%	896	3.0%	41.3%
Other Revenue	218	1.8%	164	1.6%	32.9%	590	1.7%	849	2.9%	(30.5)%
Total revenue	$11,984	100.0%	$10,280	100.0%	16.6%	$35,473	100.0%	$29,531	100.0%	20.1%

Recurring revenue	11,053	92.2%	9,302	90.5%	18.8%	32,531	91.7%	26,655	90.3%	22.0%
Non-recurring revenue	931	7.8%	978	9.5%	(4.8)%	2,942	8.3%	2,876	9.7%	2.3%
Total revenue	$11,984	100.0%	$10,280	100.0%	16.6%	$35,473	100.0%	$29,531	100.0%	20.1%

Total revenue increased 16.6% to $11,984,000 and 20.1% to $35,473,000, for the three and nine months ended April 30, 2016, respectively, compared to the same periods last year. RR increased 18.8% to $11,053,000 and 22.0% to $32,531,000 for the three and nine months ended April 30, 2016, respectively, compared to the same periods last year. RR represented 91.7% of total revenue for the first nine months of fiscal 2016, versus 90.3% for the same period in fiscal 2015. We continue to focus on maintaining recurring revenue of over 90%.

Lead Generation and eCommerce Website Revenue

Our lead generation and eCommerce website solutions generate revenue from one-time setup and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees. Our lead generation and eCommerce website solutions are typically sold as one year, renewable contracts with monthly payment terms. We estimate that we currently host and maintain more than 7,000 websites for dealers in all of our vertical markets. Lead generation and eCommerce website solutions have become ARI’s largest source of revenue and accounted for 50.2% of total revenue during the nine months ended April 30, 2016. Lead generation and eCommerce revenue increased 4.2% to $6,056,000 for the three months ended April 30, 2016, compared to the same period last year as a result of organic growth. Lead generation and eCommerce revenue increased 8.9% to $17,800,000 for the nine months ended April 30, 2016, compared to the same period last year as a result of both organic growth and our acquisition of TCS in September 2014. We anticipate that our web platforms will continue to be one of the Company’s largest sources of revenue growth.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. eCatalog is our second largest source of revenue, representing 37.9% of total revenue during the nine months ended April 30, 2016. eCatalog revenue increased 32.6% to $4,475,000 during the three months ended April 30, 2016 and 30.4% to $13,435,000 during the nine months ended April 30, 2016, compared to the same periods last year, primarily due to our acquisition of DCi in July 2015. The catalog content provided in our eCatalog solutions helps to drive sales growth in our website and lead management solutions, as well as continuing to drive organic growth in other areas of the business.

Business Management Software

Business management software revenue is generated from perpetual one-time license and installation fees for our new business management software, along with recurring maintenance, support and hosting fees. These products were acquired as part of the TASCO and TCS acquisitions. Business management software revenue increased 17.3% from $602,000 for the three months ended April 30, 2015 to $706,000 for the same period this year. Business management software revenue more than doubled from $1,135,000 for the nine months ended April 30, 2015 to $2,382,000 for the same period this year. Revenue from business management software represented 6.7% of total revenue for the nine months ended April 30, 2016. The increase in business management software revenue is primarily a result of revenue from the newly acquired TASCO product in April 2015, as well as organic growth in the business management software segment acquired through TCS.

Digital Marketing Revenue

Revenues from our digital marketing solutions are generated from set-up fees and subscription fees for our search engine optimization, social media marketing and website enhancement tools. Total digital marketing revenue increased 62.8% to $529,000 and 41.3% to $1,266,000 during the three and nine months ended April 30, 2016, compared to the same periods last year. The increase was primarily due to a targeted digital marketing campaign we recently ran in ATW, as well as early success with our new Digital Marketing packages. We expect digital marketing revenue to continue to increase over the prior year as we continue to grow this business.

Other Revenue

We also offer a suite of complementary solutions, which include software and website customization services, perpetually licensed software and hosting services. Other revenue, which is primarily non-recurring in nature, increased 32.9% to $218,000 during the three months ended April 30, 2016, compared to the same period last year. Other revenue decreased 30.5% to $590,000 during the nine months ended April 30, 2016, compared to the same period last year. The decrease in other revenue is principally due to a large one-time professional service contract with one of our major manufacturers resulting in significant revenue during fiscal 2015.

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

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees. RR increased 18.8%, or $1,751,000 and 22.0% or $5,876,000 for the three and nine months ended April 30, 2016, respectively, compared to the same periods last year. The growth in RR was primarily attributable to both the addition of RR from our acquisitions of TCS, TASCO and DCi and organic growth. We expect RR to continue to grow over the prior year comparable periods for the remainder of fiscal 2016.

Non-recurring Revenue

Non-recurring revenue is generated from one-time perpetual license fees from our business management offerings, certain offerings within the Company’s digital marketing solutions, professional services related to software customization and data conversion, usage fees charged on our RR products, set-up fees and other complementary products and services. Total non-recurring revenue was $931,000 and $2,942,000 for the three and nine months ended April 30, 2016, respectively, versus $978,000 and $2,876,000 for the same periods last year. The fluctuations in non-recurring revenue are primarily due to the timing of non-recurring perpetual license revenue for our business management offerings.

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

The table below breaks out cost of revenue into each of these three categories (in thousands):

	Three months ended April 30					Nine months ended April 30
		% of		% of			% of		% of
	2016	Revenue	2015	Revenue	% Change	2016	Revenue	2015	Revenue	% Change
Net revenues	$11,984		$10,280		16.6%	$35,473		$29,531		20.1%
Cost of revenues:
Amortization of capitalized software costs	530	4.4%	458	4.5%	15.7%	1,570	4.4%	1,560	5.3%	0.6%
Direct labor	791	6.6%	613	6.0%	29.0%	2,059	5.8%	1,612	5.5%	27.7%
Other direct costs	1,013	8.5%	709	6.9%	42.9%	2,838	8.0%	2,219	7.5%	27.9%
Total cost of revenues	2,334	19.5%	1,780	17.3%	31.1%	6,467	18.2%	5,391	18.3%	20.0%
Gross profit	$9,650	80.5%	$8,500	82.7%	13.5%	$29,006	81.8%	$24,140	81.7%	20.2%

Gross profit was $9,650,000 or 80.5% of revenue for the three months ended April 30, 2016, compared to $8,500,000 or 82.7% of revenue for the same period last year. Amortization of capitalized software costs as a percentage of revenue decreased for the three and nine months ended April 30, 2016, compared to the same periods last year, primarily due to revenue increasing at a faster rate than software amortization costs. Direct labor costs as a percentage of revenue increased for the three and nine months ended April 30, 2016, compared to the same periods last year primarily due to: (i) an increase in our digital marketing revenue, which has higher direct costs than our other products; (ii) an increase in website implementations; and (iii) the migration of customer websites in an effort to consolidate our customers to the product most suited to their industry and consolidate our website platforms, which is not a recurring cost. Other direct costs as a percentage of revenue increased for the three and nine months ended April 30, 2016, compared to the same period last year,  primarily due to increased third party costs associated with our digital marketing offerings, increases in third party labor related to professional services, and fees paid to outside contractors for assistance with the website migrations. The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

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

The following table summarizes our operating expenses by expense category (in thousands):

	Three months ended April 30					Nine months ended April 30
		% of		% of	%		% of		% of	%
	2016	Revenue	2015	Revenue	Change	2016	Revenue	2015	Revenue	Change
Sales and marketing	$2,801	23.4%	$2,718	26.4%	3.1%	$8,314	23.4%	$7,928	26.8%	4.9%
Customer operations and support	2,374	19.8%	1,831	17.8%	29.7%	7,248	20.4%	5,392	18.3%	34.4%
Software development and technical support	1,221	10.2%	1,102	10.7%	10.8%	3,795	10.7%	3,046	10.3%	24.6%
General and administrative	1,732	14.5%	1,709	16.6%	1.3%	5,247	14.8%	4,901	16.6%	7.1%
Depreciation and amortization (1)	601	5.0%	465	4.5%	29.2%	1,800	5.1%	1,245	4.2%	44.6%
Net operating expenses	$8,729	72.8%	$7,825	76.1%	11.6%	$26,404	74.4%	$22,512	76.2%	17.3%

(1)	Exclusive of amortization of software products of $531, $458, $1,571 and $1,560 for the three and nine months ended April 30, 2016 and 2015, respectively, which are included in cost of revenue.

Net operating expenses increased 11.6% or $904,000 and 17.3% or $3,892,000 for the three and nine months ended April 30, 2016, respectively, compared to the same period last year. The Company acquired the net assets of TCS in September 2014, TASCO in April 2015 and DCi in July 2015. The increase in net operating expenses was primarily due to the operating costs of these acquisitions during the first nine months of fiscal 2016, while there were no operating costs for TASCO and DCi, and only seven months of TCS operations during the same period in fiscal 2015. Net operating expenses as a percentage of revenue decreased from 76.2% for the nine months ended April 30, 2015 to 74.4% for the same period this year. Management expects net operating expenses to continue to decline as a percentage of total revenue to the extent the Company continues to make progress in its integration of the TCS, TASCO and DCi operations and, to the extent the Company can leverage growth in its core RR products, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 3.1%, or $83,000 and 4.9% or $386,000 during the three and nine months ended April 30, 2016, respectively, compared to the same periods last year. The increase was primarily a result of the expenses associated with the TCS and DCi operations. Sales and marketing expense as a percentage of revenue decreased from 26.8% of revenue for the nine months ended April 30, 2015 to 23.4% for the same period in fiscal 2016. This decrease is due to the growth in our RR base, which requires much less resources to renew. Management expects sales and marketing expense as a percentage of revenue to fluctuate quarter to quarter, based upon the timing of the Company’s marketing events and trade show schedule and its decision to add additional sales and marketing resources to drive organic revenue growth.

Customer Operations and Support

Customer operations and support expense increased 29.7% or $543,000 and 34.4%, or $1,856,000, during the three and nine months ended April 30, 2016, respectively, compared to the same periods last year. The increase was primarily a result of the expense associated with the TCS, TASCO and DCi operations. Customer operations and support expense as a percentage of revenue increased from 18.3% of revenue for the nine months ended April 30, 2015 to 20.4% during the nine months ended April 30, 2016. The customer operations and support functions of an acquired business typically take longer to fully integrate due to merging software platforms, help desks and customer hosting systems in order to operate more efficiently. Management expects customer operations and support expenses to continue to increase during fiscal 2016, compared to the prior year, due to the additional costs associated with the acquisitions, but to decline as a percentage of revenue over time, as we continue to integrate these areas into our operations, while RR continues to grow.

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

Software development and technical support costs increased 10.8%, or $119,000, during the three months ended April 30, 2016 versus the same period last year and 24.6%, or $749,000, during the nine months ended April 30, 2016 versus the same period last year. The increase was primarily a result of the additional development staff associated with the TCS acquisition and additional capacity related to the Company’s continued focus on developing features and enhancement to reduce churn.

During the three and nine months ended April 30, 2016, we capitalized $370,000 and $928,000, respectively, of software development labor, overhead and interest expense, versus $248,000 and $761,000 during the same periods last year. In addition to internal capitalized software costs, we had outsourced capitalized development costs of $113,000 and $382,000 during the three and nine months ended April 30, 2016, respectively, and $32,000 and $234,000 during the same periods last year. During the three and nine months ended April 30, 2016, we devoted resources to several new enhancements of our website and eCatalog products.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period to period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 1.3%, or $23,000, and 7.1%, or $346,000, during the three and nine months ended April 30, 2016, respectively, compared to the same periods last year. The increase was primarily a result of the additional headcount from the TCS and DCi acquisitions. General and administrative expense as a percentage of revenue decreased from 16.6% of revenue for the nine months ended April 30, 2015 to 14.8% for the same period in fiscal 2016. Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business, although additional acquisitions or other transactions could result in elevated general and administrative expense in future periods.

Other Income and Expense

The table below summarizes the components of other income and expenses (in thousands):

	Three months ended April 30			Nine months ended April 30
	2016	2015	% Change	2016	2015	% Change
Interest expense	$(118)	$(123)	(4.1)%	$(350)	$(352)	(0.6)%
Other, net	13	30	(56.7)%	5	33	(84.8)%
Total other income (expense)	$(105)	$(93)	12.9%	$(345)	$(319)	8.2%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and imputed interest on contingent liabilities. Interest and other expense increased 12.9% or $12,000, and 8.2% or $26,000 during the three and nine months ended April 30, 2016, respectively, compared to the same periods last year, primarily as a result of additional debt obligations and contingent liabilities to partially fund the TCS and DCi acquisitions.

Income Taxes

The Company has net deferred tax assets of $4,630,000 as of April 30, 2016, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets. Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $368,000 and $972,000 during the three and nine months ended April 30, 2016, respectively, compared to $243,000 and $606,000 during the same periods last year. We paid income taxes of $45,000 and $25,000 during the nine months ended April 30, 2016 and 2015, respectively, primarily related to statutory alternative minimum taxes. Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our Netherlands operation. We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at April 30, 2016 and 2015.

Adjusted EBITDA

EBITDA is calculated as net income adjusted to exclude interest, amortization, depreciation and income tax expense. Adjusted EBITDA further eliminates non-cash, stock-based compensation expense. Management believes Adjusted EBITDA is helpful in understanding period-over-period operating results separate and apart from non-operating expenses and expenses pertaining to prior period investing activities, particularly given the Company’s significant investments in capitalized software and its continuing efforts in completing acquisitions, which typically result in significant non-cash depreciation and amortization expense in subsequent periods. However, Adjusted EBITDA has significant limitations as an analytical tool and should only be used cautiously in addition to, and never as a substitute for, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles and may not necessarily be comparable to similarly titled measures of other companies.

The table below presents the reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Three months ended April 30		Nine months ended April 30
	2016	2015	2016	2015
Net income (loss)	$448	$339	$1,285	$703
Interest	118	123	350	352
Amortization included in cost of sales	531	458	1,571	1,560
Depreciation and amortization	601	465	1,800	1,245
Loss on impairment of long-lived assets	-	-	-	-
Income taxes	368	243	972	606
EBITDA	$2,066	$1,628	$5,978	$4,466
Stock-based compensation expense	113	95	316	305
Adjusted EBITDA	$2,179	$1,723	$6,294	$4,771

Revenue	$11,984	$10,280	$35,473	$29,531
Adjusted EBITDA as a % of revenue	18.2%	16.8%	17.7%	16.2%

Adjusted EBITDA increased 26.5%, from $1,723,000 during the third quarter of fiscal 2015, to $2,179,000 during the third quarter of fiscal 2016. Adjusted EBITDA increased 31.9%, from $4,771,000 during the nine months ended April 30, 2015, to $6,294,000 during the same period this year. Adjusted EBITDA as a percentage of revenue increased from 16.2% during the nine months ended April 30, 2015, to 17.7% during the same period this year. The increase was primarily due to the improvement in operating income. Management expects adjusted EBITDA as a percentage of revenue to increase during fiscal 2016, versus fiscal 2015, to the extent earnings continue to increase as a result of RR growth and as the Company recognizes a full year of earnings related to its recent acquisitions and an increase in the add back for depreciation and amortization expense.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements (in thousands):

	Nine months ended April 30
	2016	2015	Change
Net cash provided by operating activities	$5,543	$4,595	$948
Net cash used in investing activities	(2,372)	(7,558)	5,186
Net cash provided by (used in) financing activities	(1,011)	3,339	(4,350)
Effect of foreign currency exchange rate changes on cash	(4)	(23)	19
Net change in cash	$2,156	$353	$1,803
Cash at end of period	$4,440	$2,161	$2,279

We generated $2,156,000 of net cash during the nine months ended April 30, 2016, compared to $353,000 during the same period last year. We generated net cash from operating activities of $5,543,000 during the nine months ended April 30, 2016 compared to $4,595,000 during the same period last year. This increase in cash generated from operations was primarily due to increased pre-tax profitability.

Cash used in investing activities decreased $5,186,000 for the nine months ended April 30, 2016, compared to the same period last year, primarily due to the businesses we acquired in fiscal 2015. We paid cash of $505,000 for contingent liabilities related to our acquisitions, capitalized $1,310,000 of software development costs, and acquired technology equipment of $557,000 during the nine months ended April 30, 2016. We paid cash of $5,950,000 as consideration for the TCS and TASCO acquisitions, paid $250,000 for contingent liabilities, capitalized $1,000,000 of software development costs, acquired technology equipment of $469,000, and received $111,000 from an earn-out receivable during the nine months ended April 30, 2015. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash used in financing activities was $1,011,000 during the nine months ended April 30, 2016, primarily to pay down the SVB note, the TCS notes and our capital lease obligations. Net cash provided from financing activities was $3,339,000 during the nine months ended April 30, 2015, as the Company increased its senior debt, as described below, by $3,000,000 to partially fund the TCS acquisition in September 2014.

Management believes that current cash balances and its ability to generate cash from operations are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Debt

The Company has a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of September 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019. In addition to this, the Company has issued several promissory notes in connection with its acquisitions. See Note 3 to the consolidated financial statements for further details. The following table summarizes the Company’s outstanding debt obligations as of April 30, 2016 (in thousands):

	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2016	$151	$234	$—	$385
2017	832	965	620	2,417
2018	1,134	1,014	645	2,793
2019	1,211	261	671	2,143
2020	1,815	—	—	1,815
	$5,143	$2,474	$1,936	$9,553

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business. No material legal proceedings to which the Company is a party exist at April 30, 2016.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June, 2016.

ARI NETWORK SERVICES, INC.

(Registrant)

By:	/s/ Roy W. Olivier_
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ William A. Nurthen _
William A. Nurthen
Vice President of Finance and Chief Financial Officer