Form 10-K
period 2016-07-31
ARI NETWORK SERVICES INC /WI
filed 2016-10-28
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on January 31, 2016 as reported on the NASDAQ Capital Market,  was $59,000,000.

As of October 20, 2016, there were 17,446,816  shares of the registrant’s shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of July 31, 2016 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

ARI Network Services, Inc.

FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 31, 2016

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,”  “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified below under “Item 1A. Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1.  Business

Overview

ARI Network Services, Inc. offers an award-winning suite of Lead Generation and eCommerce Websites, eCatalog Solutions, Business Management Systems and Digital Marketing Services that help dealers, equipment manufacturers and distributors in select vertical markets Sell More Stuff!™ – online and in-store. Our innovative products are powered by a proprietary library of enriched electronic product content including OEM parts, aftermarket parts, garments and accessories (PG&A) and whole goods from more than 1,800 manufacturers. Business is complicated, but we believe our customers’ technology tools don’t have to be. We remove the complexity of selling and servicing new and used whole goods inventory and PG&A. More than 23,500 equipment dealers, distributors and manufacturers worldwide leverage our solutions to Sell More Stuff!™

We go to market under the “ARI Network Services, Inc.” brand name in the powersports, outdoor power equipment (OPE), marine, home medical equipment (HME), recreational vehicles (RV) and appliance industries. We service customers in the automotive tire and wheel aftermarket (ATW) under the “TCS Technologies, an ARI Company” brand name; and we service the automotive aftermarket parts and service (AAPS) market under the “DCi, an ARI Company” brand name.

We were incorporated in Wisconsin in 1981. Our principal executive office and headquarters is located in Milwaukee, Wisconsin.  The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com. ARI also maintains operations in Cypress, California; Floyds Knobs, Indiana; Des Moines, Iowa; Duluth, Minnesota; Wexford, Pennsylvania; Cookeville, Tennessee; Salt Lake City, Utah; Leiden, The Netherlands and Gurgaon, India.

Our Solutions

Our primary solutions include: (i) Lead Generation and eCommerce Websites, giving dealers and wholesalers an online presence optimized for today’s digital path to purchase and serving as a platform to drive in-bound lead generation and eCommerce sales; (ii) eCatalogs, offering access to our proprietary library of enriched electronic product content via a suite of SaaS and DaaS solutions to enable the sale of whole goods inventory and PG&A; (iii) Business Management  Software designed to streamline every aspect of a dealer’s operation, drive profitability and allow them to provide better customer service; and (iv) Digital Marketing Services designed to generate leads and drive traffic both to the dealer’s website and brick-and-mortar location.

Our solutions also improve our dealers’ overall customer satisfaction through a highly efficient and accurate data lookup experience at the parts counter and a quicker response time to online inquiries, both of which serve to significantly improve a customer’s overall experience with the dealer.

Our solutions are sold through our internal sales force and are composed primarily of recurring licenses and subscriptions and, in the case of business management software, perpetual licenses and maintenance contracts. Customers typically sign annual, auto-renewing contracts. Today, more than 90% of our revenues are recurring.

Lead Generation and eCommerce Websites

Our online solutions are tailored to each of the vertical markets we serve and are tightly integrated with our proprietary library of enriched electronic product content for major unit inventory and PG&A. Our website platform development teams continually innovate our platforms to keep up with the ever-evolving demands of our customers, online shoppers and search engines to ensure we can provide dealers with websites that perform well in search and convert online visits into leads, eCommerce sales and in-store visits. We offer a full menu of website add-ons, including a mobile inventory management application, third-party inventory integrations and business management integrations. Our lead generation tools are designed to efficiently manage and nurture leads through email campaigns, automated responses, sales team reminders and other lead generating activities, increasing conversion rates and ultimately revenues for our customers.

Lead Generation and eCommerce Websites are sold through our internal sales teams, which are aligned by vertical market. The sales process typically includes a live demo of the site and may include a free trial period (we refer to these as “test drives”). We typically charge monthly recurring subscription fees, and may charge a one-time set up fee to develop a new dealer website, as well as variable transaction fees. Our website solutions are typically sold under one-year, renewable contracts with monthly payment terms. We estimate that as of July 31, 2016, we host and maintain more than 7,500 websites for dealers across all of our vertical markets.

eCatalog Platform Solutions

Our eCatalog solutions offer access to our proprietary library of enriched electronic product content via a suite of SaaS and DaaS solutions including dealer-facing manufacturer parts lookup portals and parts counter solutions; consumer-facing online parts lookup; and DaaS subscription access to our content library all designed to enable the sale of whole goods inventory and PG&A.

Our eCatalog solutions are sold through our dedicated internal sales team. Fees charged for the use of our eCatalog products include a recurring license fee, subscription fees for subscribed catalogs and, in some cases, page view fees.

Business Management Software

Our business management software solutions are designed to streamline every aspect of a dealer’s operations to allow them to provide improved customer service. These products are sold through our dedicated internal sales team, and fees charged include perpetual one-time license or installation fees, maintenance and support fees, as well as hosting fees for our SaaS version. These solutions are currently only offered in the ATW aftermarket under the “TCS Technologies, an ARI Company” brand name.

Digital Marketing Services

ARI complements our suite of data-driven SaaS and DaaS solutions with digital marketing services that deliver the engaging experiences that today’s consumers expect, as well as meet the demands of leading search engines like Google. ARI’s Digital Marketing Services include search engine optimization, email marketing, search engine marketing (PPC), online reputation management and online directory management to help dealers drive more online leads, eCommerce sales and in-store traffic. Digital marketing services are sold through our dedicated internal sales team.

Other Solutions

We also offer a suite of complementary solutions, which include software, website customization, professional services and hosting services.

Our Growth Strategy

ARI’s goal is to become the leading provider of SaaS and DaaS solutions and complementary services that help our customers efficiently and effectively sell more major units, replacement parts, accessories and service – in other words, Sell More Stuff!™ Our continued goal is to grow revenues at a double-digit rate and to grow earnings through scalability. We intend to accomplish this goal by delivering our solutions to dealers, distributors, manufacturers, service providers and consumers in selected vertical markets where the finished goods are complex equipment requiring service and which are primarily sold and serviced through an independent dealer channel which typically carries multiple brands. We believe this strategy will drive increased value to our shareholders, employees and customers.

We also believe that the execution of the following strategic pillars will enable us to achieve the growth and profitability needed to drive long-term sustainable value for our shareholders:

•	drive organic growth through expanded service offerings to grow both our subscriber customer base and our average revenue per dealer;
•	differentiate our content;
•	enter new markets;
•	expand geographically;
•	nurture and retain existing customers through world-class customer service and value-added product feature updates;
•	lead the market with open integration to related platforms; and
•	successfully execute acquisitions that align with our core strategy.

These strategic foundations are primarily centered on enhancing the value proposition to our customers, which will lead to additional revenues through pricing actions, product and feature upsells, reduced customer churn rates, and expansion by leveraging our core competencies in new complementary markets. Each of these strategic pillars is a long-term foundation for the Company’s growth; within each we have established near-term goals, as discussed below.

Drive organic growth through expanded service offerings to grow both our subscriber customer base and our average revenue per dealer.

As a subscription-based, recurring revenue (RR) business, the most important drivers of future growth are nurturing and defending our customer base; developing and selling additional products to our existing customer base; and acquiring new customers. We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance fees, support fees and hosting fees. We define churn as the percentage of RR that does not renew. RR increased 20.4%, or $7,428,000 to 92.1% of total revenue for the year ended July 31, 2016, compared to the same period last year. To experience further growth in RR, we will continue to develop and deploy innovative new solutions. We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products. The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our subscriber base of dealers and our average revenue per dealer (ARPD), an important measure for a subscription-based business. We have recently developed a number of new features, upgrades and products, including the following:

Lead Generation and eCommerce Website Platforms

o

Vertical Market Expansion – We have tailored the ARI website platform to address the unique needs of the RV market.  Supporting the release of our platform in this market, we are completing an integration with Sys2K™, a leading provider of dealer management software for RV dealers and manufacturers.   The DMS provider has additionally named ARI as its preferred website partner.

o

Expanded and Improved Lead Forms – We have added two new lead generation capabilities for powersports, OPE, marine and RV dealers to help consumers request a quote for trade-ins and schedule unit test drives. We have additionally refined all core lead generation workflows to increase conversions, resulting in more than a 40% average increase in lead conversion rates.

o

Dealer Management System Integrations – We have developed advanced proprietary integration capabilities with the leading providers for Dealer Management Software in the powersports, marine, OPE and RV markets.

o

Major Unit Shopping Tools and eCommerce Functionality – We expanded the options available to help consumers shop for major unit inventory, including automatically providing notifications of new in-stock inventory matching their search criteria and the ability to purchase units online via eCommerce checkout.

o

Point of Sale Integration – We developed an integration between our TCS-branded ATW website platform and Tire Works HD Wholesale, the point of sale offering that joined ARI’s product portfolio as part of the April 2015 acquisition of TASCO Corporation. This integration enables two-way, real-time quantity, pricing and ordering updates between the system and a user’s website.

o

Wheel Visualizer Integration – We developed an integration with a leading wheel visualizer application to enable the technology on our tire and wheel dealer websites, increasing the value of the toolset we offer to dealers in this marketplace.

o

Product Features and Benefits Marketing – We have added real-time updates on feature and benefit product content from tire manufacturers to our business-to-business platform. This allows an end user of the site to see all the available manufacturer information about the tire, not just the technical specs. This is important to dealers and end users as it is one more reason for them to stay on a dealer’s site and not visit another site for this information.

o

Price and Quote Calculator Enhancement – We released an updated version of our pricing calculator for business-to-consumer sites in the tire and wheel industry. The updated tool allows our customers to offer more diverse upsell options to their customers.

eCatalog Platforms

o

Data Manager® Development – We continued development and launched customer Alpha testing of the next generation of Data Manager®, our OEM parts product information management software. This next-generation platform is designed to reduce OEM publishing costs and time to market through real-time publishing, ensuring end users have access to the most accurate and rich part and service content across ARI’s software ecosystem.

o

AccessorySmart® Development – We developed an enhanced integration with CDK’s Lightspeed Business Management Software in support of a collaborative sales and marketing program with this leading powersports industry software provider.

Business Management Software

o

MyCARFAX Reseller Agreement – This agreement gives the Company’s tire and wheel dealers the ability create myCARFAX accounts for their customers. When a dealership enrolls its customers, the dealership is set to the customer’s favorite shop within their myCARFAX app. The app’s alerts and reminders will automatically include a reference to the customer’s favorite shop to help drive repeat business and customer loyalty. Dealers receive the additional benefit of gaining access to vehicle recall information and recent service history from inside TCS’ Tire Power™ business management system.

o

My Car Care Rewards Integration – The integration of My Car Care Rewards (MCCR) with Tire Power allows tire and wheel dealers to register a customer for the MCCR loyalty program and apply the program’s bonuses, promotions and bonus discount points to the customer's invoice via a web service.

o

SMS Service/Customer Notes Feature Enhancements –  Tire Power now gives tire and wheel dealers multiple ways to communicate with and record information about their customers in addition to the ability to view and/or print these communication records.

o

Tire Pros Branded User Interface –  The Company has developed a Tire Pros branded instance of Tire Power.  The software features a user interface that’s been branded with Tire Pros graphics to give Tire Pros Network dealers a fully branded software experience.

o

Michelin Interface – Tire Works HD™ now supports Michelin National Account transactions, including end-to-end submission processing via Michelin’s Bibnet portal.  TireWorks HD users can also view available inventory from Michelin and place tire orders electronically.

o	Support for Wheels – TireWorks HD added support for wheel inventory, including wheel specifications and wheel images. This is vital information that helps the dealer Sell More Stuff!™

o

System Alert Feature Upgrade – TireWorks HD now allows its users to send their dealer networks alerts for specials announcements and promotions.  Users can additionally share links to other resources, including manufacturer rebates.

o

Reason For Repair – TireWorks HD now helps the user collect important regulatory and liability information with regards to Reason For Repair.  This new feature allows users to collect repair information that is consistent with MAP (Motorist Assurance Program) standards.

Digital Marketing Services

º

New Digital Marketing Services Packages – We developed and launched innovative, new Digital Marketing Services packages, which offer dealers a curated blend of services targeted for unique customer segments that increase online and in-store traffic and drive sales opportunities. The new solutions recently earned two prestigious industry awards.

These product enhancements are designed to automate and enhance the marketing, sales and servicing activities for our customers in order to help them sell and service more parts, garments, accessories and whole goods.

Differentiate our content.

We believe we have the largest library of replacement part, major unit, and PG&A content in the vertical markets we serve. However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire. We strive to deliver more value to our customers through the enrichment of our content and during fiscal 2016 have made the following enhancements:

o

New Market Product Information –  We completed the addition of RV major unit information and floorplans encompassing all major RV manufacturers in support of the entry of the ARI dealer website platform into the RV market.

o	Domestic and International Catalog Expansion – We’ve continued securing new manufacturer catalogs in both the domestic and international markets.
o	PG&A Content Addition and Expansion – We’ve released two new powersports catalogs, adding more than 35,000 new products available to the market.

Enter new markets.

ARI currently maintains a significant share in our core vertical markets of OPE, powersports, marine, RV and appliances. Accordingly, we anticipate low single-digit growth in these markets. ARI maintains a lower share in our growth vertical markets of HME, ATW and AAPS. Accordingly, we anticipate double-digit growth in these markets. As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to maintaining high single digit to low double digit organic growth rates. ARI currently has more than 3,000 dealer websites in the ATW market. We estimate that the total addressable market includes approximately 18,000 dealers. Further, the broader AAPS market, which we entered via our acquisition of DCi, comprises nearly 80,000 independent service providers, more than all of our other markets combined. We intend to continue to invest heavily in this growth market, including seeking opportunities to leverage our products and services in the broader AAPS. We are one of the first website providers to service the HME market. We estimate that this market comprises nearly 25,000 service providers and believe the market to be in the early stages of eCommerce adoption.

Expand geographically.

Although we maintain relationships with dealers throughout the world, we have low penetration into international markets. Growing our international business will require us to secure and publish electronic content from manufacturers outside the U.S. and make changes to our existing product suite that will allow us to rapidly deploy these products in a scalable and efficient manner without the need to have “boots on the ground” in those countries.  During fiscal 2015 and 2016, we added 15 new catalog content offerings in the international outdoor power equipment market. In September 2016, we hired a general manager in the Netherlands intended to expand our European presence.

Nurture and retain existing customers through world-class customer service and value-added product feature updates.

In order to achieve sustained double-digit organic growth, we not only need to execute the growth strategies described above, we must also retain our existing customers. In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer. Accordingly, customer churn is an important metric we track and manage. We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations. In fiscal 2016, we experienced a slight decrease in customer churn from 15.5% in fiscal 2015 to 15.4%. We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

Lead the market with open integration to related platforms.

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (DMS) in order to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry. We currently have integration capabilities with over 90 DMS (we refer to these relationships as “Compass Partners”), and we continue to seek other strategic alliances that can be integrated with our product and service offerings.

Successfully execute acquisitions that align with our core strategy.

Since 1995, we have had a formal corporate development program aimed at identifying, evaluating and closing acquisitions that align with our strategy. We focus on vertically-oriented markets with a large base of independent, multi-line dealers that sell and service complex equipment. Our strategy is to acquire companies that allow us to do one or more of the following: (i) expand our market share in existing verticals; (ii) expand into new markets that fit our desired profile; (iii) provide us with complementary products which can be cross-sold to our existing customer base; (iv) provide opportunities to cross-sell our existing products; and (v) can be integrated into our operations, thereby creating cost-saving synergies.

From the program’s inception through the end of fiscal 2016, we have closed 16 acquisitions. A summary of some of our most recent acquisitions is as follows:

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

During fiscal 2015, we completed the following three acquisitions aligned with our acquisition strategy:

•

Our acquisition of Tire Company Solutions, LLC (“TCS”) not only cemented our position as one of the largest suppliers of eCommerce solutions in the ATW market, but also added a new business management software product to the Company’s product suite for retailers, wholesalers and retreaders in the ATW and AAPS markets.

•

Our acquisition of TASCO Corporation (“TASCO”) has extended our position as a business management system leader in the ATW market, including the addition of business management software dedicated to solving the unique needs of large, multi-location franchised businesses.

•

Our acquisition of Direct Communications Inc. (“DCi”) accelerated our entry into the AAPS market. DCi is a leading provider of differentiated product content and electronic parts catalog software serving manufacturers, distributors, jobbers and independent retailers in the AAPS.

Our Competitive Strengths

Market Leader in Core Verticals

We believe that we are one of the leaders in each of our core vertical markets. More than 23,500 equipment dealers, distributors and manufacturers worldwide leverage our web and eCatalog platforms, allowing us to cost effectively leverage our proprietary library of enriched electronic product content into a large and diversified customer base and to launch new product enhancements and technology-enabled solutions into the vertical markets we serve.

Breadth and Depth of Published Content

The breadth and depth of our content library, as well as our ability to enhance and efficiently publish manufacturers’ data as it becomes available, provides ARI with a critical competitive advantage and represents a high barrier to entry for potential new competitors. Our content library enables multi-line dealers to easily access catalog content for multiple manufacturers using a single software platform. This advantage, which saves our customers significant time, provides "stickiness" for our catalog customer base which allows us to efficiently and cost effectively nurture our existing customers while devoting resources to develop new products and services, enabling us to grow our overall dealer subscriber base as well as ARPD.

Recurring Revenue Model

During fiscal 2016, more than 90% of our revenue was subscription-based and RR. The majority of our customers are on contracts of 12 months or longer, and these contracts typically auto-renew for additional 12-month terms. This provides us with advanced visibility into our future revenues and opportunities to sell additional services to our customers. Our RR model also emphasizes the importance of maintaining a low rate of customer churn, one of the key financial drivers of any SaaS business. We closely monitor customer churn via end-of-service surveys, so we can take action on the churn drivers within our control in order to reduce churn rates in the future.

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

Suite of Products Covers Entire Sales and Service Cycle

Our suite of dealer products and services enhance our customers' front office operations by covering the entire sales cycle from lead generation and lead management to eCommerce sales of whole goods and PG&A to billing and collections. Additionally, our eCatalog products, website service scheduling features and customer relationship management functionality in our business management systems allow dealers to efficiently service and repair their customer’s existing equipment to build their customer’s lifetime value.

We believe that our competitive advantages will enable us to compete effectively and sustainably in our vertical markets, although given the current pace of technological change, it is possible that as yet unidentified competitors could emerge; existing competitors could merge and/or obtain additional capital, thereby making them more formidable; or new technologies could come on-stream and potentially threaten our position.

Our Markets and the Challenges We Face

Competition for our products and services varies by product and by vertical market. We believe that no single competitor today offers a product and service portfolio that competes against all of our offerings in any of our vertical markets.

In the eCatalogs product category, we compete primarily with Snap-on Business Solutions which designs and delivers eCatalogs, accessory sales tools and manufacturer network development services primarily to the automotive, powersports and OPE markets. In addition, there are a variety of smaller eCatalog companies, each focused on one to two vertical markets.

In the lead management, dealer websites and eCommerce product category, our primary competitors in powersports and marine are Dealer Spike and PowerSports Network, owned by Dominion Enterprises. We also compete with Net Driven in the ATW market. Competition for our website development services also comes from dealers’ in-house information technology groups that may prefer to build their own web-based proprietary systems, rather than utilizing our proven industry solutions.

There are also large, general market eCommerce companies, such as IBM, which offer products and services that could address some of our customers’ needs. These general eCommerce companies do not typically compete with us directly, but they could in the future.

We believe we maintain a competitive advantage in our core vertical markets given the breadth and integration of our published catalog content into our eCatalog and website products.

Several of the markets we serve, including powersports, marine and RV, are closely aligned with the state of the economy, given the luxury nature of the products in those verticals. Our customer churn rates have shown improvement in these markets over the past several fiscal years. However, future economic downturns could have a significant adverse impact on our business, as a downturn could lead to an increase in customer churn in these markets due to manufacturer bankruptcies, dealer closures and extreme cost reduction measures by our dealer customers. It is also important to note that the effects of a difficult economic environment may be somewhat softened, relative to other product and service providers to the markets, by the consumers' willingness in a down economy to repair existing equipment rather than purchase new equipment. This serves to amplify the importance of our published OEM replacement parts and PG&A content provided to customers via our eCatalog products and our dealer websites.

Intellectual Property

We rely on various intellectual property laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties, and we control access to software, documentation and other proprietary information. We have numerous registered trademarks in the U.S. and Europe.

Employees

As of July 31, 2016, we had 405 full-time equivalent employees (FTEs) and a total of 415 employees. Of these FTEs, 194 are involved in customer operations and support; 115 are in sales and marketing; 66 are engaged in maintaining or developing software and providing software customization services; and 30 are involved in general and administrative functions. None of these employees are represented by a union.

Fiscal Year

ARI’s fiscal year ends on July 31st. Any references throughout this document to “2016” or “fiscal 2016” and “2015” or “fiscal 2015” refer to the fiscal years ended July 31, 2016, and July 31, 2015, respectively.

Executive Team

The table below sets forth the names of ARI’s executive team as of October 21, 2016.  The executives serve at the discretion of the Board of Directors.

Name	Age	Capacity Served
Roy W. Olivier	57	President, Chief Executive Officer and Director
William A. Nurthen	43	Vice President of Finance, Chief Financial Officer, Secretary and Treasurer
Robert A. Ostermann	37	Chief Technology Officer
Bradley J. Smith	34	Vice President, Product Management
Robert A. Jones	45	Vice President, Sales

Roy W. Olivier

Olivier was appointed President and Chief Executive Officer of the Company in May 2008, after having served in the capacity of Vice President of Global Sales and Marketing of the Company since September 2006. Prior to joining ARI in 2006, Olivier was a consultant to start-up, small- and medium-sized businesses. Prior to that, he served as Vice President of Sales and Marketing for ProQuest Media Solutions, a business he founded in 1993 and sold to ProQuest in 2000. Olivier previously held various sales and marketing executive and managerial positions with several other companies in the telecommunications and computer industries, including Multicom Publishing Inc., Tandy Corporation, BusinessLand and PacTel.

William A. Nurthen

Nurthen was appointed Vice President of Finance and Chief Financial Officer of ARI in November 2013 when he joined the Company. Nurthen also serves as Treasurer and Corporate Secretary. Prior to joining ARI, Nurthen served as CFO of Cabrera Capital Markets, LLC, an investment banking firm from 2011 to 2013. Prior to that, he served in a variety of high-level financial leadership positions including CFO of bioLytical Laboratories from 2008 to 2011. From 1999 to 2007, Nurthen served in various financial roles at Inforte Corp., a NASDAQ company, including Vice President of Finance and CFO.  From 1997 to 1999, Nurthen worked in various financial operations roles at Platinum Technology International, Inc., a software and consulting company. Nurthen earned his B.A. from The University of Notre Dame in 1995 and his MBA from The Kellogg School of Management at Northwestern University in 2002.

Robert A. Ostermann

Ostermann was appointed Chief Technology Officer of ARI in August 2012 after having served as Executive Director of Technology since November 2011.  Prior to that, he served as Director of Product Engineering since joining the Company in June 2008. Before joining ARI, Ostermann served in various technology management and development roles at Parcel Pro Inc. in Torrance, California, and The California Breath Clinics in Los Angeles, California from 2003 to 2008. Prior to that, he was lead developer at OC-Net, Inc., a company ARI acquired in January 2008, in Cypress, California. Ostermann earned a B.S. in Business Administration, Computer Information Systems from California State University.

Bradley J. Smith

Smith was appointed Vice President of Product Management in February 2014, leading the Company’s innovative product strategy. Smith previously served as Director of Product Management, and prior to that, served in various web development positions since joining the Company in July 2007. Before to joining ARI, Smith served in the U.S. Army from 2000 to 2006. Smith earned a double B.A. in Web/Technology Development and Spanish from the University of Wisconsin-Stevens Point in 2007 and an MBA from the University of Wisconsin-Eau Claire in 2012.

Robert A. Jones

Jones was appointed Vice President of Sales in August 2014, after having served as Director of Sales since November 2013 when he joined the Company. Prior to joining ARI, Jones served as Director of Retail Sales at 50 Below Sales and Marketing, Inc., from February 2010 to November 2013. Prior to that, Jones spent 25 years in the hospitality industry.

Available Information

You can obtain copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC and all amendments to these filings free of charge on our investor relations website at investor.arinet.com as soon as reasonably practical following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting us at our office address listed above.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones the Company faces. Other events that we do not currently anticipate or that we do not currently deem to be material also affect our results of operations and financial condition.

Continued uncertain economic conditions or reduced investments in technology spending may negatively impact our business.

Our business depends on the overall demand for technology services spending and on the economic health and general willingness of our current and prospective customers to make capital and expense commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be adversely affected. Our customers sell capital goods, some of which are considered luxury in nature, which are highly dependent on the disposable income of end consumers. Weak or volatile economic conditions or a reduction in consumer spending may weaken our customers’ demand for eCatalogs, lead management and eCommerce websites, business management software, digital marketing services and other technology-enabled services or their general information technology spending, which would likely harm our business and operating results in a number of ways, including longer sales cycles, potential lower prices for our services, reduced sales and increased churn.

We may become liable to our customers and lose customers if we have defects or disruptions in our service or if we provide poor service.

Because we deliver some of our technology as a service, errors or defects in the software applications underlying our services or a failure of our hosting infrastructure may make our services, in particular our eCommerce services, unavailable to our customers. Since our customers use our eCommerce services to facilitate their sales, any errors, defects, disruptions in service or other performance problems with our services, whether in connection with the day-to-day operation of our services, upgrades or otherwise, could damage our customers’ businesses.

Despite the implementation of security measures, the core of our network infrastructure is vulnerable to unauthorized access, computer viruses, equipment failure and other disruptive problems including the following:

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

•	we may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information;
•

we may experience a denial-of-service (“DoS”) attack in an attempt to make our network unavailable to our customers, typically accomplished by flooding the targeted network with superfluous requests in an attempt to overload systems and prevent some or all legitimate requests from being fulfilled;

•	there may be a systemic failure of Internet communications, leading to claims associated with the general unavailability of some of our products; or

•	eliminating computer viruses and alleviating other security or technical problems may require interruptions, delays or cessation of service to our customers.

If we have any errors, defects, disruptions in service or other performance problems with our services, customers could elect not to renew, customers could delay or withhold payment to us, we could lose future sales or customers could make claims against us which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or litigation costs.

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

Further, there is increased litigation over personally identifiable information, and we may be subject to one or more claims or lawsuits related to intentional or unintentional exposure of our customer’s personally identifiable information. Even if we are compliant with PCI standards, we still may not be able to prevent security breaches involving customer transaction data. Any breach could cause consumers to lose confidence in the security of our websites and choose not to purchase from us. If a computer hacker or other criminal is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, fines, litigation and liability, and could seriously disrupt our operations and harm our reputation, any of which could adversely affect our business.

In addition, states and the federal government have enacted additional laws and regulations to protect consumers against identity theft, including laws governing treatment of personally identifiable information. We collect and store personal information from consumers in the course of doing business. These laws have increased the costs of doing business, and if we fail to implement appropriate safeguards, or we fail to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.

Our core markets and verticals are competitive, and if we do not compete effectively, our operating results may be negatively impacted.

The markets for eCatalogs, lead management and eCommerce websites, business management software, digital marketing services and other technology-enabled services targeted at our vertical markets are competitive, and the eCommerce area specifically, is rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to remain intense. In addition, increased competition generally could result in reduced sales, reduced margin or the failure of our services to achieve or maintain more widespread market acceptance. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; the ability to tailor and customize services for a specific company, vertical market or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price, implementation costs and support costs; professional services implementation; strength of customer relationships; and financial resources of the vendor. To compete effectively, we also must be able to more frequently update our services to meet market demand.

Our larger principal competitors include Snap-on Business Solutions and PowerSports Network, owned by Dominion Enterprises. Some of our actual and potential competitors enjoy competitive advantages over us such as greater name recognition within our target vertical markets, larger marketing budgets as well as substantially greater financial, technical and other resources. If we are not able to compete effectively, our operating results will be harmed.

The impact of negative factors on the business may not be immediately reflected in our financial results.

Because we recognize subscription revenue over the term of the applicable agreement, non-renewal of subscriptions or reductions in new service agreements may not be immediately reflected in our operating results. The majority of our revenue in any given period is attributable to service agreements entered into during previous periods. A decline in new or renewed service agreements in any one period will not be fully reflected in our revenue in that period, but will reduce our revenue in future periods. As a result, the effect of significant downturns in sales and market acceptance of our services in a particular period may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period because revenue from new customers must be recognized over the applicable subscription term.

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

Our business could suffer if we are unable to protect our intellectual property rights or become liable for infringing on the intellectual property rights of others.

We regard our trademarks, proprietary technology and similar intellectual property as critical to our success, and we rely upon trademark law, trade secret protection and confidentiality and license agreements with our employees, strategic partners and others to protect our proprietary rights, but these measures can have only limited effectiveness. Prevalent use of the Internet has also increased the ease with which third parties can distribute our intellectual property without our authorization.

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

The timing, size and success of acquisition efforts and any capital commitments cannot be readily predicted. Future acquisitions or investments may be financed by issuing shares of common stock, cash or a combination thereof. To the extent our common stock is used for all or a portion of the consideration to be paid for future acquisitions or investments, shareholders’ ownership will be diluted.

We face risks with our international strategy.

Our business strategy includes increasing our presence in markets outside the U.S. This strategy presents a number of risks, including:

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

While we have been profitable in recent years, we have experienced net losses in numerous fiscal years since our incorporation in 1981. These net losses have resulted in an accumulated deficit of $86,050,000 as of July 31, 2016. We may not be able to maintain or increase profitability in the future. As a result of these historical losses, our financial position has been weakened, and our ability to finance our growth may be constrained.

Our unused net operating loss carryforwards could become impaired if we do not maintain profitability.

We have federal net operating loss carryforwards (NOLs) of $2,023,000 as of July 31, 2016. We may not be able to generate sufficient, timely taxable income to utilize these before they expire. As a result, both net income and income tax liabilities could be negatively impacted.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

The table below summarizes ARI’s current facilities. Management believes that the Company’s current facilities are suitable and sufficient to support present operations.

		Square	Lease
Description of Use	Location	Footage	Expiration	Country
Corporate headquarters; outdoor power equipment, marine	Milwaukee, WI	16,300	July 2021	United States
and recreational vehicle
Software development	Cypress, CA	6,000	July 2020	United States
Aftermarket publishing	Floyds Knobs, IN	2,200	April 2017	United States
Automotive aftermarket sales and support	Des Moines, IA	8,000	November 2017	United States
Powersports, automotive tire and wheel and durable medical	Duluth, MN	25,500	January 2019	United States
equipment sales and support
Automotive tire and wheel sales and support	Wexford, PA	1,100	May 2017	United States
Automotive tire and wheel sales and support	Cookeville, TN	14,000	November 2018	United States
Automotive tire and wheel sales and support	Salt Lake City, UT	2,000	April 2016	United States
European sales and support	Leiden, The Netherlands	2,200	April 2020	The Netherlands
Software development and website implementation	Gurgaon, India	7,600	April 2025	India

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ARI’s common stock is currently traded on the NASDAQ Capital Market under the symbol “ARIS”.  The following table sets forth the high and low sales price for the periods indicated.

Quarter Ended:	High	Low
10/31/2014	$3.56	$2.41
1/31/2015	$4.45	$3.07
4/30/2015	$3.99	$3.01
7/31/2015	$3.30	$2.74
10/31/2015	$4.80	$2.95
1/31/2016	$4.82	$3.33
4/30/2016	$4.69	$3.50
7/31/2016	$5.47	$3.68

As of October 21, 2016, there were approximately 2,477 holders of record of ARI common stock. We have not paid cash dividends to date and have no current intention to pay cash dividends. Our ability to make distributions to our shareholders, including cash dividends, is also restricted under the terms of our credit facilities.

During fiscal 2016, the Company did not repurchase any of its equity securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our audited consolidated financial statements for fiscal 2016 and fiscal 2015, including the notes thereto, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which as previously identified, are subject to the safe harbors created under the Securities Act and Exchange Act.

Overview

In fiscal 2016, ARI achieved  record results in revenue, operating income, net income, Adjusted EBITDA and cash flow from operations.

Total revenue increased 17.9%, or $7,250,000, during fiscal 2016 over fiscal 2015. Recurring revenue increased 20.4% in fiscal 2016, compared to fiscal 2015, and constituted over 90% of our total revenue in both fiscal 2016 and 2015 as the Company continued to see growth in recurring revenue outpacing overall revenue growth. The growth in revenue is primarily attributable to revenue from the DCi, TASCO, and TCS acquisitions during fiscal 2015,  and organic revenue growth.

Our operating income increased 53.2%, or $1,230,000, from $2,314,000 during fiscal 2015 to $3,544,000 during fiscal 2016. Operating expenses increased 14.6%, or $4,516,000, during fiscal 2016 compared to fiscal 2015, primarily due to the additional costs of our newly-acquired operations and additional expenses due to revenue growth.  We continue to see the benefits of scale in our business as operating expenses as a percentage of sales decreased from 76.2% in fiscal 2015 to 74.1% in fiscal 2016.

The Company generated net income of $1,743,000 or $0.10 per share during fiscal 2016, compared to $1,071,000 or $0.07 per share during fiscal 2015. The increase in both operating and net income is primarily due to (i) operational efficiency improvements; (ii) organic revenue growth; and (iii) the growth in the overall business as a result of the acquisitions, while recognizing cost synergies from the combined businesses.

Cash flow from operations was $7,725,000 during fiscal 2016, compared to $6,313,000 during fiscal 2015.

Revenue

The following table summarizes our revenue by product and by RR and non-recurring revenue:

	Twelve months ended July 31
	2016	% of Total	2015	% of Total	% Change
Lead Generation and eCommerce Websites	$24,028	50.4%	$22,258	55.0%	8.0%
eCatalog Services	17,879	37.5%	13,917	34.4%	28.5%
Business Management Software	3,051	6.4%	1,955	4.8%	56.1%
Digital Marketing Solutions	1,934	4.1%	1,228	3.0%	57.5%
Other Revenue	801	1.7%	1,085	2.7%	(26.2)%
Total revenue	$47,693	100.0%	$40,443	100.0%	17.9%

Recurring revenue	43,911	92.1%	36,483	90.2%	20.4%
Non-recurring revenue	3,782	7.9%	3,960	9.8%	(4.5)%
Total revenue	$47,693	100.0%	$40,443	100.0%	17.9%

Total revenue increased 17.9% or $7,250,000 during fiscal 2016, compared to fiscal 2015. Recurring revenue increased 20.4% or $7,428,000 during fiscal 2016, compared to fiscal 2015, and represented 92.1% of total revenues during fiscal 2016 versus 90.2% during fiscal 2015. The increase in RR as a percentage of total revenue during fiscal 2016 was related to the decrease in revenue related to non-recurring professional services in the period as well as a continued focus of the Company to sell products that generate recurring revenue.

Lead Generation and eCommerce Website Revenue

Our Lead Generation and eCommerce Website solutions generate revenue from one-time set-up and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees. Our Lead Generation and eCommerce Website solutions are typically sold as one year, renewable contracts with monthly payment terms. We currently host and maintain more than 7,500 websites for dealers in all of our vertical markets. Lead Generation and eCommerce Website solutions have become ARI’s largest source of revenue and accounted for 50.4% of total revenue during fiscal 2016. Lead Generation and eCommerce Website revenue increased 8.0% to $24,028,000 in fiscal 2016, compared to $22,258,000 during fiscal 2015. This increase was a result of both organic revenue growth from our historic Lead Generation and eCommerce solutions and revenue from the TCS eCommerce website solution that was acquired in September 2014. We anticipate that our Lead Generation and eCommerce Website platforms will continue to be the Company’s largest source of growth from a total revenue perspective, much of this growth coming in the ATW, AAPS and HME markets.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. eCatalog is our second largest source of RR, representing 37.5% of total revenue during fiscal 2016. eCatalog revenue increased 28.5% or $3,962,000 during fiscal 2016, compared to fiscal 2015 primarily as a result of our acquisition of DCi in July 2015. The catalog content provided in our eCatalog solutions helps to drive sales growth in our Lead Generation and eCommerce Website solutions as well, so while eCatalog organic revenue growth is expected to be lower than our other products, it continues to drive growth in other areas of the business. Management expects eCatalog revenue to increase at a low organic growth rate as the Company already has strong market share with this product.

Business Management Software Revenue

Business management software revenue is generated from perpetual one-time license and installation fees for our new business management software, along with recurring maintenance and support fees, as well as hosting fees for our SaaS version.  Business management software revenue represented 6.4% of total revenue during fiscal 2016.  Business management software revenue increased 56.1% or $1,096,000 during fiscal 2016 as a result of both organic growth and revenue from TCS and TASCO, which were acquired in September 2014 and April 2015, respectively. Management expects business management software revenue to increase in fiscal 2017 due to organic growth, however, some of this growth depends upon non-recurring perpetual license sales which can be harder to project from a timing perspective.

Digital Marketing Solutions Revenue

Revenues from our Digital Marketing Solutions are generated from set-up fees and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements. We derived 4.1% of our revenues from Digital Marketing Services during fiscal 2016. Digital marketing revenue increased 57.5%, from $1,228,000 during fiscal 2015 to $1,934,000 during fiscal 2016, primarily due to organic growth from our existing offerings.  Management expects digital marketing revenue to increase as this service offering is a relatively new offering and is complementary to our other products, allowing us to expand within our current markets and current customers.

Other Revenue

We also offer a suite of complementary solutions, which include software, professional services and hosting services. Other revenue, which is primarily non-recurring in nature, represented approximately 1.7% of total revenue, and decreased 38.7%, from $1,085,000 during fiscal 2015, to $801,000 during fiscal 2016. The decrease in other revenue is primarily due to a decrease in our professional services revenue. Revenues from non-recurring professional services will fluctuate from period to period based on the timing of custom projects and the Company has intentionally de-emphasized these projects as it focuses more on RR.

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

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees. RR increased 20.4% from $36,483,000 during fiscal 2015, to $43,911,000 during fiscal 2016, primarily attributable to both the addition of RR from our acquisitions in fiscal 2016 and organic growth.  We expect Lead Generation and eCommerce Website RR to continue to be our largest contributor to RR growth in fiscal 2017.

Non-recurring Revenue

Non-recurring revenue is generated from one-time perpetual license fees from our business management offerings, certain offerings within the Company’s digital marketing services, professional services related to software customization and data conversion, usage fees charged on our RR products, set-up fees and other complementary products and services. Total non-recurring revenue decreased 4.5% from $3,960,000 during fiscal 2015, to $3,782,000 during fiscal 2016, primarily due to decreased professional services revenue partially offset by increased perpetual license revenue from software management solutions. Our goal is to maintain non-recurring revenue of less than 10% of total revenue, as the margins on this revenue tends to be lower than our RR products. Furthermore, non-recurring revenue must be resold each year.

Cost of Revenue and Gross Margin

	Twelve months ended July 31
		% of		% of
	2016	Revenue	2015	Revenue	% Change
Net revenues	$47,693		$40,443		17.9%
Cost of revenues:
Amortization of capitalized software costs	2,108	4.4%	2,023	5.0%	4.2%
Direct labor	2,840	6.0%	2,150	5.3%	32.1%
Other direct costs	3,858	8.1%	3,129	7.7%	23.3%
Total cost of revenues	8,806	18.5%	7,302	18.1%	20.6%
Gross profit	$38,887	81.5%	$33,141	81.9%	17.3%

Gross profit was $38,887,000 or 81.5% of revenue in fiscal 2016, compared to $33,141,000 or 81.9% of revenue for fiscal 2015. The decrease in gross profit margin was due to investments made to migrate website customers from older platforms that we are no longer actively selling to newer platforms, and an increase in royalty costs as we continue to expand our product offerings.

Amortization of capitalized software costs as a percentage of revenue decreased during fiscal 2016, compared to last year, primarily due to revenue increasing at a faster rate than software capitalization costs in recent years. Direct labor costs as a percentage of revenue increased during fiscal 2016, compared to last year, primarily due to: (i) an increase in our digital marketing revenue, which has higher direct costs than our other products; (ii) an increase in website implementations; and (iii) the migration of customer websites in an effort to consolidate our customers to the product most suited to their industry and consolidate our website platforms.  Other direct costs increased as a percentage of revenue during fiscal 2016, compared to fiscal 2015, due to increased third party costs associated with our digital marketing and website add-on offerings and fees paid to outside contractors for assistance with the website migrations and custom professional service projects. The Company expects fluctuations in gross margin from quarter to quarter and year over year based on sales bookings, the mix of products sold, and the nature of any ongoing website platform migrations.

Operating Expenses

We categorize net operating expenses as follows:

•	Sales and marketing expenses consist primarily of personnel and related costs, including commissions for our sales and marketing employees and the cost of marketing programs and trade show attendance.
•

Customer operations and support expenses are composed of our computer hosting operations, software maintenance agreements for our core network and personnel and related costs for operations and support employees.

•

Software development and technical support expenses are composed primarily of personnel and related costs; we capitalize certain of these costs in accordance with GAAP, which is discussed below, while the remaining costs are primarily related to technical support and research and development.

•

General and administrative expenses primarily consist of personnel and related costs for executive, finance, human resources and administrative personnel, legal and other professional fees and other corporate expenses and overhead.

•

Depreciation and amortization expenses consist of depreciation on fixed assets, which are composed of leasehold improvements and information technology assets, and the amortization of acquisition-related intangible assets. Costs associated with the amortization of software products are a component of cost of revenue.

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

The following table summarizes our operating expenses by expense category (in thousands):

	Twelve months ended July 31
		% of		% of	%
	2016	Revenue	2015	Revenue	Change
Sales and marketing	$10,847	22.7%	$10,427	25.8%	4.0%
Customer operations and support	9,940	20.8%	7,811	19.3%	27.3%
Software development and technical support	5,093	10.7%	4,199	10.4%	21.3%
General and administrative	7,056	14.8%	6,634	16.4%	6.4%
Depreciation and amortization (1)	2,407	5.0%	1,756	4.3%	37.1%
Net operating expenses	$35,343	74.1%	$30,827	76.2%	14.6%

(1)	Exclusive of amortization of software product costs of $2,108 and $2,023 for the twelve months ended July 31, 2016 and 2015, respectively, which are included in cost of revenue

Net operating expenses increased 14.6% or $4,516,000 during fiscal 2016, compared to fiscal 2015. The Company acquired the net assets of TCS in September 2014, the net assets of TASCO in April 2015 and the net assets of DCi in July 2015. The increase in net operating expenses was primarily due to the costs necessary to operate the acquired businesses for  a full 12 months in fiscal 2016, as compared to the TCS office for only 10 months, the TASCO office for 3 months and the DCi office for part of July in fiscal 2015.  Net operating expenses as a percentage of sales decreased from 76.2% in fiscal 2015 to 74.1% in fiscal 2016.  This is primarily a result of operational efficiencies and revenue growth.  To the extent the Company can leverage growth in its core RR products, management expects net operating expenses to decline as a percentage of total revenues, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense increased 4.0% or $420,000 during fiscal 2016, compared to fiscal 2015. The increase was primarily a result of the cost of the sales staff associated with the DCi operation. Sales and marketing expense as a percentage of revenue decreased from 25.8% of revenue in fiscal 2015 to 22.7% for the same period in fiscal 2016. This decrease is due to the growth in our RR base, which requires much less resources to renew. Management expects sales and marketing expense as a percentage of revenue to be flat or down as RR continues to grow.

Customer Operations and Support

Customer operations and support expense increased 27.3% or $2,129,000 during fiscal 2016, compared to fiscal 2015, and as a percentage of revenue increased from 19.3% of revenue during fiscal 2015 to 20.8% during fiscal 2016. The customer operations and support functions of an acquired business typically take longer to fully integrate due to merging software platforms, help desks and customer hosting systems in order to operate more efficiently. Management expects customer operations and support expenses to decline as a percentage of revenue over time, to the extent we continue to integrate these areas into our operations and we supplement labor capacity in our India office, while RR continues to grow.

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

Software development and technical support costs increased 21.3% or $894,000 during fiscal 2016 versus fiscal 2015, primarily due to the additional development staff associated with the TCS products and additional capacity related to the Company’s continued focus to reduce churn. During fiscal 2016, we capitalized $1,302,000 of software development labor, overhead and interest expense, versus $1,091,000 during fiscal 2015. In addition to internal capitalized software costs, we had outsourced development costs of $478,000 during fiscal 2016 and $320,000 during fiscal 2015. We devoted much of these resources to a major upgrade of our website products during fiscal 2016.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period-to-period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 6.4% or $422,000 during fiscal 2016, compared to fiscal 2015. The increase was primarily a result of additional headcount from the TCS and DCi acquisitions. General and administrative expense as a percentage of revenue decreased from 16.4% of revenue for fiscal 2015 to 14.8% for the same period in fiscal 2016. Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business, although additional acquisitions or other transactions could result in elevated general and administrative expense in future periods.

Other Income and Expense

The table below summarizes the components of other income and expenses for fiscal 2016 and fiscal 2015 (in thousands):

	Twelve months ended July 31
	2016	2015	% Change
Interest expense	$(460)	$(465)	(1.1)%
Other, net	10	33	(69.7)%
Total other income (expense)	$(450)	$(432)	4.2%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and imputed interest on contingent liabilities.  Interest expense remained relatively unchanged in fiscal 2016 as compared to 2015.  This is a result of the Company continuing to pay down outstanding debt balances partially offset by an increase in the Prime Rate of interest. The Company expects interest expense to decrease in fiscal 2017, compared to fiscal 2016, due to the continued pay down of outstanding debt.

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

The table below presents the reconciliation of net income to EBITDA and Adjusted EBITDA for fiscal 2016 and fiscal 2015 (in thousands):

	Twelve months ended July 31
	2016	2015
Net income	$1,743	$1,071
Interest expense	460	465
Amortization included in cost of sales	2,108	2,023
Depreciation and amortization	2,407	1,756
Income tax expense	1,351	811
EBITDA	$8,069	$6,126
Stock-based compensation expense	427	446
Adjusted EBITDA	$8,496	$6,572

Revenue	$47,693	$40,443
Adjusted EBITDA as a % of revenue	17.8%	16.3%

Adjusted EBITDA increased 29.3%, from $6,572,000 during fiscal 2015 to $8,496,000 during fiscal 2016. Adjusted EBITDA as a percentage of revenue increased from 16.3% during fiscal 2015 to 17.8% during fiscal 2016.  The increase was primarily due to the improvement in operating income and an increase in depreciation and amortization expense. Management expects Adjusted EBITDA to increase in fiscal 2016, to the extent earnings continue to increase as a result of RR growth.

Acquisitions

On July 13, 2015, the Company acquired substantially all of the assets of DCi, a leading provider of differentiated product content and electronic catalog software serving manufacturers, distributors, jobbers and independent retailers in the AAPS. Consideration for the acquisition included: (i) a cash payment equal to $3,750,000; (ii) 159,795 shares of the Company’s common stock; and (iii) the issuance of a promissory note in principal amount of $2,000,000 to DCi. The principal amount of the DCi note was reduced by approximately $64,000 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.

On April 27, 2015, the Company acquired substantially all of the assets of TASCO Corporation and its affiliated company Signal Extraprise Corporation (collectively “TASCO”), a leading provider of business management software designed exclusively for the automotive tire and wheel aftermarket industry. Consideration for the acquisition included: (i) a cash payment at the closing of the transaction equal to $1,750,000, which was funded through a borrowing on the Company’s revolving credit facility; (ii) 242,424 shares of the Company’s common stock; and (iii) a $200,000 holdback payable on April 27, 2016. In October 2015, the holdback amount was reduced by approximately $62,000 as a result of post-closing adjustments to the valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement.

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and digital marketing solutions designed exclusively for dealers, wholesalers, retreaders and manufacturers within the automotive tire and wheel industries. Consideration for the acquisition included (i) a cash payment equal to $4,200,000; (ii) 618,744 shares of the Company's common stock; (iii) the issuance of two promissory notes in aggregate principal amount of $2,933,000 (as adjusted) to the former owners of TCS; and (iv) a contingent earn-out purchase price contingent upon the attainment of specific revenue goals over the first three years following the acquisition. The earn-out, with an original fair value of $711,000, was amended in March 2016 to four quarterly payments of $120,905, which commenced in December 2015, followed by four quarterly payments of $70,000 to commence in December 2016.

The Company’s strategy is to integrate the sales teams from acquisitions as quickly as possible in order to realize cross selling synergies. As a result, we do not track revenues and costs specific to the individual acquired businesses.

Income Taxes

The Company has net deferred tax assets of $4,294,000 as of July 31, 2016,  primarily consisting of net operating loss carryforwards (“NOLs”) and book-to-tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets. Income tax expense does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $1,351,000 during fiscal 2016, compared to $811,000 during fiscal 2015. We paid income taxes of $46,000 and $64,000 during fiscal 2016 and 2015, respectively, primarily related to state income taxes and federal statutory alternative minimum taxes. Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by both our Netherlands and India operations. We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to the Netherlands and India operations at July 31, 2016 and 2015.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, certain cash flow information derived from our consolidated financial statements (in thousands):

	Twelve months ended July 31
	2016	2015	Change
Net cash provided by operating activities	$7,725	$6,313	$1,412
Net cash used in investing activities	(3,496)	(11,942)	8,446
Net cash provided by (used in) financing activities	(1,381)	6,127	(7,508)
Effect of foreign currency exchange rate changes on cash	(14)	(22)	8
Net change in cash	$2,834	$476	$2,358
Cash at end of period	$5,118	$2,284	$2,834

We generated $2,834,000 of net cash during fiscal 2016, compared to the $476,000 during fiscal 2015. We generated net cash from operating activities of $7,725,000 during fiscal 2016 compared to $6,313,000 during fiscal 2015. This increase in cash generated from operations was primarily due to increased pre-tax profitability, and higher non-cash depreciation and amortization expense as a result of our acquisitions in fiscal 2015.

Cash used in investing activities decreased $8,446,000 during fiscal 2016, compared to fiscal 2015. During fiscal 2015, we paid cash of $4,200,000 as consideration for the TCS acquisition, $1,750,000 as consideration for the TASCO acquisition and $3,750,000 as consideration for the DCi acquisition, while we had no acquisitions in fiscal 2016. These decreases were partially offset by increased investment in equipment and software development costs as we upgraded the equipment in our data centers, built out our India office, invested in an enterprise CRM system and invested more heavily in product improvements.  We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash used in financing activities was $1,381,000 during fiscal 2016, as the Company made payments on its outstanding debt. Net cash provided by financing activities was $6,127,000 in fiscal 2015 as the Company increased its senior debt, as described below, to partially fund the TCS acquisition in September 2014, and generated $4,756,000 from the sale of the Company’s common stock pursuant to an underwritten offering.

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

Debt

The Company has a Loan and Security Agreement (the “Agreement”) with SVB, pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of November 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019. In addition to this, the Company has issued several promissory notes in connection with its acquisitions.  See Note 4 to the consolidated financial statements for further details.

The following table summarizes the Company’s outstanding debt obligations as of July 31, 2016 (in thousands):

Fiscal year ending July 31:	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2017	$832	$965	$621	$2,418
2018	1,134	1,014	645	2,793
2019	1,211	261	670	2,142
2020	1,815	—	—	1,815
	$4,992	$2,240	$1,936	$9,168

Leases

We lease office space and certain office equipment under capital and operating lease arrangements expiring through 2021.  See Note 8 to the consolidated financial statements for further details. The following table shows our remaining obligations under these arrangements as of July 31, 2016 (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2017	$58	$1,101
2018	50	1,004
2019	17	726
2020	—	473
2021	—	364
Thereafter	—	—
Total minimum lease payments	125	3,668
Less amounts related to interest	(12)	—
Net minimum lease payments	$113	$3,668

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

Revenues for professional services to customize complex features and functionality in a product’s base software code or develop complex interfaces within a customer’s environment are recognized as the services are performed if they are determined to have stand-alone value to the customer or if all of following conditions are met  (i) the customer has a contractual right to take possession of the software; (ii) the customer will not incur significant penalty if it exercises this right; and (iii) it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software. When the current estimates of total contract revenue for professional services and the total related costs indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined.  Professional service revenues for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of the arrangement, are recognized over the term of the contract.

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

Estimating the fair value of a reporting unit is an inherently subjective process. Changes in assumptions, estimates, and other inputs could result in the indication of potential impairment of a portion of the recorded goodwill. Management believes the assumptions, estimates and other inputs used reflect our best efforts and are appropriate for valuing the reporting unit. Our goodwill impairment test indicated that goodwill was not impaired in fiscal 2016 or fiscal 2015.

Impairment tests are also performed for those intangible assets with estimable useful lives if circumstances indicate that an impairment event may have occurred.

Quarterly Financial Data

The following table sets forth the unaudited results of operations for each of the eight quarterly periods ended July 31, 2016, prepared on a basis consistent with the audited financial statements, reflecting all normal recurring adjustments that are considered necessary. The quarterly information is as follows (in thousands, except per share data):

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Net revenues	$11,737	$9,112	$11,752	$10,139	$11,984	$10,280	$12,220	$10,912
Gross margin	$9,668	$7,363	$9,688	$8,277	$9,650	$8,500	$9,881	$9,001
Net income (loss)	$389	$104	$448	$260	$448	$339	$458	$368
Basic and diluted net income per common share:				-
Basic	$0.02	$0.01	$0.03	$0.02	$0.03	$0.02	$0.03	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02	$0.03	$0.02	$0.03	$0.02

Off-Balance Sheet Arrangements

ARI has no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), and are not required to provide the information under this item.

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

As required by Rule 13a-15 under the Exchange Act, we have completed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of July 31, 2016. Based upon this evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of July 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by our independent registered public accounting firm based on our status as a non-accelerated filer.  We are required to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes to the Company’s internal control over financial reporting during the year ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.2

First Amendment to the Asset Purchase Agreement dated as of March 7, 2016, by and among ARI Network Services, Inc., BK Holdings, LLC (f/k/a Tire Company Solutions, LLC), Barry Reese and Kenny Pratt, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.

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

2.5

Asset Purchase Agreement, dated July 13, 2015, by and among ARI Network Services, Inc., Direct Communications, Incorporated, et al., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015.

3.1	Articles of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.
3.2	Articles of Amendment of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 18, 2003.
3.3	By-laws of the Company incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 33-43148).
4.1	Form of Subordinated Promissory Note, dated September 30, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 2, 2014.
4.2	Form of Common Stock Purchase Warrant dated March 15, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 18, 2013.
4.3	Form of First Amendment to Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2013.
4.4

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

10.2*	Summary of Executive Bonus Arrangements (Fiscal 2016).
10.3*

Amended and Restated Employment Agreement, executed as of October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.4*

First Amendment to Amended and Restated Employment Agreement, dated February 5, 2015, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2015.

10.5*

Second Amendment to Amended and Restated Employment Agreement, dated October 9, 2015, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2015.

10.6*

Second Amendment to Change of Control Agreement, dated October 31, 2011, between Roy W. Olivier and ARI Network Services, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.7

Loan and Security Agreement dated as of April 26, 2013 among Silicon Valley Bank, ARI Network Services, Inc. and Project Viking II Acquisition, Inc., incorporated by reference to Exhibit 10.1 to the Company Form 8-K filed on April 29, 2013.

10.8

First Loan Modification Agreement, dated September 30, 2014, by and among Silicon Valley Bank, ARI Network Services, Inc. and Project Viking II Acquisition, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on October 2, 2014.

10.9*	Employment Agreement by and between William A. Nurthen and ARI Network Services, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.
10.10*	Change of Control Agreement between ARI Network Services, Inc. and William A. Nurthen, incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2013.
10.11*	ARI Network Services, Inc. 2000 Employee Stock Purchase Plan, as amended, incorporated by reference to the Company’s Current Report on Form 8-K filed on January 8, 2014.

10.12*	ARI Network Services, Inc. 2000 Stock Option Plan, amended April 15 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the quarter ended April 30, 2014.
10.13*	ARI Network Services, Inc. 2010 Equity Incentive Plan, amended April 15, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended April 30, 2014.
10.14*	Form of 2010 Equity Incentive Plan Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2015.
21.1	Subsidiaries of the Company.
23.1	Consent of Wipfli LLP.
24.1	Powers of Attorney appear on the signature page hereof.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*    Indicates Management Contract or Compensatory Plan or Agreement.

SIGNATURES

Pursuant to the requirements of Section 15 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 2016.

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

/s/ Roy W. Olivier	October 28, 2016
Roy W. Olivier
Director

/s/ William H. Luden, III	October 28, 2016
William H. Luden, III
Chairman of the Board

/s/ William C. Mortimore	October 28, 2016
William C. Mortimore
Director

/s/ P. Lee Poseidon	October 28, 2016
P. Lee Poseidon
Director

/s/ Robert Y, Newell, IV	October 28, 2016
Robtert Y, Newell, IV
Director

/s/ Chad J. Cooper	October 28, 2016
Chad J. Cooper
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

ARI Network Services, Inc.

We have audited the accompanying consolidated balance sheets of ARI Network Services, Inc. and its Subsidiaries  (“the Company”) as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the two-year period ended July 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States.

/s/ Wipfli LLP

Minneapolis, MN

October 28, 2016

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	July 31	July 31
	2016	2015
ASSETS
Cash and cash equivalents	$5,118	$2,284
Trade receivables, less allowance for doubtful accounts of $211
and $372 at July 31, 2016 and 2015, respectively	1,942	2,046
Work in process	132	165
Prepaid expenses and other	781	820
Deferred income taxes	3,182	3,092
Total current assets	11,155	8,407
Equipment and leasehold improvements:
Computer equipment and software for internal use	3,575	2,800
Leasehold improvements	639	629
Furniture and equipment	2,544	2,981
Total equipment and leasehold improvements	6,758	6,410
Less accumulated depreciation and amortization	(4,237)	(3,989)
Net equipment and leasehold improvements	2,521	2,421
Capitalized software product costs:
Amounts capitalized for software product costs	24,774	25,463
Less accumulated amortization	(19,743)	(20,337)
Net capitalized software product costs	5,031	5,126
Deferred income taxes	1,112	2,398
Other intangible assets	7,890	10,116
Goodwill	21,634	21,168
Total non-current assets	38,188	41,229
Total assets	$49,343	$49,636

LIABILITIES
Current portion of long-term debt	$2,417	$1,338
Current portion of contingent liabilities	331	754
Accounts payable	718	708
Deferred revenue	6,763	7,327
Accrued payroll and related liabilities	1,817	1,752
Accrued sales, use and income taxes	297	140
Other accrued liabilities	677	748
Current portion of capital lease obligations	50	174
Total current liabilities	13,070	12,941
Long-term debt	6,658	9,079
Long-term portion of contingent liabilities	60	362
Capital lease obligations	63	106
Other long-term liabilities	166	199
Total non-current liabilities	6,947	9,746
Total liabilities	20,017	22,687

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at July 31, 2016 and 2015, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at July 31, 2016 and 2015, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 17,310,763 and 17,097,426 shares issued and outstanding at July 31, 2016 and 2015, respectively	17	17
Additional paid-in capital	115,364	114,700
Accumulated deficit	(86,050)	(87,793)
Other accumulated comprehensive income	(5)	25
Total shareholders' equity	29,326	26,949
Total liabilities and shareholders' equity	$49,343	$49,636

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)

	Twelve months ended July 31
	2016	2015
Net revenue	$47,693	$40,443
Cost of revenue	8,806	7,302
Gross profit	38,887	33,141
Operating expenses:
Sales and marketing	10,847	10,427
Customer operations and support	9,940	7,811
Software development and technical support (net of capitalized software product costs)	5,093	4,199
General and administrative	7,056	6,634
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	2,407	1,756
Net operating expenses	35,343	30,827
Operating income	3,544	2,314
Other income (expense):
Interest expense	(460)	(465)
Other, net	10	33
Total other income (expense)	(450)	(432)
Income before provision for income tax	3,094	1,882
Income tax expense	(1,351)	(811)
Net income	$1,743	$1,071

Weighted average common shares outstanding:
Basic	17,218	14,849
Diluted	17,710	15,279

Net income per common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Twelve months ended July 31
	2016	2015
Net income	$1,743	$1,071
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30)	46
Total other comprehensive income (loss)	(30)	46
Comprehensive income	$1,713	$1,117

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Shareholders' Equity

(Dollars in Thousands)

					Other
	Common Stock				Accumulated	Total
	Shares Issued	Par	Paid-in	Accumulated	Comprehensive	Shareholders'
	and Outstanding	Value	Capital	Deficit	Income (Loss)	Equity
Balance July 31, 2014	13,506,316	$14	$106,077	$(88,864)	$(21)	$17,206

Stock-based compensation	-	-	152	-	-	152
Issuance of common stock related to
director compensation	41,652	-	65	-	-	65
Issuance of common stock under employee
bonus plan	605,895	-	100	-	-	100
Issuance of common stock under employee
stock purchase plan	39,019	-	109	-	-	109
Issuance of common stock from exercise of
stock options	108,581	-	71	-	-	71
Issuance of common stock related to
acquisitions	1,020,963	1	3,280	-	-	3,281
Issuance of common stock related to
payment of contingent liabilities	15,000	-	42	-	-	42
Income tax benefit related to exercise of
non-qualified stock options	-	-	48	-	-	48
Issuance of common stock in public offering,
net of issuance costs	1,760,000	2	4,756	-	-	4,758
Net income	-	-	-	1,071	-	1,071
Foreign currency translation adjustments	-	-	-	-	46	46
Balance July 31, 2015	17,097,426	$17	$114,700	$(87,793)	$25	$26,949

Stock-based compensation	-	-	78	-	-	78
Issuance of common stock related to
director compensation	34,859	-	130	-	-	130
Issuance of common stock under employee
bonus plan	456	-	160	-	-	160
Issuance of common stock under employee
stock purchase plan	36,306	-	153	-	-	153
Issuance of common stock from exercise of
stock options	113,680	-	83	-	-	83
Issuance of common stock related to
payment of contingent liabilities	15,000	-	60	-	-	60
Issuance of common stock from net exercise
of warrants	13,036	-	-	-	-	-
Net income	-	-	-	1,743	-	1,743
Foreign currency translation adjustments	-	-	-	-	(30)	(30)
Balance July 31, 2016	17,310,763	$17	$115,364	$(86,050)	$(5)	$29,326

See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Twelve months ended July 31
	2016	2015
Operating activities:
Net income	$1,743	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	2,108	2,023
Amortization of deferred loan fees and imputed interest expense	42	77
Depreciation and other amortization	2,407	1,756
Gain on change in fair value of earn-out receivable and payable	(5)	(28)
Provision for bad debt allowance	55	168
Deferred income taxes	1,196	720
Stock based compensation	427	446
Net change in assets and liabilities:
Trade receivables	74	114
Work in process, prepaid expenses and other	68	153
Other long-term assets	-	(50)
Accounts payable	(1)	(75)
Deferred revenue	(618)	(584)
Accrued payroll and related liabilities	167	266
Accrued taxes and other accrued liabilities	62	256
Net cash provided by operating activities	$7,725	$6,313
Investing activities:
Purchase of equipment, software and leasehold improvements	(1,090)	(692)
Cash received on earn-out from disposition of a component of the business	-	111
Cash paid for contingent liabilities related to acquisitions	(626)	(250)
Cash paid for net assets related to acquisitions	-	(9,700)
Software development costs capitalized	(1,780)	(1,411)
Net cash used in investing activities	$(3,496)	$(11,942)
Financing activities:
Payments on long-term debt	(1,298)	(622)
Borrowings under long-term debt	-	2,168
Payments of capital lease obligations	(176)	(253)
Net proceeds from public equity offering	-	4,756
Proceeds from exercise of common stock options and warrants	93	78
Net cash provided by (used in) financing activities	$(1,381)	$6,127
Effect of foreign currency exchange rate changes on cash	(14)	(22)
Net change in cash and cash equivalents	2,834	476
Cash and cash equivalents at beginning of period	2,284	1,808
Cash and cash equivalents at end of period	$5,118	$2,284
Cash paid for interest	$442	$350
Cash paid for income taxes	$46	$64

See accompanying notes

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1.     Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. (“ARI” or “the Company”) creates software-as-a-service (“SaaS”), data-as-a-service (“DaaS”) and other solutions that help equipment manufacturers, distributors and dealers in selected vertical markets to Sell More Stuff!™ – online and in-store. We remove the complexity of selling and servicing new and used whole goods inventory and PG&A for customers in the automotive tire and wheel aftermarket (“ATW”), automotive aftermarket parts and service (“AAPS”), powersports, outdoor power equipment (“OPE”), marine, home medical equipment (“HME”), recreational vehicles (“RV”) and appliance industries. Our innovative products are powered by a proprietary library of enriched original equipment and aftermarket content from over 1,800 manufacturers. More than 23,500 equipment dealers, distributors and manufacturers worldwide leverage our web and eCatalog platforms to Sell More Stuff!™

We were incorporated in Wisconsin in 1981. Our principal executive office and headquarters is located in Milwaukee, Wisconsin. The office address is 10850 West Park Place, Suite 1200, Milwaukee, WI 53224, and our telephone number at that location is (414) 973-4300. Our principal website address is www.arinet.com. ARI also maintains operations in Cypress, California; Floyds Knobs, Indiana; Des Moines, Iowa; Duluth, Minnesota; Wexford, Pennsylvania; Cookeville, Tennessee; Salt Lake City, Utah; Leiden, The Netherlands; and Gurgaon, India.

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

Foreign Currency Translation

The functional currency of the Company’s subsidiary in the Netherlands is the Euro and in India it is the Rupee. Accordingly, monetary assets and liabilities are translated into U.S. dollars at the rate of exchange existing at the end of the period, and non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates. Translation gains and losses are translated at the weighted-average exchange rates during the period and expensed to other income (expense).  Adjustments resulting from the re-measurement of the consolidated financial statements into the reporting currency are charged or credited to comprehensive income (loss).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company considers capitalization and amortization of software product costs, valuation and useful life of intangible assets, goodwill, allowance for bad debt, contingent liabilities for anticipated future earn-out payments, valuation of stock-based compensation and the deferred tax valuation allowance to be significant estimates subject to change in the near term.

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

Revenues for professional services to customize complex features and functionality in a product’s base software code or develop complex interfaces within a customer’s environment are recognized as the services are performed if they are determined to have standalone value to the customer or if all of the following conditions are met (i) the customer has a contractual right to take possession of the software; (ii) the customer will not incur significant penalty if it exercises this right; and (iii) it is feasible for the customer to either run the software on its own hardware or contract with another unrelated party to host the software. When the current estimates of total contract revenue for professional services and the total related costs indicate a loss, a provision for the entire loss on the contract is made in the period the amount is determined. Professional service revenues for set-up and integration of hosted websites, or other services considered essential to the functionality of other elements of the arrangement, are amortized over the term of the contract.

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

No single customer accounted for 10% or more of ARI’s revenue during fiscal 2016 or 2015.

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

Step 1 of the goodwill impairment test indicated that goodwill was not impaired in fiscal 2016 or fiscal 2015. As a result, step 2 of the test was not performed.

Deferred Income Taxes

The tax effect of the temporary differences between the book and tax bases of assets and liabilities and the estimated tax benefit from tax net operating losses is reported as deferred tax assets and liabilities in the consolidated balance sheets. An assessment of the likelihood that net deferred tax assets will be realized from future taxable income is performed at each reporting date or when events or changes in circumstances indicate that there may be a change in the valuation allowance. Because the ultimate realizability of deferred tax assets is highly subject to the outcome of future events, the amount established as a valuation allowance is considered to be a significant estimate that is subject to change. To the extent a valuation allowance is established or there is a change in the allowance during a period, the change is reflected with a corresponding increase or decrease in income tax expense in the consolidated statements of operations.

Stock-Based Compensation

ARI uses the Black-Scholes model to value stock options granted. Expected volatility is based on historical volatility of the Company’s stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the options is based on the U.S. Treasury yields in effect at the time of grant. As stock-based compensation expense recognized in our results of operations is based on awards ultimately expected to vest, the amount has been reduced for estimated forfeitures, which were estimated based on our historical experience.  ARI values restricted stock issued under its Equity Plans at fair market value on the date of grant. Occasionally the restrictions of the stock are based on future variables such as market price, and require the more sophisticated Monte Carlo Simulation Model to value the award.

Common Stock Warrants

ARI may issue common stock warrants in connection with debt and equity financing arrangements. In such instances, the terms of the agreements are assessed to determine whether the instrument qualifies as an equity arrangement or a liability arrangement.  Arrangements determined to be derivatives are recorded at fair value as liabilities on the consolidated balance sheet, with periodic gains and losses related to the change in fair value recorded to earnings on the consolidated statement of operations. The Company had outstanding warrants to purchase 178,800 shares of common stock at a strike price of $2.00 per share at July 31, 2016, with an expiration date of March 15, 2018.

Advertising Costs

Advertising costs, which are included in sales and marketing expense on the consolidated statements of operations, are expensed as incurred. Total advertising costs were approximately $40,000 and $115,000 in fiscal 2016 and fiscal 2015, respectively.

Comprehensive Income

Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that has not been recognized in the calculation of net income. We reported comprehensive income, which includes net income and foreign currency translation adjustments, in the consolidated statements of comprehensive income and shareholders’ equity for fiscal 2016 and fiscal 2015.

Legal Provisions

ARI is periodically involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP. We had no legal provisions in fiscal 2016 or fiscal 2015 and management believes that the results of any outstanding litigation will not have a material impact on the Company’s financial condition or results of operations.

Recently Adopted Accounting Standards

On August 1, 2015, the Company retrospectively adopted Accounting Standards Update (“ASU”) 2015-03 related to the presentation of debt issuance costs. Debt issuance costs of $29,000, previously recorded to prepaid expenses and other, and $84,000, previously recorded to other long-term assets as of July 31, 2015, are now presented as a direct deduction from the carrying amount of long-term debt on the consolidated balance sheet, net of amortization.

New Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, which affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in this ASU using one of the following two methods: (i) retrospectively to each prior reporting period; or (ii) retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are evaluating the potential impact of adopting this standard on the consolidated financial statements for fiscal 2019 and beyond.

The FASB recently issued ASU No. 2015-17, Balance sheet classification of deferred taxes:  this amendment requires that deferred tax assets and liabilities be classified as noncurrent in the balance sheet.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016. The adoption of this guidance will have no impact on our financial position, results of operations or cash flows.

Management has reviewed recently issued accounting pronouncements and believes that there are no other pronouncements that will have a material impact on the Company’s consolidated financial statements in fiscal 2017.

Supplemental Cash Flow Information

The following table shows cash flow information related to non-cash investing and financing activities as of July 31 (in thousands):

	Twelve months ended July 31
	2016	2015
Non-cash investing and financing activities:
Issuance of common stock related to payment of contingent liabilities	$60	$42
Tax benefit of stock options exercised	-	48
Cashless exercise of common stock warrants	46	-
Acquisition related:
Issuance of common stock in connection with acquisitions	-	3,280
Debt issued in connection with acquisition	64	4,933
Capital leases acquired in connection with acquisitions	-	105
Current assets acquired in connection with acquisitions	41	1,177
Accrued liabilities assumed in connection with acquisitions	(58)	989
Equipment and leasehold improvements acquired in connection with acquisitions	(125)	629
Capitalized software product costs acquired in connection with acquisitions	234	1,718
Goodwill and intangible assets acquired in connection with acquisitions	(217)	6,694
Contingent liabilities incurred in connection with acquisition	62	911

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

The following table is a reconciliation of basic and diluted net income per common share for fiscal 2016 and fiscal 2015 (in thousands, except per share data):

	Twelve months ended July 31
	2016	2015

Net income	$1,743	$1,071

Weighted-average common shares outstanding	17,218	14,849
Effect of dilutive stock options and warrants	492	430
Diluted weighted-average common shares outstanding	17,710	15,279

Net income per share
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	-	10

3.     Capitalized and Purchased Software Product Costs

The balance of capitalized and purchased software product costs consisted of the following (in thousands):

	Software	Accumulated	Net
	Product Costs	Amortization	Value
Balance 7/31/14	$22,676	$(18,656)	$4,020
Capitalized costs	1,411	-	1,411
Acquired software	1,718	-	1,718
Disposals	(342)	342	-
Amortization expense	-	(2,023)	(2,023)
Balance 7/31/15	$25,463	$(20,337)	$5,126
Capitalized costs	1,779	-	1,779
Acquired software	234	-	234
Disposals	(2,702)	2,702	-
Amortization expense	-	(2,108)	(2,108)
Balance 7/31/16	$24,774	$(19,743)	$5,031

The estimated aggregate amortization expense for each of the five succeeding fiscal years related to capitalized and purchased software product costs consist of the following at July 31, 2016 (in thousands):

2017	$1,995
2018	1,381
2019	835
2020	337
2021	187
Thereafter	296
$5,031

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

The Modification Agreement includes credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of November 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019. This term loan is an amendment to the existing $4,500,000 term loan with an original maturity date of April 26, 2018.

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime Rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below based on the Total Leverage Ratio, as defined in the Modification Agreement. The Company had $0 outstanding on the revolving credit facility and the effective interest rate was 4.00% at July 31, 2016, based upon a prime rate of 3.50%.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans

>= 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal with respect to any loans made under the revolving facility is required to be paid in its entirety on or before November 30, 2016. Principal with respect to the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $151,250 commenced on November 1, 2014 through August 1, 2016; $226,875 commencing on November 1, 2016 through August 1, 2017; and $302,500 commencing on November 1, 2017 through August 1, 2019. All remaining principal with respect to the term loan is due and payable on September 30, 2019. The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $61,000. Following July 31, 2015, the Modification Agreement requires the Company to make additional payments in the amount of 25% of excess cash flow, as defined in the agreement, until the Company’s Total Leverage Ratio is less than 2.00 to 1.00.

The Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.00 to 1.00 and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Modification Agreement) equal to or greater than 1.25 to 1.00. The Total Leverage Ratio was 1.13 and the Fixed Charge Ratio was 2.22 for the twelve months ended July 31, 2016. The Modification Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Modification Agreement. The loans are secured by a first priority security interest in substantially all assets of the Company.

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

DCi Promissory Note

In connection with the acquisition of Direct Communications Inc. (“DCi”), on July 13, 2015, the Company issued a promissory note (the “DCi Note”) in the aggregate principal amount of $2,000,000 to the former owners of DCi. The principal amount of the DCi Note was reduced by approximately $64,000 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement. The DCi Note initially accrues interest on the outstanding unpaid principal balance at a rate per annum equal to 4.0%. Accrued interest on the DCi Note is due and payable quarterly commencing on October 13, 2015 and continuing on each 90th calendar day thereafter, until July 13, 2019, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the DCi Note were interest only payments, and payments of principal and interest commenced with the payment due on October 13, 2016. The payments are subject to acceleration upon certain Events of Default, as defined in the DCi Note.

The following table sets forth certain information related to the Company’s long-term debt as of July 31, 2016 and 2015 (in thousands):

	July 31	July 31
	2016	2015
Notes payable principal	$9,168	$10,529
Less debt issuance costs	(93)	(112)
Less current maturities	(2,417)	(1,338)
Notes payable - non-current	$6,658	$9,079

Minimum principal payments due on the Company’s notes payable are as follows for the fiscal years ending July 31 (in thousands):

Fiscal year ending July 31:	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2017	$832	$965	$621	$2,418
2018	1,134	1,014	645	2,793
2019	1,211	261	670	2,142
2020	1,815	—	—	1,815
	$4,992	$2,240	$1,936	$9,168

5.     Business Combinations

DCi Acquisition

On July 13, 2015, the Company acquired substantially all of the assets of DCi, a leading provider of differentiated product content and electronic catalog software serving manufacturers, distributors, jobbers and independent retailers in the AAPS. Consideration for the acquisition included: (i) a cash payment equal to $3,750,000; (ii)  159,795 shares of the Company’s common stock; and (iii)  the issuance of a promissory note in principal amount of $1,936,000 (as adjusted) to the former owners of DCi.

The DCi acquisition was intended to accelerate the Company’s growth in the AAPS and provide a platform to further expand the reach of ARI’s data-driven eCommerce websites and automotive point-of-sale software. The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for our customers, shareholders and employees.

The following tables show the allocation of the DCi final purchase price (in thousands):

Purchase
Price
Cash	$3,750
Financed by note payable	1,936
Issuance of common stock	500
Purchase price	$6,186

Purchase
Allocation
Trade receivables	$427
Prepaid expense and other	38
Assumed liabilities	(260)
Furniture and equipment	387
Software product costs	698
Intangible assets	1,830
Goodwill	3,066
Purchase price allocation	$6,186

Intangible assets include the fair value of tradenames, customer relationships, and non-competition agreements. Goodwill represents the additional benefits provided to the Company by the acquisition of DCi operational synergies. The Company acquired approximately $3,250,000 of tax deductible goodwill related to the DCi acquisition.

TASCO Acquisition

On April 27, 2015, the Company acquired substantially all of the assets of TASCO Corporation and its affiliated company Signal Extraprise Corporation (collectively “TASCO”), a leading provider of business management software designed exclusively for the ATW industry. Consideration for the acquisition included: (i) a cash payment at the closing of the transaction equal to $1,750,000, which was funded through borrowing on the Company’s revolving credit facility; (ii)  242,424 shares of the Company’s common stock; and (iii) a $138,000 (as adjusted) holdback payable on April 27, 2016.  The Company determined that the TASCO assets acquired did not constitute a business that is “significant” as defined in the applicable SEC regulations.

The following tables show the allocation of the final purchase price (in thousands):

Purchase
Price
Cash	$1,750
Issuance of common stock	800
Contingent holdback	138
Purchase price	$2,688

Purchase
Allocation
Trade receivables	$120
Assumed liabilities	(227)
Software product costs	434
Intangible assets	1,000
Goodwill	1,361
Purchase price allocation	$2,688

TCS Acquisition

On September 30, 2014, the Company acquired substantially all of the assets of TCS, a leading provider of software, websites and digital marketing services designed exclusively for dealers, wholesalers, retreaders and manufacturers within the ATW industries. Consideration for the acquisition included (i) a cash payment equal to $4,200,000; (ii)  618,744 shares of the Company's common stock; (iii) the issuance of two promissory notes in aggregate principal amount of $2,933,000 (as adjusted) to the former owners of TCS; and (iv) a contingent earn-out purchase price contingent upon the attainment of specific revenue goals over the first three years following the acquisition.

The TCS acquisition increased the Company’s portfolio of ATW dealer websites by more than 30%. The acquisition is expected to continue to accelerate ARI’s opportunity to drive organic growth through the cross‐selling of new products. It also provides solutions for the entire ATW supply chain, including wholesalers, retreaders and manufacturers. The TCS business offers a business management solution for ATW dealers as well as for auto repair shops. The combined customer benefits and operational efficiencies are expected to result in a stronger organization that can create more value for our customers, shareholders and employees.

The acquisition was funded from cash on hand, an increase in our SVB Term Loan, funds available on our revolving credit facility, seller financing and the Company’s common stock.  The following table shows the allocation of the final purchase price (in thousands):

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

	Twelve months ended July 31
	2016	2015
Revenue	$47,693	$45,106
Net income	$1,743	$1,270

Net income per common share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.07

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of TCS and DCi, and the tax effect of the historical TCS and DCi results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Twelve months ended July 31
	2016	2015

Amortization of intangible assets	-	343
Acquisition-related professional fees	-	(442)
Interest expense	-	125
Income tax benefit (expense)	-	132
Total adjustments	-	158

The Company recorded additional goodwill of approximately $8,800,000 in fiscal 2015, related to the TCS, TASCO and DCi acquisitions, and $466,000 in fiscal 2016,  as a result of adjustments to the final purchase price allocations of TCS, TASCO and DCi. The Company cannot determine revenue and expenses specifically related to its acquisitions since the date of acquisition, as we begin integrating these operations into our business upon closing of the acquisitions.

6.     Other Intangible Assets

Amortizable intangible assets include customer relationships and trade names.  Amortizable intangible assets are composed of the following at July 31, 2016 and 2015 (in thousands):

	Twelve months ended July 31, 2015			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$7,174	$(3,584)	$3,590
Activity	4,773	(834)	3,939
Ending balance	$11,947	$(4,418)	$7,529	12.02

Other intangibles
Beginning balance	$383	$(361)	$22
Activity	2,820	(255)	2,565
Ending balance	$3,203	$(616)	$2,587	3.18

Total intangibles
Beginning balance	$7,557	$(3,945)	$3,612
Activity	7,593	(1,089)	6,504
Ending balance	$15,150	$(5,034)	$10,116	11.31

	Twelve months ended July 31, 2016			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$11,947	$(4,418)	$7,529
Activity	(220)	(1,140)	(1,360)
Ending balance	$11,727	$(5,558)	$6,169	11.83

Other intangibles
Beginning balance	$3,203	$(616)	$2,587
Activity	(464)	(402)	(866)
Ending balance	$2,739	$(1,018)	$1,721	8.53

Total intangibles
Beginning balance	$15,150	$(5,034)	$10,116
Activity	(684)	(1,542)	(2,226)
Ending balance	$14,466	$(6,576)	$7,890	11.11

The estimated amortization expense related to intangible assets for the years subsequent to July 31, 2016 is as follows (in thousands):

2017	$1,417
2018	1,099
2019	956
2020	737
2021	606
Thereafter	3,075
$7,890

7.     Contingent Liabilities

Consideration for the April 2015 TASCO acquisition included a $138,000 (as adjusted) holdback which was paid in April 2016.

Consideration for the September 2014 TCS acquisition includes a contingent earn-out purchase price, originally contingent upon the attainment of specific revenue goals. The fair value of the earn-out was originally estimated at $711,000. On March 7, 2016, the TCS Asset Purchase Agreement was amended in relation to the contingent earn-out, whereas four quarterly payments of $120,905 commenced on December 31, 2015, followed by four quarterly payments of $70,000, commencing December 31, 2016.  The Company recorded a gain of $13,000 as a result of the Amendment during fiscal 2016.

Consideration for the 2012 Ready2Ride acquisition included a contingent hold-back purchase price of up to $250,000 and contingent earn-out payments as follows: (i) the first earn-out payment, composed of $125,000 was paid in October 2013 and 10,000 shares of common stock issued in November 2013; (ii) the second earn-out payment, composed of $125,000 and 15,000 shares of common stock was paid in September 2014; and (iii) the final earn-out payment, composed of $125,000 and 15,000 shares of common stock was paid in September 2015. The Company recorded a loss of $8,000 as a result of a change in estimate related to an increase in the market price of the Company’s common stock during fiscal 2016.

The following table shows changes in the holdback and earn-out payable related to the Ready2Ride, TCS and TASCO acquisitions (in thousands):

	Twelve months ended July 31
	2016	2015
Beginning balance	$1,116	$448
Additions	-	911
Adjustments	(62)	-
Payments	(686)	(292)
Imputed interest recognized	28	49
Gain on change in fair value of earn-out	(5)	-
Ending balance	$391	$1,116
Less current portion	$(331)	$(754)
Ending balance, long-term	$60	$362

The following table shows the remaining estimated payments of contingent liabilities related to the TCS and TASCO at July 31, 2016, (in thousands):

2017	$331
2018	70
Total estimated payments	401
Less imputed interest	(10)
Present value of contingent liabilities	$391

8.     Capital and Operating Leases

The Company leases certain furniture, leasehold improvements and equipment under capital lease arrangements with monthly payment terms ranging from 3 to 7 years and a weighted average interest rate of 8.8%. The Company recognized $143,000 and $146,000 of depreciation expense related to fixed assets under capital lease agreements during fiscal 2016 and 2015, respectively.

The Company leases office space and certain office equipment under operating lease arrangements expiring through 2021. Annual rent increases under these operating leases range from 0% to 5%.  The Company is generally liable for its share of the landlord’s direct operating expenses and real estate taxes related to these leases. Total rental and related operating expense for the operating leases was $1,055,000 in fiscal 2016 and $883,000 in fiscal 2015. Leasehold improvements are depreciated over the shorter of their useful life or the term of the lease.

Rent expense for leased offices is recognized on a straight-line basis over the lease terms, which differs from the pattern of payments required by certain leases. Other accrued liabilities included $35,000 and $20,000 of deferred rent and other long term liabilities included $166,000 and $200,000 of deferred rent at July 31, 2016 and 2015, respectively, related to these leases.

The following table shows equipment and leasehold improvements financed with capital lease obligations (in thousands):

	2016	2015
Equipment and leasehold improvements with
outstanding captial lease obligations	$663	$663
Less: accumulated depreciation (1)	(358)	(215)
Net equipment and leasehold improvements with
outstanding capital lease obligations	$305	$448

(1) Depreciation of leased equipment and leasehold improvements is included in depreciation and other amortization expense

Minimum lease payments under remaining capital and operating leases, including current contractual operating costs, are as follows (in thousands):

	Capital	Operating
Fiscal Year Ending July 31:	Leases	Leases
2017	$58	$1,101
2018	50	1,004
2019	17	726
2020	—	473
2021	—	364
Thereafter	—	—
Total minimum lease payments	125	3,668
Less amounts related to interest	(12)	—
Net minimum lease payments	$113	$3,668

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

Stock options granted to employees under the Company’s stock option plan typically vest 25% on the first anniversary of the grant and 25% on the one-year anniversary of each of the three following years. Stock options granted to non-employee directors under the Company’s stock option plan typically vest 50% on the first anniversary of the grant and 50% on the next one-year anniversary.  The Company recognizes stock option expense over the vesting period for each vesting tranche. There were no options issued in fiscal 2016.

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures of 10.1%, based on the Company’s historical experience. Total stock compensation expense recognized by the Company related to stock options was approximately $79,000 and $152,000 during fiscal 2016 and fiscal 2015, respectively. There was approximately $38,000 and $142,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of July 31, 2016 and 2015, respectively. Total unrecognized compensation cost will be adjusted for the difference between estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the years ended July 31, 2016 or 2015.   The Company received approximately $94,000 from the exercise of stock options during fiscal 2016.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) had 1,950,000 shares of common stock authorized for issuance. Each incentive stock option that was granted under the 2000 Plan is exercisable for a period of not more than 10 years from the date of grant (five years in the case of a participant who is a 10% shareholder of the Company, unless the stock options are nonqualified), or such shorter period as determined by the Compensation Committee, and shall lapse upon the expiration of said period, or earlier upon termination of the participant’s employment with the Company. The 2000 Plan expired on December 13, 2010, at which time it was terminated except for outstanding options. While options previously granted under the 2000 Plan will remain outstanding through the remainder of their terms, or until exercised, no new options may be granted under the 2000 Plan. Changes in option shares under the 2000 Plan during fiscal 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/2015	472,250	$1.52	2.52	$783,174
Granted	-	n/a	n/a	n/a
Exercised	(86,500)	1.79	n/a	n/a
Forfeited	(1,000)	2.15	n/a	n/a
Outstanding at 7/31/2016	384,750	$1.46	1.89	$1,408,027
Exercisable at 7/31/2016	384,750	$1.46	1.89	$1,408,027

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $1.96 at July 31, 2016.

2010 Equity Incentive Plan

The Board of Directors adopted the ARI Network Services, Inc. 2010 Equity Incentive Plan (as amended, the “2010 Plan”) on November 9, 2010. The plan was approved by the Company's shareholders in December 2010, and amendments to the 2010 Plan were approved by the Company’s shareholders in January 2014. The 2010 Plan is the successor to the Company’s 2000 Plan. There are 1,850,000 shares of Company common stock authorized for issuance under the 2010 Plan. Potential awards under the 2010 Plan include incentive stock options and non-statutory stock options, shares of restricted stock or restricted stock units, stock appreciation rights (“SARs”), and shares of common stock.  Up to 1,525,000 of the shares authorized for issuance under the 2010 Plan may be used for common stock, restricted stock or restricted stock unit awards.

The exercise price for options and SARs under the 2010 Plan cannot be less than 100% of the fair market value of the Company’s common stock on the date of grant, and the exercise prices for options and SARs cannot be repriced without shareholder approval, except to reflect changes to the capital structure of the Company as described in the 2010 Plan. The maximum term of options and SARs under the 2010 Plan is 10 years. The 2010 Plan does not have liberal share counting provisions, such as provisions that would permit shares withheld for payment of taxes or the exercise price of stock options to be re-granted under the plan.

Changes in option shares under the 2010 Plan during fiscal 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/2015	434,751	$2.34	7.47	$387,964
Granted	-	n/a	n/a	n/a
Exercised	(57,500)	1.40	n/a	n/a
Forfeited	(19,625)	1.86	n/a	n/a
Outstanding at 7/31/2016	357,626	$2.52	6.95	$930,816
Exercisable at7/31/2016	287,626	$2.33	6.75	$802,666

The range of exercise prices for options outstanding under the 2010 Plan was $0.59 to $3.61 at July 31, 2016.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during fiscal 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/2015	166,498	$2.99
Granted	-	n/a
Vested	(85,623)	2.81
Forfeited	(10,875)	2.54
Non-vested at 7/31/2016	70,000	$3.29

The weighted average remaining vesting period was 1.47 years at July 31, 2016.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 300,280 and 263,974 of the shares have been issued as of July 31, 2016 and 2015, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year. The Company expensed $39,000 and $31,000 related to the ESPP discount during fiscal 2016 and 2015, respectively.

Restricted Stock

Pursuant to the 2010 Plan, there are 1,525,000 shares authorized for issuance in the form of shares of common stock, restricted stock or restricted stock units. The Company grants restricted stock to its directors as an annual retainer, its officers under the Long Term Equity Bonus Plan (“LTEB”) and from time to time to directors, officers or employees as incentive compensation or, in some cases, as discretionary compensation in place of cash. The Company recognized compensation expense of $310,000 and $263,000 during fiscal 2016 and fiscal 2015, respectively, related to restricted stock expensed over the vesting period. The remaining balance of unrecognized compensation expense related to restricted stock was $383,000 at July 31, 2016.

Changes in unvested restricted shares of common stock under the 2010 Plan were as follows:

	Twelve months ended July 31
	2016	2015
Beginning balance unvested restricted stock	671,211	93,704
Granted	42,359	653,321
Vested	(49,887)	(70,040)
Forfeited	(5,771)	(5,774)
Ending balance unvested restricted stock	657,912	671,211

The Compensation Committee adopted the LTEB for eligible executive officers of the Company effective beginning in fiscal 2013.  In March 2015, the Compensation Committee issued 550,000 shares of restricted stock under the 2010 plan, as payment under the LTEB, which will vest according to the following schedule:

•	30% when the volume-weighted average price of the Company’s common stock for the previous 30 trading day period (the “30-day VWAP”) equals or exceeds trades at or above $6.00
•	20% when the 30-day VWAP equals or exceeds $7.00
•	20% when the 30-day VWAP equals or exceeds $8.00
•	30% when the 30-day VWAP equals or exceeds $9.00

Under the plan described above, a target price must be reached within a four-year period starting on the date of grant for any restricted stock to vest. All unvested restricted stock will be forfeited when the four-year period expires. The initial value of the common stock granted under the LTEB was approximately $350,000, valued using a Monte Carlo Simulation with a 46% volatility rate and a 1.34% risk-free interest rate, and is expensed over the vesting period. The remaining balance of unrecognized compensation expense related to the fiscal 2016 LTEB is $206,000.

10.     Income Taxes

The provision for income taxes is composed of the following (in thousands):

	Twelve months ended July 31
	2016	2015
Current:
Federal	$(52)	$(36)
State	(106)	(54)
Change in valuation allowance	222	(212)
Deferred, net	(1,415)	(509)
Income tax expense	$(1,351)	$(811)

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

A reconciliation between income tax expense and income taxes computed by applying the statutory federal income tax rate of 34% and the state rate of approximately 3% to U.S. based income (loss) before income taxes for the year ended July 31 is as follows (in thousands):

	Twelve months ended July 31
	2016	2015
Computed federal and state income taxes at 37%	$(1,272)	$(805)
Permanent items	(53)	(64)
Change in estimate of valuation allowance	-	(420)
Change in tax law	-	466
Prior year true ups	(5)	-
Other	(21)	12
Income tax expense	$(1,351)	$(811)

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

The Company recorded expense related to a net change in estimate on our valuation allowance related to US deferred tax assets of approximately $420,000, or $0.03 per basic and diluted share related to estimated expiration of the deferred tax assets resulting from the extension of NOL carryforward expirations during fiscal 2015 as a result of our evaluation of the likelihood that our net deferred tax assets will be realized from future taxable income. There was no change in the remaining estimated valuation allowance during fiscal 2016.

The Company has NOLs related to tax losses incurred by its Netherlands operation.  Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years. The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company. This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity. In the opinion of the Company, there is not enough positive evidence to overcome this negative evidence. Therefore, a full valuation allowance of $430,000 and $508,000 are recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at July 31, 2016 and 2015, respectively.

The Company also has an NOL related to a current year tax loss incurred by its India operation.  Under tax laws in India, NOLs are able to be carried forward for a period of eight years. The Company has determined that it is not likely that the net operating loss will be utilized by the Company primarily based on the start-up nature of this operation. Therefore, a full valuation allowance of

$55,000 was recorded, resulting in $0 net deferred tax assets related to the India operation at July 31, 2016.

As of July 31, 2016, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $2,023,000,  $8,326,000 and $1,870,000, respectively, which expire as follows (in thousands):

Twelve months ended July 31,	Federal	State	International
2017	$—	$2,665	$276
2018	—	1,841	145
2019	—	482	—
2020	1,073	3,258	78
2021	—	—	103
2022	—	—	228
2023	—	—	225
2024	4	4	544
2025	—	—	271
2030+	946	75	—
	$2,023	$8,326	$1,870

* Years not shown have no amounts that expire.

Significant components of our deferred tax liabilities and assets as of July 31 were as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$1,617	$2,677
Alternative minimum tax credit carryforwards	298	246
Deferred revenue	2,306	2,525
Software product costs	633	566
Intangible assets	923	689
Other	630	620
Total deferred tax assets	$6,407	$7,323
Valuation allowance for deferred tax assets	(898)	(1,113)
Net deferred tax assets	$5,509	$6,210
Deferred tax liabilities:
Goodwill	(1,215)	(720)
Net deferred taxes	$4,294	$5,490

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis. We determined that the Company did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of July 31, 2016 and 2015. We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary. Fiscal years subsequent to 2012 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

11.     Employee Benefit Plan

ARI has a qualified retirement savings plan (the “401(k) Plan”) covering its employees. Each employee may elect to reduce his or her current compensation by up to 50%, up to a maximum of $18,000  ($24,000 over age 50) in calendar years 2016 and 2015 (subject to adjustment in future years) and have the amount of the reduction contributed to the 401(k) Plan. Company contributions to the 401(k) Plan are at the discretion of the Board of Directors. The Company contributes $0.50 per $1.00 contributed by the employees with a maximum of 4% of an employee’s salary. The Company contributed $352,000 and $258,000 to the 401(k) Plan related to matching of employee contributions during fiscal 2016 and 2015, respectively.

12.     Shareholders’ Equity

On May 12, 2015, the Company completed an underwritten public offering pursuant to which it sold 1,760,000 shares of its common stock at a price to the public of $3.00 per share. The Company received net proceeds of approximately $4,700,000 from the sale, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

13.     Litigation

The Company had no material litigation-related contingent liabilities as of July 31, 2016 or 2015.