Form 10-Q
period 2016-10-31
ARI NETWORK SERVICES INC /WI
filed 2016-12-15
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

YES  ☐      NO  ☑

As of December  8, 2016, there were  17,460,032  shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	October 31	July 31
	2016	2016
ASSETS
Cash and cash equivalents	$5,617	$5,118
Trade receivables, less allowance for doubtful accounts of $175
and $211 at October 31, 2016 and July 31, 2016, respectively	1,817	1,942
Work in process	73	132
Prepaid expenses and other	682	781
Deferred income taxes	2,892	3,182
Total current assets	11,081	11,155
Equipment and leasehold improvements:
Computer equipment and software for internal use	3,579	3,575
Leasehold improvements	639	639
Furniture and equipment	2,591	2,544
Total equipment and leasehold improvements	6,809	6,758
Less accumulated depreciation and amortization	(4,437)	(4,237)
Net equipment and leasehold improvements	2,372	2,521
Capitalized software product costs:
Amounts capitalized for software product costs	25,384	24,774
Less accumulated amortization	(20,265)	(19,743)
Net capitalized software product costs	5,119	5,031
Deferred income taxes	1,123	1,112
Other intangible assets	7,518	7,890
Goodwill	21,634	21,634
Total non-current assets	37,766	38,188
Total assets	$48,847	$49,343

LIABILITIES
Current portion of long-term debt	$2,510	$2,417
Current portion of contingent liabilities	273	331
Accounts payable	785	718
Deferred revenue	5,818	6,763
Accrued payroll and related liabilities	2,327	1,817
Accrued sales, use and income taxes	252	297
Other accrued liabilities	707	677
Current portion of capital lease obligations	50	50
Total current liabilities	12,722	13,070
Long-term debt	6,031	6,658
Long-term portion of contingent liabilities	—	60
Capital lease obligations	51	63
Other long-term liabilities	155	166
Total non-current liabilities	6,237	6,947
Total liabilities	18,959	20,017

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at October 31, 2016 and July 31, 2016, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at October 31, 2016 and July 31, 2016, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 17,445,532 and 17,310,763 shares issued and outstanding at October 31, 2016 and July 31, 2016, respectively	17	17
Additional paid-in capital	115,571	115,364
Accumulated deficit	(85,694)	(86,050)
Other accumulated comprehensive income	(6)	(5)
Total shareholders' equity	29,888	29,326
Total liabilities and shareholders' equity	$48,847	$49,343

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended October 31
	2016	2015
Net revenue	$12,272	$11,737
Cost of revenue	2,289	2,069
Gross profit	9,983	9,668
Operating expenses:
Sales and marketing	2,687	2,765
Customer operations and support	2,755	2,446
Software development and technical support (net of capitalized software product costs)	1,256	1,255
General and administrative	1,942	1,785
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	575	609
Net operating expenses	9,215	8,860
Operating income	768	808
Other income (expense):
Interest expense	(108)	(112)
Other, net	1	(8)
Total other income (expense)	(107)	(120)
Income before provision for income tax	661	688
Income tax expense	(305)	(299)
Net income	$356	$389

Weighted average common shares outstanding:
Basic	17,424	17,152
Diluted	17,929	17,604

Net income per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)
	Three months ended October 31
	2016	2015
Net income	$356	$389
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(2)
Total other comprehensive income (loss)	(1)	(2)
Comprehensive income	$355	$387

                             See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three months ended October 31
	2016	2015
Operating activities:
Net income	$356	$389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	522	496
Amortization of deferred loan fees and imputed interest expense	10	5
Depreciation and other amortization	575	610
Gain on change in fair value of earn-out receivable and payable	-	8
Provision for bad debt allowance	(6)	25
Deferred income taxes	279	293
Stock based compensation	149	115
Net change in assets and liabilities:
Trade receivables	131	(102)
Work in process, prepaid expenses and other	135	115
Accounts payable	67	71
Deferred revenue	(945)	(700)
Accrued payroll and related liabilities	519	435
Accrued taxes and other accrued liabilities	(26)	(25)
Net cash provided by operating activities	$1,766	$1,735
Investing activities:
Purchase of equipment, software and leasehold improvements	(51)	(167)
Cash paid for contingent liabilities related to acquisitions	(121)	(125)
Software development costs capitalized	(610)	(373)
Net cash used in investing activities	$(782)	$(665)
Financing activities:
Payments on long-term debt	$(541)	$(151)
Payments of capital lease obligations	(12)	(65)
Proceeds from exercise of common stock options and warrants	72	43
Net cash used in financing activities	$(481)	$(173)
Effect of foreign currency exchange rate changes on cash	(4)	(2)
Net change in cash and cash equivalents	499	895
Cash and cash equivalents at beginning of period	5,118	2,284
Cash and cash equivalents at end of period	$5,617	$3,179
Cash paid for interest	$103	$113
Cash paid for income taxes	$123	$13

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

Basis of Presentation

These consolidated financial statements include the consolidated financial statements of ARI and its wholly-owned subsidiaries, ARI Europe B.V. and ARI Network Services Pvt. Ltd. and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We eliminated all significant intercompany balances and transactions in consolidation. All other adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Fiscal Year

Our fiscal year ends on July 31. References to fiscal 2017, for example, refer to the fiscal year ending July 31, 2017, and references to fiscal 2016 refer to the fiscal year ended July 31, 2016.

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

No single customer accounted for 10% or more of ARI’s revenue during the three months ended October 31, 2016 or 2015.

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

Legal Provisions

ARI may periodically be involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP. We had no legal provisions during the three months ended October 31, 2016 or 2015 and management believes that the results of any outstanding litigation will not have a material impact on the Company’s financial condition or results of operations.

Supplemental Cash Flow Information

The following table shows cash flow information related to non-cash investing and financing activities (in thousands):

	Three months ended October 31
	2016	2015
Non-cash investing and financing activities
Issuance of common stock related to payment of contingent liabilities	$-	$60
Cashless exercise of common stock warrants	-	46
Current assets acquired in connection with acquisitions	-	32
Accrued liabilities assumed in connection with acquisitions	-	53
Contingent liabilities incurred in connection with acquisition	-	(62)

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

The following table is a reconciliation of basic and diluted net income per common share (in thousands, except per share data):

	Three months ended October 31
	2016	2015

Net income	$356	$389

Weighted-average common shares outstanding	17,424	17,152
Effect of dilutive stock options and warrants	505	452
Diluted weighted-average common shares outstanding	17,929	17,604

Net income per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	-	-

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

The Modification Agreement included credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of November 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019.

On November 1, 2016, in connection with the Company’s acquisition of Auction123123, Inc. (“Auction123”), the Company entered into the Second Loan Modification Agreement with SVB.  See Note 8, Subsequent Events for details relating to the acquisition of Auction123and the SVB Second Loan Modification Agreement.

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime Rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below based on the Total Leverage Ratio, as defined in the Modification Agreement. The Company had $0 outstanding on the revolving credit facility and the effective interest rate was 4.00% at October 31, 2016, based upon a prime rate of 3.50%.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans

>= 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal in respect of any loans made under the revolving facility was required to be paid in its entirety on or before November 30, 2016. Principal in respect of the term loan was required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows: $151,250 commenced on November 1, 2014 through August 1, 2016; $226,875 commencing on November 1, 2016 through August 1, 2017; and $302,500 commencing on November 1, 2017 through August 1, 2019. All remaining principal in respect of the term loan was due and payable on September 30, 2019. The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $61,000.  Following July 31, 2015, the Modification Agreement required the Company to make additional payments in the amount of 25% of excess cash flow, as defined in the agreement, until the Company’s Total Leverage Ratio is less than 2.00 to 1.00.

The Modification Agreement contained covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.00 to 1.00 and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Modification Agreement) equal to or greater than 1.25 to 1.00. The Total Leverage Ratio was 1.04 and the Fixed Charge Ratio was 1.90 for the twelve months ended October 31, 2016.  The Modification Agreement also contained customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Modification Agreement. All SVB loans are secured by a first priority security interest in substantially all assets of the Company.

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

DCi Promissory Note

In connection with the acquisition of Direct Communications Inc. (“DCi”), on July 13, 2015, the Company issued a promissory note (the “DCi Note”) in the aggregate principal amount of $2,000,000 to the former owners of DCi. The principal amount of the DCi Note was reduced by approximately $64,000 as a result of post-closing adjustments to the estimated valuation of the net assets acquired, pursuant to the terms of the asset purchase agreement. The DCi Note initially accrues interest on the outstanding unpaid principal balance at a rate per annum equal to 4.0%. Accrued interest on the DCi Note is due and payable quarterly commencing on October 13, 2015 and continuing on each 90th calendar day thereafter, until July 13, 2019, at which time all accrued interest and outstanding principal balance will be due and payable in full. The first four payments due and payable under the DCi Note were interest only payments, and payments of principal and interest commenced on October 13, 2016. The payments are subject to acceleration upon certain Events of Default, as defined in the DCi Note.

The following table sets forth certain information related to the Company’s long-term debt as of October 31, 2016 and July 31, 2016 (in thousands):

	October 31	July 31
	2016	2016
Notes payable principal	$8,626	$9,168
Less debt issuance costs	(85)	(93)
Less current maturities	(2,510)	(2,417)
Notes payable - non-current	$6,031	$6,658

Minimum principal payments due on the SVB Term Note, the TCS Notes and the DCi Note as of October 31, 2016 were as follows for the fiscal years ending (in thousands):

Fiscal year ending July 31:	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2017	$681	$728	$467	$1,876
2018	1,134	1,014	645	2,793
2019	1,210	261	671	2,142
2020	1,815	—	—	1,815
	$4,840	$2,003	$1,783	$8,626

4. Contingent Liabilities

Consideration for the April 2015 TASCO acquisition included a $138,000 (as adjusted) holdback which was paid in April 2016.

Consideration for the September 2014 TCS acquisition includes a contingent earn-out purchase price, originally contingent upon the attainment of specific revenue goals. The fair value of the earn-out was originally estimated at $711,000.  On March 7, 2016, the TCS Asset Purchase Agreement was amended in relation to the contingent earn-out, whereas four quarterly payments of $120,905 commenced on December 31, 2015, followed by four quarterly payments of $70,000, commencing December 31, 2016. Payments for the quarter ended October 31, 2015 included the final earn-out payment related to the Ready2Ride acquisition, composed of $125,000 and 15,000 shares of common stock.

The following table shows changes in the holdback and earn-out payable related to the TCS and TASCO acquisitions (in thousands):

	Three months ended October 31
	2016	2015
Beginning balance	$391	$1,116
Adjustments	-	(62)
Payments	(121)	(186)
Imputed interest recognized	3	8
Gain on change in fair value of earn-out	-	8
Ending balance	$273	$884
Less current portion	$(273)	$(639)
Ending balance, long-term	$0	$245

The following table shows the remaining estimated payments of contingent liabilities related to the TCS acquisition at October 31, 2016, (in thousands):

2017	$210
2018	70
Total estimated payments	280
Less imputed interest	(7)
Present value of contingent liabilities	$273

5. Other Intangible Assets

Amortizable intangible assets include customer relationships and other intangibles including trade names and non-compete agreements. Amortizable intangible assets are composed of the following at October 31, 2016 and 2015 (in thousands):

	Three months ended October 31, 2015			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$11,947	$(4,418)	$7,529
Activity	-	(285)	(285)
Ending balance	$11,947	$(4,703)	$7,244	11.84

Other intangibles
Beginning balance	$3,203	$(616)	$2,587
Activity	-	(112)	(112)
Ending balance	$3,203	$(728)	$2,475	3.09

Total intangibles
Beginning balance	$15,150	$(5,034)	$10,116
Activity	-	(397)	(397)
Ending balance	$15,150	$(5,431)	$9,719	11.13

	Three months ended October 31, 2016			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$11,727	$(5,558)	$6,169
Activity	-	(263)	(263)
Ending balance	$11,727	$(5,821)	$5,906	11.70

Other intangibles
Beginning balance	$2,739	$(1,018)	$1,721
Activity	-	(109)	(109)
Ending balance	$2,739	$(1,127)	$1,612	8.37

Total intangibles
Beginning balance	$14,466	$(6,576)	$7,890
Activity	-	(372)	(372)
Ending balance	$14,466	$(6,948)	$7,518	10.98

6. Stock-based Compensation Plans

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. The Company recognized a benefit for stock option compensation $5,000 in the first quarter of fiscal 2017 due to forfeitures, and expense of $24,000 for the quarter ended October 31, 2015. There was approximately $22,000 and $112,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of October 31,  2016 and 2015, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the periods presented.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

Three months ended October 31,
2016
Expected life (years)	n/a
Risk-free interest rate	n/a
Expected volatility	n/a
Expected forfeiture rate	11.1%
Expected dividend yield	-
Weighted-average estimated fair value per
share of options granted during the year	n/a
Cash received from the exercise
of stock options	$5,000

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

Changes in option shares under the 2000 Plan during the three months ended October 31, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/2016	384,750	$1.46	1.89	$1,408,027
Granted	-	n/a	n/a	n/a
Exercised	-	n/a	n/a	n/a
Forfeited	-	n/a	n/a	n/a
Outstanding at 10/31/2016	384,750	$1.46	1.64	$1,350,314
Exercisable at 10/31/2016	384,750	$1.46	1.64	$1,350,314

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $1.96 at October 31, 2016.

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

Changes in option shares under the 2010 Plan during the three months ended October 31, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/2016	357,626	$2.52	6.95	$930,816
Granted	-	n/a	n/a	n/a
Exercised	(1,250)	3.61	n/a	n/a
Forfeited	(13,750)	3.31	n/a	n/a
Outstanding at 10/31/2016	342,626	$2.48	6.25	$852,672
Exercisable at 10/31/2016	292,626	$2.34	6.25	$768,884

The range of exercise prices for options outstanding under the 2010 Plan was $0.59 to $3.54 at October 31, 2016.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the three months ended October 31, 2016 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/2016	70,000	$3.29
Granted	-	n/a
Vested	(6,250)	3.20
Forfeited	(13,750)	3.31
Non-vested at 10/31/2016	50,000	$3.29

The weighted average remaining vesting period was 0.96 years at October 31, 2016.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 300,280 and 263,974 of the shares have been issued as of October 31,  2016 and 2015, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year. The Company expensed $13,000 and $20,000 during the three months ended October 31, 2016, and 2015 related to the ESPP discount.

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

In March 2015, the Compensation Committee issued 550,000 shares of restricted stock under the LTEB, which will vest according to the following schedule:

•	30% when the volume weighted average price of the Company’s common stock for the previous 30-day trading period (the “30-day VWAP”) equals or exceeds $6.00
•	20% when the 30-day VWAP equals or exceeds $7.00
•	20% when the 30-day VWAP equals or exceeds $8.00
•	30% when the 30-day VWAP equals or exceeds $9.00

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

Restricted stock granted under the 2010 plan during fiscal 2017 was valued using the market price on the date of grant. The Company recognized compensation expense of $142,000 and $73,000 during the three months ended October 31,  2016 and 2015, respectively, related to all restricted stock. The remaining balance of unrecognized compensation expense related to restricted stock was $750,000 and $462,000 at October 31, 2016 and 2015, respectively.

Changes in unvested restricted shares of common stock under the 2010 Plan during the three months ended October 31,  2016 and 2015 were as follows:

	Three months ended October 31
	2016	2015
Beginning balance unvested restricted stock	657,912	671,211
Granted	102,720	-
Vested	(6,474)	(6,474)
Forfeited	(2,534)	(5,460)
Ending balance unvested restricted stock	751,624	659,277

7. Income Taxes

The provision for income taxes for the three months ended October 31, 2016 and 2015 is composed of the following (in thousands):

	Three months ended October 31
	2016	2015
Current:
Federal	$—	$—
State	(25)	(6)
Deferred, net	(280)	(293)
Income tax expense	$(305)	$(299)

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

The Company also has NOLs related to tax losses incurred by its Netherlands operation. Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years. The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company. This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity. In the opinion of the management of the Company, there is not enough positive evidence to overcome this negative evidence. Therefore, a full valuation allowance of $437,000 and $531,000 is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at October 31, 2016 and 2015.

The Company also has an NOL related to tax losses incurred by its India operation, which began operations in the second quarter of fiscal 2016. Under tax laws in India, NOLs are able to be carried forward for a period of eight years. The Company has determined that it is not likely that the net operating loss will be utilized by the Company primarily based on the start-up nature of this operation. Therefore, a full valuation allowance of $61,000 was recorded, resulting in $0 net deferred tax assets related to the India operation at October 31, 2016.

As of October 31, 2016, the Company had accumulated NOLs for federal, state and international tax purposes of approximately $2,115,000, $8,377,000 and $1,918,000, respectively.

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis. We determined that ARI did not have any significant risk related to income tax expense and therefore no amounts were reserved for uncertain tax positions as of October 31, 2016 or 2015. We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary. Fiscal years subsequent to 2012 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

8.  Subsequent Events

Acquisition of Auction123, Inc.

On November 1, 2016, the Company acquired substantially all of the assets of Auction123, Inc. (“Auction123”), a leading provider of software and services to help dealers in selected vertical markets manage and feed inventory information to online marketplaces to drive more sales and leads.  Auction123 serves several vertical markets including automotive dealers, powersports, recreational vehicles and marine.  Consideration for the acquisition (the "Company Purchase Price") included, (1) a cash payment equal to $10,500,000; and (2) a contingent earn-out purchase price payable in two installments and contingent upon the attainment of specific revenue goals related to a specific customer.  The earn-out has a maximum payout of $1,500,000.  The purchase price will be adjusted based on the net asset value on the closing balance sheet being above or below the targeted amount.

The acquisition was funded from cash on hand and an increase in our term loan.  Due to the timing of the acquisition, the opening balance sheet and pro-forma information is not complete as of the date of this report.

Loan Modification

On November 1, 2016, the Company entered into the Second Loan Modification Agreement, dated November 1, 2016, by and among SVB and the Company (the "Second Modification Agreement"). The Second Modification Agreement amends the Agreements with SVB dated April 26, 2013 and September 30, 2014.

The Second Modification Agreement includes credit facilities consisting of $3,000,000 revolving credit facility with a maturity date of September 30, 2018 and a $13,000,000 term loan with a maturity date of November 1, 2021. This term loan is an amendment to the existing $6,050,000 term loan with a maturity date of September 30, 2019.

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below determined based on the Total Leverage Ratio.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans
> 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <=2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before September 30, 2018.  Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows:  $325,000 commencing on February 1, 2017 through November 1, 2018; $487,500 commencing on February 1, 2019 through November 1, 2019; and $650,000 commencing on February 1, 2020 through August 1, 2021.  All remaining principal in respect of the term loan is due and payable on November 1, 2021.  The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $260,000.  Following July 31, 2018, the Second Modification agreement requires the Company to make additional payments in the amount of 50% of excess cash flow until the Company’s Total Leverage Ratio is less than 2.00 to 1.00 and 25% of excess cash flow until the Company’s Total Leverage Ratio is less than 1.25 to 1.00.

The Second Modification Agreement contains covenants that restrict, among other things and subject to certain conditions, the ability of the Company to permit a change of control, incur debt, create liens on its assets, make certain investments, enter into merger or acquisition transactions and make distributions to its shareholders. Financial covenants include the maintenance of a minimum Total Leverage Ratio equal to or less than 3.00 to 1.00 through the period ending December 31, 2017 and 2.50 to 1.00 thereafter, and the maintenance of a Fixed Charge Coverage Ratio (as defined in the Agreement) equal to or greater than 1.25 to 1.00. The Agreement also contains customary events of default that, if triggered, could result in an acceleration of the Company’s obligations under the Agreement.  The loans are secured by a first priority security interest in substantially all assets of the Company.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three months ended October 31, 2016 and 2015, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q. All amounts are in thousands, except per share data. This discussion, including, without limitation, the section titled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2015, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

As a subscription-based, recurring revenue (RR) business, the most important drivers of future growth are nurturing and defending our customer base; developing and selling additional products to our existing customer base; and acquiring new customers. We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance fees, support fees and hosting fees. We define churn as the percentage of RR that does not renew. RR increased 7.4%, or $789,000 to 93.7% of total revenue for the quarter ended October 31, 2016, compared to the same period last year. To experience further growth in RR, we will continue to develop and deploy innovative new solutions. We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products. The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our subscriber base of dealers and our average revenue per dealer (ARPD), an important measure for a subscription-based business. We have recently developed a number of new features, upgrades and products, including the following:

Lead Generation and eCommerce Website Platforms

o

ARI Responsive Website Platform Development – we continued development and launched our next generation Responsive Design website platform, completing the first phase including advanced design capabilities, lead generation capabilities, and scalable website production tooling, among other market leading capabilities.

eCatalog Platforms

o

Data Manager RT™ Development – We completed development and released to market our next generation of Data Manager™, our OEM parts product information management software. This next-generation platform provides OEMs with reduced publishing costs and time to market through real-time publishing, ensuring end users have access to the most accurate and rich part and service content across ARI’s software ecosystem.

o

PartStream™ Development – We developed and released a comprehensive upgrade to PartStream™, our leading Business-to-Consumer OEM parts shopping application, that now makes the application fully Responsive – providing customers a beautiful and intuitive parts shopping experience across all devices.

Digital Marketing Services

º

Extended Digital Marketing Services Packages Available – We developed and launched extended Digital Advertising and Email Marketing packages, providing our customers with additional curated service packages that meet the demands of their unique business.

These product enhancements are designed to automate and enhance the marketing, sales and servicing activities for our customers in order to help them sell and service more parts, garments, accessories and whole goods.

Differentiate our content.

We believe we have the largest library of replacement part, major unit, and PG&A content in the vertical markets we serve. However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire. We strive to deliver more value to our customers through the enrichment of our content and during fiscal 2017 have made the following enhancements:

o

PG&A Content Addition and Expansion – We’ve secured and authored product content for two market-leading distributor catalogs in our Marine and Home Medical Equipment markets, exponentially increasing the total number or e-commerce products available to sell in those markets.

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

On November 1, 2016, we acquired Auction123, Inc. (“Auction123”), which will accelerate ARI’s growth in our existing vertical markets, as well as introduce ARI into the automotive dealer market.  Auction123 has been a leader in online marketing solutions, inventory management and website development solutions for dealers in selected vertical markets. Their award-winning web-based software offers tight and seamless integration between the dealer management system (DMS), the dealer’s website, eBay Motors, Craigslist, Facebook and other third-party classified websites.

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

In order to achieve sustained double-digit organic growth, we not only need to execute the growth strategies described above, we must also retain our existing customers. In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer. Accordingly, customer churn is an important metric we track and manage. We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our product within our customers’ operations. Our customer churn improved from 15.8% during the twelve months ended October 31, 2015 to 14.5% during the same period this year. We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

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

From the program’s inception through November 1, 2016, we have closed 17 acquisitions. A summary of some of our most recent acquisitions is as follows:

Acquisition	Date	Strategy
Auction123, LLC*	November 2016	▪	Expand our position in the automotive industry
Direct Communications Inc.	July 2015	▪	A leading provider of electronic catalog and content in the AAPS industry
TASCO Corporation (and affiliated Signal	April 2015	▪	Extend business management software platform in the ATW market
Extraprise Corporation)
Tire Company Solutions, LLC	September 2014	▪	Consolidate website position and add new business management software in the ATW market
DUO Web Solutions	November 2013	▪	A leading provider of social media and online digital marketing services in the powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and DME industries
		▪	New award-winning website platform
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the powersports industry
--------------------------------------------------------
* Acquisition completed November 1, 2016 (see Note 8, Subsequent Events).

Summary of Operating Results

Total revenue increased 4.6%, or $535,000, to $12,272,000 for the three months ended October 31, 2016 from $11,737,000 for the same period last year. Recurring revenue increased 7.4% to $11,498,000 during the three months ended October 31, 2016, compared to $10,709,000 during the same period last year. Recurring revenue constituted 93.7% of our total revenue for the three months ended  October 31, 2016 compared to 91.2% for the same period last year. The growth in year-over-year revenue was entirely organic, primarily in the lead generation and eCommerce solutions and the digital marketing solutions.

Operating income decreased 5.0%, or $40,000, from $808,000 for the three months ended October 31, 2015 to $768,000 for the same period this year. Net operating expenses increased 4.0% or $355,000 during the three month period ended October 31, 2016, compared to the same period last year, primarily due to legal and accounting fees related to the Auction123 acquisition and operating expenses for the India operation, which began in the second quarter of fiscal 2016. Net income was $356,000, or $0.02 per share, for the three months ended October 31, 2016, compared to $389,000, or $0.02 per share, for the same period last year.

Cash provided by operations increased slightly from $1,735,000 for the three months ended October 31, 2015 to $1,764,000 for the same period this year.

Revenue

The following table summarizes our product revenue and RR and non-recurring revenue (in thousands):

	Three months ended October 31
	2016	% of Total	2015	% of Total	% Change
Lead Generation and eCommerce Websites	$6,268	51.1%	$5,868	50.0%	6.8%
eCatalog Services	4,430	36.1%	4,515	38.5%	(1.9)%
Business Management Software	675	5.5%	809	6.9%	(16.6)%
Digital Marketing Solutions	708	5.8%	356	3.0%	98.9%
Other Revenue	191	1.5%	189	1.6%	1.1%
Total revenue	$12,272	100.0%	$11,737	100.0%	4.6%

Recurring revenue	11,498	93.7%	10,709	91.2%	7.4%
Non-recurring revenue	774	6.3%	1,028	8.8%	(24.7)%
Total revenue	$12,272	100.0%	$11,737	100.0%	4.6%

Total revenue increased 4.6% to $12,272,000 and RR increased 7.4% to $11,498,000 for the three months ended October 31, 2016, compared to the same period last year. RR represented 93.7% of total revenue for the first three months of fiscal 2017, versus 91.2% for the same period in fiscal 2016. We continue to focus on maintaining recurring revenue of over 90%.

Lead Generation and eCommerce Website Revenue

Our lead generation and eCommerce website solutions generate revenue from one-time setup and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees. Our lead generation and eCommerce website solutions are typically sold as one year, renewable contracts with monthly payment terms. We estimate that we currently host and maintain more than 7,000 websites for dealers in all of our vertical markets. Lead generation and eCommerce website solutions have become ARI’s largest source of revenue and accounted for 51.1% of total revenue during the three months ended October 31, 2016. Lead generation and eCommerce revenue increased 6.8%  from  $5,868,000 for the three months ended October 31, 2015, to $6,268,000 for the same period this year as a result of organic growth. We anticipate that our web platforms will continue to be one of the Company’s largest sources of revenue growth.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. eCatalog is our second largest source of revenue, representing 36.1% of total revenue during the three months ended October 31, 2016. eCatalog revenue decreased 1.9%  from $4,515,000 during the three months ended October 31, 2015 to $4,430,000 for the same period this year, primarily due to a decrease in non-recurring professional services revenue. The catalog content provided in our eCatalog solutions helps to drive sales growth in our website and lead management solutions, as well as continuing to drive organic growth in other areas of the business.  Management expects eCatalog RR to increase at a low organic growth rate as the Company already has strong market share with this product.

Business Management Software Revenue

Business management software revenue is generated from perpetual one-time license and installation fees for the software, along with recurring maintenance, support and hosting fees for our SaaS version.  Revenue from business management software represented 5.5% of total revenue for the three months ended October 31, 2016. Business management software revenue decreased 16.6% from $809,000 for the three months ended October 31, 2015 to $675,000 for the same period this year. The decrease in business management software revenue was primarily due to a decline in non-recurring perpetual license and professional service fees. Management expects fluctuations in non-recurring business management software revenue due to the timing of sales and professional service contracts.

Digital Marketing Revenue

Revenues from our Digital Marketing Solutions are generated from set-up fees and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements. We derived 5.8% of our revenues from Digital Marketing Services for the three months ended October 31, 2016. Digital marketing revenue increased 98.9%, from $356,000 during the three months ended October 31, 2015 to $708,000 during the same period this year, primarily due to organic growth in RR. Management expects digital marketing revenue to continue to see high double digit growth in fiscal 2017 as this service offering is a relatively new offering and is complementary to our other products, allowing us to expand within our current markets and current customers.

Other Revenue

We also offer a suite of complementary solutions, which include software, professional services and hosting services. Other revenue, which is primarily non-recurring in nature, represented approximately 1.5% of total revenue for the three months ended October 31, 2016, and was relatively consistent with the same quarter last year. Revenue from non-recurring professional services will fluctuate from period to period based on the timing of custom projects, which the Company has intentionally de-emphasized these projects as it focuses more on RR.

Recurring Revenue

RR is one of the most important growth drivers of our business and represented 93.7% of total revenue for the three months ended October 31, 2016. Increasing the percentage of our revenues that are recurring, while at the same time reducing the rate of customer churn, enhances our ability to generate profitable growth. Our subscription-based SaaS and DaaS products generate higher margins than our non-recurring products and services, and the incremental cost of selling these products to new dealers (we refer to these as new “logos”) is relatively low. Reducing the rate of our customer churn, which is the percentage of RR that does not renew, helps drive organic growth as it allows for a greater percentage of our new logos to be incremental to the top line (versus making up for lost logos) and also increases the base upon which we can apply price increases and sell additional products and features.

We generate RR from each of our primary product categories from monthly license, subscription, maintenance and support fees. RR increased 7.4% from $10,709,000 during the three months ended October 31, 2015, to $11,498,000 during the same period this year, primarily due to organic growth in our Lead Generation and eCommerce Website and Digital Marketing solutions. We expect Lead Generation and eCommerce Website RR to continue to be our largest contributor to RR growth in fiscal 2017.

Non-recurring Revenue

Non-recurring revenue is generated from one-time perpetual license fees from our business management offerings, certain offerings within the Company’s digital marketing services, professional services related to software customization and data conversion, usage fees charged on our RR products, set-up fees and other complementary products and services. Total non-recurring revenue decreased 24.7% from $1,028,000 during the three months ended October 31, 2015, to $774,000 during the same period this year, primarily due to decreased professional services and perpetual license revenue. Our goal is to maintain non-recurring revenue of less than 10% of total revenue, as the margins on this revenue tends to be lower than our RR products. Furthermore, non-recurring revenue must be resold each year.

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

The table below breaks out cost of revenue into each of these three categories (in thousands):

	Three months ended October 31
		% of		% of
	2016	Revenue	2015	Revenue	% Change
Net revenues	$12,272		$11,737		4.6%
Cost of revenues:
Amortization of capitalized software costs	522	4.3%	496	4.2%	5.2%
Direct labor	785	6.4%	642	5.5%	22.3%
Other direct costs	982	8.0%	931	7.9%	5.5%
Total cost of revenues	2,289	18.7%	2,069	17.6%	10.6%
Gross profit	$9,983	81.3%	$9,668	82.4%	3.3%

Gross profit was $9,983,000 or 81.3% of revenue for the three months ended October 31, 2016, compared to $9,668,000 or 82.4% of revenue for the same period last year. Amortization of capitalized software costs as a percentage of revenue increased slightly from 4.2% for the three months ended October 31, 2015, to 4.3% for the same period this year. Direct labor costs as a percentage of revenue increased 22.3% for the three months ended October 31, 2016, compared to the same period last year primarily due to: (i) an increase in our digital marketing revenue, which has higher direct costs than our other products; (ii) an increase in website implementations; and (iii) the migration of customer websites in an effort to consolidate our customers to the product most suited to their industry and consolidate our website platforms. Other direct costs as a percentage of revenue increased slightly from 7.9% for the three months ended October 31, 2015,  to 8.0% for the same period this year,  primarily due to increased third party costs associated with our digital marketing offerings. The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold.

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

The following table summarizes our operating expenses by expense category (in thousands):

	Three months ended October 31
		% of		% of	%
	2016	Revenue	2015	Revenue	Change
Sales and marketing	$2,687	21.9%	$2,765	23.6%	(2.8)%
Customer operations and support	2,755	22.4%	2,446	20.8%	12.6%
Software development and technical support	1,256	10.3%	1,255	10.7%	0.1%
General and administrative	1,942	15.8%	1,785	15.2%	8.8%
Depreciation and amortization (1)	575	4.7%	609	5.2%	(5.6)%
Net operating expenses	$9,215	75.1%	$8,860	75.5%	4.0%

(1) Exclusive of amortization of software products of $522 and $496 for the three months ended October 31, 2016 and 2015, respectively, which are included in cost of revenue.

Net operating expenses increased 4.0%, or $355,000, for the three months ended October 31, 2016, compared to the same period last year. The increase in net operating expenses was primarily due to operating costs to support our growth in revenue, operating costs for the new India operation and acquisition costs for the Auction123 acquisition, which was completed November 1, 2016. Net operating expenses as a percentage of revenue decreased from 75.5% for the three months ended October 31,  2015, to 75.1% for the same period this year. Management expects net operating expenses to continue to decline as a percentage of total revenue to the extent the Company continues to leverage growth in its core RR products, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense decreased 2.8%, or $78,000, during the three months ended October 31, 2016,  compared to the same period last year. Sales and marketing expense as a percentage of revenue decreased from 23.6% of revenue for the three months ended October 31, 2015 to 21.9% for the same period in fiscal 2017. This decrease is due to the growth in our RR base, which requires much less resources to renew. Management expects sales and marketing expense as a percentage of revenue to be flat or down as RR continues to grow.

Customer Operations and Support

Customer operations and support expense increased 12.6%, or $309,000, during the three months ended October 31, 2016, compared to the same period last year, primarily due to the expenses associated with the India operation. Customer operations and support expense as a percentage of revenue increased from 20.8% of revenue for the three months ended October 31, 2015 to 22.4% during the same period this year. The customer operations and support functions of an acquired business typically take longer to fully integrate due to merging software platforms, help desks and customer hosting systems in order to operate more efficiently. Management expects customer operations and support expenses to decline as a percentage of revenue over time, to the extent we continue to integrate these areas into our operations and we supplement labor capacity in our India office, while RR continues to grow.

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

Software development and technical support costs were relatively the same for the three months ended October 31, 2016 and 2015. During the first quarter of fiscal 2017, we capitalized $451,000 of software development labor, overhead and interest expense, versus

$258,000 during the first quarter of fiscal 2016. The increase was a result of two significant product initiatives that escalated in the second quarter of fiscal 2016 as well as the commencement of development work from resources in our India office. In addition to internal capitalized software costs, we had outsourced development costs of $159,000 during the first fiscal 2017 and $115,000 during the first quarter of fiscal 2016. We devoted much of these resources to a major upgrade of our website and e-Catalog publishing products during both fiscal 2016 and 2017.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period-to-period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 8.8%, or $157,000, during the three months ended October 31, 2016, compared to the same period last year, primarily due to legal fees and accounting fees related to the Auction123 acquisition. General and administrative expense as a percentage of revenue increased from 15.2% of revenue for the first quarter of fiscal 2016 to 15.8% for the same period in fiscal 2017. Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business, although additional acquisitions or other transactions could result in elevated general and administrative expense in future periods.

Other Income and Expense

The table below summarizes the components of other income and expenses (in thousands):

	Three months ended October 31
	2016	2015	% Change
Interest expense	$(108)	$(112)	(3.6)%
Other, net	1	(8)	(112.5)%
Total other income (expense)	$(107)	$(120)	(10.8)%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and imputed interest on contingent liabilities. Interest and other expense decreased 10.8%, or $13,000, during the three months ended October 31, 2016,  compared to the same period last year, primarily due to payments on our debt obligations and contingent liabilities.

Income Taxes

The Company has net deferred tax assets of $4,015,000 as of October 31, 2016, primarily consisting of net operating loss carryforwards (“NOLs”) and book to tax temporary differences. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets. Income tax expense, if any, does not represent a significant current cash obligation, as we continue to have NOLs to offset substantially all of the taxable income.

We had income tax expense of $305,000 during the three months ended October 31, 2016, compared to $299,000 during the same period last year. We paid income taxes of $123,000 and $13,000 during the three months ended October 31, 2016 and 2015, respectively, primarily related to statutory alternative minimum taxes. Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our India and Netherlands operations. We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to our international operations at October 31, 2016 and 2015.

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

The table below presents the reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	Three months ended October 31
	2016	2015
Net income	$356	$389
Interest expense	108	112
Amortization included in cost of sales	522	496
Depreciation and amortization	575	609
Income tax expense	305	299
EBITDA	$1,866	$1,905
Stock-based compensation expense	149	115
Adjusted EBITDA	$2,015	$2,020

Revenue	$12,272	$11,737
Adjusted EBITDA as a % of revenue	16.4%	17.2%

Adjusted EBITDA decreased 0.2%, from $2,020,000 during the first quarter of fiscal 2016, to $2,015,000 during the first quarter of fiscal 2017. Adjusted EBITDA as a percentage of revenue decreased from 17.2% during the three months ended October 31, 2015, to 16.4% during the same period this year. Management expects Adjusted EBITDA to increase in fiscal 2017, compared to the prior year, to the extent earnings increase as a result of RR growth.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements (in thousands):

	Three months ended October 31
	2016	2015	Change
Net cash provided by operating activities	$1,766	$1,735	$31
Net cash used in investing activities	(782)	(665)	(117)
Net cash provided by (used in) financing activities	(481)	(173)	(308)
Effect of foreign currency exchange rate changes on cash	(4)	(2)	(2)
Net change in cash	$499	$895	$(396)
Cash at end of period	$5,617	$3,179	$2,438

We generated $499,000 of net cash during the three months ended October 31, 2016, compared to $895,000 during the same period last year. We generated net cash from operating activities of $1,766,000 during the three months ended October 31, 2016, compared to $1,735,000 during the same period last year.

Cash used in investing activities increased $117,000 for the three months ended October 31, 2016, compared to the same period last year, primarily due to the increase in capitalized software costs related to the upgrades of our website platform and e-Catalog publishing product, partially offset by lower acquired technology equipment expenditures. We paid cash of $121,000 for contingent liabilities related to our acquisitions, capitalized $610,000 of software development costs, and acquired technology equipment of $51,000 during the three months ended October 31, 2016. We paid cash of $125,000 for contingent liabilities, capitalized $373,000 of software development costs, and acquired technology equipment of $167,000 during the three months ended October 31, 2015. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash used in financing activities was $481,000 during the three months ended October 31, 2016, primarily to pay down the SVB note, the TCS Notes, the DCi Note and our capital lease obligations. Net cash used in financing activities was $173,000 during the three months ended October 31, 2015, primarily to pay down the SVB note and capital lease obligations.

Management believes that current cash balances and its ability to generate cash from operations are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Debt

The Company has a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of November 30, 2016 and a $6,050,000 term loan with a maturity date of September 30, 2019. In addition to this, the Company has issued several promissory notes in connection with its acquisitions. See Note 3 to the consolidated financial statements for further details. The following table summarizes the minimum principal payments due on the SVB Term Note, the TCS Notes and the DCi Note as of October 31, 2016 (in thousands):

Fiscal year ending July 31:	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2017	$681	$728	$467	$1,876
2018	1,134	1,014	645	2,793
2019	1,210	261	671	2,142
2020	1,815	—	—	1,815
	$4,840	$2,003	$1,783	$8,626

In connection with the November 1, 2016 acquisition of Auction123123, the Company entered into the Second Loan Modification Agreement with SVB, which includes credit facilities consisting of $3,000,000 revolving credit facility with a maturity date of September 30, 2018 and a $13,000,000 term loan with a maturity date of November  1, 2021. This term loan is an amendment to the existing $6,050,000 term loan with a maturity date of September 30, 2019 (see Note 8, Subsequent Events).

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business. No material legal proceedings to which the Company is a party exist at October 31, 2016.

Item 1A.  Risk Factors

The Company’s risks and uncertainties are described in Part I, Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2016. There have been no significant changes to the risks described in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1Employment Agreement by and between Robert Ostermann and ARI Network Services, Inc., dated July 27, 2016.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of December, 2016.

ARI NETWORK SERVICES, INC.

(Registrant)

By:	/s/ Roy W. Olivier_
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ William A. Nurthen _
William A. Nurthen
Vice President of Finance and Chief Financial Officer