Form 10-Q
period 2017-04-30
ARI NETWORK SERVICES INC /WI
filed 2017-06-14
CIK 879796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

YES  ☑      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐      NO  ☑

As of June  8, 2017, there were 17,423,219 shares of the registrant’s common stock outstanding.

ARI Network Services, Inc.

FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2017

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

ARI Network Services, Inc.
Consolidated Balance Sheets
(Dollars in Thousands, Except per Share Data)

	(Unaudited)	(Audited)
	April 30	July 31
	2017	2016
ASSETS
Cash and cash equivalents	$5,555	$5,118
Trade receivables, less allowance for doubtful accounts of $225
and $211 at April 30, 2017 and July 31, 2016, respectively	2,944	1,942
Work in process	199	132
Prepaid expenses and other	829	781
Deferred income taxes	3,259	3,182
Total current assets	12,786	11,155
Equipment and leasehold improvements:
Computer equipment and software for internal use	3,693	3,575
Leasehold improvements	724	639
Furniture and equipment	2,717	2,544
Total equipment and leasehold improvements	7,134	6,758
Less accumulated depreciation and amortization	(4,874)	(4,237)
Net equipment and leasehold improvements	2,260	2,521
Capitalized software product costs:
Amounts capitalized for software product costs	28,235	24,774
Less accumulated amortization	(21,526)	(19,743)
Net capitalized software product costs	6,709	5,031
Deferred income taxes	664	1,112
Other intangible assets	9,702	7,890
Goodwill	28,037	21,634
Total non-current assets	47,372	38,188
Total assets	$60,158	$49,343

LIABILITIES
Current portion of long-term debt	$2,940	$2,417
Current portion of contingent liabilities	325	331
Accounts payable	832	718
Deferred revenue	6,381	6,763
Accrued payroll and related liabilities	2,370	1,817
Accrued sales, use and income taxes	326	297
Other accrued liabilities	899	677
Current portion of capital lease obligations	47	50
Total current liabilities	14,120	13,070
Long-term debt	12,588	6,658
Long-term portion of contingent liabilities	1,244	60
Capital lease obligations	28	63
Other long-term liabilities	130	166
Total non-current liabilities	13,990	6,947
Total liabilities	28,110	20,017

SHAREHOLDERS' EQUITY
Cumulative preferred stock, par value $.001 per share, 1,000,000 shares authorized; 0 shares issued and outstanding at April 30, 2017 and July 31, 2016, respectively	—	—
Junior preferred stock, par value $.001 per share, 100,000 shares authorized; 0 shares issued and outstanding at April 30, 2017 and July 31, 2016, respectively	—	—
Common stock, par value $.001 per share, 25,000,000 shares authorized; 17,421,719 and 17,310,763 shares issued and outstanding at April 30, 2017 and July 31, 2016, respectively	17	17
Additional paid-in capital	116,062	115,364
Accumulated deficit	(84,027)	(86,050)
Other accumulated comprehensive income	(4)	(5)
Total shareholders' equity	32,048	29,326
Total liabilities and shareholders' equity	$60,158	$49,343

See accompanying notes

ARI Network Services, Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three months ended April 30		Nine months ended April 30
	2017	2016	2017	2016
Net revenue	$13,425	$11,984	$38,941	$35,473
Cost of revenue	2,612	2,334	7,504	6,467
Gross profit	10,813	9,650	31,437	29,006
Operating expenses:
Sales and marketing	2,595	2,801	8,104	8,314
Customer operations and support	2,618	2,374	8,258	7,248
Software development and technical support (net of capitalized software product costs)	1,505	1,221	4,321	3,795
General and administrative	1,864	1,732	5,770	5,247
Depreciation and amortization (exclusive of amortization of software product costs included in cost of revenue)	744	601	2,057	1,800
Net operating expenses	9,326	8,729	28,510	26,404
Operating income	1,487	921	2,927	2,602
Other income (expense):
Interest expense	(200)	(118)	(526)	(350)
Other, net	9	13	11	5
Total other income (expense)	(191)	(105)	(515)	(345)
Income before provision for income tax	1,296	816	2,412	2,257
Income tax benefit (expense)	129	(368)	(389)	(972)
Net income	$1,425	$448	$2,023	$1,285

Weighted average common shares outstanding:
Basic	17,493	17,258	17,461	17,199
Diluted	18,010	17,769	17,960	17,689

Net income per common share:
Basic	$0.08	$0.03	$0.12	$0.07
Diluted	$0.08	$0.03	$0.11	$0.07

See accompanying notes

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)
(Unaudited)
	Three months ended April 30		Nine months ended April 30
	2017	2016	2017	2016
Net income	$1,425	$448	$2,023	$1,285
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4)	(18)	1	(20)
Total other comprehensive income (loss)	(4)	(18)	1	(20)
Comprehensive income	$1,421	$430	$2,024	$1,265

                             See accompanying notes

ARI Network Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine months ended April 30
	2017	2016
Operating activities:
Net income	$2,023	$1,285
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of software products	1,783	1,571
Amortization of deferred loan fees and imputed interest expense	59	34
Depreciation and other amortization	2,057	1,800
Gain on change in fair value of earn-out receivable and payable	-	(5)
Provision for bad debt allowance	11	80
Deferred income taxes	371	860
Stock based compensation	476	316
Net change in assets and liabilities:
Trade receivables	(130)	(308)
Work in process, prepaid expenses and other	(77)	(51)
Accounts payable	59	(145)
Deferred revenue	(425)	(252)
Accrued payroll and related liabilities	608	342
Accrued taxes and other accrued liabilities	217	16
Net cash provided by operating activities	$7,032	$5,543
Investing activities:
Purchase of equipment, software and leasehold improvements	(235)	(557)
Cash paid for net assets related to acquisitions	(11,066)	-
Cash paid for contingent liabilities related to acquisitions	(261)	(505)
Software development costs capitalized	(1,521)	(1,310)
Net cash used in investing activities	$(13,083)	$(2,372)
Financing activities:
Payments on long-term debt	$(1,658)	$(912)
Borrowings under long-term debt	8,081	-
Payments of capital lease obligations	(38)	(165)
Proceeds from exercise of common stock options and warrants	117	66
Net cash provided by (used in) financing activities	$6,502	$(1,011)
Effect of foreign currency exchange rate changes on cash	(14)	(4)
Net change in cash and cash equivalents	437	2,156
Cash and cash equivalents at beginning of period	5,118	2,284
Cash and cash equivalents at end of period	$5,555	$4,440
Cash paid for interest	$392	$338
Cash paid for income taxes	$106	$45

See accompanying notes

ARI Network Services, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business and Significant Accounting Policies

Description of the Business

ARI Network Services, Inc. offers an award-winning suite of Lead Generation and eCommerce Websites, eCatalog Solutions, Business Management Systems and Digital Marketing Services that help dealers, equipment manufacturers and distributors in select vertical markets Sell More Stuff!™ – online and in-store. Our innovative products are powered by a proprietary library of enriched electronic product content including OEM parts, aftermarket parts, garments and accessories (PG&A) and whole goods from more than 1,800 manufacturers. Business is complicated, but we believe our customers’ technology tools don’t have to be. We remove the complexity of selling and servicing new and used whole goods inventory and PG&A. More than 25,000 equipment dealers, distributors and manufacturers worldwide leverage our solutions to Sell More Stuff!™

We go to market under the “ARI Network Services, Inc.” brand name in the powersports, outdoor power equipment (OPE), marine, home medical equipment (HME), recreational vehicles (RV) and appliance industries. We service customers in the automotive dealer market under the “Auction123, an ARI Company” brand name, the customers in the automotive tire and wheel aftermarket (ATW) under the “TCS Technologies, an ARI Company” brand name; and we service the automotive aftermarket (AA) market under the “DCi, an ARI Company” brand name.

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

No single customer accounted for 10% or more of ARI’s revenue during the three or nine months ended April 30, 2017 or 2016.

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

Legal Provisions

ARI may periodically be involved in legal proceedings arising from contracts, patents or other matters in the normal course of business. We reserve for any material estimated losses if the outcome is probable and reasonably estimable, in accordance with GAAP. We had no legal provisions during the three or nine months ended April 30, 2017 or 2016 and management believes that the results of any outstanding litigation will not have a material impact on the Company’s financial condition or results of operations.

Supplemental Cash Flow Information

The following table shows cash flow information related to non-cash investing and financing activities (in thousands):

	Nine months ended April 30
	2017	2016
Non-cash investing and financing activities
Issuance of common stock related to payment of contingent liabilities	$-	$60
Cashless exercise of common stock warrants	-	46
Current assets acquired in connection with acquisitions	-	36
Accrued liabilities assumed in connection with acquisitions	-	58
Contingent liabilities incurred in connection with acquisition	1,410	62

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

The following table is a reconciliation of basic and diluted net income per common share (in thousands, except per share data):

	Three months ended April 30		Nine months ended April 30
	2017	2016	2017	2016

Net income	$1,425	$448	$2,023	$1,285

Weighted-average common shares outstanding	17,493	17,258	17,461	17,199
Effect of dilutive stock options and warrants	517	511	499	490
Diluted weighted-average common shares outstanding	18,010	17,769	17,960	17,689

Net income per share
Basic	$0.08	$0.03	$0.12	$0.07
Diluted	$0.08	$0.03	$0.11	$0.07

Options and warrants that could potentially dilute net income per share in the future that are not included in the computation of diluted net income per share, as their impact is anti-dilutive	-	-	-	-

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

The term loan and any loans made under the SVB revolving credit facility accrue interest at a per annum rate equal to the Prime Rate plus the Applicable Margin for Prime Rate Loans set forth in the chart below based on the Total Leverage Ratio, as defined in the Modification Agreement. The Company had $0 outstanding on the revolving credit facility and the effective interest rate was 4.50% at April 30, 2017, based upon a prime rate of 4.00%.

Applicable Margin
Total Leverage Ratio	for Prime Rate Loans

>= 2.50 to 1.0:	1.50%
> 1.75 to 1.00 but <2.50 to 1.00:	1.00%
<= 1.75 to 1.00:	0.50%

Principal in respect of any loans made under the revolving facility is required to be paid in its entirety on or before September 30, 2018. Principal in respect of the term loan is required to be paid in quarterly installments on the first day of each fiscal quarter of the Company as follows: $325,000 which commenced on February 1, 2017 and will continue through November 1, 2018; $487,500 commencing on February 1, 2019 through November 1, 2019; and $650,000 commencing on February 1, 2020 through August 1, 2021.  All remaining principal in respect of the term loan is due and payable on November 1, 2021. The Company is permitted to prepay all of, but not less than all of, the outstanding principal amount of the term loan upon certain notice to SVB and, in certain circumstances, the payment of a prepayment penalty of up to $260,000.  Following July 31, 2018, the Second Modification agreement requires the Company to make additional payments in the amount of 50% of excess cash flow until the Company’s Total Leverage Ratio is less than 2.00 to 1.00 and 25% of excess cash flow until the Company’s Total Leverage Ratio is less than 1.25 to 1.00.

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

The Company did not trigger any Events of Default and was in compliance with its debt covenants as of April 30, 2017. The following table sets forth certain information related to the Company’s long-term debt as of April 30, 2017 and July 31, 2016 (in thousands):

	April 30	July 31
	2017	2016
Notes payable principal	$15,670	$9,168
Less debt issuance costs	(142)	(93)
Less current maturities	(2,940)	(2,417)
Notes payable - non-current	$12,588	$6,658

Minimum principal payments due on the SVB Term Note, the TCS Notes and the DCi Note as of April 30, 2017 were as follows for the fiscal years ending (in thousands):

Fiscal year ending July 31:	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2017	$325	$246	$157	$728
2018	1,300	1,014	645	2,959
2019	1,625	262	671	2,558
2020	2,275	—	—	2,275
2021	2,600	—	—	2,600
2022	4,550	—	—	4,550
	$12,675	$1,522	$1,473	$15,670

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

The following table shows changes in the earn-out payable related to the TCS and Auction 123 acquisitions (in thousands):

	Nine months ended April 30
	2017	2016
Beginning balance	$391	$1,116
Additions	1,410	-
Adjustments	-	(62)
Payments	(261)	(565)
Imputed interest recognized	29	22
Gain on change in fair value of earn-out	-	(5)
Ending balance	$1,569	$506
Less current portion	$(325)	$(382)
Ending balance, long-term	$1,244	$124

The following table shows the remaining estimated payments of contingent liabilities related to the TCS and Auction 123 acquisitions at April 30, 2017, (in thousands) for the fiscal years ending July 31:

2017	$70
2018	633
2019	750
2020	188
Total estimated payments	1,641
Less imputed interest	(72)
Present value of contingent liabilities	$1,569

5. Other Intangible Assets

Amortizable intangible assets include customer relationships and other intangibles including trade names and non-compete agreements. Amortizable intangible assets are composed of the following at April 30, 2017 and 2016 (in thousands):

	Nine months ended April 30, 2016			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$11,947	$(4,418)	$7,529
Activity	(220)	(853)	(1,073)
Ending balance	$11,727	$(5,271)	$6,456	11.98

Other intangibles
Beginning balance	$3,203	$(616)	$2,587
Activity	(467)	(301)	(768)
Ending balance	$2,736	$(917)	$1,819	8.73

Total intangibles
Beginning balance	$15,150	$(5,034)	$10,116
Activity	(687)	(1,154)	(1,841)
Ending balance	$14,463	$(6,188)	$8,275	11.26

	Nine months ended April 30, 2017			Wtd. avg.
	Cost	Accumulated	Net	remaining
Customer relationships	Basis	Amortization	Value	life
Beginning balance	$11,727	$(5,558)	$6,169
Activity	2,540	(1,062)	1,478
Ending balance	$14,267	$(6,620)	$7,647	11.69

Other intangibles
Beginning balance	$2,739	$(1,018)	$1,721
Activity	690	(356)	334
Ending balance	$3,429	$(1,374)	$2,055	9.40

Total intangibles
Beginning balance	$14,466	$(6,576)	$7,890
Activity	3,230	(1,418)	1,812
Ending balance	$17,696	$(7,994)	$9,702	11.20

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

As recognizing stock-based compensation expense is based on awards ultimately expected to vest, the amount of recognized expense has been reduced for estimated forfeitures based on the Company’s historical experience. The Company recognized stock option compensation expense of $7,000 and $59,000 during the nine months ended April 30, 2017, and 2016, respectively. There was approximately $8,000 and $61,000 of total unrecognized compensation costs related to non-vested options granted under the Company’s stock option plans as of April 30, 2017 and 2016, respectively. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures. There were no capitalized stock-based compensation costs during the periods presented.

The following table shows the weighted average assumptions used to estimate the fair value of options granted:

Nine months ended April 30,
2017
Expected life (years)	n/a
Risk-free interest rate	n/a
Expected volatility	n/a
Expected forfeiture rate	11.3%
Expected dividend yield	-
Weighted-average estimated fair value per
share of options granted during the year	n/a
Cash received from the exercise
of stock options	$51,000

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

Changes in option shares under the 2000 Plan during the nine months ended April 30, 2017 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/2016	384,750	$1.46	1.89	$1,408,027
Granted	-	n/a	n/a	n/a
Exercised	(17,250)	1.40	n/a	n/a
Forfeited	(125)	1.94	n/a	n/a
Outstanding at 4/30/2017	367,375	$1.46	1.14	$1,387,529
Exercisable at 4/30/2017	367,375	$1.46	1.14	$1,387,529

The range of exercise prices for options outstanding under the 2000 Plan was $0.49 to $1.85 at April 30, 2017.

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

Changes in option shares under the 2010 Plan during the nine months ended April 30, 2017 were as follows:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Period (Years)	Aggregate Intrinsic Value
Outstanding at 7/31/2016	357,626	$2.52	6.95	$930,816
Granted	-	n/a	n/a	n/a
Exercised	(25,750)	2.12	n/a	n/a
Forfeited	(16,250)	3.29	n/a	n/a
Outstanding at 4/30/2017	315,626	$2.51	6.10	$861,662
Exercisable at 4/30/2017	269,376	$2.38	5.97	$771,599

The range of exercise prices for options outstanding under the 2010 Plan was $0.59 to $3.54 at April 30, 2017.

Changes in the 2010 Plan's non-vested option shares included in the outstanding shares above during the nine months ended April 30, 2017 were as follows:

	Number of Options	Wtd. Avg. Exercise Price
Non-vested at 7/31/2016	70,000	$3.29
Granted	-	n/a
Vested	(7,500)	3.26
Forfeited	(16,250)	3.29
Non-vested at 4/30/2017	46,250	$3.29

The weighted average remaining vesting period was 0.54 years at April 30, 2017.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, as amended, (“ESPP”) has 575,000 shares of common stock reserved for issuance, of which 338,689 and 300,280 of the shares have been issued as of April 30, 2017 and 2016, respectively. All employees with at least six months of service are eligible to participate. Shares may be purchased at the end of a specified period at the lower of 85% of the market value at the beginning or end of the specified period through accumulation of payroll deductions, not to exceed 5,000 shares per employee per year. The Company expensed $75,000 and $29,000 during the nine months ended April 30, 2017,  and 2016 related to the ESPP discount.

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

Restricted stock granted under the 2010 plan during fiscal 2017 was valued using the market price on the date of grant. The Company recognized compensation expense of $395,000 and $227,000 during the nine months ended April 30, 2017 and 2016, respectively, related to all restricted stock. The remaining balance of unrecognized compensation expense related to restricted stock was $566,000 and $467,000 at April 30, 2017 and 2016, respectively.

Changes in unvested restricted shares of common stock under the 2010 Plan during the nine months ended April 30, 2017 and 2016 were as follows:

	Nine months ended April 30
	2017	2016
Beginning balance unvested restricted stock	657,912	671,211
Granted	131,222	42,359
Vested	(51,745)	(33,060)
Forfeited	(124,184)	(10,292)
Ending balance unvested restricted stock	613,205	670,218

7. Income Taxes

The provision for income taxes for the three and nine months ended April 30, 2017 and 2016 is composed of the following (in thousands):

	Three months ended April 30		Nine months ended April 30
	2017	2016	2017	2016
Current:
Federal	$(51)	$(40)	$(51)	$(40)
State	54	(64)	36	(76)
Deferred, net	126	(264)	(374)	(856)
Income tax expense	$129	$(368)	$(389)	$(972)

The provision for income taxes is based on taxes payable under currently enacted tax laws and an analysis of temporary differences between the book and tax basis of the Company’s assets and liabilities, including various accruals, allowances, depreciation and amortization, and does not represent current taxes due. The tax effect of these temporary differences and the estimated benefit from tax net operating losses are reported as deferred tax assets and liabilities in the consolidated balance sheets. We had unused net operating loss carry forwards ("NOLs") for federal income tax purposes, and as a result, we generally only incurred alternative minimum taxes at the federal level. During fiscal 2017, we estimate that the remaining federal NOL’s will be fully utilized.  We have unused NOLs and credits for state income tax purposes of $8,238,000 and $316,000, respectively, most of which have a valuation allowance.

The Company also has NOLs related to tax losses incurred by its Netherlands operation. Under tax laws in the Netherlands, NOLs are able to be carried forward for a period of nine years. The Company has determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized by the Company. This conclusion was primarily based on the negative evidence of a history of losses and expired NOLs related to this entity. In the opinion of the management of the Company, there is not enough positive evidence to overcome this negative evidence. Therefore, a full valuation allowance of $466,000 and $585,000 is recorded, resulting in $0 net deferred tax assets related to the Netherlands operation at April 30, 2017 and 2016, respectively.

The Company also has an NOL related to tax losses incurred by its India operation, which began operations in the second quarter of fiscal 2016. Under tax laws in India, NOLs are able to be carried forward for a period of eight years. The Company has determined that it is not likely that the net operating loss will be utilized by the Company primarily based on the start-up nature of this operation. Therefore, a full valuation allowance of $57,000 was recorded, resulting in $0  net deferred tax assets related to the India operation at April 30, 2017.

During the quarter ended April 30, 2017, the Company recorded an income tax benefit of approximately $595,000, net of an unrecognized tax benefit and valuation allowance, associated with US research and development (“R&D”) credits related to fiscal year 2013 through the third quarter of fiscal 2017. As of April 30, 2017, the Company had accumulated R&D credits for federal and state purposes of approximately $449,000 and $316,000, respectively.

We perform an evaluation of uncertain tax positions as a component of income tax expense on an annual basis and determined that the only significant income tax risk that exists is related to the recoverability of certain R&D credits.  The Company reserved approximately $172,000 for these uncertain tax positions as of April 30, 2017. We will accrue and recognize interest and penalties related to uncertain tax positions as a component of income tax expense if it becomes necessary. Fiscal years subsequent to 2012 remain open and subject to examination by state tax jurisdictions and the United States federal tax authorities.

8.  Business Combinations

Acquisition of Auction 123, Inc.

On November 1, 2016, the Company acquired substantially all of the assets of Auction 123, Inc., a leading provider of software and services to help dealers in selected vertical markets manage and feed inventory information to online marketplaces to drive more sales and leads.  Auction 123 serves several vertical markets including automotive dealers, powersports, recreational vehicles and marine.  Consideration for the acquisition (the "Company Purchase Price") included, (i) a cash payment equal to $10,250,000; (ii) a $250,000 cash hold-back, subject to post-closing adjustments based upon the net assets acquired pursuant to the terms of the asset purchase agreement; and (iii) a contingent earn-out purchase price payable in two installments and contingent upon the attainment of specific revenue goals related to a specific customer.  The earn-out has a maximum payout of $1,500,000, which was recorded at an estimated fair value of $1,410,000 at the time of close.  The hold-back was increased by post-closing adjustments of approximately $611,000 based on the net asset value on the closing balance sheet being above or below the targeted amount.

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

The acquisition was funded from cash on hand, an increase in our SVB Term Loan and a contingent earn-out.  The following tables show the preliminary allocation of the purchase price (in thousands):

Preliminary
Purchase Price
Cash	$2,090
Bank note	8,160
Holdback payment	861
Contingent earn-out	1,410
Purchase price	$12,521

Preliminary
Purchase Price
Allocation
Cash	$45
Trade receivables	883
Work in process	48
Prepaid expense and other	17
Assumed liabilities	(188)
Furniture and equipment	143
Software product costs	1,940
Intangible assets	3,230
Goodwill	6,403
Purchase price allocation	$12,521

Estimated intangible assets include the fair value of tradenames and customer relationships. Estimated goodwill represents the additional benefits provided to the Company by the acquisition of Auction 123 through operational synergies.  The Company cannot determine revenue and expenses specifically related to the Auction 123 operation since the date of acquisition, as we have begun integration of the businesses. The Company acquired approximately $6,600,000 of tax deductible goodwill, inclusive of over $170,000 of acquisition closing costs, related to the Auction 123 acquisition.

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

Three months ended April 30			Nine months ended April 30
2017		2016	2017	2016
Revenue	$13,425	$13,139	$40,123	$38,881
Net income	$1,425	$522	$2,205	$1,392

Net income per common share:
Basic	$0.08	$0.03	$0.13	$0.08
Diluted	$0.08	$0.03	$0.12	$0.08

Pro forma adjustments to net income include amortization costs related to the acquired intangible assets, acquisition-related professional fees, interest expense on the debt incurred to acquire the assets of Auction 123, and the tax effect of the historical Auction 123 results of operations and the pro forma adjustments at an estimated tax rate of 40% as follows:

	Three months ended April 30		Nine months ended April 30
	2017	2016	2017	2016

Amortization of intangible assets	-	228	194	684
Acquisition-related professional fees	-	-	(121)	-
Interest expense	-	82	82	246
Income tax benefit (expense)	-	49	121	71
Total adjustments	-	359	276	1,001

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read together with our unaudited consolidated financial statements for the three and nine months ended April 30, 2017 and 2016, including the notes thereto, which appear elsewhere in this quarterly report on Form 10-Q. Amounts in all tables are in thousands, except per share data. This discussion, including, without limitation, the section titled “Summary of Operating Results”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, estimate, or verify, including those identified in Part I, Item 1A of our annual report on Form 10-K for the year ended July 31, 2016, and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

ARI Network Services, Inc. offers an award-winning suite of Lead Generation and eCommerce Websites, eCatalog Solutions, Business Management Systems and Digital Marketing Services that help dealers, equipment manufacturers and distributors in select vertical markets Sell More Stuff!™ – online and in-store. Our innovative products are powered by a proprietary library of enriched electronic product content including OEM parts, aftermarket parts, garments and accessories (PG&A) and whole goods from more than 1,800 manufacturers. Business is complicated, but we believe our customers’ technology tools don’t have to be. We remove the complexity of selling and servicing new and used whole goods inventory and PG&A. More than 25,000 equipment dealers, distributors and manufacturers worldwide leverage our solutions to Sell More Stuff!™

We go to market under the “ARI Network Services, Inc.” brand name in the powersports, outdoor power equipment (OPE), marine, home medical equipment (HME), recreational vehicles (RV) and appliance industries. We service customers in the automotive dealer market under the “Auction123, an ARI Company” brand name, customers in the automotive tire and wheel aftermarket (ATW) under the “TCS Technologies, an ARI Company” brand name; and customers in the automotive aftermarket (AA) market under the “DCi, an ARI Company” brand name.

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

Our solutions are sold through our internal sales force, which are aligned by vertical market and are composed primarily of recurring licenses and subscriptions and, in the case of business management software, perpetual licenses and maintenance contracts. Customers typically sign annual, auto-renewing contracts. Today, more than 90% of our revenues are recurring.

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

We typically charge monthly recurring subscription fees, and may charge a one-time set up fee to develop a new dealer website, as well as variable transaction fees. Our website solutions are typically sold under one-year, renewable contracts with monthly payment terms. We host and maintain approximately 8,000 websites for dealers across all of our vertical markets.

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

Business Management Software

Our business management software solutions are designed to streamline every aspect of a dealer’s operations to allow them to provide improved customer service. Fees charged include perpetual one-time license or installation fees, maintenance and support fees, as well as hosting fees for our SaaS version. These solutions are currently only offered in the ATW aftermarket.

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

As a subscription-based, recurring revenue (RR) business, the most important drivers of future growth are nurturing and defending our customer base; developing and selling additional products to our existing customer base; and acquiring new customers. We define RR as revenue from products and services which are subscription-based and renewable, including software access fees, data content fees, maintenance fees, support fees and hosting fees. We define churn as the percentage of RR that does not renew. RR increased 11.6%, or $1,284,000 to 91.9% of total revenue for the quarter ended April 30, 2017, compared to the same period last year, and increased 10.5%, or $3,415,000 to 92.3% of total revenue for the nine months ended April 30, 2017, compared to the same period last year. To experience further growth in RR, we will continue to develop and deploy innovative new solutions. We have resources assigned to each of our core products that continue to research and develop new value-added features and functionality for our existing products. The introduction of new solutions, upgrades to existing products, and new feature sets are all designed to grow our subscriber base of dealers and our average revenue per dealer (ARPD), an important measure for a subscription-based business. We have recently developed several new features, upgrades and products, including the following:

Lead Generation and eCommerce Website Platforms

•

ARI Responsive Website Platform – In the first quarter of fiscal 2017, we launched our next generation Responsive website platform, completing the first phase including advanced design capabilities, lead generation capabilities and scalable website production tooling, among other market leading capabilities. We’ve continued expanding the capabilities of our Responsive website platform with recent development focused on automated integrations with multiple leading CRM solutions, as well as continued expansion of lead generation forms and website build tooling. These updates help our customers drive more leads and effectively convert them to sales.

•

Tire and Wheel Website Platform Development – We designed and developed a new experience for mobile users allowing them to access promotions and services pages on the mobile view of our dealer websites. This new mobile view is aimed to increase conversions and search engine rankings. We also released a new connection to a third-party content tool to better expose details, videos and product ratings.

•

DCi eStore Service – We developed an enhanced API to integrate our rich automotive aftermarket product content into e-commerce website platforms, opening new sales channels and value creation for our content.

eCatalog Platforms

•

Data Manager RT™– We completed development in the first quarter of fiscal 2017 and released to market our next generation of Data Manager™, our OEM parts product information management software. This next-generation platform provides OEMs with reduced publishing costs and time to market through real-time publishing, ensuring end users have access to the most accurate and rich part and service content across ARI’s software ecosystem. We continued expanding the capabilities of Data Manager RT with recent updates that focus on enhanced user experience workflows, international localization and expanded publishing connectivity with our PartSmart product. These enhancements expand the addressable market of the product and increase its unique value proposition and forward-looking sales opportunities.

Business Management Software

•

Tire Power –We have added SMS messaging to Tire Power with the ability to send and receive text messages from the software. Now our customers can efficiently and effectively communicate with their clients to increase their workflow and document conversations.

•

Tire Power - To broaden the ability of our customers to retain their clients, we have integrated MCCR (My Car Care Rewards) and myCarfax into Tire Power. These integrations give our customers the ability to sign clients to a loyalty rewards program from within the software and allows the user to see reported vehicle maintenance completed, aiding the ability to sell more stuff through factory service maintenance suggestions.

•

TireWorks HD – To increase our sales opportunities in California, we have completed the integration of CA BAR and MAP requirements. This opens our expansion to the west coast for all our enterprise opportunities.

•

TireWorks HD - We have developed a new digital inspection tool, TCS Inspect. This can be used on any Android or IOS device, with complete customization and integrations into the software. Now our customers will be able to efficiently communicate service and tire needs with their clients, increasing their overall average ticket revenue.

•	TireWorks HD - In our Wholesale application, we have completed our integration with Quick Books. This will increase our opportunity and expand our sales strategy to smaller wholesale distributors.

Digital Marketing Services

•

Extended Digital Marketing Services Packages – We developed and launched extended Digital Advertising and Email Marketing packages, providing our customers with additional curated service packages that meet the demands of their unique businesses. During the last quarter, we expanded our footprint for selling the full DigMS product and service offering into our tire and wheel and automotive markets.

These product and service enhancements are designed to automate and enhance the marketing, sales and servicing activities for our customers in order to help them sell and service more parts, garments, accessories and whole goods.

Differentiate our content.

We believe we have the largest library of replacement part, major unit, and PG&A content in the vertical markets we serve. However, simply offering the largest content library in the markets we serve is not sufficient to drive the long-term revenue growth we desire. We strive to deliver more value to our customers through the enrichment of our content and have recently made the following enhancements:

•	OEM Parts Content Expansion – We’ve authored notable content for three new brand catalogs in the powersports market.
•	PG&A Content Expansion – New content has been authored for the RV and powersports markets.

Enter new markets.

ARI currently maintains a significant share in our core vertical markets of OPE, powersports, marine, RV and appliances. Accordingly, we anticipate low single-digit growth in these markets. ARI maintains a lower share in our growth vertical markets of HME, ATW, automotive and AA. Accordingly, we are targeting double-digit growth in these markets. As we continue to increase our share in our current markets, leveraging our technology in new and underserved markets will be important to attaining high single digit to low double digit organic growth rates. ARI currently has more than 3,000 dealer websites in the ATW market. We estimate that the total addressable market includes approximately 18,000 dealers. Further, the broader AA market, which we entered via our acquisition of DCi, comprises nearly 80,000 independent service providers, more than all of our other markets combined. We intend to continue to invest heavily in this growth market, including seeking opportunities to leverage our products and services in the broader AA. We are one of the first website providers to service the HME market. We estimate that this market comprises nearly 25,000 service providers and believe the market to be in the early stages of eCommerce adoption.

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

In order to achieve sustained high single-digit or low double-digit organic growth, we not only need to execute the growth strategies described above, we must also retain our existing customers. In a SaaS business, the cost to retain an existing customer is much less than the cost to acquire a new customer. Accordingly, customer churn is an important metric we track and manage. We experienced improvements in our churn rates the past several years as a result of strategic actions taken by the Company, all of which are designed to enhance the “stickiness” of our products within our customers’ operations. In fiscal 2017, we experienced a decrease in customer churn from 16.2% for the twelve months ended April 30, 2016 to 13.2% for the twelve months ended April 30, 2017. We will continue to leverage our relationships with existing customers and closely monitor and manage the level of customer churn.

Lead the market with open integration to related platforms.

One of our strategic advantages is our focus on integrating our solutions with dealer business management systems (DMS) to pass key information, including customer and transactional data, between our solutions and the DMS, saving our customers valuable time and eliminating redundant data entry. We currently have integration capabilities with over 90 DMS, and we continue to seek other strategic alliances that can be integrated with our product and service offerings. We recently integrated our website offerings in the powersports, marine and RV markets with CDK Global to provide dealers with websites and enhanced integrations to their DMS. This new offering allows dealers to instantly post unit inventory as well as available parts and accessories to their website directly from their CDK Lightspeed system.

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

From the program’s inception through April 30, 2017, we have closed 17 acquisitions. A summary of some of our most recent acquisitions is as follows:

Acquisition	Date	Strategy
Auction123, LLC	November 2016	▪	Expand our position in the automotive industry, cross-sell existing products
Direct Communications Inc.	July 2015	▪	A leading provider of electronic catalog and content in the AA industry
TASCO Corporation (and affiliated Signal	April 2015	▪	Extend business management software platform in the ATW market
Extraprise Corporation)
Tire Company Solutions, LLC	September 2014	▪	Consolidate website position and add new business management software in the ATW market
DUO Web Solutions	November 2013	▪	A leading provider of social media and online digital marketing services in the powersports industry
50 Below Sales & Marketing, Inc.	November 2012	▪	A market leader in the powersports industry
(Retail Division)		▪	Entrance into ATW and DME industries
		▪	New award-winning website platform
Ready2Ride, Inc.	August 2012	▪	First of its kind aftermarket fitment data for the powersports industry
--------------------------------------------------------

On November 1, 2016, the Company acquired substantially all the assets of Auction 123, Inc. (“Auction 123”), a leading provider of software and services to help dealers in selected vertical markets manage and feed inventory information to online marketplaces to drive more sales and leads.  Auction 123 serves several vertical markets including automotive dealers, powersports, recreational vehicles and marine.  Consideration for the acquisition (the "Company Purchase Price") included, (i) a cash payment equal to $10,250,000; (ii) a $250,000 cash hold-back, subject to adjustment; and (iii) a contingent earn-out purchase price payable in two installments and contingent upon the attainment of specific revenue goals related to a specific customer.  The earn-out has a maximum payout of $1,500,000.  The hold-back was increased by a post-closing adjustment of approximately $611,000 based on the net asset value of the closing balance sheet being above the targeted amount, primarily due to certain liabilities being paid off shortly before closing.

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

Summary of Operating Results

Total revenue increased 12.0%, or $1,441,000, for the three months ended April 30, 2017 to $13,425,000, compared to $11,984,000 for the same period last year. Year-to-date revenue increased 9.8% or $3,468,000 to $38,941,000, compared to

$35,473,000 for the same period last year. Recurring revenue increased 11.6% to $12,337,000 during the three months ended April 30, 2017 and 10.5% to $35,946,000 during the nine months ended April 30, 2017, compared to $11,053,000 and $32,531,000, respectively, during the same periods last year. The growth in year-over-year total revenue was attributable to incremental revenue from the Auction 123 business acquired in November 2016, as well as organic growth in revenue from ARI’s historical products, primarily in digital marketing services and lead generation and eCommerce solutions.

Operating income increased 61.5%, or $566,000, from $921,000 for the three months ended April 30, 2016 to $1,487,000 for the same period this year and increased 12.5% or $325,000 from $2,602,000 for the nine months ended April 30, 2016 to $2,927,000 for the same period this year. Net operating expenses increased 6.8% or $597,000 and 8.0% or $2,106,000 during the three and nine month periods ended April 30, 2017, respectively, compared to the same periods last year. The increases were primarily due to the additional costs of the Auction 123 operations and professional fees related to a proxy contest.

Net income was $1,425,000, or $0.08 per share, for the three months ended April 30, 2017, compared to $448,000, or $0.03 per share, for the same period last year. Net income for the nine months ended April 30, 2017 was $2,023,000, or $0.12 per share, compared to a net income of $1,285,000, or $0.07 per share, for the same period last year. The increase was due to increased operating profit as well as US research and development (“R&D”) tax credits recorded in the third quarter ended April 30, 2017.

Net cash provided by operations increased 26.8% to $7,029,000 for the nine months ended April 30, 2017 compared to $5,543,000 for the same period last year, primarily as a result of revenue growth, operational efficiencies and the cash flow generated by Auction 123.

Revenue

The following table summarizes our product revenue and RR and non-recurring revenue (in thousands):

	Three months ended April 30					Nine months ended April 30
	2017	% of Total	2016	% of Total	% Change	2017	% of Total	2016	% of Total	% Change
Lead Generation and eCommerce Websites	$7,253	54.0%	$6,056	50.5%	19.8%	$20,756	53.3%	$17,800	50.2%	16.6%
eCatalog Services	4,436	33.0%	4,475	37.3%	(0.9)%	13,228	34.0%	13,435	37.9%	(1.5)%
Business Management Software	774	5.8%	706	5.9%	9.6%	2,118	5.4%	2,382	6.7%	(11.1)%
Digital Marketing Solutions	726	5.4%	529	4.4%	37.2%	2,130	5.5%	1,266	3.6%	68.2%
Other Revenue	236	1.8%	218	1.8%	8.3%	709	1.8%	590	1.7%	20.2%
Total revenue	$13,425	100.0%	$11,984	100.0%	12.0%	$38,941	100.0%	$35,473	100.1%	9.8%

Recurring revenue	12,337	91.9%	11,053	92.2%	11.6%	35,946	92.3%	32,531	91.7%	10.5%
Non-recurring revenue	1,088	8.1%	931	7.8%	16.9%	2,995	7.7%	2,942	8.3%	1.8%
Total revenue	$13,425	100.0%	$11,984	100.0%	12.0%	$38,941	100.0%	$35,473	100.0%	9.8%

Total revenue increased 12.0% to $13,425,000 and 9.8% to $38,941,000, for the three and nine months ended April 30, 2017, respectively, compared to the same periods last year. RR increased 11.6% to $12,337,000 and 10.5% to $35,946,000 for the three and nine months ended April 30, 2017, respectively, compared to the same periods last year. RR represented 92.3% of total revenue for the nine months ended April 30, 2017, versus 91.7% for the same period in fiscal 2016. We continue to focus on maintaining recurring revenue of over 90%.

Lead Generation and eCommerce Website Revenue

Our lead generation and eCommerce website solutions generate revenue from one-time setup and customization fees to develop new dealer websites, which is recognized ratably over the term of the contract, monthly recurring subscription fees and variable transaction fees. Our lead generation and eCommerce website solutions are typically sold as one year, renewable contracts with monthly payment terms. We estimate that we currently host and maintain more than 8,000 websites for dealers in all of our vertical markets. Lead generation and eCommerce website solutions are ARI’s largest source of revenue and accounted for 53.3% of total revenue during the nine months ended April 30, 2017. Lead generation and eCommerce revenue increased 19.8% or $1,197,000 and 16.6% or $2,956,000 for the three and nine months ended April 30, 2017, respectively, compared to the same periods last year. The increase in revenue is due to revenue generated by the Auction 123 services, as well as organic growth. We anticipate that our web platforms will continue to be one of the Company’s largest sources of revenue growth.

eCatalog Revenue

Our eCatalog solutions generate revenue from renewable subscription fees for our software, data content, software maintenance and support fees and software customization fees. eCatalog is our second largest source of revenue, representing 34.0% of total revenue during the nine months ended April 30, 2017. eCatalog revenue decreased 0.9% or $39,000 and 1.5% or $207,000 during the three and nine months ended April 30, 2017, respectively, compared to the same periods last year. The decrease in catalog revenue was primarily due to a decrease in non-recurring transaction fees as we transition this fee into the recurring subscription fees. The catalog content provided in our eCatalog solutions helps to drive sales growth in our website and lead management solutions, as well as continuing to drive organic growth in other areas of the business.  Management expects eCatalog RR to increase at a low organic growth rate as the Company already has strong market share with this product.

Business Management Software Revenue

Business management software revenue is generated from perpetual one-time license and installation fees for the software, along with recurring maintenance, support and hosting fees for our SaaS version. Revenue from business management software represented 5.4% of total revenue for the nine months ended April 30, 2017. Business management software revenue increased 9.6% or $68,000 for the three months ended April 30, 2017, compared to the same period last year, primarily due to an increase in recurring maintenance and support fees. Business management software revenue decreased 11.1% or $264,000 for the nine months ended April 30, 2017, compared to the same period last year, primarily due to a decline in non-recurring perpetual license and professional service fees. Management expects growth in recurring business management software revenue in the near term and fluctuations in non-recurring business management software revenue due to the timing of perpetual license sales and professional service contracts.

Digital Marketing Revenue

Revenues from our Digital Marketing Solutions are generated from set-up and subscription fees for our lead generation tools through search engine optimization, social media marketing and website enhancements. We derived 5.5% of our revenues from Digital Marketing Services for the nine months ended April 30, 2017. Digital marketing revenue increased 37.2% or $197,000 and 68.2% or $864,000 for the three and nine months ended April 30, 2017, respectively, compared to the same periods last year, primarily due to organic growth in RR. Management expects digital marketing revenue to continue to see high double digit growth in in the future as we continue to gain market share and the demand for this service continues to increase. Digital marketing services are complementary to our other products, allowing us to expand within our current markets and current customers.

Other Revenue

We also offer a suite of complementary solutions, which include software, professional services and hosting services. Other revenue, which is primarily non-recurring in nature, represented approximately 1.8% of total revenue for the nine months ended April 30, 2017. Other revenue increased slightly for the three and nine months ended April 30, 2017, compared to the same periods last year, primarily due to an increase in non-recurring revenue associated with the Auction 123 acquisition. Revenue from non-recurring professional services will fluctuate from period to period based on the timing of custom projects, which the Company has intentionally de-emphasized, as it focuses more on RR.

Recurring Revenue

RR is one of the most important growth drivers of our business and represented 92.3% of total revenue for the nine months ended April 30, 2017. Increasing the percentage of our revenues that are recurring, while at the same time reducing the rate of customer churn, enhances our ability to generate profitable growth. Our subscription-based SaaS and DaaS products generate higher margins than our non-recurring products and services, and the incremental cost of selling these products to new dealers (we refer to these as new “logos”) is relatively low. Reducing the rate of our customer churn, which is the percentage of RR that does not renew, helps drive organic growth as it allows for a greater percentage of our new logos to be incremental to the top line (versus making up for lost logos) and also increases the base upon which we can apply price increases and sell additional products and features.

We generate RR from monthly license, subscription, maintenance and support fees related to all of our primary product categories. RR increased 11.6% or $1,284,000 and 10.5% or $3,415,000 during the three and nine months ended April 30, 2017, respectively, compared to the same periods last year, primarily due to RR generated from the Auction 123 acquisition and organic growth in our Lead Generation and eCommerce Website and Digital Marketing solutions. We expect Lead Generation and eCommerce Website RR to continue to be our largest contributor to RR growth in fiscal 2017.

Non-recurring Revenue

Non-recurring revenue is generated from one-time perpetual license fees from our business management offerings, certain offerings within the Company’s digital marketing services, professional services related to software customization and data conversion, usage fees charged on our RR products, set-up fees and other complementary products and services. Total non-recurring revenue increased 16.9% or $157,000, and 1.8% or $53,000 during the three and nine months ended April 30, 2017, compared to the same periods last year, primarily due to non-recurring revenues from the Auction 123 acquisition. Our goal is to maintain non-recurring revenue of less than 10% of total revenue, as the margins on this revenue tends to be lower than our RR products. Furthermore, non-recurring revenue must be resold each year.

Cost of Revenue and Gross Profit

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

The table below breaks out cost of revenue into each of these three categories (in thousands):

	Three months ended April 30					Nine months ended April 30
		% of		% of			% of		% of
	2017	Revenue	2016	Revenue	% Change	2017	Revenue	2016	Revenue	% Change
Net revenues	$13,425		$11,984		12.0%	$38,941		$35,473		9.8%
Cost of revenues:
Amortization of capitalized software costs	632	4.7%	530	4.4%	19.2%	1,782	4.6%	1,570	4.4%	13.5%
Direct labor	880	6.6%	791	6.6%	11.3%	2,448	6.3%	2,059	5.8%	18.9%
Other direct costs	1,100	8.2%	1,013	8.5%	8.6%	3,274	8.4%	2,838	8.0%	15.4%
Total cost of revenues	2,612	19.5%	2,334	19.5%	11.9%	7,504	19.3%	6,467	18.2%	16.0%
Gross profit	$10,813	80.5%	$9,650	80.5%	12.1%	$31,437	80.7%	$29,006	81.8%	8.4%

Gross profit was $10,813,000 or 80.5% of revenue and $31,437,000 or 80.7% of revenue for the three and nine months ended April 30, 2017, respectively, compared to $9,650,000 or 80.5% of revenue and $29,006,000 or 81.8% of revenue for the same periods last year. Amortization of capitalized software costs as a percentage of revenue increased from 4.4% for the three and nine months ended April 30, 2016, to 4.7% and 4.6% for the same periods this year primarily due to the additional amortization of the acquired Auction 123 software. Direct labor costs increased 11.3% and 18.9% for the three and nine months ended April 30, 2017, respectively, compared to the same periods last year primarily due to: (i) an increase in our digital marketing revenue, which has higher direct costs than our other products; (ii) an increase in website implementations; and (iii) the migration of customer websites in an effort to transition customers to our new ARI responsive platform, consolidate our customers to the product most suited to their industry and consolidate our website platforms. Other direct costs as a percentage of revenue increased from 8.0% for the nine months ended April 30, 2016, to 8.4% for the same periods this year, primarily due to increased third party costs associated with our digital marketing and Auction 123 offerings. The Company expects fluctuations in gross margin from quarter to quarter and year over year based on the mix of products sold and the number of customer platform migrations conducted in a given period.

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

The following table summarizes our operating expenses by expense category (in thousands):

	Three months ended April 30					Nine months ended April 30
		% of		% of	%		% of		% of	%
	2017	Revenue	2016	Revenue	Change	2017	Revenue	2016	Revenue	Change
Sales and marketing	$2,595	19.3%	$2,801	23.4%	(7.4)%	$8,104	20.8%	$8,314	23.4%	(2.5)%
Customer operations and support	2,618	19.5%	2,374	19.8%	10.3%	8,258	21.2%	7,248	20.4%	13.9%
Software development and technical support	1,505	11.2%	1,221	10.2%	23.3%	4,321	11.2%	3,795	10.7%	13.9%
General and administrative	1,864	13.9%	1,732	14.5%	7.6%	5,770	14.8%	5,247	14.8%	10.0%
Depreciation and amortization (1)	744	5.5%	601	5.0%	23.8%	2,057	5.3%	1,800	5.1%	14.3%
Net operating expenses	$9,326	69.5%	$8,729	72.8%	6.8%	$28,510	73.2%	$26,404	74.4%	8.0%

(1) Exclusive of amortization of software products of $632, $530, $1,782 and $1,570 for the three and nine months ended April 30, 2017 and 2016, respectively, which are included in cost of revenue.

Net operating expenses increased 6.8%, or $597,000 and 8.0% or $2,106,000, for the three and nine months ended April 30, 2017, respectively, compared to the same periods last year. The increase in net operating expenses was due to several factors, including: (i) operating costs for the new India operation; (ii) operating costs for the Auction 123 acquisition which includes the costs associated with amortization of acquired software and intangible assets associated with the acquisition; (iii) operating costs to support our growth in revenue; (iv) acquisition costs for the Auction 123 acquisition; and (v) professional fees related to a proxy contest in the second quarter of fiscal 2017. Net operating expenses as a percentage of revenue decreased from 74.4% for the nine months ended April 30, 2016, to 73.2% for the same period this year. Management expects net operating expenses to decline as a percentage of total revenue to the extent the Company continues to leverage growth in its core RR products, as incremental costs related to these products decrease for every dollar of new revenue.

Sales and Marketing

Sales and marketing expense decreased 7.4% or $206,000 and 2.5% or $210,000 during the three and nine months ended April 30, 2017, compared to the same periods last year, primarily due to streamlining our sales force as we integrate our most recent acquisitions. Sales and marketing expense as a percentage of revenue decreased from 23.4% of revenue for the nine months ended April 30, 2016 to 20.8% for the same period in fiscal 2017. This decrease is due to the growth in our RR base, which requires much less resources to renew, as well as some open sales headcount in the three month period ending April 30, 2017 which the Company expects to fill in the next three months. Management expects sales and marketing expense as a percentage of revenue to be flat as RR continues to grow.

Customer Operations and Support

Customer operations and support expense increased 10.3% or $244,000 and 13.9% or $1,010,000, during the three and nine months ended April 30, 2017, respectively, compared to the same periods last year, primarily due to the expenses associated with the Auction 123 and India operations, as well as an increase in information technology and customer support costs to support the increase in sales. Customer operations and support expense as a percentage of revenue increased from 20.4% of revenue for the nine months ended April 30, 2016 to 21.2% during the same period this year. The customer operations and support functions of an acquired business typically take longer to fully integrate due to merging software platforms, help desks and customer hosting systems in order to operate more efficiently. Management expects customer operations and support expenses to decline as a percentage of revenue over time, to the extent we continue to integrate these areas into our operations and we supplement labor capacity in our India office, while RR continues to grow.

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

Software development and technical support costs increased 23.3% or $284,000 and 13.9% or $526,000 during the three and nine months ended April 30, 2017 and 2016, respectively, primarily due to the development costs of the Auction 123 acquisition. During the three and nine months ended April 30, 2017, we capitalized $434,000 and $1,289,000 of software development labor, overhead and interest expense, respectively, versus $370,000 and $928,000 during the same periods last year. The year to date increase was a result of two significant product initiatives that were escalated in the first quarter of fiscal 2017. In addition to internal capitalized software costs, we had outsourced development costs of $0 and $232,000 during the three and nine months ended April 30, 2017, respectively, and $113,000 and $382,000 during the same periods last year. We devoted much of these resources to a major upgrade of our website and e-Catalog publishing products during both fiscal 2016 and 2017.  In January of fiscal 2017, we replaced this outsourced development labor with software development resources from our India office at a reduced cost.

We expect fluctuations in the percentage of software development and technical support costs classified as operating expenses from period-to-period, based on the mix of research and prototype work versus capitalized software development and professional services activities.

General and Administrative

General and administrative expense increased 7.6%, or $132,000 and 10.0% or $523,000 during the three and nine months ended April 30, 2017, respectively, compared to the same periods last year, primarily due to operating costs from the Auction 123 acquisition, and on a year to date basis, professional services related to both the Auction 123 acquisition and a  proxy contest. General and administrative expense as a percentage of revenue decreased from 14.5% and 14.8% of revenue for the three and nine months ended April 30, 2016 to 13.9% and 14.8% for the same periods in fiscal 2017. Management expects general and administrative expense as a percentage of revenue to decrease over time as we continue to scale the business, although additional acquisitions or other transactions could result in elevated general and administrative expense in future periods.

Other Income and Expense

The table below summarizes the components of other income and expenses (in thousands):

	Three months ended April 30			Nine months ended April 30
	2017	2016	% Change	2017	2016	% Change
Interest expense	$(200)	$(118)	69.5%	$(526)	$(350)	50.3%
Other, net	9	13	(30.8)%	11	5	120.0%
Total other income (expense)	$(191)	$(105)	81.9%	$(515)	$(345)	49.3%

Interest expense is composed of both interest paid on the Company’s debt financing arrangements and amortization of non-cash interest charges related to deferred finance costs and imputed interest on contingent liabilities. Interest and other expense increased 81.9%, or $86,000 and 49.3% or $170,000 during the three and nine months ended April 30, 2017, respectively, compared to the same periods last year, primarily due to additional bank debt and contingent liabilities associated with the Auction 123 acquisition.

Income Taxes

The Company has net deferred tax assets of $3,923,000 as of April 30, 2017, primarily consisting of book to tax temporary differences and tax credit carryforwards. Income tax expense is provided for at the applicable statutory tax rate applied to current U.S. income before taxes, plus or minus any adjustments to the deferred tax assets and to the estimated valuation allowance against deferred tax assets. Income tax expense does not represent a significant current cash obligation, as we continued to have NOLs and tax credits to offset substantially all of the taxable income.

We had a net income tax benefit of $129,000 during the quarter ended April 30, 2017 compared to expense of $368,000 for the same period last year.  During the quarter ended April 30, 2017, the Company recorded an income tax benefit of approximately $595,000, net of an unrecognized tax benefit and valuation allowance, associated with US research and development (“R&D”) credits related to fiscal year 2013 through the third quarter of fiscal 2017. Income tax expense was $389,000 during the nine months ended April 30, 2017, compared to $972,000 during the same period last year. We paid income taxes of $106,000 and $45,000 during the nine months ended April 30, 2017 and 2016, respectively, primarily related to statutory alternative minimum taxes. Income tax expense may vary from period to period as we continue to evaluate the valuation allowance against net deferred tax assets.

We also have NOLs related to tax losses incurred by our India and Netherlands operations. We have determined that, consistent with prior periods, it is not likely that the net operating losses will be utilized and therefore, a full valuation allowance is recorded, resulting in $0 net deferred tax assets related to our international operations at April 30, 2017 and 2016.

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

The table below presents the reconciliation of net income to Adjusted EBITDA (in thousands):

	Three months ended April 30		Nine months ended April 30		Twelve months ended April 30
	2017	2016	2017	2016	2017	2016
Net income	$1,425	$448	$2,023	$1,285	$2,481	$1,653
Interest expense	200	118	526	350	636	463
Stock-based compensation expense	153	113	476	316	587	457
Amortization included in cost of sales	633	531	1,783	1,571	2,320	2,034
Depreciation and amortization	744	601	2,057	1,800	2,664	2,311
Income tax expense (benefit)	(129)	368	389	972	768	1,177
Adjusted EBITDA	$3,026	$2,179	$7,254	$6,294	$9,456	$8,095

Revenue	$13,425	$11,984	$38,941	$35,473	$51,161	$46,385
Adjusted EBITDA as a % of revenue	22.5%	18.2%	18.6%	17.7%	18.5%	17.5%

Adjusted EBITDA increased during the three, nine and twelve months ended April 30, 2017, compared to the same periods last year. Adjusted EBITDA as a percentage of revenue increased from 17.7% during the nine months ended April 30, 2016, to 18.6% during the same period this year. Management expects Adjusted EBITDA to increase for the full fiscal 2017 year, compared to the prior year, to the extent earnings increase as a result of RR growth.

Liquidity and Capital Resources

The following table sets forth certain cash flow information derived from our unaudited financial statements (in thousands):

	Nine months ended April 30
	2017	2016	Change
Net cash provided by operating activities	$7,032	$5,543	$1,489
Net cash used in investing activities	(13,083)	(2,372)	(10,711)
Net cash provided by (used in) financing activities	6,502	(1,011)	7,513
Effect of foreign currency exchange rate changes on cash	(14)	(4)	(10)
Net change in cash	$437	$2,156	$(1,719)
Cash at end of period	$5,555	$4,440	$1,115

We generated $437,000 of net cash during the nine months ended April 30, 2017, compared to $2,156,000 during the same period last year. We generated net cash from operating activities of $7,032,000 during the nine months ended April 30, 2017, compared to 5,543,000 during the same period last year, an increase of 26.9% or $1,489,000.

Cash used in investing activities increased $10,711,000 for the nine months ended April 30, 2017, compared to the same period last year, primarily due to the acquisition of Auction 123. We paid cash of $11,066,000 for the assets of Auction 123, $261,000 for contingent liabilities related to our acquisitions, capitalized $1,521,000 of software development costs, and acquired technology equipment of $235,000 during the nine months ended April 30, 2017. We paid cash of $505,000 for contingent liabilities, capitalized $1,310,000 of software development costs, and acquired technology equipment of $557,000 during the nine months ended April 30, 2016. We will continue to invest cash in the business to further our growth strategies previously discussed.

Net cash provided by financing activities was $6,502,000 during the nine months ended April 30, 2017, primarily due to $8.1 million of additional debt obligations under the SVB note in order to finance the Auction 123 acquisition. Net cash used in financing activities was $1,011,000 during the nine months ended April 30, 2016, primarily to pay down the SVB note and capital lease obligations.

Management believes that current cash balances and its ability to generate cash from operations are sufficient to fund our needs over the next twelve months, although additional financing may be necessary if the Company were to complete a material acquisition or to make a large investment in its business.

Debt

The Company has a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which SVB extended to the Company credit facilities consisting of a $3,000,000 revolving credit facility with a maturity date of September 30, 2018 and a $13,000,000 term loan with a maturity date of November 1, 2021. In addition to this, the Company has issued three promissory notes in connection with its acquisitions. See Note 3 to the consolidated financial statements for further details. The following table summarizes the minimum principal payments due on the SVB Term Note, the TCS Notes and the DCi Note as of April 30, 2017 (in thousands):

Fiscal year ending July 31:	SVB Term Note	TCS Notes	DCi Notes	Total Notes Payable
2017	$325	$246	$157	$728
2018	1,300	1,014	645	2,959
2019	1,625	262	671	2,558
2020	2,275	—	—	2,275
2021	2,600	—	—	2,600
2022	4,550	—	—	4,550
	$12,675	$1,522	$1,473	$15,670

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the usual course of business. No material legal proceedings to which the Company is a party exist at April 30, 2017.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Chief Executive Officer.

32.2 Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June 2017.

ARI NETWORK SERVICES, INC.

(Registrant)

By:	/s/ Roy W. Olivier_
Roy W. Olivier
President and Chief Executive Officer

By:	/s/ William A. Nurthen _
William A. Nurthen
Vice President of Finance and Chief Financial Officer